Form 10-K
period 2011-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2011-09-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011                                                                           OR

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

Large accelerated filer _____	Accelerated filer X .
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company _____

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES           NO   X  .

As of September 7, 2011, there were 11,507,431 shares of the Registrant’s common stock issued and outstanding.  The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2010, was $76.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2011 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

PROVIDENT FINANCIAL HOLDINGS, INC.

As used in this report, the terms “we,” “our,” “us,” and “Provident” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to the “Bank” or “Provident Savings Bank” in this report, we are referring to Provident Savings Bank, F.S.B., a wholly owned subsidiary of Provident Financial Holdings, Inc.

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At June 30, 2011, the Corporation had consolidated total assets of $1.3 billion, total deposits of $945.8 million and stockholders’ equity of $141.7 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California.  Prior to July 21, 2011, the Bank was regulated by the Office of Thrift Supervision (“OTS”).  As a result of the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bank is now regulated by the Office of Comptroller of the Currency (“OCC”), its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits.  The Bank’s deposits are federally insured up to applicable limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) – San Francisco since 1956.

Additionally, the Dodd-Frank Act changed the regulator of all savings and loan holding companies, including the Corporation, from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  For additional information regarding the Dodd-Frank Act, see “Regulation” on page 39 of this Form 10-K.

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

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  Mortgage banking activities primarily consist of the origination and sale of single-family mortgage loans (including second mortgages and equity lines of credit).  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment.  See “Subsidiary Activities” on page 38 of this Form 10-K.  The activities of Provident Financial Corp are included in the Provident Bank operating segment.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino Counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank has contributed $40,000 annually to the Foundation in fiscal 2011, 2010 and 2009.

Subsequent Events:

Cash dividend

On July 21, 2011, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.03 per share.  Shareholders of the Corporation’s common stock at the close of business on August 19, 2011 will be entitled to receive the cash dividend, payable on September 16, 2011.  Additionally, the Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 570,932 shares.  The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase plan.

Market Area

The Bank is headquartered in Riverside, California and operates 13 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include most of Southern California and some of Northern California.  As of June 30, 2011, there were 10 PBM loan production offices located in Southern California (in Los Angeles, Riverside, San Bernardino and San Diego counties) and two PBM loan production offices in northern California (in Alameda county).  PBM’s loan production offices include two wholesale offices through which the Bank maintains a network of loan correspondents.  Most of the Bank’s business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The unemployment rate in the Inland Empire in June 2011 was 13.2%, compared to 11.8% in California and 9.2% nationwide, according to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics.  Current unemployment data improved slightly, yet remains weak, as compared to the unemployment data reported in June 2010 of 14.4% in the Inland Empire, 12.3% in California and 9.5% nationwide.

Southern California home sales remained relatively sluggish throughout fiscal 2011 although in June 2011 sales increased to the highest level for any month since June 2010, when the market still benefited from federal homebuyer tax credits.  Sales of lower-cost homes, driven by investors and first-time buyers, and even high-end sales continued to increase more rapidly than traditional move-up activity in middle price ranges, a real estate information service reported.  A total of 20,532 new and resale houses and condos sold in Los Angeles, Riverside, San Diego, Ventura, San Bernardino and Orange counties in June 2011 as compared to 23,871 in June 2010 (Source: DataQuick; DQNews.com – July 12, 2011 News Release).

An estimated 38,975 new and resale houses and condos were sold statewide in June 2011 as compared to 43,964 sales in June 2010.  California sales for the month of June have varied from a low of 35,202 in June 2008 to a high of 76,669 in June 2004, while the monthly average is 49,929. The median price paid for a home in California in June 2011 was $253,000, down 6.3 percent from $270,000 in June 2010.  The year-over-year decrease was the ninth in a row after 11 months of increases. The statewide median’s low point in the current cycle was $221,000 in April 2009, while the peak was $484,000 in early 2007 (Source: DataQuick; DQNews.com – July 14, 2011 News Release).

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits.  The population growth in the Inland Empire has attracted numerous financial institutions to the Bank’s market area.  The Bank’s primary competitors are large regional and super-regional commercial banks as well as other community-

oriented banks and savings institutions.  The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area.  Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank.  The Bank’s mortgage banking operations also face competition from mortgage bankers, brokers and other financial institutions.  This competition may limit the Bank’s growth and profitability in the future.

Personnel

As of June 30, 2011, the Bank had 436 full-time equivalent employees, which consisted of 376 full-time and 60 part-time employees.  The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Segment Reporting

Financial information regarding the Corporation’s operating segments is contained in Note 17 to the Corporation’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Internet Website

The Corporation maintains a website at www.myprovident.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, the Corporation makes available free of charge through that website the Corporation’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.  This information is available at www.sec.gov.

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment.  Due to the decline in real estate values and deterioration of credit quality, particularly for single-family loans, and the Bank’s short-term strategy to improve liquidity and preserve capital, the Bank has reduced new loans held for investment, particularly single-family loans.  The Bank’s net loans held for investment were $881.6 million at June 30, 2011, representing approximately 67.1% of consolidated total assets.  This compares to $1.01 billion, or 71.9% of consolidated total assets, at June 30, 2010.

At June 30, 2011, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $23.1 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2011, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2011 consists of: seven multi-family loans totaling $5.0 million and two commercial real estate loans totaling $2.1 million to one group of borrowers; one commercial real estate loan totaling $6.3 million to one group of borrowers; two commercial real estate loans totaling $5.7 million to one group of borrowers, two commercial real estate loans totaling $5.6 million to one group of borrowers; and three multi-family loans totaling $5.3 million to one group of borrowers.  The collateral properties of these loans are located in Southern California.  At June 30, 2011, all of these loans were performing in accordance with their repayment terms, although one commercial real estate loan for $2.9 million was classified by the Bank as special mention.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 494,192	54.34%	$ 583,126	55.73%	$ 694,354	57.52%	$ 808,836	58.16%	$ 827,656	59.72%
Multi-family	304,808	33.52	343,551	32.83	372,623	30.87	399,733	28.75	330,231	23.83
Commercial real estate	103,637	11.39	110,310	10.54	122,697	10.17	136,176	9.79	147,545	10.65
Construction	-	-	400	0.04	4,513	0.37	32,907	2.37	60,571	4.36
Other	1,530	0.17	1,532	0.15	2,513	0.21	3,728	0.27	9,307	0.67
Total mortgage loans	904,167	99.42	1,038,919	99.29	1,196,700	99.14	1,381,380	99.34	1,375,310	99.23

Commercial business loans	4,526	0.50	6,620	0.63	9,183	0.76	8,633	0.62	10,054	0.73
Consumer loans	750	0.08	857	0.08	1,151	0.10	625	0.04	509	0.04
Total loans held for investment, gross	909,443	100.00%	1,046,396	100.00%	1,207,034	100.00%	1,390,638	100.00%	1,385,873	100.00%

Undisbursed loan funds	-		-		(305)		(7,864)		(25,484)
Deferred loan costs, net	2,649		3,365		4,245		5,261		5,152
Allowance for loan losses	(30,482)		(43,501)		(45,445)		(19,898)		(14,845)
Total loans held for investment, net	$ 881,610		$ 1,006,260		$ 1,165,529		$ 1,368,137		$ 1,350,696

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2011 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 978	$ 730	$ 699	$ 2,414	$ 489,371	$ 494,192
Multi-family	288	3,547	48,731	51,064	201,178	304,808
Commercial real estate	3,111	20,305	27,641	44,666	7,914	103,637
Other	1,292	-	238	-	-	1,530
Commercial business loans	861	1,740	1,384	541	-	4,526
Consumer loans	750	-	-	-	-	750
Total loans held for investment, gross	$ 7,280	$ 26,322	$ 78,693	$ 98,685	$ 698,463	$ 909,443

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2012 which have fixed and floating or adjustable interest rates.

			Floating or
			Adjustable
	Fixed-Rate	% (1)	Rate	% (1)
(In Thousands)

Mortgage loans:
Single-family	$ 5,201	1%	$ 488,013	99%
Multi-family	15,238	5%	289,282	95%
Commercial real estate	20,219	20%	80,307	80%
Other	238	100%	-	- %
Commercial business loans	2,208	60%	1,457	40%
Total loans held for investment, gross	$ 43,104	5%	$ 859,059	95%

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2011, total single-family loans held for investment decreased to $494.2 million, or 54.3% of the total loans held for investment, from $583.1 million, or 55.7% of the total loans held for investment, at June 30, 2010.  The decrease in the single-family loans in fiscal 2011 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

The Bank’s residential mortgage loans are generally underwritten and documented in accordance with guidelines established by institutional loan buyers, Freddie Mac, Fannie Mae and the Federal Housing Administration (collectively, “the secondary market”).  All conforming agency loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac, Fannie Mae, the Department of Housing and Urban Development (“HUD”), Federal Housing Administration (“FHA”) and the Veterans’ Administration (“VA”).  Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an investor’s criteria).  Non-conforming loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The non-conforming loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices.  Given the recent market environment, PBM ceased the origination of non-conforming loans in the third quarter of fiscal 2008 and has expanded the production of FHA, VA, Freddie Mac and Fannie Mae loans.

In fiscal 2009, the Bank implemented tighter underwriting standards commensurate with the decline in real estate market conditions.  These standards remain in place today.  The Bank requires verified documentation of income and assets and our underwriting conforms to agency mandated credit score requirements.  Generally, mortgage insurance is required on all loans exceeding 80% loan-to-value based on the lower of purchase price or appraised value.  The maximum allowable loan-to-value is 97% on a purchase transaction for conventional financing with mortgage insurance and 96.5% loan-to-value for FHA financing with mortgage insurance.  Second home purchases and rate and term refinance transactions are capped at 90% loan-to-value with mortgage insurance.  Non-owner purchase and rate and term refinance transactions are capped at 80% loan-to-value while non-owner refinance cash-out transactions are capped at 75% loan-to-value.  We manage our underwriting standards, loan-to-value ratios and credit standards to the currently required agency and investor policies and guidelines.  These standards may change at any time, given changes in real estate market conditions, secondary real estate market requirements and changes to investor policies and guidelines.

The Bank previously offered closed-end, fixed-rate home equity loans that were secured by the borrower’s primary residence.  These loans did not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2011, home equity loans amounted to $1.7 million or 0.3% of single-family loans held for investment, as compared to $2.0 million or 0.4% of single-family loans held for investment at June 30, 2010.  The Bank also offered secured lines of credit, which are generally secured by a second mortgage on the borrower’s primary residence up to 100% of the appraised value of the residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2011 and 2010, the outstanding secured lines of credit were $1.0 million and $1.3 million, respectively.  The Bank ceased the origination of home equity loans and secured lines of credit in the second quarter of fiscal 2008 as a result of the deterioration in single-family real estate values.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions.  Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes; the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have three or five-year fixed periods prior to the first adjustment (“3/1 or 5/1 hybrids”), and do not require principal amortization for up to 120 months.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.  Given the recent market environment, the production of ARM loans has been substantially reduced because borrowers favor fixed rate mortgages.

The reset of interest rates on ARM loans, primarily interest-only single-family loans, to fully-amortizing status has not created a payment shock for most borrowers primarily because the majority of loans are repricing at 2.75% over six-month LIBOR, which has resulted in a lower interest rate than the borrower’s pre-adjustment interest rate.

Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of current economic conditions may increase the risk of delinquencies and defaults.  The higher delinquency level experienced by the Corporation in fiscal 2011 and 2010 was primarily due to higher unemployment, the U.S. recession and the decline in real estate values, particularly in California.  It should be noted, however, that the delinquency level experienced in fiscal 2011 has improved as compared to the levels experienced in fiscal 2010 and 2009.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family ARM loans.  At June 30, 2011, the Bank had 35 loans outstanding for $13.8 million with a 50-year term, compared to 38 loans for $14.9 million at June 30, 2010.

As of June 30, 2011, the Bank had $50.4 million in negative amortization mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal), which consisted of $31.3 million of multi-family loans, $11.5 million of commercial real estate loans and $7.6 million of single-family loans.  This compares to $60.9 million at June 30, 2010, which consisted of $38.4 million of multi-family loans, $12.9 million of commercial real estate loans and $9.6 million of single-family loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as a collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in a higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation.

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

In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2011 and 2010, interest-only, first trust deed, ARM loans were $241.6 million and $309.9 million, or 26.5% and 29.5%, respectively, of the loans held for investment.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2011:

	Outstanding	Weighted-Average	Weighted-Average	Weighted-Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 241,550	735	73%	4.84 years
Stated income (5)	$ 257,181	731	71%	5.53 years
FICO less than or equal to 660	$ 15,167	643	68%	6.29 years
Over 30-year amortization	$ 18,663	735	67%	5.86 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $21.9 million of “Interest only,” $28.9 million of “Stated income,” $1.7 million of “FICO less than or equal to 660,” and $2.3 million of “Over 30-year amortization” balances were non-performing.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	Loan-to-value (“LTV”) is the ratio calculated by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as a loan to a borrower whose stated income on his/her loan application was not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2011:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 6,685	18%	- %
Fully amortize between 1 year and 5 years	108,713	9%	- %
Fully amortize after 5 years	126,152	9%	- %
Total	$ 241,550	9%	- %

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2011:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 223,101	11%	- %
Interest rate reset between 1 year and 5 years	34,044	12%	- %
Interest rate reset after 5 years	36	-%	- %
Total	$ 257,181	11%	- %

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

A decline in real estate values subsequent to the time of origination of our real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values continue to decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Corporation does not periodically update LTV on its loans held for investment by obtaining new appraisals or broker price opinions  unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower.  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following table may be understated in comparison to the current LTV ratios as a result of the year of origination, the subsequent general decline in real estate values that may have occurred and the specific location of the individual properties. The Corporation cannot quantify the current LTVs of its loans held for investment or quantify the impact of the decline in real estate values to the original LTVs of its loans held for investment by loan type, geography, or other subsets.

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2011:

	Calendar Year of Origination
(Dollars In Thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD June 30, 2011	Total

Loan balance	$ 33,022	$ 69,479	$ 152,348	$ 124,016	$ 75,004	$ 33,096	$ 1,578	$ 822	$ 1,889	$ 491,254
Weighted average LTV (1)	61%	73%	71%	70%	72%	76%	57%	71%	67%	71%
Weighted average age (in years)	10.42	6.80	5.94	4.96	3.98	3.24	2.11	1.01	0.23	5.59
Weighted average FICO	717	723	731	741	732	743	750	726	763	733
Number of loans	222	213	399	279	144	62	6	3	7	1,335

Geographic breakdown (%):
Inland Empire	38%	28%	31%	29%	28%	30%	100%	100%	43%	30%
Southern California (other than Inland Empire)	57%	66%	62%	51%	41%	40%	- %	- %	41%	55%
Other California	4%	5%	7%	18%	30%	30%	- %	- %	16%	14%
Other states	1%	1%	- %	2%	1%	- %	- %	- %	- %	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in single-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2011, multi-family mortgage loans were $304.8 million and commercial real estate loans were $103.6 million, or 33.5% and 11.4%, respectively, of loans held for investment.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2011 the Bank originated $3.8 million and purchased $7.1 million of multi-family and commercial real estate loans, all of which were re-underwritten in accordance with the Bank’s origination guidelines.  At June 30, 2011, the Bank had 415 multi-family and 135 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2011, $271.3 million, or 89.0%, of the Bank’s multi-family loans were secured by five to 36 unit projects and were primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, warehouses and small retail centers, primarily located in Southern California.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2011, the Bank had 54 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $129.3 million, all of which were performing in accordance with their terms, except one multi-family loan classified in accordance with federal bank regulatory guidelines as substandard for $1.5 million, net of a specific loan loss allowance of $555,000.  The Bank obtains appraisals on properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  Properties securing multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  At June 30, 2011, the Bank had $2.0 million, net of specific loan loss allowances, of non-performing multi-family loans and $2.2 million, net of specific loan loss allowances, of non-performing commercial real estate loans.  At June 30, 2011, the Bank had $387,000 of commercial real estate loans past due 30 to 89 days and no multi-family loans past due 30 to 89 days.  Non-performing loans and delinquent loans may increase as a result of the general decline in Southern California real estate markets and poor general economic conditions.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2011:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 193,896	1%	-%	5%
Interest rate reset or mature between 1 year and 5 years	82,853	-%	-%	7%
Interest rate reset or mature after 5 years	28,059	-%	-%	17%
Total	$ 304,808	1%	-%	7%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2011:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 68,451	4%	1%	26%
Interest rate reset or mature between 1 year and 5 years	23,996	-%	-%	19%
Interest rate reset or mature after 5 years	11,190	-%	-%	70%
Total	$ 103,637	2%	-%	29%

(1)	As a percentage of each category.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2011:

	Calendar Year of Origination
(Dollars In Thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD June 30, 2011	Total

Loan balance	$ 15,718	$ 38,103	$ 49,845	$ 89,328	$ 86,561	$ 14,622	$ -	$ 968	$ 9,663	$ 304,808
Weighted average LTV (1)	47%	49%	53%	56%	56%	49%	- %	69%	70%	54%
Weighted average debt coverage ratio (2)	1.60x	1.46x	1.27x	1.26x	1.25x	1.42x	- x	1.33x	1.27x	1.31x
Weighted average age (in years)	9.06	7.03	6.00	5.04	3.98	3.20	-	1.17	0.23	5.10
Weighted average FICO	723	711	705	706	702	757	-	715	750	713
Number of loans	38	53	81	97	110	20	-	4	12	415

Geographic breakdown (%):
Inland Empire	19%	21%	7%	13%	3%	10%	- %	- %	15%	10%
Southern California (other than Inland Empire)	74%	75%	65%	57%	86%	88%	-	33%	53%	71%
Other California	7%	3%	27%	27%	11%	2%	-	67%	32%	18%
Other states	- %	1%	1%	3%	- %	- %	-	- %	- %	1%
	100%	100%	100%	100%	100%	100%	- %	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in multi-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

(2)   At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2011:

	Calendar Year of Origination
(Dollars In Thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD June 30, 2011	Total (3) (4)

Loan balance	$ 20,491	$ 8,841	$ 15,911	$ 20,480	$ 19,675	$ 6,178	$ 11,149	$ 431	$ 481	$ 103,637
Weighted average LTV (1)	45%	50%	47%	56%	53%	37%	59%	56%	44%	50%
Weighted average debt coverage ratio (2)	1.55x	2.53x	2.03x	2.38x	2.32x	1.74x	1.22x	1.23x	1.32x	1.99x
Weighted average age (in years)	9.25	6.96	5.95	4.91	4.00	3.18	1.99	1.07	0.01	5.48
Weighted average FICO	732	708	700	719	715	756	722	705	790	719
Number of loans	34	17	21	23	21	10	5	3	1	135

Geographic breakdown (%):
Inland Empire	70%	30%	66%	22%	40%	7%	86%	48%	100%	49%
Southern California (other than Inland Empire)	30%	70%	34%	78%	51%	93%	- %	52%	- %	48%
Other California	- %	- %	- %	- %	9%	- %	- %	- %	- %	2%
Other states	- %	- %	- %	- %	- %	- %	14%	- %	- %	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in commercial real estate values, the weighted average LTV presented  above may be significantly understated to current market values.

(2)	At time of loan origination.
(3)
Comprised of the following: $26.7 million in retail; $25.4 million in office; $10.5 million in mixed use; $9.2 million in medical/dental office; $8.8 million in light industrial/manufacturing; $5.7 million in warehouse; $3.6 million in restaurant/fast food; $3.3 million in mini-storage; $3.0 million in research and development; $2.2 million in mobile home parks; $2.0 million in schools; $1.9 million in hotel and motel; $1.0 million in automotive - non gasoline; and $331,000 in other.

(4)	Consists of $68.7 million or 66.3% in investment properties and $34.9 million or 33.7% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  The Bank had no construction loans at June 30, 2011 as compared to $400,000 at June 30, 2010, as a result of management’s decision in fiscal 2006 to reduce tract construction loan originations (given anticipated unfavorable real estate market conditions).  There were no loan originations of construction mortgage loans in fiscal 2011 and 2010.

Other mortgage loans.  At June 30, 2011, other mortgage loans, which consisted of land loans, were $1.5 million, or 0.2%, of the Bank’s loans held for investment, unchanged from the balance at June 30, 2010.  The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank solicits other lenders to purchase participating interests in multi-family and commercial real estate loans.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates what would be the Bank’s servicing expenses.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  The Bank purchased $7.1 million of loans in fiscal 2011 as compared to none in fiscal 2010.  As of June 30, 2011, total loans serviced by other financial institutions were $20.4 million, down 7% from $22.0 million at June 30, 2010.  As of June 30, 2011, all loans serviced by others are performing according to their contractual agreements, although one loan of $1.6 million was classified as special mention.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any participation loans in fiscal 2011 and 2010.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2011, commercial business loans were $4.5 million, or 0.5% of loans held for investment, a decrease of $2.1 million, or 32%, during fiscal 2011.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  The Bank has $143,000 of non-performing commercial business loans at June 30, 2011, down 75% from $567,000 at June 30, 2010.  During fiscal 2011, the Bank had a net recovery of $25,000 on commercial business loans, an improvement from net charge offs of $893,000 during fiscal 2010.

Consumer Loans.  At June 30, 2011, the Bank’s consumer loans were $750,000, or 0.1% of the Bank’s loans held for investment, a decrease of 12% during fiscal 2011.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2011 and 2010 were $520,000 and $580,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no consumer loans accounted for on a non-performing basis at June 30, 2011, an improvement from $1,000 of non-performing consumer loans at June 30, 2010.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been primarily originating loans for sale to institutional investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the California economy affect the number of loans originated by PBM and, thus, the amount of loan sales, gain on sale of loans, net interest income and loan fees earned.  Originations of loans during fiscal 2011, 2010 and 2009 were $2.15 billion, $1.80 billion and $1.33 billion, respectively.  The total loan origination volume was higher than fiscal 2010, primarily as a result of relatively low mortgage interest rates, a less competitive mortgage banking environment and more stable, though still weakened, real estate market.  The low mortgage rates were primarily a result of the actions taken by the U.S. Department of Treasury and Federal Reserve to reduce interest rates in response to the global credit crisis.  Of the total PBM loan originations, loans originated for investment were $1.8 million, $818,000 and $9.4 million in fiscal 2011, 2010 and 2009, respectively.  The small amount of the PBM loans originated for investment was consistent with the Corporation’s short-term strategy to deleverage the balance sheet in order to mitigate credit and liquidity risks and to improve capital ratios.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 835 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Accepted loans are funded and sold by the Bank.  Wholesale loans originated for sale in fiscal 2011, 2010 and 2009 were $1.39 billion, $1.34 billion and $1.06 billion, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale representatives, underwriters and processors.

PBM’s retail loan production utilizes loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2011, PBM operated stand-alone retail loan production offices in City of Industry, Dublin, Escondido, Glendora, Hermosa Beach, Rancho Cucamonga and Riverside (3), California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank instead of the wholesale loan broker.  Retail loans originated for sale in fiscal 2011, 2010 and 2009 were $750.7 million, $464.1 million and $259.3 million, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing on new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale at June 30, 2011 and 2010 were $107.5 million and $146.4 million, respectively (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments (see “Derivative Activities” on page 19 of this Form 10-K).

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination fees and costs for loans originated for sale are deferred until the related loans are sold.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale.  At June 30, 2011 and 2010, the Bank had $2.6 million and $3.4 million, respectively, of unamortized deferred loan origination costs (net) in loans held for investment.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include loans insured by the FHA and VA as well as conventional loans.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by secondary market investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to institutional investors.  The Bank also sells conventional whole loans to Fannie Mae and Freddie Mac (see “Derivative Activities” on page 19 of this Form 10-K).

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated.

	Year Ended June 30,
	2011	2010	2009
(In Thousands)

Loans originated for sale:
Retail originations	$ 750,737	$ 464,145	$ 259,348
Wholesale originations	1,392,806	1,336,686	1,058,275
Total loans originated for sale (1)	2,143,543	1,800,831	1,317,623

Loans sold:
Servicing released	(2,115,845)	(1,778,684)	(1,204,492)
Servicing retained	(1,999)	(2,541)	(193)
Total loans sold (2)	(2,117,844)	(1,781,225)	(1,204,685)

Loans originated for investment:
Mortgage loans:
Single-family	2,059	1,209	8,885
Multi-family	3,220	841	6,250
Commercial real estate	539	1,872	8,473
Construction	-	-	265
Other	-	-	3,363
Commercial business loans	416	-	938
Consumer loans	9	124	557
Total loans originated for investment (3)	6,243	4,046	28,731

Loans purchased for investment:
Mortgage loans:
Multi-family	6,610	-	595
Commercial real estate	481	-	-
Total loans purchased for investment	7,091	-	595

Mortgage loan principal repayments	(106,041)	(106,961)	(146,458)
Real estate acquired in the settlement of loans	(47,316)	(59,038)	(63,445)
Increase (decrease) in other items, net (4)	11,097	7,288	(17,385)
Net decrease in loans held for investment, loans held for sale at fair value and loans held for sale at lower of cost or market	$ (103,227)	$ (135,059)	$ (85,024)

(1)	Includes PBM loans originated for sale during fiscal 2011, 2010 and 2009 totaling $2.14 billion, $1.80 billion and $1.32 billion, respectively.
(2)	Includes PBM loans sold during fiscal 2011, 2010 and 2009 totaling $2.12 billion, $1.78 billion and $1.20 billion, respectively.
(3)	Includes PBM loans originated for investment during fiscal 2011, 2010 and 2009 totaling $1.8 million, $818, and $9.4 million, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program also have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount to the Bank.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of June 30, 2011 and 2010, the Bank serviced $87.0 million and $110.5 million, respectively, of loans under this program and has established a recourse liability of $96,000 and $122,000, respectively.  In fiscal 2011 and 2010, a net recourse loss of $9,000 and $19,000, respectively, was recognized, while no losses were recognized in fiscal 2009 under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2011, the Bank did not repurchase any single-family mortgage loans as compared to $368,000 in fiscal 2010 and $4.0 million in fiscal 2009.  However, many additional repurchase requests were settled, an aggregate of $2.0 million, $3.4 million and $2.1 million in fiscal 2011, 2010 and 2009, respectively, that did not result in the repurchase of the loan itself.

Derivative Activities.  Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold.  This type of risk occurs when the Bank commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold.  Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market.  The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities.  The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are loan sale commitments and the purchase of over-the-counter put and call option contracts related to mortgage-backed securities.  At various times, depending on loan origination volume and management’s assessment of projected loan which may not fund, the Bank may reduce or increase its derivative positions.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund, the Bank may enter into “best-efforts” loan sale commitments rather than “mandatory” loan sale commitments.  Mandatory loan sale commitments may include whole loan and/or To-Be-Announced MBS (“TBA-MBS”) loan sale commitments.

Under mandatory loan sale commitments, usually with Fannie Mae, Freddie Mac or institutional investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period.  These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans.  The mandatory loan sale commitments protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale.  The amount of and delivery date of the loan sale commitments are based upon management’s estimates as to the volume of loans that will close and the length of the origination commitments.  The mandatory loan sale commitments do not provide complete interest-rate protection, however, because of the possibility of loans which may not fund during the origination process.  Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses.  If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices.  Similarly, if the Bank has too many loans to deliver, the Bank must execute additional loan sale commitments at current market prices, which may be unfavorable to the Bank.  Generally, the Bank seeks to maintain loan sale commitments equal to the funded loans held for sale at fair value, funded loans held for sale at the lower of cost or market plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout.  The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank.

Additionally, in order to reduce the interest rate risk associated with commitments to originate loans that are in excess of loan sale commitments, the Bank purchases over-the-counter put or call option contracts on government sponsored enterprise mortgage-backed securities.

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

The Bank had $13.0 million of put option contracts outstanding at June 30, 2011 and had no put or call option contracts at June 30, 2010.  At June 30, 2011 and 2010, the Bank had outstanding mandatory loan sale commitments of $279.9 million and $295.3 million, respectively; outstanding best-efforts loan sale commitments of $8.2 million and $7.9 million, respectively; and commitments to originate loans to be held for sale of $107.5 million and $146.4 million, respectively (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  Additionally, as of June 30, 2011 and 2010, the Bank’s loans held for sale at fair value were $191.7 million and $170.3 million, respectively, which were also covered by the loan sale commitments described above.  For fiscal 2011 and 2010, the Bank had a net gain of $590,000 and a net gain of $3.0 million, respectively, attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities and the fair-value adjustment on loans held for sale.

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2011, the Bank was servicing $109.4 million of loans for others, a decline from $134.7 million at June 30, 2010.  The decrease was primarily attributable to loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2011 and 2010, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 19.10% and 25.59%, respectively, and a weighted-average discount rate of 9.02% at both dates.  The required impairment reserve against servicing assets at June 30, 2011 and 2010 was $76,000 and $82,000, respectively.  The decrease in impairment reserve was due primarily to expected lower prepayments.  In aggregate, servicing assets had a carrying value of $354,000 and a fair value of $589,000 at June 30, 2011, compared to a carrying value of $377,000 and a fair value of $725,000 at June 30, 2010.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $200,000, gross unrealized gains of $197,000 and an amortized cost of $3,000 at June 30, 2011, compared to a fair value of $247,000, gross unrealized gains of $243,000 and an amortized cost of $4,000 at June 30, 2010.

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of specific loan loss allowances, if any.

	At June 30,
	2011				2010				2009
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in Thousands)

Mortgage loans:
Single-family	6	$ 1,655	116	$ 44,493	18	$ 5,835	165	$ 64,956	22	$ 9,192	199	$ 80,902
Multi-family	-	-	2	2,534	-	-	6	8,151	-	-	6	5,643
Commercial real estate	1	387	3	2,451	-	-	5	2,164	-	-	7	3,368
Construction	-	-	-	-	-	-	1	400	1	400	10	3,816
Other	-	-	1	1,292	-	-	-	-	-	-	1	1,623
Commercial business loans	1	13	4	472	-	-	3	936	-	-	8	1,809
Consumer loans	3	2	-	-	4	14	1	1	9	14	-	-
Total	11	$ 2,057	126	$ 51,242	22	$ 5,849	181	$ 76,608	32	$ 9,606	231	$ 97,161

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss allowances aggregating $14.1 million, within the meaning of ASC 310-40, “Troubled Debt Restructurings by Creditors,” at the dates indicated.

	At June 30,
	2011	2010	2009	2008	2007
(Dollars In Thousands)

Loans on non-performing status:
Mortgage loans:
Single-family	$ 16,705	$ 30,129	$ 35,434	$ 15,975	$ 13,271
Multi-family	1,463	3,945	4,930	-	-
Commercial real estate	560	725	1,255	572	-
Construction	-	350	250	4,716	2,357
Other	-	-	-	575	108
Commercial business loans	-	-	198	-	171
Consumer loans	-	1	-	-	-
Total	18,728	35,150	42,067	21,838	15,907

Accruing loans past due 90 days or more	-	-	-	-	-

Restructured loans on non-performing status:
Mortgage loans:
Single-family	15,133	19,522	23,695	1,355	-
Multi-family	490	2,541	-	-	-
Commercial real estate	1,660	1,003	1,406	-	-
Construction	-	-	2,037	-	-
Other	972	-	1,565	-	-
Commercial business loans	143	567	1,048	-	-
Total	18,398	23,633	29,751	1,355	-

Total non-performing loans	37,126	58,783	71,818	23,193	15,907

Real estate owned, net	8,329	14,667	16,439	9,355	3,804
Total non-performing assets	$ 45,455	$ 73,450	$ 88,257	$ 32,548	$ 19,711

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 15,589	$ 33,212	$ 10,880	$ 9,101	$ -
Multi-family	3,665	-	-	-	-
Commercial real estate	1,142	1,832	-	-	-
Other	237	1,292	240	28	-
Commercial business loans	125	-	-	-	-
Total	$ 20,758	$ 36,336	$ 11,120	$ 9,129	$ -

Non-performing loans as a percentage of loans held for investment, net	4.21%	5.84%	6.16%	1.70%	1.18%

Non-performing loans as a percentage of total assets	2.82%	4.20%	4.55%	1.42%	0.96%

Non-performing assets as a percentage of total assets	3.46%	5.25%	5.59%	1.99%	1.20%

The following table describes the non-performing loans by the calendar year of origination as of June 30, 2011:

	Calendar Year of Origination
(Dollars In Thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD June 30, 2011	Total

Mortgage loans:
Single-family	$ 790	$ 5,085	$ 9,113	$ 9,082	$ 4,872	$ 2,896	$ -	$ -	$ -	$ 31,838
Multi-family	-	-	-	1,953	-	-	-	-	-	1,953
Commercial real estate	-	1,293	-	927	-	-	-	-	-	2,220
Other	-	-	-	-	-	-	972	-	-	972
Commercial business loans	-	-	-	-	-	-	143	-	-	143
Total	$ 790	$ 6,378	$ 9,113	$ 11,962	$ 4,872	$ 2,896	$ 1,115	$ -	$ -	$ 37,126

The following table describes the non-performing loans by the geographic location as of June 30, 2011:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 10,386	$ 18,692	$ 2,398	$ 362	$ 31,838
Multi-family	490	-	1,463	-	1,953
Commercial real estate	-	2,220	-	-	2,220
Other	972	-	-	-	972
Commercial business loans	2	141	-	-	143
Total	$ 11,850	$ 21,053	$ 3,861	$ 362	$ 37,126

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans and real estate owned at the dates indicated:

	At June 30, 2011		At June 30, 2010
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 2,570	12	$ 8,246	26
Multi-family	3,665	2	2,823	2
Commercial real estate	6,531	6	8,062	6
Other	-	-	1,292	1
Commercial business loans	78	2	75	1
Total special mention loans	12,844	22	20,498	36

Substandard loans:
Mortgage loans:
Single-family	33,493	125	50,562	171
Multi-family	3,265	5	6,960	7
Commercial real estate	7,527	9	2,005	6
Construction	-	-	350	1
Other	972	1	-	-
Commercial business loans	156	5	567	3
Total substandard loans	45,413	145	60,444	188

Total classified loans	58,257	167	80,942	224

Real estate owned:
Single-family	6,718	26	13,574	49
Multi-family	1,041	1	193	1
Commercial real estate	102	1	424	1
Other	468	26	476	26
Total real estate owned	8,329	54	14,667	77

Total classified assets	$ 66,586	221	$ 95,609	301

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

During the fiscal year ended June 30, 2011, 43 loans for $20.7 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in the Corporation’s asset quality reports as restructured loans.  This compares to 111 loans for $53.8 million that were modified in the fiscal year ended June 30, 2010.  As of June 30, 2011, the outstanding balance of modified (restructured) loans was $39.2 million, comprised of 93 loans.  These restructured loans are classified as follows: 34 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($15.3 million); five loans are classified as special mention and remain on accrual status ($4.6 million); 53 loans are classified as substandard on non-performing status ($19.3 million, with 51 of the 53 loans or $18.4 million on non-accrual status); and one loan is classified as loss and fully reserved.  As of June 30, 2011, 79%, or $31.0 million of the restructured loans have a current payment status.  Restructured loans which are initially classified as “Substandard” and placed on non-performing status may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payment will continue.

The following table shows the restructured loans by type, net of specific valuation allowances for loan losses, at June 30, 2011:

(In Thousands)	June 30, 2011
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 19,092	$ (3,959)	$ 15,133
Without a related allowance	15,589	-	15,589
Total single-family loans	34,681	(3,959)	30,722

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,665	-	3,665
Total multi-family loans	4,182	(27)	4,155

Commercial real estate:
With a related allowance	1,837	(177)	1,660
Without a related allowance	1,142	-	1,142
Total commercial real estate loans	2,979	(177)	2,802

Other:
With a related allowance	1,293	(321)	972
Without a related allowance	237	-	237
Total other loans	1,530	(321)	1,209

Commercial business loans:
With a related allowance	53	(51)	2
Without a related allowance	266	-	266
Total commercial business loans	319	(51)	268
Total restructured loans	$ 43,691	$ (4,535)	$ 39,156

As of June 30, 2011, total non-performing assets were $45.5 million, or 3.46% of total assets, which was primarily comprised of: 116 single-family loans ($31.8 million); three commercial real estate loans ($2.2 million); two multi-family loans ($2.0 million); one other mortgage loan ($972,000); four commercial business loans ($143,000); and real estate owned comprised of 26 single-family properties ($6.7 million), one multi-family property ($1.1 million), one commercial real estate property ($102,000), one developed lot ($399,000) and 25 undeveloped lots acquired in the settlement of loans ($69,000).  As of June 30, 2011, 38%, or $14.2 million of non-performing loans have a current payment status, primarily restructured loans.  Compared to June 30, 2010, total non-performing assets decreased $28.0 million, or 38%.

Foregone interest income, which would have been recorded for the fiscal years ended June 30, 2011 and 2010 had the non-performing loans been current in accordance with their original terms, amounted to $1.3 million and $3.8 million, respectively, and was not included in the results of operations for the fiscal years ended June 30, 2011 and 2010.

As of June 30, 2011, $12.8 million of loans which were not disclosed as non-performing loans or restructured loans but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms were classified as special mention, of which $2.6 million were single-family mortgage loans, $3.6 million were multi-family mortgage loans, $6.5 million were commercial real estate mortgage loans and $78,000 were commercial business loans.  As of June 30, 2010, $20.5 million of loans were classified as special mention.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs or its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2011, the real estate owned balance was $8.3 million (54 properties), primarily single-family residences located in Southern California, compared to $14.7 million (77 properties) at June 30, 2010.  In managing the real estate owned properties for quick disposition, the Corporation completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

Asset Classification.  The OCC has adopted various regulations regarding the problem assets of savings institutions.  The regulations require that each institution review and classify its assets on a regular basis.  In addition, in connection with examinations of institutions, OCC examiners have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the institution establishes a specific valuation allowance for the full amount or for the portion of the asset classified as loss.  All or a portion of general allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are closely monitored by the Bank.

The aggregate amounts of the Bank’s classified assets, including loans designated as special mention, were as follows at the dates indicated:

	At June 30,
	2011	2010
(Dollars In Thousands)

Special mention loans	$ 12,844	$ 20,498
Substandard loans	45,413	60,444
Total classified loans	58,257	80,942

Real estate owned, net	8,329	14,667
Total classified assets	$ 66,586	$ 95,609

Total classified assets as a percentage of total assets	5.07%	6.83%

Classified assets decreased at June 30, 2011 from the June 30, 2010 level primarily due to loan classification upgrades, particularly those restructured loans with satisfactory contractual payments for at least six consecutive months; disposition of real estate owned properties and a general improvement in the real estate market, resulting in fewer delinquent loans.  The classified assets are primarily located in Southern California.

As set forth below, loans classified as special mention and substandard as of June 30, 2011 were comprised of 167 loans totaling $58.3 million.

	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	137	$ 2,570	$ 33,493	$ 36,063
Multi-family	7	3,665	3,265	6,930
Commercial real estate	15	6,531	7,527	14,058
Other	1	-	972	972
Commercial business loans	7	78	156	234
Total	167	$ 12,844	$ 45,413	$ 58,257

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in ASC 310, “Receivables.”  The amount of the specific allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.  Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level.  Management presents the minutes summarizing the actions of the IAR Committee to the Bank’s Board of Directors on a quarterly basis.

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses.  To the extent that any of these conditions are apparent by identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee’s estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credits or portfolio segments.  Where any of these conditions is not apparent by specifically identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee’s evaluation of the probable loss related to such condition is reflected in the general allowance.  The intent of the IAR Committee is to reduce the differences between estimated and actual losses.  Pooled loan factors are adjusted to reflect current estimates of charge-offs for the subsequent 12 months.  Loss activity is reviewed for non-pooled loans and the loss factors adjusted, if necessary.   By assessing the probable estimated losses inherent in the loans held for investment on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2011, the Bank had an allowance for loan losses of $30.5 million, or 3.34% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2010 of $43.5 million, or 4.14% of gross loans held for investment.  A $5.5 million provision for loan losses was recorded in fiscal 2011, compared to $21.8 million in fiscal 2010.  The decrease in the provision for loan losses was attributable to the improvement in credit quality, primarily single-family real estate properties.  Although management believes the best information available is used to make such provisions, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

The Corporation’s first trust deed, single-family mortgage loans held for investment contain certain non-traditional underwriting characteristics (e.g. interest only, stated income, negative amortization, FICO less than or equal to 660, and/or over 30-year amortization schedule) as described in Item 1 – Business – Single-Family Mortgage Loans in the table on page 8 of this Form 10-K.  These loans may have a greater risk of default in comparison to single-family mortgage loans that have been underwritten with more stringent requirements.  As a result, the Corporation may experience higher future levels of non-performing single-family loans that may require additional allowances for loan losses and may adversely affect the Bank’s financial condition and results of operations. As of June 30, 2011, the specific valuation allowance for impaired interest-only loans, impaired stated income loans and impaired negative amortization loans was $5.8 million, $7.6 million and $461,000, respectively, as compared with $9.4 million, $10.3 million and $298,000, respectively as of June 30, 2010 (please note that each loan type may be described in more than one category under the concept generally known as “layered-risk”).

While the Bank believes that it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not recommend that the Bank significantly increase its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.  Where specific loan loss allowances have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
	2011	2010	2009	2008	2007
(Dollars In Thousands)

Allowance at beginning of period	$ 43,501	$ 45,445	$ 19,898	$ 14,845	$ 10,307
Provision for loan losses	5,465	21,843	48,672	13,108	5,078
Recoveries:
Mortgage Loans:
Single-family	1	442	160	188	-
Commercial real estate	-	192	-	-	-
Construction	-	69	115	32	-
Commercial business loans	25	14	-	-	-
Consumer loans	1	-	1	3	1
Total recoveries	27	717	276	223	1

Charge-offs:
Mortgage loans:
Single-family	(17,996)	(20,937)	(22,999)	(6,028)	(535)
Multi-family	(205)	(597)	-	(335)	-
Commercial real estate	-	(455)	(104)	-	-
Construction	(298)	(1,597)	(73)	(1,911)	-
Other	-	-	(216)	-	-
Commercial business loans	-	(907)	-	-	-
Consumer loans	(12)	(11)	(9)	(4)	(6)
Total charge-offs	(18,511)	(24,504)	(23,401)	(8,278)	(541)

Net charge-offs	(18,484)	(23,787)	(23,125)	(8,055)	(540)
Allowance at end of period	$ 30,482	$ 43,501	$ 45,445	$ 19,898	$ 14,845

Allowance for loan losses as a percentage of
gross loans held for investment	3.34%	4.14%	3.75%	1.43%	1.09%

Net charge-offs as a percentage of average
loans receivable, net, during the period	1.67%	1.96%	1.72%	0.58%	0.04%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	59.49%	56.78%	46.77%	67.01%	77.19%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance is based upon an asset classification matrix. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance in one category to absorb losses in any other categories.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 24,215	54.34%	$ 35,708	55.73%	$ 37,057	57.52%	$ 8,779	58.16%	$ 2,893	59.72%
Multi-family	3,391	33.52	4,957	32.83	3,789	30.87	5,100	28.75	4,255	23.83
Commercial real estate	2,027	11.39	2,064	10.54	2,106	10.17	3,627	9.79	4,000	10.65
Construction	-	-	50	0.04	1,570	0.37	1,926	2.37	2,973	4.36
Other	325	0.17	89	0.15	94	0.21	107	0.27	261	0.67
Commercial business loans	508	0.50	613	0.63	810	0.76	343	0.62	449	0.73
Consumer loans	16	0.08	20	0.08	19	0.10	16	0.04	14	0.04
Total allowance for loan losses	$ 30,482	100.00%	$ 43,501	100.00%	$ 45,445	100.00%	$ 19,898	100.00%	$ 14,845	100.00%

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

The investment policy of the Bank, established by the Board of Directors and implemented by the Bank’s Asset-Liability Committee, seeks to provide and maintain adequate liquidity, complement the Bank’s lending activities, and generate a favorable return on investments without incurring undue interest rate risk or credit risk.  Investments are made based on certain considerations, such as yield, credit quality, maturity, liquidity and marketability. The Bank also considers the effect that the proposed investment would have on the Bank’s risk-based capital requirements and interest rate risk sensitivity.

At June 30, 2011, the Bank’s investment securities portfolio was $26.2 million, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as available for sale.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	At June 30,
		2011			2010			2009
		Estimated			Estimated			Estimated
	Amortized	Fair		Amortized	Fair		Amortized	Fair
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Available for sale securities:
U.S. government sponsored enterprise debt securities	$ -	$ -	- %	$ 3,250	$ 3,317	9.48%	$ 5,250	$ 5,353	4.27%
U.S. government agency MBS (1)	13,935	14,409	55.01	17,291	17,715	50.61	72,209	74,064	59.12
U.S. government sponsored enterprise MBS (1)	9,960	10,417	39.77	11,957	12,456	35.58	43,016	44,436	35.47
Private issue CMO (2)	1,396	1,367	5.22	1,599	1,515	4.33	1,817	1,426	1.14
Total investment securities - available for sale	$ 25,291	$ 26,193	100.00%	$ 34,097	$ 35,003	100.00%	$ 122,292	$ 125,279	100.00%

(1)	Mortgage-backed securities (“MBS”)
(2)	Collateralized mortgage obligations (“CMO”)

As of June 30, 2011, the Corporation held investments in a continuous unrealized loss position totaling $29,000, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Private issue CMO	$ -	$ -	$ 1,367	$ 29	$ 1,367	$ 29
Total	$ -	$ -	$ 1,367	$ 29	$ 1,367	$ 29

As of June 30, 2011, the unrealized holding losses relate to two adjustable-rate private issue CMO with an unrealized loss position for more than 12 months, primarily the result of perceived credit and liquidity concerns.  Based on the nature of the investments (e.g. AA rating, 2003 issuance, weighted average LTV of 56%, weighted average FICO score of 743, over collateralization, and senior tranche position) and the Bank’s ability and intent to hold the investments until maturity, management concluded that such unrealized losses were not other than temporary as of June 30, 2011.

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2011:

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:
U.S. government agency MBS	$ -	- %	$ -	- %	$ -	- %	$ 14,409	2.44%	$ 14,409	2.44%
U.S. government sponsored enterprise MBS	-	- %	-	- %	-	- %	10,417	2.51%	10,417	2.51%
Private issue CMO	-	- %	-	- %	-	- %	1,367	2.53%	1,367	2.53%
Total investment securities available for sale	$ -	- %	$ -	- %	$ -	- %	$ 26,193	2.47%	$ 26,193	2.47%

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

The Bank generally offers time deposits for terms not exceeding five years.  As illustrated in the following table, time deposits represented 50% of the Bank’s deposit portfolio at June 30, 2011, compared to 51% at June 30, 2010. As of June 30, 2011, total brokered deposits were $12.2 million with a weighted average interest rate of 3.11% and remaining maturity between one and eight years.  Compared to June 30, 2010, total brokered deposits were $19.6 million with a weighted average interest rate of 2.78% and remaining maturity between one and nine years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 62 of this Form 10-K).

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2011.

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
- %	N/A	Checking accounts – non interest-bearing	$ -	$ 45,437	4.80%
0.34%	N/A	Checking accounts – interest-bearing	$ -	185,229	19.59
0.46%	N/A	Savings accounts	$ 10	208,799	22.08
0.62%	N/A	Money market accounts	$ -	32,838	3.47

		Time deposits:
0.84%	30 days or less	Fixed-term, fixed rate	$ 1,000	23	-
0.49%	31 to 90 days	Fixed-term, fixed rate	$ 1,000	8,238	0.87
0.54%	91 to 180 days	Fixed-term, fixed rate	$ 1,000	29,977	3.17
0.68%	181 to 365 days	Fixed-term, fixed rate	$ 1,000	82,579	8.73
1.41%	Over 1 to 2 years	Fixed-term, fixed rate	$ 1,000	237,474	25.11
2.32%	Over 2 to 3 years	Fixed-term, fixed rate	$ 1,000	25,025	2.65
3.29%	Over 3 to 5 years	Fixed-term, fixed rate	$ 1,000	87,056	9.20
3.70%	Over 5 to 10 years	Fixed-term, fixed rate	$ 1,000	3,092	0.33
1.00%				$ 945,767	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2011.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 25,214
Over three to six months	49,638
Over six to twelve months	57,301
Over twelve months	102,079
Total	$ 234,232

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2011			2010
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
(Dollars In Thousands)

Checking accounts – non interest-bearing	$ 45,437	4.80%	$ (6,793)	$ 52,230	5.60%	$ 10,256
Checking accounts – interest-bearing	185,229	19.59	8,565	176,664	18.94	48,269
Savings accounts	208,799	22.08	4,397	204,402	21.91	48,095
Money market accounts	32,838	3.47	8,107	24,731	2.65	(973)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	284,514	30.08	(23,820)	308,334	33.05	(229,713)
Over one to two years	105,034	11.11	27,967	77,067	8.26	42,644
Over two to five years	82,296	8.70	(3,916)	86,212	9.24	25,977
Over five years	1,620	0.17	(1,474)	3,094	0.33	(103)
Fixed-term, variable rate	-	-	(199)	199	0.02	(764)
Total	$ 945,767	100.00%	$ 12,834	$ 932,933	100.00%	$ (56,312)
Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.

		At June 30,
	2011	2010	2009
(In Thousands)

Below 1.00%	$ 118,869	$ 107,530	$ 83,144
1.00 to 1.99%	245,404	195,946	58,795
2.00 to 2.99%	47,070	99,496	268,119
3.00 to 3.99%	47,001	55,252	158,625
4.00 to 4.99%	15,120	16,612	29,083
5.00 to 5.99%	-	70	39,099
Total	$ 473,464	$ 474,906	$ 636,865

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2011 differentiated by interest rates and maturity.

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
	or Less	Two Years	Three Years	Four Years	Years	Total
(In Thousands)

Below 1.00%	$ 116,988	$ 1,825	$ 3	$ -	$ 53	$ 118,869
1.00 to 1.99%	148,438	92,122	3,518	256	1,070	245,404
2.00 to 2.99%	15,292	3,698	1,624	17,222	9,234	47,070
3.00 to 3.99%	2,403	5,185	21,404	14,934	3,075	47,001
4.00 to 4.99%	1,393	2,204	11,523	-	-	15,120
Total	$ 284,514	$ 105,034	$ 38,072	$ 32,412	$ 13,432	$ 473,464

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated.

	At or For the Year Ended June 30,
	2011	2010	2009
(In Thousands)

Beginning balance	$ 932,933	$ 989,245	$ 1,012,410

Net deposit (withdrawals) before interest credited	2,574	(71,812)	(46,616)
Interest credited	10,260	15,500	23,451
Net increase (decrease) in deposits	12,834	(56,312)	(23,165)

Ending balance	$ 945,767	$ 932,933	$ 989,245

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2011, the FHLB – San Francisco borrowing capacity was limited to 35% of total assets.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $923.1 million at June 30, 2011 as compared to $983.2 million at June 30, 2010.  In addition, the Bank pledged investment securities totaling $985,000 at June 30, 2011 as compared to $15.9 million at June 30, 2010 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2011, the Bank had $206.6 million of borrowings from the FHLB – San Francisco with a weighted-average interest rate of 3.77%.  Such borrowings mature between 2011 and 2021 with a weighted average maturity of 29 months.  In addition to the total borrowings mentioned above, the Corporation utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2011 and 2010 was $13.0 million at both dates; and the outstanding MPF credit enhancement was $3.1 million at both dates.  As of June 30, 2011 and 2010, the available and unused borrowing facility was $245.9 million and $166.1 million, respectively, with remaining available collateral of $372.9 million and $321.2 million, respectively.

In addition, as of June 30, 2011 and 2010, the Bank had secured a discount window facility of $23.1 million and $17.4 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $24.3 million and $18.3 million, respectively.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the year indicated:

	At or For the Year Ended June 30,
	2011	2010	2009
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB – San Francisco advances	$ 206,598	$ 309,647	$ 456,692
Correspondent bank advances	$ -	$ -	$ -

Weighted average rate at the end of period:
FHLB – San Francisco advances	3.77%	4.13%	3.89%
Correspondent bank advances	- %	- %	- %

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 309,643	$ 456,688	$ 548,899
Correspondent bank advances	$ -	$ -	$ -

Average short-term borrowings during the period with respect to (1):
FHLB – San Francisco advances	$ 110,833	$ 103,833	$ 136,467
Correspondent bank advances	$ -	$ -	$ 102

Weighted average short-term borrowing rate during the period with respect to (1):
FHLB – San Francisco advances	4.32%	4.23%	3.00%
Correspondent bank advances	- %	- %	2.22%

(1) Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $14.0 million and an excess investment of $13.0 million at June 30, 2011, as compared to the required investment of $20.0 million and an excess investment of $11.7 million at June 30, 2010.  During fiscal 2011 and 2010, the Bank received a partial redemption of the excess FHLB – San Francisco stock of $4.8 million and $1.2 million, respectively.  On July 29, 2011, the FHLB – San Francisco announced a partial redemption of excess capital stock; a total of $1.2 million was redeemed on August 15, 2011.  Also in fiscal 2011 and 2010, the Bank received cash dividends on the FHLB – San Francisco stock of $110,000 and $112,000, respectively.  In fiscal 2009, the FHLB – San Francisco distributed $324,000 of stock dividends to the Bank.  On July 28, 2011, the FHLB – San Francisco declared a cash dividend for the quarter ended June 30, 2011 at an annualized dividend rate of 0.26%, or $18,000, which was received on August 11, 2011.  The partial redemptions of excess capital stock and the cash dividend distributions by the FHLB – San Francisco are consistent with its stated desire to strengthen its capital ratios.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2011.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2011, the Bank’s investment in its subsidiaries was $114,000.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the Corporation’s and the Bank’s operations.  In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OCC, FDIC and Federal Reserve Bank.  Any such legislation or regulatory changes could adversely affect the Corporation and the Bank and no prediction can be made as to whether any such changes may occur.

New Legislation. On July 21 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

•
On July 21, 2011, the responsibilities and authority of the OTS to supervise and examine federal thrifts, including the Bank, were transferred to the OCC, and the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Corporation, were transferred to the Federal Reserve Board.

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

•
Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase the Corporation’s interest expense, depending on our competitor’s responses.  Provisions in the legislation that require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek additional sources of capital in the future.

General

As discussed above, effective July 21, 2011, pursuant to the Dodd-Frank Act, the supervision and examination authority of the Bank was transferred from the OTS to the OCC and the supervision and examination authority of the Corporation was transferred from the OTS to the Federal Reserve Board.  As part of this process, the regulations of the OTS have been incorporated into the respective regulations of the OCC and the Federal Reserve Board.

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.  Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OCC.  The Corporation is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  See “Savings and Loan Holding Company Regulations” on page 46 of this Form 10-K.

Federal Regulation of Savings Institutions

Office of Comptroller of the Currency.  The OCC has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The OCC also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue a cease-and-desist order and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

If the OCC deems an institution to be in “troubled condition” (because it receives a composite CAMELS rating of 4 or 5, is subject to a cease-and-desist order, a capital or prompt corrective action directive, or a formal written agreement, or because of other reasons), the institution will become subject to various restrictions, such as growth limits, requirement for prior application of any new director or senior executive officer, restrictions on dividends, compensation and golden parachute and indemnification payments, and restrictions on transactions with affiliates and third parties.  Higher assessment and application fees will also apply.

The investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real estate property may not exceed 400% of total capital, except with the approval of the OCC.  Federal savings institutions are also generally authorized to branch nationwide.  The Bank is in compliance with the noted restrictions.

Prior to the OTS’s elimination on July 21, 2011, all savings institutions were required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, which were paid on a semi-annual basis, were determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s annual OTS assessment for the fiscal year ended June 30, 2011 was $490,000, which was paid to the OTS prior to July 21, 2011.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At June 30, 2011, the Bank’s limit on loans to one borrower or group of related borrowers was $23.1 million.  At June 30, 2011, the Bank’s largest lending relationship to a single borrower or group of borrowers totaled $7.1 million, consisting of multi-family and commercial real estate loans, all of which are performing according to their original terms.

The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2011, the Bank had $206.6 million of outstanding advances from the FHLB – San Francisco under an available credit facility of $468.6 million, based on 35% of total assets, which is limited to available collateral.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings” on page 37 of this Form 10-K.

As a member, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  The Bank held the required stock investment of $14.0 million and excess stock investment of $13.0 million at June 30, 2011.  In fiscal 2011, the FHLB – San Francisco only redeemed $4.8 million of excess capital stock, consistent with its stated desire to strengthen its capital ratios.  In fiscal 2011, the FHLB – San Francisco distributed $110,000 of cash dividends.  There is no guarantee that the FHLB – San Francisco will maintain its cash dividend and partial redemption of excess stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of the Comptroller of the Currency an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Bank paid the prepaid assessment of $10.4 million; and as of June 30, 2011, the outstanding prepaid assessment was $6.1 million.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to nine basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.  In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended March 31, 2011, the Financing Corporation assessment equaled 1.00 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non interest-bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at the Savings Bank, are now insured by the FDIC up to $250,000 per account owner.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2011 averaged 5.33 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the OTS’ predecessor, the Federal Home Loan Bank Board, solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.contains a number of provisions that will affect the capital requirements applicable to the Corporation and the Bank, including the requirement that thrift holding companies be subject to consolidated capital requirements, effective July 21, 2011, the date the OTS became part of the OCC. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on the Corporation and the Bank of the Basel III rules cannot be determined at this time. For additional information, see “-- Capital Requirements -- Possible Changes to Capital Requirements Resulting from Basel III” set forth below.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  There can be no prediction as to what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by institutions to comply with applicable capital requirements would, if not remedied, result in progressively more severe restrictions on their respective activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At June 30, 2011, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the OCC.  The OCC defines “well capitalized” to mean that an institution has a core capital ratio of at least 5.0%, a ratio of total capital to risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and is not subject to a written agreement, order or directive requiring it to maintain any specific capital measure.

Qualified Thrift Lender Test.  All savings institutions, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  As of June 30, 2011, the Bank maintained 99.27% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements.  OCC’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed above also establish, in effect, a minimum ratio of 2% tangible capital, 4% core capital (3% for institutions receiving the highest rating on the CAMELS system), 8% risk-based capital, and 4% Tier 1 risk-based capital.  The OCC regulations also require that, in meeting the tangible, core and risk-based capital ratios, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  At June 30, 2011, the Bank met each of these capital requirements.  For additional information, including the capital levels of the Bank, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

Possible Changes to Capital Requirements Resulting from Basel III.  In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

▪	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
▪	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
▪	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
▪	An additional counter cyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
▪	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
▪	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
▪	Increased capital requirements for counter-party credit risk relating to OTC derivatives, repos and securities financing activities.
▪
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  Savings institutions proposing to make any capital distribution need not submit written notice to the OCC prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OCC approval prior to making such distribution.  The OCC may object to the distribution during that 30-day period based on safety and soundness concerns.

Activities of Associations and Their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OCC 30 days in advance and provide the required information in connection with such notification.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The OCC may determine that the continuation by a savings institution of its ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act.  Based upon that determination, the FDIC or the OCC has the authority to order the savings institution to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the DIF.  If so, it may require that no DIF member engage in that activity directly.

Transactions with Affiliates and Insiders. The Bank’s authority to engage in transactions with “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital.  Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.  An institution deemed to be in “troubled condition” must file a notice with the OCC and obtain its non-objection to any transaction with an affiliate (subject to certain exemptions).

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

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  The OCC may use an unsatisfactory rating as the basis for the denial of an application.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.  The Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

Regulatory and Criminal Enforcement Provisions.  The OCC has primary enforcement responsibility over federally chartered savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease-and-desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OCC that an enforcement action be taken with respect to a particular savings institution.  If the Director does not take action, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

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

Savings and Loan Holding Company Regulations

General.  The Corporation is a unitary savings and loan holding company subject to the regulatory oversight of the Federal Reserve Board.  Accordingly, the Corporation is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board.  In addition, the Federal Reserve Board has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.  Beginning July 21, 2015, the Corporation as a savings and loan holding company will be subject to the same leverage and risk-based capital requirements that apply to insured depository institutions.  See “Federal Regulation of Savings Institutions - Capital Requirements - Possible Changes to Capital Requirements Resulting from Basel III” on page 44 of this Form 10-K.

Activities Restrictions.  The Graham-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  The GLBA also specifies, subject to a grandfather provision, that existing savings and loan holding companies may only engage in such activities.  The Corporation qualifies for the grandfathering and is therefore not restricted in terms of its activities.  Upon any non-supervisory acquisition by the company of another savings association as a separate subsidiary, the Corporation would become a multiple savings and loan holding company and would be limited to those activities permitted multiple savings and loan holding companies by Federal Reserve Board regulation.  Multiple savings and loan holding companies may engage in activities permitted for financial holding companies, and certain other activities including acting as a trustee under a deed of trust and real estate investments.

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to the restrictions applicable to bank holding companies.  See “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” on page 43 of this Form 10-K.

Mergers and Acquisitions.  The Corporation must obtain approval from the Federal Reserve Board before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Corporation to acquire control of a savings institution, the Federal Reserve Board would consider the financial and managerial resources and future prospects of the Corporation and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the states of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

TAXATION

Federal Taxation

General.  The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2011, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See “Limitation on Capital Distributions” on page 45 of this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2011, the Bank did not declare cash dividends to the Corporation while the Corporation declared and paid $456,000 of cash dividends to shareholders.

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

Non-Qualified Compensation Tax Benefits.  During fiscal 2011, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors.  There were no options to purchase shares of the Corporation’s common stock exercised as non-qualified stock options during fiscal 2011.  As a result, there were no federal tax benefits from non-qualified compensation realized in fiscal 2011.

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

State Taxation

California.  The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2011, the Corporation’s net state tax rate was 7.0%.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There were no state tax benefits from non-qualified compensation realized in fiscal 2011, as previously described under the Federal Taxation section.

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The Corporation paid the annual franchise tax of $180,000 in fiscal 2011.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	63	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Richard L. Gale	60	-	Senior Vice President
			Provident Bank Mortgage

Kathryn R. Gonzales	53	-	Senior Vice President
			Retail Banking

Lilian Salter	56	-	Senior Vice President
			Chief Information Officer

Donavon P. Ternes	51	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	52	-	Senior Vice President
			Chief Lending Officer

(1)	As of June 30, 2011.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank.  There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974, has held his positions at the Bank since 1991 and Chairman and Chief Executive Officer of the Corporation since its formation in 1996.  Mr. Blunden also serves on the Board of Directors of the American Bankers Association, the California Bankers Association, the City of Riverside Council of Economic Development Advisors, the Monday Morning Group, and is past Chairman of the Board of the Greater Riverside Chamber of Commerce.

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

Donavon P. Ternes joined the Bank and the Corporation as Senior Vice President and Chief Financial Officer on November 1, 2000 and was appointed Secretary of the Corporation and the Bank in April 2003.  Effective January 1, 2008, Mr. Ternes was appointed Executive Vice President and Chief Operating Officer, while continuing to serve as the Chief Financial Officer and Corporate Secretary of the Bank and the Corporation.  Effective June 27, 2011, the Board of Directors of the Bank and the Corporation promoted Mr. Ternes to serve as President of the Bank and the Corporation, while continuing to serve as Chief Operating Officer, Chief Financial Officer and Corporate Secretary.  Prior to joining the Bank, Mr. Ternes was the President, Chief Executive Officer, Chief Financial Officer and Director of Mission Savings and Loan Association, located in Riverside, California, holding those positions for over 11 years.

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

As of June 30, 2011, approximately 85% of our real estate loans were secured by collateral and made to borrowers located in Southern California.  Adverse economic conditions in Southern California has and may continue to reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.  General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.  Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

▪	an increase in loan delinquencies, problem assets and foreclosures;
▪	the slowing of sales of foreclosed assets;
▪	a decline in demand for our products and services;
▪	a continuing decline in the value of collateral for loans may in turn reduce customers’ borrowing power, and the value of assets and collateral associated with existing loans; and
▪	a decrease in the amount of our low cost or non interest-bearing deposits.

We cannot accurately predict the effect of the weakness in the national economy on our future operating results or the market price of our stock.

The national economy in general and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history.  We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted our market areas.  Any further deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.  While it is impossible to predict how long these conditions may exist, the current economic downturn could present substantial risks for some time for the banking industry and for us.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2011, $494.2 million, or 54.3% of our total loan portfolio, was secured by single-family residential real property.  This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  The decline in residential real estate values as a result of the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans.  Continued declines in both the volume of real estate sales and the sales prices, coupled with the current recession and the associated increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in our deposits.  These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.  These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

During the fiscal years ended June 30, 2011 and 2010, we originated $2.15 billion and $1.80 billion, respectively, in single-family residential loans.  We historically sell the vast majority of the single-family residential loans we originate and retain the remaining loans in our single-family loan portfolio held for investment.  As a result of our current focus on managing our problem assets, loans originated for investment were limited to $2.1 million and $1.2 million of single-family loans during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.  In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan.  Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC).  Including these low FICO score loans, as of June 30, 2011, borrowers of our single-family residential loans held for investment had a weighted average FICO score of 733 at the time of origination.

As of June 30, 2011, these non-traditional loans totaled $384.4 million, comprising 77.9% of total single-family residential loans held for investment and 42.3% of total loans held for investment.  At that date, interest-only loans totaled $241.6 million, stated income loans totaled $257.2 million, negative amortization loans totaled $7.6 million, more than 30-year amortization loans totaled $18.7 million, and low FICO score loans totaled $15.2 million (the outstanding balances described may overlap more than one category).  In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status.  Of the $241.6 million of interest-only loans, $115.4 million begin to fully amortize within five years and $126.2 million begin to fully amortize after five years.  Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion.  Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-amortizing status. At June 30, 2011, $21.9 million of our interest-only single-family residential loans were non-performing and $400,000 were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan.  The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment.  At June 30, 2011, $28.9 million of our stated income single-family residential loans were non-performing and $990,000 were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations.  At June 30, 2011, $2.3 million of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

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

Non-conforming single-family residential loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized loss. We have experienced such increased delinquencies, defaults and foreclosures, and cannot assure you that our single-family loans will not be further adversely affected in the event of a further downturn in regional or national economic conditions. Consequently, we could sustain loan losses greater than we currently estimate and potentially need to record a higher provision for loan losses.  Furthermore, non-conforming loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the amortized value of the loan.  As of June 30, 2011, 7.6% of such loans, totaling $28.3 million, were in non-performing status, compared to 9.9% of such loans, totaling $44.6 million, in non-performing status as of June 30, 2010 and 9.2% of such loans, totaling $53.0 million, in non-performing status as of June 30, 2009.

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

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties.  At June 30, 2011, we had $408.4 million or 44.9% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.

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

For the fiscal years ended June 30, 2011 and 2010 we recorded a provision for loan losses of $5.5 million and $21.8 million, respectively.  We also recorded net loan charge-offs of $18.5 million and $23.8 million for the fiscal years ended June 30, 2011 and 2010, respectively.  Adverse conditions in the general economy and our markets have been a significant contributing factor to increased levels of loan delinquencies and non-performing assets during the past two fiscal years. General economic conditions, decreased home prices, slower sales and excess inventory in the housing market have caused delinquencies and foreclosures of our single-family residential loans to remain high during the past two fiscal years.  Single-family residential loans and properties represented 85.0% of our non-performing assets at June 30, 2011.  At June 30, 2011, our total non-performing assets had decreased to $45.5 million compared to $73.5 million at June 30, 2010 and $88.3 million at June 30, 2009. Our allowance for loan losses was 3.34% of gross loans held for investment and 59.49% of non-performing loans at June 30, 2011.

Further, our single-family residential loan portfolio, which comprised 54.3% of our total loan portfolio at June 30, 2011, is concentrated in non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans.  See “Our emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above.

If current trends in the residential and commercial real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, until general economic conditions improve, we will likely continue to experience significant delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We may incur net losses and experience continuing variation in our operating results.

We reported net income of $13.2 million and $1.1 million for the fiscal years ended June 30, 2011 and 2010, respectively; however, we recorded a net loss of $7.4 million for the fiscal year ended June 30, 2009.  The loss in fiscal 2009 primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses.  Although we were profitable for fiscal 2011 and 2010 and our non-performing assets have declined, we continue to monitor the levels of non-performing assets and provisions for loan losses, as significant increases in our non-performing assets and provision for loan losses could cause us to incur net losses in future quarterly or annual periods.  In addition, several factors affecting our business can cause significant variations in our quarterly and annual results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter.  A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans.  If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

▪	cash flow of the borrower and/or the project being financed;
▪	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
▪	the duration of the loan;
▪	the credit history of a particular borrower; and
▪	changes in economic and industry conditions.

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

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser.  Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.  At June 30, 2011 we had $6.4 million in loan repurchase requests that we are currently contesting.  However, many additional repurchase requests were settled, an aggregate of $2.0 million, $3.4 million and $2.1 million in fiscal 2011, 2010 and 2009, respectively, that did not result in the repurchase of the loan itself.

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

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Additionally, a substantial majority of our single-family mortgage loans held for investment are adjustable rate loans.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, effective one year after the date of enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

The Dodd-Frank Act also eliminated the OTS effective July 21, 2011.  With the elimination of the OTS, the OCC is now the primary federal banking regulator for the Bank, making the Board of Governors of the Federal Reserve System the primary federal banking regulator for the Corporation, eventually imposing capital requirements on the Corporation and implementing numerous other changes.  No assurances can be given as to whether or in what form such changes may occur.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

FDIC insurance premiums increased significantly in 2009 and we may pay higher FDIC premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0 as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Currently, we believe our capital resources satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated.  Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business – Regulation.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  For example, a federal rule which took effect on July 1, 2010 prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This new rule adversely affected our non-interest income during the second half of 2010 and is likely to continue to adversely affect the results of our operations by reducing the amount of our non-interest income.

Our success depends on our continued ability to maintain compliance with the various regulations to which we are subject.  Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.

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

Our assets as of June 30, 2011 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2011, the net deferred tax asset was approximately $10.2 million, a decrease from a balance of approximately $13.8 million at June 30, 2010. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which has been significantly larger than net loan charge-offs deducted for tax reporting proposes.

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

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2011 is fully realizable based on our expected future earnings; however, we will not know the impact of the recent ownership change until we complete our fiscal 2011 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

At June 30, 2011, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $4.8 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 14 retail banking offices, 13 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley (2), Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns seven of the retail banking offices and has seven leased retail banking offices.  The leases expire from 2011 to 2020.  The Bank also leases 11 stand-alone loan production offices, which are located in City of Industry, Dublin, Escondido, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2) and Riverside (3), California.  The leases expire from 2012 to 2013.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years by quarter.  As of June 30, 2011, there were approximately 348 stockholders of record.

	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2011 Quarters:
High	$ 6.47	$ 7.47	$ 8.70	$ 8.47
Low	$ 4.57	$ 5.71	$ 6.90	$ 6.90

2010 Quarters:
High	$ 10.49	$ 8.95	$ 3.90	$ 7.19
Low	$ 5.02	$ 2.43	$ 2.58	$ 3.47

The Corporation raised $11.9 million of capital in December 2009 through a follow-on public stock offering, issuing 5.18 million shares of common stock at $2.50 per share.  In connection with the offering, the Corporation contributed $12.0 million of capital to the Bank.

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends paid for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 was $0.01 per share for each of the quarters.  By comparison, quarterly dividends paid for the quarters ended September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 was $0.01 per share for each of the quarters.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file a notice and receive the non-objection of the OCC prior to paying any dividends or making any capital distributions to the Corporation.  See “Item 1. Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” on page 45 of this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.  Consistent with the short-term strategy to preserve capital, the Corporation did not purchase any shares of its common stock in fiscal 2011 and 2010.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

Comparison of Cumulative Total Returns*
140
120
100
80
60
40
20
0
Index Value
PROV
NASDAQ Stock Index
NASDAQ Bank Index
6/30/06
6/30/07
6/30/08
6/30/09
6/30/10
6/30/11

	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11
PROV	$100.00	$85.42	$33.49	$20.21	$17.65	$29.64
NASDAQ Stock Index	$100.00	$119.19	$104.26	$85.34	$99.27	$132.35
NASDAQ Bank Index	$100.00	$101.81	$63.60	$47.31	$54.84	$59.16

*	Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2006 and that all dividends were reinvested.

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

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep these risks and uncertainties in mind, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the Federal Reserve Board and of our bank subsidiary by the Office of Comptroller of the Currency or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action  or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes, such as the Dodd-Frank Act and its implementing regulations, that adversely affect our business, as well as changes in regulatory policies and principles or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.

Critical Accounting Policies

The discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  Management reviews impaired loans on quarterly basis.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  A general loan loss allowance is provided on loans not specifically identified as impaired.  The general loan loss allowance is determined based on a qualitative and a quantitative analysis using a loss migration methodology.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future; and qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Comparison of Operating Results for the Years Ended June 30, 2011 and 2010 - Provision for Loan Losses” on pages 69 and 73 of this Form 10-K.   See also Item 1. “Business – Delinquencies and Classified Assets – Allowance for Loan Losses” on page 28 of this Form 10-K.

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

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Consolidated Statements of Financial Condition.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in management’s subjective assumptions and judgments can materially affect amounts recognized in the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.  Therefore, management considers its accounting for income taxes a critical accounting policy.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.  As a result of a federal rule which took effect July 6, 2010, the Bank may no longer collect overdraft protection fees unless the consumer consents, or opts in, to the overdraft service; this is expected to reduce significantly the amount the Bank collects on overdraft protection fees.  During the next three years, although not immediately given the uncertain environment, the Corporation intends to improve the community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management recognizes that the current general economic environment has resulted in less opportunity for profitable growth in the short term.  Therefore, management has allocated the Corporation’s resources on improving asset quality, strengthening regulatory capital ratios and mitigating liquidity risk.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk, credit risk, operational risk and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  For further details on risk factors, see “Forward-Looking Statement” on page 62 and “Item 1A – Risk Factors” on page 50.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at June 30, 2011 and the effect such obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
	Less than	1 to	3 to	Over
(In Thousands)	1 Year	3 Years (1)	5 Years	5 Years	Total
Operating obligations	$ 1,367	$ 1,545	$ 648	$ 860	$ 4,420
Pension benefits	-	-	400	3,396	3,796
Time deposits	289,610	149,389	45,368	1,810	486,177
FHLB – San Francisco advances	96,193	90,704	2,347	36,034	225,278
FHLB – San Francisco letter of credit	13,000	-	-	-	13,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 403,317	$ 241,638	$ 48,763	$ 42,100	$ 735,818

(1) One to less than three years.

The expected obligations for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on their respective contractual terms.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K.  The Corporation’s exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2011 and 2010, these commitments were $107.7 million and $146.7 million, respectively.

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

Total assets decreased $84.9 million, or 6%, to $1.31 billion at June 30, 2011 from $1.40 billion at June 30, 2010.  The decrease was primarily a result of a decrease of $124.7 million in loans held for investment, partly offset by an increase of $46.4 million in cash and cash equivalents and an increase of $21.4 million in loans held for sale.  The managed decline in total assets was consistent with the Corporation’s desire to reduce its credit risk profile in response to current economic conditions and to provide sufficient balance sheet capacity for its mortgage banking operations.

Total cash and cash equivalents increased $46.4 million, or 48%, to $142.6 million at June 30, 2011 from $96.2 million at June 30, 2010.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment.

Total investment securities decreased $8.8 million, or 25%, to $26.2 million at June 30, 2011 from $35.0 million at June 30, 2010.  A total of $5.5 million of principal payments were received on mortgage-backed securities, $3.3 million of agency debt securities were called by the issuer and no investment securities were purchased during fiscal 2011.  The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the scheduled principal payments of the underlying mortgage loans.  The Bank evaluates individual investment securities quarterly for other-than-temporary (“OTTI”) declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at June 30, 2011; therefore, no impairment losses have been recorded for fiscal 2011.  See details of the OTTI discussion in Note 1 on Investment Securities of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans held for investment decreased $124.7 million, or 12%, to $881.6 million at June 30, 2011 from $1.01 billion at June 30, 2010.  This decrease was primarily a result of $106.0 million of loan prepayments and $47.3 million of real estate acquired in the settlement of loans, which was partly offset by $6.2 million of loans originated for investment and $7.1 million of loans purchased.  The decrease in loans held for investment was consistent with the short-term operating strategy to improve capital ratios and mitigate credit and liquidity risk.

The following tables describe the geographic distribution of real estate secured loans held for investment at June 30, 2011 and 2010, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2011
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 150,803	31%	$ 268,510	54%	$ 70,556	14%	$ 4,323	1%	$ 494,192	100%
Multi-family	31,911	10%	215,618	71%	53,705	18%	3,574	1%	304,808	100%
Commercial real estate	50,485	49%	49,674	48%	1,877	2%	1,601	1%	103,637	100%
Other	1,530	100%	-	- %	-	- %	-	- %	1,530	100%
Total	$ 234,729	26%	$ 533,802	59%	$ 126,138	14%	$ 9,498	1%	$ 904,167	100%

(1) Other than the Inland Empire.

As of June 30, 2010
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 176,441	30%	$ 317,238	55%	$ 82,924	14%	$ 6,523	1%	$ 583,126	100%
Multi-family	32,232	10%	248,288	72%	59,401	17%	3,630	1%	343,551	100%
Commercial real estate	55,808	51%	50,566	46%	2,313	2%	1,623	1%	110,310	100%
Construction	-	- %	400	100%	-	- %	-	- %	400	100%
Other	1,532	100%	-	- %	-	- %	-	- %	1,532	100%
Total	$ 266,013	26%	$ 616,492	59%	$ 144,638	14%	$ 11,776	1%	$ 1,038,919	100%

(1) Other than the Inland Empire.

During fiscal 2011, the Bank originated $2.15 billion in new loans, primarily through PBM, and purchased $7.1 million of loans, primarily multi-family loans, from other financial institutions.  A total of $2.12 billion of loans were sold during fiscal 2011.  PBM loan production was sold primarily on a servicing released basis.  The total loan origination volume was higher than last year, due primarily to relatively low mortgage interest rates, a less competitive mortgage banking environment and more stable, though still weakened, real estate market.

The outstanding balance of loans held for sale increased $21.4 million, or 13%, to $191.7 million at June 30, 2011 from $170.3 million at June 30, 2010.  The increase was due primarily to higher loan originations and the timing difference between loan originations and loan sale settlements.  The increase in loan originations was primarily attributable to relatively low mortgage interest rates and less competition.  Actions by the Department of Treasury and Federal Reserve in response to the credit crisis resulted in the ancillary benefit of lower mortgage interest rates, and the slow pace of the economic recovery has led the Federal Reserve to refrain from taking action to cause interest rates to increase.

Total real estate owned was $8.3 million at June 30, 2011, down $6.4 million, or 44%, from $14.7 million at June 30, 2010.  As of June 30, 2011, real estate owned was comprised of 54 properties, primarily single-family residences and single-family undeveloped lots located in Southern California.  This compares to 77 real estate owned properties at June 30, 2010, primarily single-family residences and single-family undeveloped lots located in Southern California.  The decrease in real estate owned was due primarily to better execution on the sale and disposition of real estate owned properties, which was partly offset by new foreclosures on delinquent loans.  During fiscal 2011, the Bank acquired 113 real estate owned properties in the settlement of loans and sold 136 properties.

FHLB – San Francisco stock decreased $4.8 million to $27.0 million at June 30, 2011 from $31.8 million at June 30, 2010, due to partial stock redemptions in fiscal 2011.  The FHLB – San Francisco has a stated desire to strengthen its capital ratios and has been doing so by redeeming fewer shares from those members, including the Bank, with excess stock holdings.  As of June 30, 2011, the required FHLB – San Francisco stock holding was $14.0 million resulting in an excess stock holding of $13.0 million.

Total prepaid expenses and other assets decreased $6.1 million, or 18%, to $28.6 million at June 30, 2011 from $34.7 million at June 30, 2010.  The decrease was primarily attributable to decreases in the FDIC prepaid insurance premium of $2.0 million; in the deferred tax asset of $3.6 million; and in derivative financial instruments of $1.6 million.

Total deposits increased $12.9 million, or 1%, to $945.8 million at June 30, 2011 from $932.9 million at June 30, 2010.  The increase was primarily attributable to an increase in transaction accounts, which was partly offset by a decrease in time deposits.  Transaction accounts increased $14.3 million, or 3%, to $472.3 million at June 30, 2011 from $458.0 million at June 30, 2010; while time deposits decreased $1.4 million to $473.5 million at June 30, 2011 from $474.9 million at June 30, 2010.  The total time deposits include brokered deposits of $12.2 million at June 30, 2011, down from $19.6 million at June 30, 2010 due to the maturity of $7.4 million in fiscal 2011.  The increase in transaction accounts was primarily attributable to the Bank’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $103.0 million, or 33%, to $206.6 million at June 30, 2011 from $309.6 million at June 30, 2010.  FHLB – San Francisco advances were primarily used to supplement the funding needs of the Bank.  The decrease was due to scheduled maturities of $133.0 million, partly offset by new advances of $30.0 million, consistent with the Corporation’s fiscal 2011 short-term strategy to deleverage the balance sheet.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 29 months at June 30, 2011, as compared to the weighted-average maturity of 19 months at June 30, 2010.

Total stockholders’ equity increased $14.0 million, or 11%, to $141.7 million at June 30, 2011, from $127.7 million at June 30, 2010, primarily as a result of net income, partly offset by the quarterly cash dividends paid during fiscal 2011.  During fiscal 2011, no stock options were exercised and no common stock was repurchased.  The total cash dividend paid to the Corporation’s shareholders during fiscal 2011 was $456,000.

Comparison of Operating Results for the Years Ended June 30, 2011 and 2010

General.  The Corporation recorded net income of $13.2 million, or $1.16 per diluted share, for the fiscal year ended June 30, 2011, as compared to a net income of $1.1 million, or $0.13 per diluted share, for the fiscal year ended June 30, 2010.  The $12.1 million improvement in net income in fiscal 2011 was attributable to a $16.4 million decrease in the provision for loan losses and a $14.1 million increase in non-interest income, partly offset by a $7.2 million increase in non-interest expense, a $1.9 million decrease in net interest income before provision for loan losses and a $9.3 million increase in provision for income taxes.  The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income, before provision for loan losses, and non-interest income, improved slightly to 61% in fiscal 2011 from 62% in fiscal 2010.  Return on average assets in fiscal 2011 increased to 0.97% from 0.08% in fiscal 2010.  Return on average equity in fiscal 2011 increased to 9.74% from 0.94% in fiscal 2010.

Net Interest Income.  Net interest income before provision for loan losses decreased $1.9 million, or 5%, to $37.7 million in fiscal 2011 from $39.6 million in fiscal 2010.  This decrease resulted principally from a decrease in average earning assets, partly offset by an increase in the net interest margin.  The average balance of earning assets decreased $95.1 million, or 7%, to $1.30 billion in fiscal 2011 from $1.40 billion in fiscal 2010.  The net interest margin increased seven basis points to 2.90% in fiscal 2011 from 2.83% in fiscal 2010.

Interest Income.  Interest income decreased $11.5 million, or 16%, to $58.7 million for fiscal 2011 from $70.2 million for fiscal 2010.  The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets.  The decrease in average earning assets was primarily attributable to the decrease in loans receivable and investment securities, partly offset by an increase in interest-earning deposits.  The average yield on earning assets decreased 52 basis points to 4.50% in fiscal 2011 from 5.02% in fiscal 2010.  The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable and investment securities during fiscal 2011.  The declining yield of interest-earning assets was attributable to the downward repricing of loans and investment securities, a lower average balance of loans which generally have higher yields and a higher level of excess liquidity invested at a nominal yield. The decline in the average earning assets was consistent with the current short-term strategy of maintaining capital ratios, improving liquidity and reducing credit risk.

Loan interest income decreased $10.3 million, or 15%, to $57.4 million in fiscal 2011 from $67.7 million in fiscal 2010.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans receivable decreased $103.5 million, or 9%, to $1.11 billion during fiscal 2011 from $1.21 billion during fiscal 2010.  The average loan yield during fiscal 2011 decreased 40 basis points to 5.18% from 5.58% during fiscal 2010.  The decrease in the average loan yield was primarily attributable to payoffs of loans which had a higher yield than the average yield of loans held for investment, adjustable-rate loans repricing to lower interest rates and new non-performing loans, which required interest income reversals.  The decrease in the average balance of loans receivable was attributable to loan repayments and the origination of fewer loans for investment.  Total non-performing loans decreased to $37.1 million at June 30, 2011 from $58.8 million at June 30, 2010.

Interest income from investment securities decreased $1.3 million, or 63%, to $798,000 in fiscal 2011 from $2.1 million in fiscal 2010.  This decrease was primarily a result of a decrease in the average balance and a decrease in the average yield.  The average balance of investment securities decreased $26.7 million, or 47%, to $30.4 million in fiscal 2011 from $57.1 million in fiscal 2010.  During fiscal 2011, the Bank did not purchase any investment securities, while $5.5 million of principal payments were received on mortgage-backed securities and $3.3 million of agency debt securities were called by the issuer.  The average yield on the investment securities decreased 113 basis points to 2.63% during fiscal 2011 from 3.76% during fiscal 2010.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.

Interest Expense.  Total interest expense for fiscal 2011 was $20.9 million as compared to $30.6 million for fiscal 2010, a decrease of $9.7 million, or 32%.  This decrease was primarily attributable to a decrease in the average cost and a lower average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities was 1.74% during fiscal 2011, down 57 basis points from 2.31% during fiscal 2010.  The decline in the average cost of liabilities was primarily due to the downward repricing of deposits.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $119.8 million, or 9%, to $1.20 billion during fiscal 2011 from $1.32 billion during fiscal 2010.  The decrease was primarily attributable to a decline in borrowings due to scheduled maturities.

Interest expense on deposits for fiscal 2011 was $10.3 million as compared to $15.5 million for the same period of fiscal 2010, a decrease of $5.2 million, or 34%.  The decrease in interest expense on deposits was primarily attributable to a decrease in the average balance of deposits coupled with a lower average cost.  The average balance of deposits decreased $10.1 million, or 1%, to $939.2 million during fiscal 2011 from $949.3 million during fiscal 2010.  The average balance of time deposits decreased by $64.2 million, or 12%, to $471.4 million in fiscal 2011 from $535.6 million in fiscal 2010.  The decrease in the average balance of time deposits was partly offset by an increase in the average balance of transaction accounts.  The average balance of transaction accounts increased $54.1 million, or 13%, to $467.8 million in fiscal 2011 from $413.7 million in fiscal 2010.  The average cost of deposits decreased to 1.09% in fiscal 2011 from 1.63% during fiscal 2010, a decrease of 54 basis points.  The average cost of time deposits in fiscal 2011 was 1.72%, down 56 basis points, from 2.28% in fiscal 2010, while the average cost of transaction accounts in fiscal 2011 was 0.46%, down 33 basis points, from 0.79% in fiscal 2010.  The decrease in average deposit costs was consistent with the decline in market interest rates.

Interest expense on borrowings, primarily FHLB – San Francisco advances, for fiscal 2011 decreased $4.4 million, or 29%, to $10.7 million from $15.1 million for fiscal 2010.  The decrease in interest expense on borrowings was almost entirely due to the lower average balance as the average cost was relatively unchanged.  The average balance of borrowings decreased $109.7 million, or 29%, to $263.8 million during fiscal 2011 from $373.5 million during fiscal 2010, consistent with the Corporation’s fiscal 2011 short-term deleveraging strategy.  The average cost of borrowings increased to 4.05% in fiscal 2011 from 4.04% in fiscal 2010, an increase of one basis point.

Provision for Loan Losses.  During fiscal 2011, the Corporation recorded a provision for loan losses of $5.5 million, compared to a provision for loan losses of $21.8 million during fiscal 2010.  The decrease in the provision for loan losses reflects reductions in non-performing and classified assets and net charge-offs.  The provision for loan losses in fiscal 2011 was primarily attributable to loan classification downgrades, including non-performing loans (which resulted in a $14.6 million loan loss provision), partly offset by the general loan loss allowance for loans held for investment (which resulted in a $7.1 million loan loss recovery) and a decline in loans held for investment (which resulted in a $2.0 million loan loss provision recovery).  The general loan loss allowance was adjusted to reflect an improved quality of loans held for investment as described below, despite persistently weak general economic conditions in the U.S. and Southern California, in particular, such as high unemployment rates, low gross domestic product, weak real estate markets and lower retail sales.

Non-performing assets (net of specific loan loss allowance), with underlying collateral primarily located in Southern California, decreased to $45.5 million, or 3.46% of total assets, at June 30, 2011, compared to $73.5 million, or 5.25% of total assets, at June 30, 2010.  The non-performing assets at June 30, 2011 were primarily comprised of 116 single-family loans ($31.8 million); three commercial real estate loans ($2.2 million); two multi-family loans ($2.0 million); one other mortgage loan ($972,000); four commercial business loans ($143,000); and real estate owned comprised of 26 single-family properties ($6.7 million), one multi-family property ($1.1 million); one developed lot ($399,000); one commercial real estate property ($102,000) and 25 undeveloped lots ($69,000) acquired in the settlement of loans.  As of June 30, 2011, 38%, or $14.2 million of non-performing loans have a current payment status.  Net charge-offs in fiscal 2011 were $18.5 million or 1.67% of average loans receivable, compared to $23.8 million or 1.96% of average loans  receivable in fiscal 2010.

Classified assets at June 30, 2011 were $66.6 million, comprised of $12.9 million in the special mention category, $45.4 million in the substandard category and $8.3 million in real estate owned.  Classified assets at June 30, 2010 were $95.6 million, consisting of $20.5 million in the special mention category, $60.4 million in the substandard category and $14.7 million in real estate owned.  Classified assets decreased at June 30, 2011 from the June 30, 2010 level primarily as a result of slight improvements in credit quality and stabilization of the real estate market.  See details on “Delinquencies and Classified Assets” on page 21 of this Form 10-K.

In fiscal 2011, 43 loans for $20.7 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of June 30, 2011, the outstanding balance of restructured loans was $39.2 million:  34 loans were classified as pass, were not included in the classified asset totals described earlier and remained on accrual status ($15.3 million); five loans were classified as special mention and remained on accrual status ($4.6 million); 53 loans were classified as substandard ($19.3 million, with 51 of the 53 loans or $18.4 million on non-accrual status); and one loan was classified as loss and fully reserved.  As of June 30, 2011, 79%, or $31.0 million of the restructured loans have a current payment status.

The allowance for loan losses was $30.5 million at June 30, 2011, or 3.34% of gross loans held for investment, compared to $43.5 million, or 4.14% of gross loans held for investment at June 30, 2010.  The allowance for loan losses at June 30, 2011 includes $14.1 million of specific loan loss allowances, compared to $17.8 million of specific loan loss allowances at June 30, 2010.  Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment.  See details on “Allowance for Loan Losses” on page 28 of this Form 10-K.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment portfolio and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions for loan losses are charged against operations on a monthly basis, as necessary, to maintain the allowance at appropriate levels.  Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the loans held for investment.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank’s loans held for investment, will not request the Bank to significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory and other conditions beyond the control of the Bank.

Non-Interest Income.  Total non-interest income increased $14.1 million, or 63%, to $36.4 million in fiscal 2011 from $22.3 million in fiscal 2010.  The increase was primarily attributable to an increase in the gain on sale of loans and a $1.1 million net gain on sale of the retail banking facility in Temecula, California, partly offset by the net loss on the sale and operations of real estate owned acquired in the settlement of loans and the $2.3 million gain on sale of investment securities in fiscal 2010, not replicated in fiscal 2011.

The gain on sale of loans increased $16.9 million, or 118%, to $31.2 million for fiscal 2011 from $14.3 million in fiscal 2010.  The increase was a result of a higher volume of loans originated for sale and a higher average loan sale margin.  Total loans originated for sale in fiscal 2011 were $2.14 billion as compared to $1.80 billion in fiscal 2010, up $342.7 million or 19%.  The increase in the loan sale volume in fiscal 2011 was attributable to relatively low mortgage interest rates, more stable real estate markets and less competition.  The average loan sale margin for PBM during fiscal 2011 was 1.49%, up 72 basis points from 0.77% during fiscal 2010.  The increase in the average loan sale margin was due primarily to adjustments on derivative financial instruments and a lower recourse provision on loans sold subject to repurchase.  The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) that amounted to a net gain of $590,000 in fiscal 2011, as compared to a favorable fair-value adjustment that amounted to a net gain of $3.0 million in fiscal 2010.  The gain on sale of loans in fiscal 2011 also includes a $125,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $6.3 million recourse reserve provision in fiscal 2010.  The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net loss of $1.4 million in fiscal 2011, as compared to a net gain of $16,000 in fiscal 2010.  The net loss in fiscal 2011 was comprised of a $185,000 net gain on the sale of 136 real estate owned properties, operating expenses of $1.7 million and a $166,000 recovery for losses on real estate owned.  The net gain in fiscal 2010 was comprised of a $2.7 million net gain on the sale of 155 real estate owned properties, operating expenses of $2.1 million and a $604,000 provision for losses on real estate owned.

In March 2011, the Corporation completed the sale of its retail branch facility located at 40325 Winchester Road, Temecula, California to an unaffiliated third party for a pre-tax gain of $1.1 million, which was recorded in the gain on sale of properties and equipment.  The Corporation executed a short-term leaseback agreement with the new owner until the newly leased location at 40705 Winchester Road, Suites A106 and A107, Temecula, California opened in May 2011.

Non-Interest Expense.  Total non-interest expense in fiscal 2011 was $45.4 million, an increase of $7.3 million, or 19%, as compared to $38.1 million in fiscal 2010.  The increase in non-interest expense was primarily the result of increases in incentive compensation expense and other operating expenses.

Compensation expense increased $6.6 million, or 28%, to $30.0 million in fiscal 2011 from $23.4 million in fiscal 2010.  The increase in compensation expense was primarily due to higher PBM incentive compensation resulting primarily from higher loan originations in fiscal 2011.  PBM loan originations were $2.15 billion in fiscal 2011 as compared to $1.80 billion in fiscal 2010, up $343.7 million, or 19%.  See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salary and compensation benefits.

Other operating expenses increased $689,000, or 14%, to $5.7 million in fiscal 2011 from $5.0 million in fiscal 2010.  The increase in other operating expenses was due primarily to higher PBM loan production related costs.

Income Taxes.  The provision for income taxes was $10.0 million for fiscal 2011, representing an effective tax rate of 43.2%, as compared to $740,000 in fiscal 2010, representing an effective tax rate of 39.9%.  The increase in the effective tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes.  The Corporation determined that the above tax rates meet its income tax obligations (See Note 9 of the Notes to Consolidated Financial Statements, “Income Taxes”, beginning on page 123).

Comparison of Operating Results for the Years Ended June 30, 2010 and 2009

General.  The Corporation recorded net income of $1.1 million, or $0.13 per diluted share, for the fiscal year ended June 30, 2010, as compared to a net loss of $7.4 million, or a net loss of $1.20 per diluted share, for the fiscal year ended June 30, 2009.  The $8.5 million improvement in net income in fiscal 2010 was attributable to a $26.8 million decrease in the provision for loan losses and a $2.1 million increase in non-interest income, partly offset by an $8.1 million increase in non-interest expense, a $4.2 million decrease in net interest income before provision for loan losses and an $8.0 million increase in the provision for income taxes.  The Corporation’s efficiency ratio increased to 62% in fiscal 2010 from 47% in fiscal 2009.  Return on average assets in fiscal 2010 increased to 0.08% from a negative (0.47%) in fiscal 2009.  Return on average equity in fiscal 2010 increased to 0.94% from a negative (6.20)% in fiscal 2009.

Net Interest Income.  Net interest income before provision for loan losses decreased $4.2 million, or 10%, to $39.6 million in fiscal 2010 from $43.8 million in fiscal 2010.  This decrease resulted principally from a decrease in average earning assets and a decrease in the net interest margin.  The average balance of earning assets decreased

$132.0 million, or 9%, to $1.40 billion in fiscal 2010 from $1.53 billion in fiscal 2009.  The net interest margin decreased three basis points to 2.83% in fiscal 2010 from 2.86% in fiscal 2009.

Interest Income.  Interest income decreased $15.7 million, or 18%, to $70.2 million for fiscal 2010 from $85.9 million for fiscal 2009.  The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets.  The decrease in average earning assets was primarily attributable to the decrease in loans receivable and investment securities, partly offset by an increase in interest-earning deposits.  The average yield on earning assets decreased 60 basis points to 5.02% in fiscal 2010 from 5.62% in fiscal 2009.  The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable, investment securities and FHLB – San Francisco stock during fiscal 2010.  The decline in the average earning assets was consistent with the fiscal 2010 short-term strategy of maintaining capital ratios, improving liquidity and reducing credit risk.

Loan interest income decreased $11.1 million, or 14%, to $67.7 million in fiscal 2010 from $78.8 million in fiscal 2009.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans receivable decreased $131.0 million, or 10%, to $1.21 billion during fiscal 2010 from $1.34 billion during fiscal 2009.  The average loan yield during fiscal 2010 decreased 29 basis points to 5.58% from 5.87% during fiscal 2009.  The decrease in the average loan yield was primarily attributable to adjustable-rate loans repricing to lower interest rates and new non-performing loans, which required interest income reversals.  The decrease in the average balance of loans receivable was attributable to loan repayments and the origination of fewer single- family residential loans for investment.  Total non-performing loans decreased to $58.8 million at June 30, 2010 from $71.8 million at June 30, 2009.

Interest income from investment securities decreased $4.7 million, or 69%, to $2.1 million in fiscal 2010 from $6.8 million in fiscal 2009.  This decrease was primarily a result of a decrease in the average balance and a decrease in the average yield.  The average balance of investment securities decreased $87.5 million, or 61%, to $57.1 million in fiscal 2010 from $144.6 million in fiscal 2009.  The decrease in the average balance was primarily due to the sale of $65.5 million of investment securities for a net gain of $2.3 million as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on the investment securities decreased 96 basis points to 3.76% during fiscal 2010 from 4.72% during fiscal 2009.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher average yield and the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During fiscal 2010, the Bank did not purchase any investment securities, while $20.6 million of principal payments were received on mortgage-backed securities and a $2.0 million debt security was called by the issuer.

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

Interest expense on deposits for fiscal 2010 was $15.5 million as compared to $23.5 million for the same period of fiscal 2009, a decrease of $8.0 million, or 34%.  The decrease in interest expense on deposits was primarily attributable to a decrease in the average balance of deposits coupled with a lower average cost.  The average balance of deposits decreased $6.4 million, or 1%, to $949.3 million during fiscal 2010 from $955.7 million during fiscal 2009.  The average balance of time deposits decreased by $85.7 million, or 14%, to $535.6 million in fiscal 2010 from $621.3 million in fiscal 2009.  The decrease in the average balance of time deposits was partly offset by an increase in the average balance of transaction accounts.  The average balance of transaction accounts increased $79.3 million, or 24%, to $413.7 million in fiscal 2010 from $334.4 million in fiscal 2009.  The average cost of deposits decreased to 1.63% in fiscal 2010 from 2.45% during fiscal 2009, a decrease of 82 basis points.  The average cost of time deposits in fiscal 2010 was 2.28%, down 96 basis points, from 3.24% in fiscal 2009, while the average cost of transaction accounts in fiscal 2010 was 0.79%, down 20 basis points, from 0.99% in fiscal 2009.  The decrease in average deposit costs was consistent with the decline in market interest rates.

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

Provision for Loan Losses.  During fiscal 2010, the Corporation recorded a provision for loan losses of $21.8 million, compared to a provision for loan losses of $48.7 million during fiscal 2009.  The provision for loan losses in fiscal 2010 was primarily attributable to loan classification downgrades, including non-performing loans (which resulted in a $15.3 million loan loss provision) and the general loan loss allowance for loans held for investment (which resulted in a $10.6 million loan loss provision), partly offset by a decline in loans held for investment (which resulted in a $4.1 million loan loss provision recovery).  The general loan loss allowance was augmented to reflect the additional risk of loans held for investment resulting from the poor general economic conditions in the U.S. and Southern California, in particular, such as high unemployment rates, low gross domestic product, weak real estate markets and lower retail sales.

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

Classified assets at June 30, 2010 were $95.6 million, comprised of $20.5 million in the special mention category, $60.4 million in the substandard category and $14.7 million in real estate owned.  Classified assets at June 30, 2009 were $116.1 million, consisting of $24.3 million in the special mention category, $75.4 million in the substandard category and $16.4 million in real estate owned.  Classified assets decreased at June 30, 2010 from the June 30, 2009 level primarily as a result of slight improvements in credit quality and stabilization of the real estate market.  See details on “Delinquencies and Classified Assets” on page 21 of this Form 10-K.

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

The allowance for loan losses was $43.5 million at June 30, 2010, or 4.14% of gross loans held for investment, compared to $45.4 million, or 3.75% of gross loans held for investment at June 30, 2009.  The allowance for loan losses at June 30, 2010 includes $17.8 million of specific loan loss allowances, compared to $25.3 million of specific loan loss allowances at June 30, 2009.  For additional information, see details on “Allowance for Loan Losses” on page 28 of this Form 10-K.

Non-Interest Income.  Total non-interest income increased $2.1 million, or 10%, to $22.3 million in fiscal 2010 from $20.2 million in fiscal 2009.  The increase was primarily attributable to improved results on the sale and operations of real estate owned acquired in the settlement of loans and the gain on sale of investment securities, partly offset by a decrease in the gain on sale of loans.

During fiscal 2010, a total of $65.5 million of investment securities, comprised of U.S. government sponsored enterprise MBS and U.S. government agency MBS, were sold for a net gain of $2.3 million as a part of the Corporation’s short-term deleveraging strategy.

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

Non-Interest Expense.  Total non-interest expense in fiscal 2010 was $38.1 million, an increase of $8.1 million, or 27%, as compared to $30.0 million in fiscal 2009.  The increase in non-interest expense was primarily the result of increases in compensation, deposit insurance premiums and regulatory assessments and other operating expenses.

Compensation expense increased $6.0 million, or 34%, to $23.4 million in fiscal 2010 from $17.4 million in fiscal 2009.  The increase in compensation expense was primarily due to higher incentive compensation resulting primarily from higher loan originations in fiscal 2010 and a $2.6 million recovery of ESOP expenses resulting from the ESOP Self Correction recorded in fiscal 2009, not replicated in fiscal 2010.  For additional information regarding the ESOP Self Correction, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

				Year Ended June 30,
		2011			2010			2009
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 1,108,087	$ 57,442	5.18%	$ 1,211,600	$ 67,665	5.58%	$ 1,342,632	$ 78,754	5.87%
Investment securities	30,364	798	2.63%	57,083	2,144	3.76%	144,621	6,821	4.72%
FHLB – San Francisco stock	29,480	110	0.37%	32,861	112	0.34%	32,765	324	0.99%
Interest-earning deposits	134,953	339	0.25%	96,421	242	0.25%	9,998	25	0.25%
Total interest-earning assets	1,302,884	58,689	4.50%	1,397,965	70,163	5.02%	1,530,016	85,924	5.62%

Non interest-earning assets	59,827			64,314			45,149
Total assets	$ 1,362,711			$ 1,462,279			$ 1,575,165

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 261,392	1,019	0.39%	$ 228,671	1,396	0.61%	$ 192,805	1,223	0.63%
Savings accounts	206,402	1,142	0.55%	185,074	1,891	1.02%	141,593	2,096	1.48%
Time deposits	471,399	8,099	1.72%	535,571	12,213	2.28%	621,333	20,132	3.24%
Total deposits	939,193	10,260	1.09%	949,316	15,500	1.63%	955,731	23,451	2.45%

Borrowings	263,772	10,680	4.05%	373,458	15,085	4.04%	479,275	18,705	3.90%

Total interest-bearing liabilities	1,202,965	20,940	1.74%	1,322,774	30,585	2.31%	1,435,006	42,156	2.94%

Non interest-bearing liabilities	24,035			20,255			20,106
Total liabilities	1,227,000			1,343,029			1,455,112

Stockholders’ equity	135,711			119,250			120,053
Total liabilities and stockholders’
equity	$ 1,362,711			$ 1,462,279			$ 1,575,165

Net interest income		$ 37,749			$ 39,578			$ 43,768

Interest rate spread (3)			2.76%			2.71%			2.68%
Net interest margin (4)			2.90%			2.83%			2.86%
Ratio of average interest-earning
assets to average interest-bearing liabilities	108.31%			105.68%			106.62%

(1)
Includes receivable from sale of loans, loans held for sale at fair value, loans held for sale at lower of cost or market and non-performing loans, as well as net deferred loan cost amortization of $543, $400 and $524 for the years ended June 30, 2011, 2010 and 2009, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $45.7 million, $45.5 million and $43.2 million in fiscal 2011, 2010 and 2009, respectively.
(3)	Represents the difference between the weighted average yield on total interest-earning assets and weighted average cost on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2011				Year Ended June 30, 2010
	Compared to Year				Compared to Year
	Ended June 30, 2010				Ended June 30, 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable, net (1)	$ (4,861)	$ (5,776)	$ 414	$ (10,223)	$ (3,777)	$ (7,692)	$ 380	$ (11,089)
Investment securities	(643)	(1,005)	302	(1,346)	(1,385)	(4,132)	840	(4,677)
FHLB – San Francisco stock	10	(11)	(1)	(2)	(212)	1	(1)	(212)
Interest-earning deposits	-	97	-	97	-	217	-	217
Total net change in income on interest-earning assets	(5,494)	(6,695)	715	(11,474)	(5,374)	(11,606)	1,219	(15,761)

Interest-bearing liabilities:
Checking and money market accounts	(505)	200	(72)	(377)	(46)	226	(7)	173
Savings accounts	(867)	218	(100)	(749)	(649)	644	(200)	(205)
Time deposits	(3,010)	(1,463)	359	(4,114)	(5,963)	(2,779)	823	(7,919)
Borrowings	37	(4,431)	(11)	(4,405)	655	(4,127)	(148)	(3,620)
Total net change in expense on interest-bearing liabilities	(4,345)	(5,476)	176	(9,645)	(6,003)	(6,036)	468	(11,571)

Net (decrease) increase in net interest income	$ (1,149)	$ (1,219)	$ 539	$ (1,829)	$ 629	$ (5,570)	$ 751	$ (4,190)

(1)	Includes receivable from sale of loans, loans held for sale at fair value, loans held for sale at lower of cost or market and non-performing loans.

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

Historically, the primary investing activity of the Bank has been the origination and purchase of loans held for investment, though due to the decline in real estate values and deterioration of credit quality, particularly for single-family loans, and the Bank’s short-term strategy to improve liquidity and preserve capital, the Bank has substantially reduced its origination of loans for investment during fiscal 2011 and 2010.  During the fiscal years ended June 30, 2011, 2010 and 2009, the Bank originated loans in the amounts of $2.15 billion, $1.80 billion and $1.35 billion, respectively, the vast majority of which were sold, as noted below.  In addition, the Bank purchased loans from other financial institutions in fiscal 2011, 2010 and 2009 in the amounts of $7.1 million, $0 and $595,000, respectively.  Total loans sold in fiscal 2011, 2010 and 2009 were $2.12 billion, $1.78 billion and $1.20 billion, respectively.  At June 30, 2011, the Bank had loan origination commitments totaling $107.7 million and no undisbursed loan funds.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank’s primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2011, 2010 and 2009, the net increase (decrease) in deposits was $12.9 million, $(56.3) million and $(23.2) million, respectively.  On June 30, 2011, time deposits that are scheduled to mature in one year or less were $284.5 million.  Historically, the

Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2011, total cash and cash equivalents were $142.6 million, or 10.8% of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of June 30, 2011, the remaining available borrowing capacity at FHLB – San Francisco was $245.9 million and the remaining unused collateral was $372.9 million.  In addition, the Bank has secured a $23.1 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $24.3 million.  As of June 30, 2011, there was no outstanding borrowing under this facility.

The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2011 increased to 34.7% from 26.3% during the same quarter ended June 30, 2010.  The increase in the liquidity ratio was due primarily to management’s decision to increase liquidity as a result of recent market uncertainty and the timing difference between PBM loan originations and loan sale settlements.  The increase in liquidity resulted in a lower net interest margin and lower net interest income because liquid assets generally yield lower rates of return than less liquid assets.  The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB – San Francisco.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum ratio of 1.5% for Tangible Capital is required in order to be deemed other than “critically undercapitalized,” while a minimum ratio of 5.0% for Core Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of June 30, 2011, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 10.5%, 10.5%, 17.6% and 16.3%, respectively.

Impact of Inflation and Changing Prices

The Corporation’s consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time as a result of inflation.  The impact of inflation is reflected in the increasing cost of the Corporation’s operations.  Unlike most industrial companies, nearly all assets and liabilities of the Corporation are monetary.  As a result, interest rates have a greater impact on the Corporation’s performance than do the effects of general levels of inflation.  In addition, interest rates do not necessarily move in the direction, or to the same extent, as the prices of goods and services.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk.  The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments.  Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.  The primary market risk that the Bank faces is interest rate risk.  For information regarding the sensitivity to interest rate risk of the Bank’s interest-earning assets and interest-bearing liabilities, see “Maturity of Loans Held for Investment,” “Investment Securities Activities,” “Time Deposits by Maturities” and “Interest Rate Risk” on pages 5, 32, 37 and 79, respectively, of this Form 10-K.

Qualitative Aspects of Market Risk.  The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Bank maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently.  The Bank relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.  For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 62 of this Form 10-K.

Interest Rate Risk.  The principal financial objective of the Corporation’s interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates.  The Corporation, through the Bank’s Asset-Liability Committee, has sought to reduce the exposure of its earnings to changes in interest rates by managing the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation’s assets by retaining loans with interest rates subject to periodic market adjustments.  In addition, the Bank maintains a liquid investment portfolio primarily comprised of U.S. government agency MBS and government sponsored enterprise MBS that reprice frequently.  The Bank relies on retail deposits as its primary source of funding while utilizing FHLB – San Francisco advances as a secondary source of funding which can be structured with favorable interest rate risk characteristics.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts.

Using data from the Bank’s quarterly report to the OTS, the OTS produced a report for the Bank that measures interest rate risk by modeling the change in Net Portfolio Value (“NPV”) over a variety of interest rate scenarios.  The interest rate risk analysis received from the OTS is similar to the Bank’s own interest rate risk model.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of  -100, -50, +50, +100, +200 and +300 basis points with no effect given to any steps that management might take to counter the effect of the interest rate change.

The following table was provided by the OTS and sets forth as of June 30, 2011 the estimated changes in NPV based on the indicated interest rate environment.  The Bank’s balance sheet position as of June 30, 2011 can be summarized as follows: if interest rates increase, the NPV of the Bank is expected to increase, except at the +200 basis points or higher rate shock scenario, where it is expected to decrease; and if interest rates decrease the NPV of the Bank is expected to decrease.

	Net		Portfolio	NPV as Percentage
Basis Points (bp)	Portfolio	NPV	Value	of Portfolio Value	Sensitivity
Change in Rates	Value	Change (1)	Assets	Assets (2)	Measure (3)
(Dollars In Thousands)

+300 bp	$ 158,420	$ (10,184)	$ 1,316,930	12.03%	-35	bp
+200 bp	$ 166,180	$ (2,424)	$ 1,336,127	12.44%	+6	bp
+100 bp	$ 169,510	$ 906	$ 1,351,374	12.54%	+16	bp
+50 bp	$ 169,124	$ 520	$ 1,357,021	12.46%	+8	bp
0 bp	$ 168,604	$ -	$ 1,362,423	12.38%	-	bp
-50 bp	$ 165,478	$ (3,126)	$ 1,364,477	12.13%	-25	bp
-100 bp	$ 166,664	$ (1,940)	$ 1,368,904	12.18%	-20	bp

(1)	Represents the (decrease) increase of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2011 (“base case”).
(2)	Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a -100 basis point rate shock at June 30, 2011 and at a -100 basis point rate shock at June 30, 2010 (by regulation the Bank must measure and manage its interest rate risk for an interest rate shock of +200 basis points and -100 basis points, whichever produces the largest decline in NPV).

	At June 30, 2011	At June 30, 2010
Risk Measure: -100/-100 bp Rate Shock	(-100 bp)	(-100 bp)

Pre-Shock NPV Ratio	12.38%	10.81%
Post-Shock NPV Ratio	12.18%	10.47%
Sensitivity Measure	20 bp	34 bp
Thrift Bulletin 13a Level of Risk	Minimal	Minimal

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

The following table describes the results of the analysis for June 30, 2011 and June 30, 2010.

June 30, 2011		June 30, 2010
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+32.23%	+200 bp	+21.80%
+100 bp	+21.70%	+100 bp	+14.52%
-100 bp	-12.00%	-100 bp	-16.60%

For the fiscal year ended June 30, 2011 the Bank is asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.  For the fiscal year ended June 30, 2010, the Bank is also asset sensitive.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 8.  Financial Statements and Supplementary Data

Please refer to page 89 for the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

a)
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2011 are effective in providing reasonable assurance that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment of the Corporation’s internal control over financial reporting was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which include controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Office of the Comptroller of the Currency Instructions for Thrift Financial Reports for Consolidated Statement of Condition (Schedule SC), Consolidated Statement of Operations (Schedule SO) and the Summary of Changes in Savings Association Equity Capital included on Supplemental Information (Schedule SI).

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of June 30, 2011.

The effectiveness of internal control over financial reporting as of June 30, 2011, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on the Corporation’s internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation’s compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2011.  Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2011.

Date: September 13, 2011	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Corporation's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Thrift Financial Reports for Schedules SC, SO, and the Summary of Changes in Savings Assocation Equity Capital included on Schedule SI. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted in accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended June 30, 2011 of the Corporation and our report dated September 13, 2011, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 13, 2011

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

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.  For information regarding the Corporation’s executive officers, see Item 1 - “Executive Officers” beginning on page 49 of this Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The information required by this item is incorporated herein by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

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
  See Exhibit 13 to Consolidated Financial Statements beginning on page 89.

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

10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.14	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.15	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.16	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2010)

10.17	Post-Retirement Compensation Agreement with Donavon P. Ternes (Incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

13	2011 Annual Report to Stockholders

14	Code of Ethics for the Corporation’s directors, officers and employees (Incorporated by reference to Exhibit 14 to the Corporation’s Form 10-K dated September 12, 2007)

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K dated September 12, 2007)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: September 13, 2011	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden
Craig G. Blunden	Chairman and	September 13, 2011
Chief Executive Officer
(Principal Executive Officer)

/s/ Donavon P. Ternes
Donavon P. Ternes	President, Chief Operating Officer	September 13, 2011
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Joseph P. Barr
Joseph P. Barr	Director	September 13, 2011

/s/ Bruce W. Bennett
Bruce W. Bennett	Director	September 13, 2011

/s/ Debbi H. Guthrie
Debbi H. Guthrie	Director	September 13, 2011

/s/ Robert G. Schrader
Robert G. Schrader	Director	September 13, 2011

/s/ Roy H. Taylor
Roy H. Taylor	Director	September 13, 2011

/s/ William E. Thomas
William E. Thomas	Director	September 13, 2011

Provident Financial Holdings, Inc.
Cconsolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2011, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 13, 2011

Provident Financial Holdings, Inc.
Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)

	June 30,
	2011	2010
Assets
Cash and cash equivalents	$ 142,550	$ 96,201
Investment securities – available for sale, at fair value	26,193	35,003
Loans held for investment, net of allowance for loan losses of $30,482 and
$43,501, respectively	881,610	1,006,260
Loans held for sale, at fair value	191,678	170,255
Accrued interest receivable	3,778	4,643
Real estate owned, net	8,329	14,667
Federal Home Loan Bank (“FHLB”) – San Francisco stock	26,976	31,795
Premises and equipment, net	4,805	5,841
Prepaid expenses and other assets	28,630	34,736
Total assets	$ 1,314,549	$ 1,399,401

Liabilities and Stockholders’ Equity

Commitments and contingencies (Note 14)

Liabilities:
Non interest-bearing deposits	$ 45,437	$ 52,230
Interest-bearing deposits	900,330	880,703
Total deposits	945,767	932,933

Borrowings	206,598	309,647
Accounts payable, accrued interest and other liabilities	20,441	29,077
Total liabilities	1,172,806	1,271,657

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $0.01 par value (40,000,000 shares authorized;
17,610,865 shares issued; 11,418,654 and 11,406,654 shares outstanding, respectively)	176	176
Additional paid-in capital	85,432	85,663
Retained earnings	148,147	135,383
Treasury stock, at cost (6,192,211 and 6,204,211 shares, respectively)	(92,650)	(93,942)
Unearned stock compensation	-	(203)
Accumulated other comprehensive income, net of tax	638	667
Total stockholders’ equity	141,743	127,744

Total liabilities and stockholders’ equity	$ 1,314,549	$ 1,399,401

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended June 30,
	2011	2010	2009
Interest income:
Loans receivable, net	$ 57,442	$ 67,665	$ 78,754
Investment securities	798	2,144	6,821
FHLB – San Francisco stock	110	112	324
Interest-earning deposits	339	242	25
Total interest income	58,689	70,163	85,924

Interest expense:
Deposits	10,260	15,500	23,451
Borrowings	10,680	15,085	18,705
Total interest expense	20,940	30,585	42,156
Net interest income, before provision for loan losses	37,749	39,578	43,768
Provision for loan losses	5,465	21,843	48,672
Net interest income (expense), after provision for loan losses	32,284	17,735	(4,904)

Non-interest income:
Loan servicing and other fees	892	797	869
Gain on sale of loans, net	31,194	14,338	16,971
Deposit account fees	2,504	2,823	2,899
Gain on sale of investment securities	-	2,290	356
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(1,351)	16	(2,469)
Gain on sale of premises and equipment	1,089	-	-
Card and processing fees	1,274	1,110	825
Other	755	885	758
Total non-interest income	36,357	22,259	20,209

Non-interest expense:
Salaries and employee benefits	29,966	23,379	17,369
Premises and occupancy	3,270	3,048	2,878
Equipment expense	1,526	1,614	1,521
Professional expense	1,669	1,517	1,365
Sales and marketing expense	672	623	509
Deposit insurance premium and regulatory assessments	2,610	2,988	2,187
Other	5,659	4,970	4,151
Total non-interest expense	45,372	38,139	29,980
Income (loss) before income taxes	23,269	1,855	(14,675)
Provision (benefit) for income taxes	10,049	740	(7,236)
Net income (loss)	$ 13,220	$ 1,115	$ (7,439)
Basic earnings (loss) per share	$ 1.16	$ 0.13	$ (1.20)
Diluted earnings (loss) per share	$ 1.16	$ 0.13	$ (1.20)
Cash dividends per share	$ 0.04	$ 0.04	$ 0.16

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Information)

							Accumulat- ed Other Comprehen- sive Income, Net of Tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980
Comprehensive loss:
Net loss				(7,439)				(7,439)
Change in unrealized holding gain on securities available for sale, net of reclassification of $206 of net gain included in net loss and net of tax expense of $965							1,333	1,333
Total comprehensive loss								(6,106)
Purchase of restricted stock from employees in lieu of distribution	(65)							-
Distribution of restricted stock	12,000							-
Amortization of restricted stock			419					419
Awards of restricted stock			(868)		868			-
Forfeiture of restricted stock			12		(12)			-
Stock options expense			675					675
ESOP Self Correction (Note 11)			(2,823)			(642)		(3,465)
Allocation of contributions to ESOP			130			271		401
Cash dividends				(994)				(994)
Balance at June 30, 2009	6,219,654	124	72,709	134,620	(93,942)	(473)	1,872	114,910

 (continued)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Information)

							Accumulat- ed Other Comprehen- sive Income (Loss), Net of Tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910
Comprehensive loss:
Net income				1,115				1,115
Change in unrealized holding loss on securities available for sale, net of reclassification of $1.3 million of net gain included in net income and net of tax benefit of $ (873)							(1,205)	(1,205)
Total comprehensive loss								(90)
Common stock issuance, net of expenses	5,175,000	52	11,881					11,933
Distribution of restricted stock	12,000							-
Amortization of restricted stock			523					523
Stock options expense			493					493
Allocation of contributions to ESOP			57			270		327
Cash dividends				(352)				(352)
Balance at June 30, 2010	11,406,654	176	85,663	135,383	(93,942)	(203)	667	127,744
Comprehensive income:
Net income				13,220				13,220
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income and net of tax benefit of $ (21)							(29)	(29)
Total comprehensive income								13,191
Distribution of restricted stock	12,000							-
Amortization of restricted stock			477					477
Awards of restricted stock			(1,292)		1,292			-
Stock options expense			481					481
Allocation of contributions to ESOP			103			203		306
Cash dividends				(456)				(456)
Balance at June 30, 2011	11,418,654	$ 176	$ 85,432	$ 148,147	$ (92,650)	$ -	$ 638	$ 141,743

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 13,220	$ 1,115	$ (7,439)
Adjustments to reconcile net income (loss) to net
cash (used for) provided by operating activities:
Depreciation and amortization	1,417	1,534	2,021
Provision for loan losses	5,465	21,843	48,672
(Recovery) provision for losses on real estate owned	(166)	604	290
Net gain on sale of loans	(31,194)	(14,338)	(16,971)
Net realized (gain) loss on sale of real estate owned	(185)	(2,692)	128
Net realized gain on sale of investment securities	-	(2,290)	(356)
Net gain on sale of premises and equipment	(1,080)	-	-
Stock-based compensation expense	958	1,016	1,075
ESOP expense (recovery)	304	323	(2,371)
FHLB – San Francisco stock dividend	-	-	(804)
Provision (benefit) for deferred income taxes	3,922	2,496	(10,785)
Increase in cash surrender value of bank owned life insurance	(199)	(200)	(123)
(Decrease) increase in accounts payable, accrued interest
and other liabilities	(1,731)	(5,600)	123
Decrease (increase) in prepaid expenses and other assets	1,670	(7,987)	1,328
Loans originated for sale	(2,143,543)	(1,800,831)	(1,317,623)
Proceeds from sale of loans	2,148,728	1,805,976	1,217,052
Net cash (used for) provided by operating activities	(2,414)	969	(85,783)

Cash flows from investing activities:
Net decrease in loans held for investment	85,769	96,680	110,155
Maturities and calls of investment securities available for sale	3,250	2,000	65
Principal payments from investment securities	5,534	20,604	37,809
Purchases of investment securities available for sale	-	-	(8,135)
Proceeds from sales of investment securities available for sale	-	67,778	480
Purchases of FHLB – San Francisco stock	-	-	(94)
Proceeds from redemption of FHLB – San Francisco stock	4,819	1,228	-
Purchase of bank owned life insurance	-	(2,000)	-
Proceeds from sales of real estate owned	38,750	44,206	35,755
Proceeds from sales of premises and equipment	2,189	-	-
Purchases of premises and equipment	(879)	(395)	(797)
Net cash provided by investing activities	139,432	230,101	175,238

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2011	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$ 12,834	$ (56,312)	$ (23,165)
Net repayments of short-term borrowings	-	-	(112,600)
Proceeds from long-term borrowings	30,000	-	160,000
Repayments of long-term borrowings	(133,049)	(147,045)	(70,043)
ESOP loan payment (refund)	2	4	(864)
Cash dividends paid	(456)	(352)	(994)
Proceeds from issuance of common stock	-	11,933	-
Net cash used for financing activities	(90,669)	(191,772)	(47,666)

Net increase in cash and cash equivalents	46,349	39,298	41,789
Cash and cash equivalents at beginning of year	96,201	56,903	15,114
Cash and cash equivalents at end of year	$ 142,550	$ 96,201	$ 56,903

Supplemental information:
Cash paid for interest	$ 21,582	$ 31,050	$ 41,813
Cash paid for income taxes	$ 8,380	$ 3,990	$ 4,580
Transfer of loans held for sale to loans held for investment	$ 283	$ -	$ 1,679
Real estate owned acquired in the settlement of loans	$ 47,316	$ 59,038	$ 63,445

(concluded)

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

The Corporation operates in two business segments: community banking (“Provident Bank”) and mortgage banking (“Provident Bank Mortgage” (“PBM”), a division of Provident Bank).  Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, commercial business and,  to a lesser extent, construction and consumer loans.  Deposits are collected primarily from 14 banking locations located in Riverside and San Bernardino counties in California.  PBM activities include originating single-family loans, primarily first mortgages for sale to investors.  Loans are primarily originated in Southern California and Northern California by loan agents employed by the Bank, from its banking locations and freestanding lending offices.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga and Riverside (3), California.

Use of estimates
The accounting and reporting policies of the Corporation conform to generally accepted accounting principles.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of loan servicing assets, the valuation of real estate owned, the determination of the loan repurchase reserve, the valuation of derivative financial instruments and deferred compensation costs.

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

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). For debt securities, an OTTI is evident if the Corporation intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized.  However, even if the Corporation does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Corporation must evaluate expected cash flows to be received and determine if a credit loss has occurred.  In the event of a credit loss, the credit component of the impairment is recognized within non-interest income and the non-credit component is recognized through accumulated other comprehensive income (loss), net of tax.  For equity securities, management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Corporation’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value.  If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within non-interest income.

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

Loans sold to the FHLB – San Francisco under the MPF program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  On October 6, 2006, the FHLB – San Francisco announced that it would no longer offer new commitments to purchase mortgage loans from its members, but it would retain its existing portfolio of mortgage loans.  As of June 30, 2011, the Bank serviced $87.0 million of loans under this program and has established a recourse liability of $96,000 as compared to $110.5 million of loans serviced and a recourse liability of $122,000 at June 30, 2010.  A net loss of $9,000 and $19,000 was recognized in fiscal 2011 and 2010, respectively, while no losses were recognized in fiscal 2009 under this program.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the fiscal year ended June 30, 2011, the Bank did not repurchase any loans, as compared to $368,000 and $4.0 million of single-family mortgage loans repurchased in fiscal 2010 and 2009, respectively.  Many additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $4.1 million and $6.2 million for loans sold to other investors as of June 30, 2011 and 2010, respectively.

Activity in the recourse liability for the years ended June 30, 2011 and 2010 was as follows:

(In Thousands)	2011	2010
Balance, beginning of year	$ 6,335	$ 3,406
Reserve (recovery) provision	(125)	6,282
Net settlements in lieu of loan repurchases	(1,994)	(3,353)
Balance, end of the year	$ 4,216	$ 6,335

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2011, 2010 and 2009 were $252,000, $14,000 and $109,000, respectively.  As of June 30, 2011 and 2010, the Bank’s recourse liability was $86,000 and $38,000, respectively, for future loan sale premium refunds.

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

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Servicing assets at June 30, 2011 had a carrying value of $354,000 and a fair value of $589,000, compared to a carrying value of $377,000 and a fair value of $725,000 at June 30, 2010 (see Note 4 of the Notes to Consolidated Financial Statements, “Mortgage Loan Servicing and Loans Originated for Sale,” beginning on page 115).

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2011 and 2010, the fair value of the interest-only strips was $200,000 and $247,000, respectively, and net unrealized gain after statutory taxes of the interest-only strips was $114,000 and 141,000, respectively.

Loans held for sale
Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda County and surrounding counties in Northern California.  The loans have been hedged with loan sale commitments, put options or other financial instruments and the loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.  Upon the election of the fair value option (ASC 825) on May 28, 2009, all loans originated for sale on the day of the election and thereafter are included as loans held for sale at fair value, while prior loans originated for sale are categorized as loans held for sale at the lower of cost or market.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and in comparison to the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based on historical experience and as a result can differ from actual losses incurred in the future; and qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The historical data is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb probable losses inherent in loans held for investment.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Allowance for unfunded loan commitments
The Corporation maintains the allowance for unfunded loan commitments at a level that is adequate to absorb estimated probable losses related to these unfunded credit facilities.  The Corporation determines the adequacy of the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.  The allowance for unfunded loan commitments is recorded as Accounts payable, accrued interest and other liabilities on the Consolidated Statements of Financial Condition. Net adjustments to the allowance for unfunded loan commitments are included in other non-interest expense on the Consolidated Statements of Operations.

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

The Corporation measures the impairment loss of restructured loans based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based on published guidance with respect to restructured loans from certain banking regulators and to conform to general practices within the banking industry, the Corporation maintains certain restructured loans on accrual status, provided there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

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

Income taxes
The Corporation accounts for income taxes in accordance with ASC 740, “Income Taxes.”  ASC 740 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there are no unrecognized tax benefits reported in the Corporation’s financial statements for fiscal years ended June 30, 2011 and 2010.

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s deferred tax asset decreased during fiscal 2011 due to charge-offs of non-performing loans.  The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008, of which the Corporation paid state tax adjustments of $133,000, which include $34,000 in interest and $8,000 in penalties.  There were no state and federal tax adjustments, penalties or interest charges in fiscal 2010.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2006 are subject to examination by state taxing authorities.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.

Bank owned life insurance (“BOLI”)
The Bank purchases BOLI policies on the lives of certain executive officers and is the owner and beneficiary of the policies.  The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs.  The Bank records these BOLI policies within other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with changes recorded in other non-interest income in the Consolidated Statements of Operations.

Cash dividend
A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors, who take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.   Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. See Note 20 of the Notes to Consolidated Financial Statements regarding the subsequent event on cash dividend.

Stock repurchases
The Corporation may repurchase its common stock consistent with Board-approved stock repurchase plans.  As a result of the recent economic downturn, the Corporation suspended activity in its stock repurchase program in order to preserve capital.  See Note 20 of the Notes to Consolidated Financial Statements regarding the subsequent event on the stock repurchase.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

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

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  The adoption of ASC 718 resulted in stock-based compensation expense related to issued and unvested stock option grants.  The stock-based compensation expense, inclusive of restricted stock expense, for fiscal years ended June 30, 2011, 2010 and 2009 was $958,000, $1.0 million and $1.1 million, respectively.  There was no cash provided by operating activities or financing activities, related to excess tax benefits from stock-based payment arrangements.

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

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in other liabilities in the accompanying consolidated financial statements.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2011 and 2010, the accrued liability for post retirement benefits was $261,000 and $244,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

Comprehensive income (loss)
ASC 220, “Comprehensive Income,” requires that realized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains (losses) on available for sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition, such items, along with net income (loss), are components of comprehensive income (loss).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The components of other comprehensive (loss) income and their related tax effects are as follows:

	For the Year Ended June 30,
(In Thousands)	2011	2010	2009
Change in net unrealized (losses) gains on securities available for sale	$ (50)	$ 212	$ 2,654
Reclassification adjustment for net gains realized in income	-	(2,290)	(356)
Net change in unrealized (losses) gains	(50)	(2,078)	2,298
Tax effect	21	873	(965)
Net change in unrealized (losses) gains, net of tax effect	$ (29)	$ (1,205)	$ 1,333

Accounting standard updates (“ASU”)

ASU 2010-20:
In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires additional disclosures that facilitate financial statement users’ evaluation of the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses.  The effective date of this ASU is for interim and annual reporting periods ending on or after December 15, 2010.  The Corporation’s adoption of ASU 2010-20 did not have a material effect on its consolidated financial statements.

ASU 2011-02:
In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This ASU provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011.  The adoption of ASU 2011-02 is not expected to have a material effect on the Corporation's finacial condition or operations.

ASU 2011-04:
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 developed common requirements between U.S. GAAP and IFRSs for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 will be during interim or annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

 ASU 2011-05:
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements.  Early adoption is permitted.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

2. Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2011 and 2010 were as follows:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$ 13,935	$ 474	$ -	$ 14,409	$ 14,409
U.S. government sponsored enterprise MBS	9,960	457	-	10,417	10,417
Private issue CMO (2)	1,396	-	(29)	1,367	1,367
Total investment securities	$ 25,291	$ 931	$ (29)	$ 26,193	$ 26,193

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 3,250	$ 67	$ -	$ 3,317	$ 3,317
U.S. government agency MBS	17,291	424	-	17,715	17,715
U.S. government sponsored enterprise MBS	11,957	499	-	12,456	12,456
Private issue CMO	1,599	-	(84)	1,515	1,515
Total investment securities	$ 34,097	$ 990	$ (84)	$ 35,003	$ 35,003

In fiscal 2011, the Bank received MBS principal payments of $5.5 million, and a $3.3 million investment security was called by the issuer.  In fiscal 2010, the Bank sold $65.5 million of investment securities for a net gain of $2.3 million and received MBS principal payments of $20.6 million.  Additionally, a $2.0 million investment security was called by the issuer.  In fiscal 2009, the Bank sold its common stock investments for a net gain of $356,000, purchased two MBS totaling $8.1 million and received MBS principal payments of $37.8 million.  One MBS of $65,000 matured and no investment securities were called by the issuer.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

As of June 30, 2011 and 2010, the Corporation held investments with an unrealized loss position totaling $29,000 and $84,000, respectively, consisting of the following:

As of June 30, 2011	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$ -	$ -	$ 1,367	$ 29	$ 1,367	$ 29
Total	$ -	$ -	$ 1,367	$ 29	$ 1,367	$ 29

As of June 30, 2010	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$ -	$ -	$ 1,515	$ 84	$ 1,515	$ 84
Total	$ -	$ -	$ 1,515	$ 84	$ 1,515	$ 84

As of June 30, 2011, the unrealized holding losses relate to two adjustable rate private issue CMO which have been in an unrealized loss position for more than 12 months.  The unrealized holding losses are primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of June 30, 2011.  The Corporation intends and has the ability to hold the debt securities until maturity and will not likely be required to sell the debt securities before realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2011 and 2010 were as follows:

(In Thousands)	June 30, 2011		June 30, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale

Due in one year or less	$ -	$ -	$ -	$ -
Due after one through five years	-	-	3,250	3,317
Due after five through ten years	-	-	-	-
Due after ten years	25,291	26,193	30,847	31,686
Total investment securities	$ 25,291	$ 26,193	$ 34,097	$ 35,003

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

3.	Loans Held for Investment:

Loans held for investment consisted of the following:

(In Thousands)	June 30,
	2011	2010

Mortgage loans:
Single-family	$ 494,192	$ 583,126
Multi-family	304,808	343,551
Commercial real estate	103,637	110,310
Construction	-	400
Other	1,530	1,532
Commercial business loans	4,526	6,620
Consumer loans	750	857
Total loans held for investment, gross	909,443	1,046,396

Deferred loan costs, net	2,649	3,365
Allowance for loan losses	(30,482)	(43,501)
Total loans held for investment, net	$ 881,610	$ 1,006,260

Fixed-rate loans comprised 5% of loans held for investment at June 30, 2011, up from 4% at June 30, 2010.  As of June 30, 2011, the Bank had $50.4 million in mortgage loans that are subject to negative amortization, consisting of $31.3 million in multi-family loans, $11.5 million in commercial real estate loans and $7.6 million in single-family loans.  This compares to $60.9 million of negative amortization mortgage loans at June 30, 2010, consisting of $38.4 million in multi-family loans, $12.9 million in commercial real estate loans and $9.6 million in single-family loans.  The amount of negative amortization included in loan balances decreased to $353,000 at June 30, 2011 from $525,000 at June 30, 2010.  During fiscal 2011, approximately $43,000, or 0.07%, of loan interest income was added to the negative amortization loan balance, down from $88,000, or 0.13% in fiscal 2010.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of June 30, 2011 and 2010, the interest-only ARM loans were $247.8 million and $317.6 million, or 27.2% and 30.3% of loans held for investment, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables summarize the Corporation’s allowance for loan losses at June 30, 2011 and 2010:

	As of June 30,
	2011	2010

General loan loss allowance:
Mortgage loans:
Single-family	$ 11,561	$ 20,403
Multi-family	2,810	3,292
Commercial real estate	1,796	1,628
Other	5	88
Commercial business loans	178	245
Consumer loans	16	20
Total general loan loss allowance	16,366	25,676

Specific loan loss allowance:
Mortgage loans:
Single-family	12,654	15,305
Multi-family	581	1,665
Commercial real estate	231	436
Construction	-	50
Other	321	-
Commercial business loans	329	369
Total specific loan loss allowance	14,116	17,825
Total loan loss allowance	$ 30,482	$ 43,501

The following table sets forth information at June 30, 2011 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Adjustable rate loans having no stated repricing dates but reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 415,277	$ 69,143	$ 4,191	$ 71	$ 5,510	$ 494,192
Multi-family	193,895	64,109	8,406	23,160	15,238	304,808
Commercial real estate	67,410	10,923	2,053	1,877	21,374	103,637
Other	1,292	-	-	-	238	1,530
Commercial business loans	2,194	-	-	-	2,332	4,526
Consumer loans	699	-	-	-	51	750
Total loans held for investment, gross	$ 680,767	$ 144,175	$ 14,650	$ 25,108	$ 44,743	$ 909,443

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Non-performing loans, which includes non-performing restructured loans, were $37.1 million and $58.8 million at June 30, 2011 and 2010, respectively.  The effect of the non-performing loans on interest income for the years ended June 30, 2011, 2010 and 2009 is presented below:

(In Thousands)	Year Ended June 30,
	2011	2010	2009

Contractual interest due	$ 3,605	$ 8,907	$ 7,104
Interest recognized	(2,313)	(5,103)	(2,547)
Net interest foregone	$ 1,292	$ 3,804	$ 4,557

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of specific valuation allowances for loan losses, at June 30, 2011 and 2010:

(In Thousands)	June 30, 2011
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 42,958	$ (12,655)	$ 30,303
Without a related allowance	1,535	-	1,535
Total single-family loans	44,493	(12,655)	31,838
Multi-family:
With a related allowance	2,534	(581)	1,953
Total multi-family loans	2,534	(581)	1,953

Commercial real estate:
With a related allowance	2,451	(231)	2,220
Total commercial real estate loans	2,451	(231)	2,220

Other:
With a related allowance	1,292	(320)	972
Total other loans	1,292	(320)	972

Commercial business loans:
With a related allowance	331	(329)	2
Without a related allowance	141	-	141
Total commercial business loans	472	(329)	143
Total non-performing loans	$ 51,242	$ (14,116)	$ 37,126

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

(In Thousands)	June 30, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 61,141	$ (15,305)	$ 45,836
Without a related allowance	3,815	-	3,815
Total single-family loans	64,956	(15,305)	49,651
Multi-family:
With a related allowance	7,196	(1,665)	5,531
Without a related allowance	955	-	955
Total multi-family loans	8,151	(1,665)	6,486

Commercial real estate:
With a related allowance	1,501	(436)	1,065
Without a related allowance	663	-	663
Total commercial real estate loans	2,164	(436)	1,728

Construction:
With a related allowance	400	(50)	350
Total construction loans	400	(50)	350

Commercial business loans:
With a related allowance	793	(369)	424
Without a related allowance	143	-	143
Total commercial business loans	936	(369)	567

Consumer loans:
Without a related allowance	1	-	1
Total consumer loans	1	-	1
Total non-performing loans	$ 76,608	$ (17,825)	$ 58,783

At June 30, 2011 and 2010, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

During the fiscal years ended June 30, 2011, 2010 and 2009, the Corporation’s average investment in non-performing loans was $50.2 million, $78.0 million and $52.0 million, respectively.  Interest income of $6.8 million, $6.8 million and $6.4 million was recognized, based on cash receipts, on non-performing loans during the years ended June 30, 2011, 2010 and 2009, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following summarizes the components of the net change in the allowance for loan losses:

(In Thousands)	Year Ended June 30,
	2011	2010	2009

Balance, beginning of year	$ 43,501	$ 45,445	$ 19,898
Provision for loan losses	5,465	21,843	48,672
Recoveries	27	717	276
Charge-offs	(18,511)	(24,504)	(23,401)
Balance, end of year	$ 30,482	$ 43,501	$ 45,445

During the fiscal year ended June 30, 2011, 43 loans for $20.7 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in the Corporation’s asset quality reports as restructured loans.  This compares to 111 loans for $53.8 million that were modified in the fiscal year ended June 30, 2010.  During the fiscal year ended June 30, 2011, three restructured loans with a total loan balance of $1.2 million were in default within a 12-month period subsequent to their original restructuring and required an additional provision for loan losses of $316,000.  This compares to 14 restructured loans with a total loan balance of $6.1 million that were in default within a 12-month period subsequent to their original restructuring and required an additional provision for loan losses of $769,000 in the fiscal year ended June 30, 2010.  As of June 30, 2011, the outstanding balance of restructured loans was $39.2 million, comprised of 93 loans.  These restructured loans are classified as follows: 34 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($15.3 million); five loans are classified as special mention and remain on accrual status ($4.6 million); 53 loans are classified pursuant to federal regulatory guidelines as substandard ($19.3 million total, with 51 of the 53 loans or $18.4 million on non-accrual status); and one loan is classified as loss and fully reserved.  As of June 30, 2011, 79 percent, or $31.0 million of the restructured loans have a current payment status.

The following table summarizes the restructured loans by loan types and non-accrual versus accrual status:

	As of June 30,
(In Thousands)	2011	2010
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$ 15,133	$ 19,522
Multi-family	490	2,541
Commercial real estate	1,660	1,003
Other	972	-
Commercial business loans	143	567
Total	18,398	23,633

Restructured loans on accrual status:
Mortgage loans:
Single-family	15,589	33,212
Multi-family	3,665	-
Commercial real estate	1,142	1,832
Other	237	1,292
Commercial business loans	125	-
Total	20,758	36,336
Total restructured loans	$ 39,156	$ 59,969

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables show the restructured loans by type, net of specific valuation allowances for loan losses, at June 30, 2011 and 2010:

(In Thousands)	June 30, 2011
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 19,092	$ (3,959)	$ 15,133
Without a related allowance	15,589	-	15,589
Total single-family loans	34,681	(3,959)	30,722

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,665	-	3,665
Total multi-family loans	4,182	(27)	4,155

Commercial real estate:
With a related allowance	1,837	(177)	1,660
Without a related allowance	1,142	-	1,142
Total commercial real estate loans	2,979	(177)	2,802

Other:
With a related allowance	1,293	(321)	972
Without a related allowance	237	-	237
Total other loans	1,530	(321)	1,209

Commercial business loans:
With a related allowance	53	(51)	2
Without a related allowance	266	-	266
Total commercial business loans	319	(51)	268
Total restructured loans	$ 43,691	$ (4,535)	$ 39,156

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

(In Thousands)	June 30, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 24,667	$ (5,145)	$ 19,522
Without a related allowance	33,212	-	33,212
Total single-family loans	57,879	(5,145)	52,734

Multi-family:
With a related allowance	3,678	(1,137)	2,541
Total multi-family loans	3,678	(1,137)	2,541

Commercial real estate:
With a related allowance	491	(151)	340
Without a related allowance	2,495	-	2,495
Total commercial real estate loans	2,986	(151)	2,835

Other:
Without a related allowance	1,292	-	1,292
Total other loans	1,292	-	1,292

Commercial business loans:
With a related allowance	793	(369)	424
Without a related allowance	143	-	143
Total commercial business loans	936	(369)	567
Total restructured loans	$ 66,771	$ (6,802)	$ 59,969

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers.  The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2011	2010	2009

Balance, beginning of year	$ 2,341	$ 2,300	$ 2,397
Originations	2,742	1,307	2,188
Sales and payments	(3,047)	(1,266)	(2,285)
Balance, end of year	$ 2,036	$ 2,341	$ 2,300

As of June 30, 2011, all of the related-party loans were performing in accordance with their original contract.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

4.	Mortgage Loan Servicing and Loans Originated for Sale:

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

(In Thousands)	As of June 30,
	2011	2010	2009

Loans serviced for Freddie Mac	$ 3,269	$ 3,745	$ 3,436
Loans serviced for Fannie Mae	16,791	18,032	18,839
Loans serviced for FHLB – San Francisco	87,022	110,513	130,714
Loans serviced for other institutional investors	2,269	2,457	3,036
Total loans serviced for others	$ 109,351	$ 134,747	$ 156,025

Mortgage servicing assets (“MSA”) are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s consolidated statements of operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2011 and 2010, the Corporation held borrowers’ escrow balances related to loans serviced for others of $330,000 and $351,000, respectively.

In estimating fair values at June 30, 2011 and 2010, the Bank used a weighted-average constant prepayment rate (“CPR”) of 19.10% and 25.59%, respectively, and a weighted-average discount rate of 9.02% at both dates.  Servicing assets, which are included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $354,000 and a fair value of $589,000 at June 30, 2011.  Servicing assets at June 30, 2010 had a carrying value of $377,000 and a fair value of $725,000.  An allowance may be recorded to adjust the carrying value of each category of servicing assets to the lower of cost or market.  As of June 30, 2011, a total allowance of $76,000 was required for three categories of servicing assets, compared to a total allowance of $82,000 from three categories of servicing assets as of June 30, 2010.  Total additions to loan servicing assets during the fiscal years ended June 30, 2011, 2010 and 2009 were $16,000, $18,000 and $2,000, respectively.  Total amortization of the loan servicing assets during the fiscal years ended June 30, 2011, 2010 and 2009 were $45,000, $81,000 and $153,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis as described in Note 1 under PBM activities.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Corporation’s MSA for fiscal years ended June 30, 2011 and 2010.

	Year Ended June 30,
(Dollars In Thousands)	2011	2010
MSA balance, beginning of fiscal year	$ 459	$ 522
Additions	16	18
Amortization	(45)	(81)
MSA balance, end of fiscal year, before allowance	430	459
Allowance	(76)	(82)
MSA balance, end of fiscal year	$ 354	$ 377

Fair value, beginning of fiscal year	$ 725	$ 901
Fair value, end of fiscal year	$ 589	$ 725

Allowance, beginning of fiscal year	$ 82	$ 72
(Recovery) provision	(6)	10
Allowance, end of fiscal year	$ 76	$ 82

Key Assumptions:
Weighted-average discount rate	9.02%	9.02%
Weighted-average prepayment speed	19.10%	25.59%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2012	$ 124
2013	84
2014	62
2015	44
2016	31
Thereafter	85
Total estimated amortization expense	$ 430

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key assumptions used in the valuation of the MSA as of June 30, 2011 and 2010.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2011	2010
MSA net carrying value	$ 354	$ 377

CPR assumption (weighted-average)	19.10%	25.59%
Impact on fair value of 10% adverse change in prepayment speed	$ (19)	$ (24)
Impact on fair value of 20% adverse change in prepayment speed	$ (37)	$ (46)

Discount rate assumption (weighted-average)	9.02%	9.02%
Impact on fair value of 10% adverse change in discount rate	$ (20)	$ (24)
Impact on fair value of 20% adverse change in discount rate	$ (39)	$ (47)

The Corporation also has interest-only strips with a fair value of $200,000, comprised of gross unrealized gains of $197,000 and an unamortized cost of $3,000 at June 30, 2011.   This compares to interest-only strips at June 30, 2010 with a fair value of $247,000, comprised of gross unrealized gains of $243,000 and an unamortized cost of $4,000.  There were no additions to interest-only strips during fiscal 2011, 2010 or 2009.  Total amortization of the interest-only strips during the fiscal years ended June 30, 2011, 2010 and 2009 were $1,000, $48,000 and $81,000, respectively.

Loans sold consisted of the following:

(In Thousands)	Year Ended June 30,
	2011	2010	2009

Loans sold:
Servicing – released	$ 2,115,845	$ 1,778,684	$ 1,204,492
Servicing – retained	1,999	2,541	193
Total loans sold	$ 2,117,844	$ 1,781,225	$ 1,204,685

During the years ended June 30, 2011, 2010 and 2009, the Corporation sold 45%, 65% and 33%, respectively, of its loans originated for sale to a single private investor, other than Freddie Mac, Fannie Mae or FHLB – San Francisco.  If the Corporation is unable to sell loans to its primary investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Loans held for sale, at fair value, consisted of the following:

(In Thousands)	June 30,
	2011	2010

Fixed rate	$ 182,103	$ 166,529
Adjustable rate	9,575	3,726
Total loans held for sale, at fair value	$ 191,678	$ 170,255

5.	Real Estate Owned:

Real estate owned consisted of the following:

(In Thousands)	June 30,
	2011	2010

Real estate owned	$ 9,573	$ 16,078
Allowance for estimated real estate owned losses	(1,244)	(1,411)
Total real estate owned, net	$ 8,329	$ 14,667

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2011, real estate owned was comprised of 54 properties, primarily single-family residences located in Southern California.  This compares to 77 real estate owned properties at June 30, 2010, primarily single-family residences located in Southern California.

During fiscal 2011, the Bank acquired 113 real estate owned properties in the settlement of loans and sold 136 properties for a net gain of $185,000.  In fiscal 2010, the Bank acquired 152 real estate owned properties in the settlement of loans and sold 155 properties for a net gain of $2.7 million.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the fiscal years ended June 30, 2011, 2010 and 2009 consisted of the following:

(In Thousands)	Year Ended June 30,
	2011	2010	2009

Net gains (losses) on sale	$ 185	$ 2,692	$ (128)
Net operating expenses	(1,702)	(2,072)	(2,051)
Recovery (provision) for estimated losses	166	(604)	(290)
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	$ (1,351)	$ 16	$ (2,469)

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

6.	Premises and Equipment:

Premises and equipment consisted of the following:

(In Thousands)	June 30,
	2011	2010

Land	$ 2,501	$ 3,051
Buildings	7,197	8,245
Leasehold improvements	2,354	2,026
Furniture and equipment	4,823	6,818
Automobiles	124	105
	16,999	20,245
Less accumulated depreciation and amortization	(12,194)	(14,404)
Total premises and equipment, net	$ 4,805	$ 5,841

Depreciation and amortization expense for the years ended June 30, 2011, 2010 and 2009 amounted to $806,000, $902,000 and $962,000, respectively.

7.	Deposits:

(Dollars in Thousands)	June 30, 2011		June 30, 2010
	Interest Rate	Amount	Interest Rate	Amount

Checking deposits – non interest-bearing	-	$ 45,437	-	$ 52,230
Checking deposits – interest-bearing (1)	0% - 0.50%	185,229	0% - 1.34%	176,664
Savings deposits (1)	0% - 1.73%	208,799	0% - 1.98%	204,402
Money market deposits (1)	0% - 2.00%	32,838	0% - 2.00%	24,731
Time deposits (1)
Under $100	0.00% - 4.88%	239,232	0.00% - 5.00%	246,142
$100 and over (2)	0.50% - 4.88%	234,232	0.85% - 4.88%	228,764
Total deposits		$ 945,767		$ 932,933
Weighted-average interest rate on deposits		1.00%		1.27%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)	Includes brokered deposits of $12.2 million and $19.6 million at June 30, 2011 and 2010, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:

(In Thousands)	June 30,
	2011	2010

One year or less	$ 284,514	$ 308,534
Over one to two years	105,034	77,067
Over two to three years	38,072	17,358
Over three to four years	32,412	36,172
Over four to five years	11,812	32,681
Over five years	1,620	3,094
Total time deposits	$ 473,464	$ 474,906

Interest expense on deposits is summarized as follows:

(In Thousands)	Year Ended June 30,
	2011	2010	2009

Checking deposits – interest-bearing	$ 807	$ 1,109	$ 806
Savings deposits	1,142	1,891	2,096
Money market deposits	212	287	417
Time deposits	8,099	12,213	20,132
Total interest expense on deposits	$ 10,260	$ 15,500	$ 23,451

The Corporation is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2011 and 2010 were sufficient to cover the reserve requirements.

8.	Borrowings:

Advances from the FHLB – San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2011 and 2010 of $923.1 million and $983.2 million, respectively.  In addition, the Bank pledged investment securities totaling $1.4 million at June 30, 2011 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $15.9 million at June 30, 2010.  At June 30, 2011, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Thrift Financial Report, was approximately $468.6 million as compared to $491.9 million at June 30, 2010 which was also limited to 35% of total assets reported on the Bank’s quarterly Thrift Financial Report.  As of June 30, 2011 and 2010, the remaining/available borrowing facility was $245.9 million and $166.1 million, respectively, and the remaining/available collateral was $372.9 million and $321.2 million, respectively.  As of June 30, 2011 and 2010, the Bank has also secured a $23.1 million and $17.4 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $24.3 million and $18.3 million, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Borrowings consisted of the following:

(In Thousands)	June 30,
	2011	2010

FHLB – San Francisco advances	$ 206,598	$ 296,647
SBC FHLB – San Francisco advances	-	13,000
Total borrowings	$ 206,598	$ 309,647

In addition to the total borrowings described above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2011 and 2010 were the same at $13.0 million; and the outstanding MPF credit enhancement at these dates was $3.1 million and $3.1 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held the required stock investment of $14.0 million and excess stock investment of $13.0 million at June 30, 2011, as compared to the required investment of $20.0 million and excess investment of $11.7 million at June 30, 2010.

In fiscal 2011 and 2010, the FHLB – San Francisco only redeemed $4.8 million and $1.2 million of excess capital stock, consistent with its stated desire to strengthen its capital ratios.  In fiscal 2011 and 2010, the FHLB – San Francisco distributed $110,000 and $112,000 of cash dividends, respectively; while $324,000 of stock dividends were distributed in fiscal 2009.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2011	2010	2009

Balance outstanding at the end of year:
FHLB – San Francisco advances	$ 206,598	$ 309,647	$ 456,692
Correspondent bank advances	$ -	$ -	$ -

Weighted-average rate at the end of year:
FHLB – San Francisco advances	3.77%	4.13%	3.89%
Correspondent bank advances	- %	- %	- %

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 309,643	$ 456,688	$ 548,899
Correspondent bank advances	$ -	$ -	$ -

Average short-term borrowings during the year with respect to (1):
FHLB – San Francisco advances	$ 110,833	$ 103,833	$ 136,467
Correspondent bank advances	$ -	$ -	$ 102

Weighted-average short-term borrowing rate during the year with respect to (1):
FHLB – San Francisco advances	4.32%	4.23%	3.00%
Correspondent bank advances	- %	- %	2.22%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings are as follows:

(Dollars in Thousands)	June 30,
	2011	2010

Within one year	$ 90,000	$ 133,000
Over one to two years	20,000	90,000
Over two to three years	65,000	20,000
Over three to four years	-	65,000
Over four to five years	-	-
Over five years	31,598	1,647
Total borrowings	$ 206,598	$ 309,647
Weighted average interest rate	3.77%	4.13%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

9.	Income Taxes:

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

(In Thousands)	Year Ended June 30,
	2011	2010	2009

Current:
Federal	$ 4,484	$ (1,601)	$ 2,632
State	1,643	(155)	917
	6,127	(1,756)	3,549
Deferred:
Federal	2,911	2,189	(7,940)
State	1,011	307	(2,845)
	3,922	2,496	(10,785)
Provision (benefit) for income taxes	$ 10,049	$ 740	$ (7,236)

There were no deferred tax benefits from non-qualified equity compensation in fiscal 2011, 2010 or 2009.

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income (loss) before income taxes as a result of the following differences:
	Year Ended June 30,
	2011		2010		2009
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax (benefit) at statutory rate	$ 8,144	35.0%	$ 649	35.0%	$ (5,136)	(35.0)%
State income tax (benefit)	1,638	7.0	111	6.0	(1,254)	(8.5)
Changes in taxes resulting from:
Bank-owned life insurance	(70)	(0.3)	(70)	(3.8)	(43)	(0.3)
Non-deductible expenses	31	0.1	25	1.4	26	0.2
Non-deductible stock-based compensation	172	0.8	26	1.4	(829)	(5.7)
Other	134	0.6	(1)	(0.1)	-	-
Effective income tax (benefit)	$ 10,049	43.2%	$ 740	39.9%	$ (7,236)	(49.3)%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Deferred tax assets by jurisdiction were as follows:

(In Thousands)	June 30,
	2011	2010

Deferred taxes – federal	$ 6,812	$ 9,704
Deferred taxes – state	3,109	4,118
Total net deferred tax assets	$ 9,921	$ 13,822

Net deferred tax assets were comprised of the following:

(In Thousands)	June 30,
	2011	2010

Loss reserves	$ 15,194	$ 20,549
Non accrued interest	248	430
Deferred compensation	3,282	2,788
Accrued vacation	226	209
Unrealized loss on financial instruments at fair value	-	222
Depreciation	-	112
State taxes	27	-
Other	17	-
Total deferred tax assets	18,994	24,310

FHLB – San Francisco stock dividends	(3,655)	(4,307)
Unrealized gain on derivative financial instruments, at fair value	(603)	-
Unrealized gain on loans held for sale, at fair value	(2,844)	(3,342)
Unrealized gain on investment securities	(379)	(381)
Unrealized gain on interest-only strips	(83)	(102)
Deferred loan costs	(1,434)	(1,771)
Depreciation	(75)	-
State taxes	-	(585)
Total deferred tax liabilities	(9,073)	(10,488)
Net deferred tax assets	$ 9,921	$ 13,822

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition.  The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income.  This criteria takes into account the actual earnings and the estimates of profitability.  The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years.  At June 30, 2011, the Corporation had no federal and $4.1 million in state net tax loss carryforwards.  Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2011 and 2010 and management believes it is more likely than not the Corporation will realize the deferred tax asset.

Retained earnings at June 30, 2011 included approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million had not been provided.  If the amounts that qualify as

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate.  If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

10.	Capital:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  During the fourth quarter of fiscal 2010, the Bank, in consultation with the Office of Thrift Supervision (“OTS”), the predecessor to the Office of the Comptroller of the Currency (“OCC”), the Bank’s primarily federal regulator as of July 21, 2011, increased the risk weightings of certain single-family residential mortgage loans that were underwritten to stated income or interest only loan programs.  However, in June 2011, the OTS rescinded the Corporation’s and the Bank’s “troubled condition” designations and removed the heightened regulatory requirements and operating restrictions imposed in June 2010, no longer requiring the increased risk weightings.

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined).  Management believes, as of June 30, 2011 and 2010, that the Bank met all its capital adequacy requirements.

As of June 30, 2011 and 2010, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum Total Risk-Based Capital (to risk-weighted assets), Core Capital (to adjusted tangible assets) and Tier 1 Risk-Based Capital (to risk-weighted assets) as set forth in the following table.  Management is not aware of any conditions or events since the notification that have changed the Bank’s category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.  In fiscal 2011, 2010 and 2009, the Bank did not declare cash dividends to its parent, the Corporation.  The Corporation raised $11.9 million of capital in December 2009 through a follow-on public stock offering, issuing 5.18 million shares of common stock at $2.50 per share.

Federal regulations require that institutions with investments in subsidiaries conducting real estate investment and joint venture activities maintain sufficient capital over the minimum regulatory requirements.  The Bank maintains capital in excess of the minimum requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios as of June 30, 2011 and 2010 were as follows:
(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011
Total Risk-Based Capital	$ 145,752	17.56%	$ 66,406	> 8.0%	$ 83,008	> 10.0%
Core Capital	$ 138,353	10.53%	$ 52,555	> 4.0%	$ 65,694	> 5.0%
Tier 1 Risk-Based Capital	$ 135,302	16.30%	N/A	N/A	$ 49,805	> 6.0%
Tangible Capital	$ 138,353	10.53%	$ 19,708	> 1.5%	N/A	N/A

As of June 30, 2010
Total Risk-Based Capital	$ 133,190	13.17%	$ 80,897	> 8.0%	$ 101,121	> 10.0%
Core Capital	$ 123,414	8.82%	$ 55,949	> 4.0%	$ 69,936	> 5.0%
Tier 1 Risk-Based Capital	$ 120,389	11.91%	N/A	N/A	$ 60,673	> 6.0%
Tangible Capital	$ 123,414	8.82%	$ 20,981	> 1.5%	N/A	N/A

11.	Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $451,000, $378,000 and $304,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2011 and 2010, the accrued liability of the post-retirement compensation agreements was $3.6 million and $3.3 million, respectively; costs are being accrued and expensed annually.  For fiscal 2011 and 2010, the accrued expense for these liabilities was $235,000 and $616,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2011 and 2010, the total outstanding cash surrender value of the BOLI was $6.2 million and $6.0 million, respectively.  For fiscal 2011 and 2010, the total non-taxable income from the BOLI was $242,000 and $240,000, respectively.

Employee Stock Ownership Plan

An ESOP was established on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.  The ESOP borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the conversion.  The loan was paid off as of March 31, 2011 and all of the shares have been allocated to the eligible participants.  Shares purchased with the loan proceeds were held in an unearned ESOP account and released on a pro- rata basis based on the distribution schedule and repayment of the ESOP loan.  The loan was principally repaid from the Corporation’s

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

contributions to the ESOP over a period of 15 years.  Contributions to the ESOP and share releases from the unearned ESOP account were allocated among participants on the basis of compensation, as described in the plan, in the year of allocation.  Benefits generally become 100% vested after six years of credited service.  Vesting accelerates upon retirement, death or disability of the participant or in the event of a change in control of the Corporation.  Forfeitures are reallocated among remaining participating employees in the same proportion as contributions.  Benefits are payable upon death, retirement, early retirement, disability or separation from service.  Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

In addition to the scheduled ESOP loan payments, from September 2002 through December 2007, the ESOP paid additional principal amounts funded by the cash dividends received on the unallocated ESOP shares.  The Corporation did not intend to accelerate the ESOP share allocations triggered by the additional ESOP loan principal payments funded by the cash dividends from unallocated ESOP shares but did so as a result of an ambiguity in the ESOP Plan document.  On April 22, 2008, the Bank submitted a self-correction application to the Internal Revenue Service (“IRS”) as a result of the ambiguity in the ESOP Plan regarding the ESOP’s repayment of the ESOP loan.  On March 27, 2009, the IRS approved a Voluntary Program Compliance Statement (“ESOP Self Correction”), which was subsequently ratified by the Board of Directors of the Bank on April 30, 2009.  On June 19, 2009, the Bank executed the ESOP Self Correction, which allowed the Bank to restore the ESOP loan by reversing the accelerated repayment of the loan and restoring the corresponding allocated shares to unallocated shares.  The shares were recovered to unallocated status consistent with the increase to the ESOP loan.  The Corporation reimbursed $933,000 to the ESOP for the unallocated cash dividends from the reversed loan prepayments plus $54,000 of accumulated interest.  The total compensation expense recovery from the ESOP Self Correction was $2.6 million recorded in fiscal 2009.

The net expense (recovery) related to the ESOP for the years ended June 30, 2011, 2010 and 2009 was $304,000, $323,000 and $(2.4) million, respectively.  At June 30, 2011 and 2010, the outstanding balance on the loan was $0 and $332,000, respectively.  At June 30, 2011 and 2010, the unearned ESOP account of $0 and $203,000, respectively, was reported as a reduction to stockholders’ equity.

The table below reflects ESOP activity for the year indicated (in number of shares):

	June 30,
	2011	2010	2009
Unallocated shares at beginning of year	45,650	106,517	22,873
ESOP Self Correction	-	-	144,511
Allocated shares	(45,650)	(60,867)	(60,867)
Unallocated shares at end of year	-	45,650	106,517

The fair value of unallocated ESOP shares was $0, $219,000 and $590,000 at June 30, 2011, 2010 and 2009, respectively.

12.	Incentive Plans:

As of June 30, 2011, the Corporation had four share-based compensation plans, which are described below.  These plans include the 2010 Equity Incentive Plan, the 2006 Equity Incentive Plan, the 2003 Stock Option Plan and the 1996 Stock Option Plan.  The 1997 Management Recognition Plan was fully distributed in July 2007 and is no longer an active incentive plan.  The compensation cost that has been charged against income for these plans was $958,000, $1.0 million and $1.1 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.  There was no income tax benefit recognized in the Consolidated Statements of Operations for share-based

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

compensation plans for fiscal years ended June 30, 2011, 2010 or 2009.

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2010 Equity Incentive Plan (“2010 Plan”) and the 2006 Equity Incentive Plan (“2006 Plan”) for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

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

The fair value of each option grant under the Plans is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table.  The expected volatility is based on implied volatility from the Corporation’s historical common stock closing prices for the prior 84 months.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock options on the particular grant date.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Expected volatility range	55.4%	- %	35.0%
Weighted-average volatility	55.4%	- %	35.0%
Expected dividend yield	1.6%	- %	2.8%
Expected term (in years)	7.1	-	7.0
Risk-free interest rate	2.3%	- %	3.5%

A total of 412,000 options were granted in fiscal 2011 with a 50% vesting after two years and 50% vesting after four years.  The weighted-average fair value of options granted as of the grant date was $3.64 per option, while no options were forfeited or exercised.  There was no activity in fiscal 2010, except the forfeiture of 300 stock options.  A total of 182,000 options were granted in fiscal 2009 with a three-year cliff vesting schedule and the weighted-average fair value of options granted as of the grant date was $2.14 per option, while 2,200 options were forfeited and no options were exercised.  As of June 30, 2011 and 2010, there were 596,450 and 10,200 options, respectively, available for future grants under the Plans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a summary of stock option activity during the fiscal years ended June 30, 2011, 2010 and 2009 are presented below:

Equity Incentive Plan – Stock Options	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	175,300	$ 28.31
Granted	182,000	$ 7.03
Exercised	-	$ -
Forfeited	(2,200)	$ 18.64
Outstanding at June 30, 2009	355,100	$ 17.46	8.37	$ -
Vested and expected to vest at June 30, 2009	283,780	$ 18.13	8.33	$ -
Exercisable at June 30, 2009	69,820	$ 28.31	7.61	$ -

Outstanding at July 1, 2009	355,100	$ 17.46
Granted	-	$ -
Exercised	-	$ -
Forfeited	(300)	$ 28.31
Outstanding at June 30, 2010	354,800	$ 17.45	7.38	$ -
Vested and expected to vest at June 30, 2010	292,170	$ 18.42	7.31	$ -
Exercisable at June 30, 2010	104,280	$ 28.31	6.61	$ -

Outstanding at July 1, 2010	354,800	$ 17.45
Granted	412,000	$ 7.43
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2011	766,800	$ 12.07	8.31	$ 321
Vested and expected to vest at June 30, 2011	370,610	$ 16.59	6.98	$ 173
Exercisable at June 30, 2011	139,040	$ 28.31	5.61	$ -

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2011, 2010 and 2009 was $3.64, $0 and $2.14 per share, respectively.  As of June 30, 2011 and 2010, there was $1.6 million and $588,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.4 years and 1.4 years, respectively.  The forfeiture rate during fiscal 2011 and 2010 was 25 percent, calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In fiscal 2011, a total of 146,000 shares of restricted stock were awarded with a 50% vesting after two years and

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

50% vesting after four years.  No shares were forfeited and 12,000 shares were vested and distributed.  In fiscal 2010, no restricted stock was awarded or forfeited while 12,000 shares were vested and distributed.  In fiscal 2009, a total of 100,300 shares of restricted stock were awarded with a three-year cliff vesting schedule, 1,400 shares were forfeited and 12,000 shares were vested and distributed.  As of June 30, 2011 and 2010, there were 314,100 shares and 25,350 shares of restricted stock, respectively, available for future awards.

A summary of the Corporation’s restricted stock activity during the fiscal years ended June 30, 2011, 2010 and 2009 are presented below:

Equity Incentive Plan - Restricted Stock	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2008	49,400	$ 25.81
Awarded	100,300	$ 6.46
Vested and distributed	(12,000)	$ 25.93
Forfeited	(1,400)	$ 15.04
Unvested at June 30, 2009	136,300	$ 11.67
Expected to vest at June 30, 2009	102,225	$ 11.67

Unvested at July 1, 2009	136,300	$ 11.67
Awarded	-	$ -
Vested and distributed	(12,000)	$ 25.93
Forfeited	-	$ -
Unvested at June 30, 2010	124,300	$ 10.29
Expected to vest at June 30, 2010	93,225	$ 10.29

Unvested at July 1, 2010	124,300	$ 10.29
Awarded	146,000	$ 7.07
Vested and distributed	(12,000)	$ 25.93
Forfeited	-	$ -
Unvested at June 30, 2011	258,300	$ 7.75
Expected to vest at June 30, 2011	193,725	$ 7.75

As of June 30, 2011 and 2010, the unrecognized compensation expense under the Plans was $1.4 million and $877,000, respectively.  The expense is expected to be recognized over a weighted-average period of 3.0 years and 1.4 years, respectively.  Similar to options, the forfeiture rate for the restricted stock compensation expense calculations for each of fiscal 2011 and 2010 was 25 percent.  The fair value of shares vested and distributed during the fiscal years ended June 30, 2011, 2010 and 2009 was $83,000, $38,000 and $52,000, respectively.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

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

In fiscal 2011, 2010 and 2009, there was no activity under the Stock Option Plan, except 67,500 stock options that expired in fiscal 2011.  As of June 30, 2011 and 2010, the number of options available for future grants under the Stock Option Plans were 14,900 options and 14,900 options, respectively.

The following is a summary of stock option activity under the Stock Option Plans:

Stock Option Plans	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	550,400	$ 20.52	4.61	$ -
Vested and expected to vest at June 30, 2009	528,575	$ 20.33	4.49	$ -
Exercisable at June 30, 2009	463,100	$ 19.66	4.08	$ -

Outstanding at July 1, 2009	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2010	550,400	$ 20.52	3.61	$ -
Vested and expected to vest at June 30, 2010	536,050	$ 20.41	3.53	$ -
Exercisable at June 30, 2010	493,000	$ 20.03	3.26	$ -

Outstanding at July 1, 2010	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Expired	(67,500)	$ 8.28
Outstanding at June 30, 2011	482,900	$ 22.23	3.06	$ -
Vested and expected to vest at June 30, 2011	474,700	$ 22.20	3.02	$ -
Exercisable at June 30, 2011	450,100	$ 22.11	2.87	$ -

As of June 30, 2011 and 2010, there was $87,200 and $239,000 of unrecognized compensation expense, respectively, related to non-vested share-based compensation arrangements granted under the Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 0.7 years and 1.5 years, respectively.  The forfeiture rate during each of fiscal 2011 and 2010 was 25 percent, which was calculated based on the historical experience of all fully vested stock option grants and is reviewed annually.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

13.	Earnings Per Share:

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the fiscal year.  Diluted EPS reflects the potential dilution that could occur if securities, restricted stock or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation.  There were 1.2 million stock options, 905,200 stock options and 905,500 stock options outstanding as of June 30, 2011, 2010 and 2009, respectively.  As of June 30, 2011, 2010 and 2009, there were 656,700 stock options, 905,200 stock options and 905,500 stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive with the strike price exceeding the market price.  As of June 30, 2011, 2010 and 2009, there was restricted stock of 12,800 shares, 124,300 shares and 136,300 shares, respectively, also excluded from the diluted EPS computation as their effect was anti-dilutive.

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 13,220	11,389,106	$ 1.16
Effect of dilutive shares:
Stock options		554
Restricted stock		25,881
Diluted EPS	$ 13,220	11,415,541	$ 1.16

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 1,115	8,920,775	$ 0.13
Effect of dilutive shares:
Stock options		-
Restricted stock		-
Diluted EPS	$ 1,115	8,920,775	$ 0.13

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2009
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ (7,439)	6,201,978	$ (1.20)
Effect of dilutive shares:
Stock options		-
Restricted stock		-
Diluted EPS	$ (7,439)	6,201,978	$ (1.20)

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

14.	Commitments and Contingencies:

The Corporation is involved in various legal matters associated with its normal operations.  In the opinion of management, these matters will be resolved without material effect on the Corporation’s financial position, results of operations or cash flows.

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:
Amount
Year Ending June 30,	(In Thousands)

2012	$ 1,367
2013	1,022
2014	523
2015	334
2016	314
Thereafter	860
Total minimum payments required	$ 4,420

Lease expense under operating leases was approximately $1.4 million, $1.2 million and $966,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breeched representation or warranty, the Bank may be required to reimburse the third party.  As of June 30, 2011, the Bank maintained a recourse liability related to these representations and warranties of $4.1 million, which consisted of $2.9 million in non-contingent recourse liability and $1.2 million in contingent recourse liability.  This compares to a recourse liability of $6.2 million at June 30, 2010, comprised of $4.5 million in non-contingent recourse liability and $1.7 million in contingent recourse liability.  In addition, the Bank maintained a recourse liability of $96,000 and $122,000 at June 30, 2011 and 2010, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

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

	June 30,
Commitments	2011	2010
(In Thousands)
Undisbursed lines of credit – Mortgage loans	$ 1,028	$ 1,504
Undisbursed lines of credit – Commercial business loans	2,867	3,603
Undisbursed lines of credit – Consumer loans	956	1,698
Commitments to extend credit on loans held for investment	200	350
Total	$ 5,051	$ 7,155

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement.  These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee.  Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis prior to issuing a commitment.  At June 30, 2011 and 2010, interest rates on commitments to extend credit ranged from 3.38% to 5.75% and 3.75% to 5.88%, respectively.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

In addition to the instruments described above, the Corporation may also purchase over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit), which mitigates the interest rate risk inherent in commitments to extend credit.  In addition to put option contracts, the Corporation may purchase call option contracts to adjust its risk positions.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments.  The Corporation’s exposure to loss on these financial instruments is limited to the premiums paid for the put and call option contracts.  Put and call options are adjusted to market in accordance with ASC 815, “Derivatives and Hedging,” as amended.

In accordance with ASC 815 and interpretations of the FASB’s Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, To Be Announced (“TBA”) MBS trades and put option contracts are recorded at fair value on the consolidated statements of financial condition, and are included in prepaid expenses and other assets (if the net result is a gain) or accounts payable, accrued interest and other liabilities (if the net result is a loss).  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recognized in the gain on sale of loans.

The net impact of derivative financial instruments on the Consolidated Statements of Operations during the years ended June 30, 2011, 2010 and 2009 was as follows:

	For the Year Ended June 30,
Derivative financial instruments	2011	2010	2009
(In Thousands)
Commitments to extend credit on loans to be held for sale	$ (2,327)	$ 1,649	$ 1,620
Mandatory loan sale commitments and TBA MBS trades	4,028	(4,104)	656
Put option contracts	(24)	-	-
Total gain (losses)	$ 1,677	$ (2,455)	$ 2,276

 The outstanding derivative financial instruments at the dates indicated were as follows:

	June 30, 2011		June 30, 2010
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$ 107,458	$ 638	$ 146,379	$ 2,965
Best efforts loan sale commitments	(8,159)	-	(7,880)	-
Mandatory loan sale commitments and TBA MBS trades	(279,856)	579	(295,334)	(3,449)
Put option contracts	(13,000)	99	-	-
Total	$ (193,557)	$ 1,316	$ (156,835)	$ (484)

(1)	Net of an estimated 31.0% of commitments at June 30, 2011 and 37.0% of commitments at June 30, 2010, which may not fund.

For fiscal 2011, 2010 and 2009, the estimated volume of commitments to extend credit on loans to be held for sale was $2.10 billion, $1.84 billion and $1.40 billion, respectively; while the estimated volume of loan sale commitments, primarily mandatory commitments in fiscal 2011, 2010 and 2009, was $2.10 billion, $1.86 billion and $1.37 billion, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of June 30, 2011:
Single-family loans measured at fair value	$ 191,678	$ 185,474	$ 6,204

As of June 30, 2010:
Single-family loans measured at fair value	$ 170,255	$ 162,964	$ 7,291

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

ASC 820 requires the Corporation to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, MSA and real estate owned are measured at fair value on a nonrecurring basis.

Investment securities are primarily comprised of U.S. government sponsored enterprise debt securities, U.S. government agency MBS, U.S. government sponsored enterprise MBS and private issue CMO.  The Corporation utilizes unadjusted quoted prices in active markets for identical securities for its fair value measurement of debt securities, quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2), and broker price indications for similar securities in non-active markets for its fair value measurement of CMO (Level 3).

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, mandatory loan sale commitments, TBA MBS trades and put option contracts.  The fair value of MBS TBA trades is determined using quoted secondary-market prices (Level 2).  The fair values of other derivative financial instruments are determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment (Level 3).

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan (Level 2).

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower (Level 2).  For non-performing loans which are also restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure, for which the fair value is derived from the appraised value of its collateral (Level 3).  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

The Corporation uses the amortization method for its MSA, which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date.  The fair value of MSA is calculated using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted-average coupon rates and the estimated average life (Level 3).

The rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  The fair value of interest-only strips is calculated using the same assumptions that are used to value the related servicing assets (Level 3).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The fair value of real estate owned is derived from the lower of the appraised value at the time of foreclosure or the listing price, net of disposition costs (Level 2).

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government agency MBS	$ -	$ 14,409	$ -	$ 14,409
U.S. government sponsored enterprise MBS	-	10,417	-	10,417
Private issue CMO	-	-	1,367	1,367
Loans held for sale, at fair value	-	191,678	-	191,678
Interest-only strips	-	-	200	200
Derivative financial instruments (1)	-	176	1,140	1,316
Total	$ -	$ 216,680	$ 2,707	$ 219,387

(1)	Derivative financial instruments includes derivative assets and liabilities of $1.5 million and $235,000, respectively.

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ -	$ 3,317	$ -	$ 3,317
U.S. government agency MBS	-	17,715	-	17,715
U.S. government sponsored enterprise MBS	-	12,456	-	12,456
Private issue CMO	-	-	1,515	1,515
Loans held for sale, at fair value	-	170,255	-	170,255
Interest-only strips	-	-	248	248
Derivative financial instruments (1)	-	(3,095)	2,611	(484)
Total	$ -	$ 200,648	$ 4,374	$ 205,022

(1)	Derivative financial instruments includes derivative assets and liabilities of $3.0 million and $3.5 million, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2010	$ 1,515	$ 248	$ 2,611	$ 4,374
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	(7,050)	(7,051)
Included in other comprehensive income	55	(47)	-	8
Purchases, issuances, and settlements	(203)	-	5,579	5,376
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at June 30, 2011	$ 1,367	$ 200	$ 1,140	$ 2,707

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2009	$ 1,426	$ 294	$ 2,069	$ 3,789
Total gains or losses (realized/unrealized):
Included in earnings	-	(47)	(5,124)	(5,171)
Included in other comprehensive income	306	-	-	306
Purchases, issuances, and settlements	(217)	1	5,666	5,450
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at June 30, 2010	$ 1,515	$ 248	$ 2,611	$ 4,374

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 24,215	$ 13,187	$ 37,402
MSA	-	-	322	322
Real estate owned (1)	-	9,033	-	9,033
Total	$ -	$ 33,248	$ 13,509	$ 46,757

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 38,014	$ 18,399	$ 56,413
MSA	-	-	356	356
Real estate owned (1)	-	15,934	-	15,934
Total	$ -	$ 53,948	$ 18,755	$ 72,703

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

The carrying amount and fair value of the Corporation’s other financial instruments were as follows:

(In Thousands)	June 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 142,550	$ 142,550	$ 96,201	$ 96,201
Investment securities	$ 26,193	$ 26,193	$ 35,003	$ 35,003
Loans held for investment, net	$ 881,610	$ 886,711	$ 1,006,260	$ 1,024,214
Loans held for sale, at fair value	$ 191,678	$ 191,678	$ 170,255	$ 170,255
FHLB – San Francisco stock	$ 26,976	$ 26,976	$ 31,795	$ 31,795

Financial liabilities:
Deposits	$ 945,767	$ 934,494	$ 932,933	$ 922,994
Borrowings	$ 206,598	$ 214,992	$ 309,647	$ 324,179

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

17.	Reportable Segments:

The segment reporting is organized consistent with the Corporation’s executive summary and operating strategy. The business activities of the Corporation, primarily through the Bank and its subsidiary, consists of Provident Bank and Provident Bank Mortgage.  Provident Bank operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  Provident Bank Mortgage operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The following table and discussion explain the results of the Corporation’s two major reportable segments, Provident Bank and Provident Bank Mortgage.

The following tables illustrate the Corporation’s operating segments for the years ended June 30, 2011, 2010 and 2009, respectively.

(In Thousands)	Year Ended June 30, 2011
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 33,512	$ 4,237	$ 37,749
Provision for loan losses	2,552	2,913	5,465
Net interest income, after provision for loan losses	30,960	1,324	32,284

Non-interest income:
Loan servicing and other fees	832	60	892
(Loss) gain on sale of loans, net	(113)	31,307	31,194
Deposit account fees	2,504	-	2,504
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(1,364)	13	(1,351)
Gain on sale of premises and equipment	1,089	-	1,089
Card and processing fees	1,274	-	1,274
Other	753	2	755
Total non-interest income	4,975	31,382	36,357

Non-interest expense:
Salaries and employee benefits	13,828	16,138	29,966
Premises and occupancy	2,289	981	3,270
Operating and administrative expenses	6,347	5,789	12,136
Total non-interest expenses	22,464	22,908	45,372
Income before income taxes	13,471	9,798	23,269
Provision for income taxes	5,929	4,120	10,049
Net income	$ 7,542	$ 5,678	$ 13,220
Total assets, end of fiscal year	$ 1,126,278	$ 188,271	$ 1,314,549

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2010
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 36,134	$ 3,444	$ 39,578
Provision for loan losses	21,145	698	21,843
Net interest income, after provision for loan losses	14,989	2,746	17,735

Non-interest income:
Loan servicing and other fees	728	69	797
Gain on sale of loans, net	2	14,336	14,338
Deposit account fees	2,823	-	2,823
Gain on sale of investment securities	2,290	-	2,290
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	111	(95)	16
Card and processing fees	1,110	-	1,110
Other	878	7	885
Total non-interest income	7,942	14,317	22,259

Non-interest expense:
Salaries and employee benefits	12,892	10,487	23,379
Premises and occupancy	2,342	706	3,048
Operating and administrative expenses	7,188	4,524	11,712
Total non-interest expenses	22,422	15,717	38,139
Income before income taxes	509	1,346	1,855
Provision for income taxes	174	566	740
Net income	$ 335	$ 780	$ 1,115
Total assets, end of fiscal year	$1,232,897	$166,504	$1,399,401

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2009
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 42,575	$ 1,193	$ 43,768
Provision for loan losses	44,048	4,624	48,672
Net interest expense, after provision for loan losses	(1,473)	(3,431)	(4,904)

Non-interest income:
Loan servicing and other fees	632	237	869
Gain on sale of loans, net	22	16,949	16,971
Deposit account fees	2,899	-	2,899
Gain on sale of investment securities	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,923)	(546)	(2,469)
Card and processing fees	825	-	825
Other	751	7	758
Total non-interest income	3,562	16,647	20,209

Non-interest expense:
Salaries and employee benefits	11,696	5,673	17,369
Premises and occupancy	2,346	532	2,878
Operating and administrative expenses	5,816	3,917	9,733
Total non-interest expenses	19,858	10,122	29,980
(Loss) income before income taxes	(17,769)	3,094	(14,675)
(Benefit) provision for income taxes	(8,537)	1,301	(7,236)
Net (loss) income	$ (9,232)	$ 1,793	$ (7,439)
Total assets, end of fiscal year	$ 1,433,693	$ 145,920	$ 1,579,613

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the years ended June 30, 2011, 2010 and 2009 were $14,000, $9,000 and $103,000, respectively.

3.
PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The (loss) gain on sale of loans in the years ended June 30, 2011, 2010 and 2009 was $(1,000), $7,000 and $27,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value and loans held for sale at the lower of cost or market multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the years ended June 30, 2011, 2010 and 2009 were $72,000, $64,000 and $51,000, respectively.

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the years ended June 30, 2011, 2010 and 2009 were $213,000, $182,000 and $118,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the years ended June 30, 2011, 2010 and 2009 were $71,000, $59,000 and $61,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the years ended June 30, 2011, 2010 and 2009 were $146,000, $138,000 and $102,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the years ended June 30, 2011, 2010 and 2009 was $1.3 million, $1.2 million and $1.1 million, respectively.

18.	Holding Company Condensed Financial Information:

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2011 and 2010 and condensed statements of operations and cash flows for each of the three years for the period ended June 30, 2011.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2011	2010

Assets
Cash and cash equivalents	$ 2,643	$ 3,225
Investment in subsidiary	139,104	124,202
Other assets	40	353
	$ 141,787	$ 127,780

Liabilities and Stockholders’ Equity
Other liabilities	$ 44	$ 36
Stockholders’ equity	141,743	127,744
	$ 141,787	$ 127,780

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2011	2010	2009

Interest and other income	$ 29	$ 74	$ 346
General and administrative expenses	799	684	710
Loss before equity in net earnings of the subsidiary	(770)	(610)	(364)
Equity in net earnings (loss) of the subsidiary	13,666	1,469	(7,228)
Income (loss) before income taxes	12,896	859	(7,592)
Benefit from income taxes	(324)	(256)	(153)
Net income (loss)	$ 13,220	$ 1,115	$ (7,439)

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$ 13,220	$ 1,115	$ (7,439)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Equity in net (earnings) loss of the subsidiary	(13,666)	(1,469)	7,228
Decrease in other assets	311	403	263
Increase (decrease) in other liabilities	7	(81)	(90)
Net cash used for operating activities	(128)	(32)	(38)

Cash flow from investing activities:
Capital contribution to the Bank	-	(12,000)	-
Net cash used for investing activities	-	(12,000)	-

Cash flow from financing activities:
ESOP loan payment (refund)	2	4	(864)
Cash dividends	(456)	(352)	(994)
Proceeds from issuance of common stock	-	11,933	-
Net cash (used for) provided by financing activities	(454)	11,585	(1,858)
Net decrease in cash and cash equivalents	(582)	(447)	(1,896)
Cash and cash equivalents at beginning of year	3,225	3,672	5,568
Cash and cash equivalents at end of fiscal year	$ 2,643	$ 3,225	$ 3,672

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

19.	Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data for the fiscal years ended June 30, 2011 and 2010.

	For Fiscal Year 2011
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2011	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 58,689	$ 13,560	$ 14,026	$ 15,200	$ 15,903
Interest expense	20,940	4,503	4,854	5,492	6,091
Net interest income	37,749	9,057	9,172	9,708	9,812

Provision for loan losses	5,465	847	2,693	1,048	877
Net interest income, after provision for loan losses	32,284	8,210	6,479	8,660	8,935

Non-interest income	36,357	7,261	8,664	10,097	10,335
Non-interest expense	45,372	11,808	11,012	11,342	11,210
Income before income taxes	23,269	3,663	4,131	7,415	8,060

Provision for income taxes	10,049	1,562	1,796	3,160	3,531
Net income	$ 13,220	$ 2,101	$ 2,335	$ 4,255	$ 4,529

Basic earnings per share	$ 1.16	$ 0.18	$ 0.20	$ 0.37	$ 0.40
Diluted earnings per share	$ 1.16	$ 0.18	$ 0.20	$ 0.37	$ 0.40

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	For Fiscal Year 2010
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2010	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 70,163	$ 16,637	$ 16,505	$ 17,655	$ 19,366
Interest expense	30,585	6,335	6,912	8,078	9,260
Net interest income	39,578	10,302	9,593	9,577	10,106

Provision for loan losses	21,843	-	2,322	2,315	17,206
Net interest income (expense), after provision for loan losses	17,735	10,302	7,271	7,262	(7,100)

Non-interest income	22,259	5,688	2,877	6,688	7,006
Non-interest expense	38,139	10,469	9,548	9,571	8,551
Income (loss) before income taxes	1,855	5,521	600	4,379	(8,645)

Provision (benefit) for income taxes	740	2,319	229	1,821	(3,629)
Net income (loss)	$ 1,115	$ 3,202	$ 371	$ 2,558	$ (5,016)

Basic earnings (loss) per share	$ 0.13	$ 0.28	$ 0.03	$ 0.37	$ (0.82)
Diluted earnings (loss) per share	$ 0.13	$ 0.28	$ 0.03	$ 0.37	$ (0.82)

20.	Subsequent Event:

Cash Dividend and Stock Repurchase Plan

On July 21, 2011, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.03 per share.  Shareholders of the Corporation’s common stock at the close of business on August 19, 2011 will be entitled to receive the cash dividend, payable on September 16, 2011.  Additionally, the Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 570,932 shares.  The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase plan.

EXHIBIT INDEX

Exhibit 13	2011 Annual Report to Stockholders

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.