Form 10-Q
period 2011-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2011-11-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes            ✓  .                      No                  .

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

Large accelerated filer [ ]	Accelerated filer [✓ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No  ✓  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 4, 2011

Common stock, $ 0.01 par value, per share	11,409,264 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2011 and June 30, 2011	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2011 and 2010	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2011 and 2010	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	25
	Safe-Harbor Statement	26
	Critical Accounting Policies	27
	Executive Summary and Operating Strategy	29
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	30
	Comparison of Financial Condition at September 30, 2011 and June 30, 2011	30
	Comparison of Operating Results
	for the Quarters Ended September 30, 2011 and 2010	32
	Asset Quality	37
	Loan Volume Activities	45
	Liquidity and Capital Resources	45
	Commitments and Derivative Financial Instruments	47
	Supplemental Information	48

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	48

ITEM 4 -	Controls and Procedures	50

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	50
ITEM 1A -	Risk Factors	50
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	51
ITEM 3 -	Defaults Upon Senior Securiti	51
ITEM 4 -	(Removed and Reserved)	51
ITEM 5 -	Other Information	51
ITEM 6 -	Exhibits	51

SIGNATURES		53

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	September 30,	June 30,
	2011	2011
Assets
Cash and cash equivalents	$80,156	$142,550
Investment securities – available for sale, at fair value	25,253	26,193
Loans held for investment, net of allowance for loan losses of
$28,704 and $30,482, respectively	859,649	881,610
Loans held for sale, at fair value	278,212	191,678
Accrued interest receivable	3,480	3,778
Real estate owned, net	7,300	8,329
Federal Home Loan Bank (“FHLB”) – San Francisco stock	25,777	26,976
Premises and equipment, net	4,941	4,805
Prepaid expenses and other assets	35,100	28,630

Total assets	$1,319,868	$1,314,549

Liabilities and Stockholders’ Equity

Commitments and Contingencies

Liabilities:
Non interest-bearing deposits	$46,044	$45,437
Interest-bearing deposits	915,832	900,330
Total deposits	961,876	945,767

Borrowings	186,586	206,598
Accounts payable, accrued interest and other liabilities	27,810	20,441
Total liabilities	1,176,272	1,172,806

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (40,000,000 shares authorized; 17,610,865 shares issued; 11,439,264 and 11,418,654 shares outstanding, respectively)

	176	176
Additional paid-in capital	86,021	85,432
Retained earnings	150,120	148,147
Treasury stock at cost (6,171,601 and 6,192,211 shares, respectively)
	(93,316)	(92,650)
Accumulated other comprehensive income, net of tax	595	638

Total stockholders’ equity	143,596	141,743

Total liabilities and stockholders’ equity	$1,319,868	$1,314,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended
	September 30,	September 30,
	2011	2010
Interest income:
Loans receivable, net	$ 12,749	$ 15,561
Investment securities	147	241
FHLB – San Francisco stock	18	36
Interest-earning deposits	97	65
Total interest income	13,011	15,903

Interest expense:
Checking and money market deposits	200	305
Savings deposits	225	340
Time deposits	1,906	2,184
Borrowings	1,882	3,262
Total interest expense	4,213	6,091

Net interest income, before provision for loan losses	8,798	9,812
Provision for loan losses	972	877
Net interest income, after provision for loan losses	7,826	8,935

Non-interest income:
Loan servicing and other fees	132	124
Gain on sale of loans, net	7,276	9,447
Deposit account fees	603	629
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	32	(368)
Card and processing fees	331	316
Other	174	187
Total non-interest income	8,548	10,335

Non-interest expense:
Salaries and employee benefits	8,854	7,377
Premises and occupancy	872	820
Equipment	314	325
Professional expenses	433	383
Sales and marketing expenses	199	134
Deposit insurance premiums and regulatory assessments	171	681
Other	1,460	1,490
Total non-interest expense	12,303	11,210

Income before income taxes	4,071	8,060
Provision for income taxes	1,753	3,531
Net income	$ 2,318	$ 4,529

Basic earnings per share	$ 0.20	$ 0.40
Diluted earnings per share	$ 0.20	$ 0.40
Cash dividends per share	$ 0.03	$ 0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information
For the Quarters Ended September 30, 2011 and 2010

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2011	11,418,654	$ 176	$ 85,432	$ 148,147	$ (92,650)	$ -	$ 638	$ 141,743

Comprehensive income:
Net income				2,318				2,318
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income and net of tax benefit of $(31)							(43)	(43)
Total comprehensive income								2,275
								-
Purchase of treasury stock (1)	(79,690)				(666)			(666)
Distribution of restricted stock	100,300							-
Amortization of restricted stock			302					302
Stock options expense			287					287
Cash dividends				(345)				(345)

Balance at September 30, 2011	11,439,264	$ 176	$ 86,021	$ 150,120	$ (93,316)	$ -	$ 595	$ 143,596

     (1) Includes the repurchase of 11,523 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2010	11,406,654	$ 176	$ 85,663	$ 135,383	$ (93,942)	$ (203)	$ 667	$ 127,744

Comprehensive income:
Net income				4,529				4,529
Change in unrealized holding loss on investment securities available for sale, net of reclassification of $0 of net gain included in net income and net of tax benefit of $(9)							(13)	(13)
Total comprehensive income								4,516

Distribution of restricted stock	800
Amortization of restricted stock			103					103
Stock options expense			135					135
Allocations of contribution to ESOP (1)			17			68		85
Cash dividends				(114)				(114)

Balance at September 30, 2010	11,407,454	$ 176	$ 85,918	$ 139,798	$ (93,942)	$ (135)	$ 654	$ 132,469

(1)	Employee Stock Ownership Plan (“ESOP”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Three Months Ended September 30,

	2011	2010
Cash flows from operating activities:
Net income	$ 2,318	$ 4,529
Adjustments to reconcile net income to net cash used for
operating activities:
Depreciation and amortization	452	360
Provision for loan losses	972	877
Provision for losses on real estate owned	105	230
Gain on sale of loans, net	(7,276)	(9,447)
Gain on sale of real estate owned, net	(361)	(391)
Stock-based compensation	589	238
ESOP expense	-	84
Decrease in current and deferred income taxes	1,721	3,422
Increase in cash surrender value of the bank owned life insurance	(48)	(51)
Increase in accounts payable and other liabilities	1,751	1,454
(Increase) decrease in prepaid expenses and other assets	(2,095)	780
Loans originated for sale	(568,060)	(649,471)
Proceeds from sale of loans	488,657	596,493
Net cash used for operating activities	(81,275)	(50,893)

Cash flows from investing activities:
Decrease in loans held for investment, net	17,234	26,185
Principal payments from investment securities available for sale	898	2,022
Redemption of FHLB – San Francisco stock	1,199	1,224
Proceeds from sale of real estate owned	4,793	8,626
Purchase of premises and equipment	(329)	(125)
Net cash provided by investing activities	23,795	37,932

Cash flows from financing activities:
Increase (decrease) in deposits, net	16,109	(685)
Repayments of long-term borrowings	(20,012)	(15,012)
ESOP loan payment	-	1
Cash dividends	(345)	(114)
Treasury stock purchases	(666)	-
Net cash used for financing activities	(4,914)	(15,810)

Net decrease in cash and cash equivalents	(62,394)	(28,771)
Cash and cash equivalents at beginning of period	142,550	96,201
Cash and cash equivalents at end of period	$ 80,156	$ 67,430
Supplemental information:
Cash paid for interest	$ 4,301	$ 6,134
Cash paid for income taxes	$ -	$ 100
Transfer of loans held for sale to held for investment	$ 856	$ -
Real estate acquired in the settlement of loans	$ 5,682	$ 14,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2011 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011.  The results of operations for the quarter ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2010-06:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  This ASU was effective for annual and interim reporting periods beginning after December 15, 2009 for most of the disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements.

ASU 2011-02:
In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This ASU provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements.

ASU 2011-03:
In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion.  ASU No. 2011-03 is effective for the Corporation’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

ASU 2011-04:
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 developed common requirements between U.S. GAAP and IFRSs for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 will be during interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

ASU 2011-05:
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and should be applied retrospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is permitted.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

Note 3: Earnings Per Share

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

As of September 30, 2011 and 2010, there were outstanding options to purchase 1,249,700 shares and 905,200 shares of the Corporation’s common stock, respectively, of which 656,700 shares and 905,200 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2011 and 2010, respectively.

(In Thousands, Except Share Information)	For the Quarter Ended September 30,
	2011	2010
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$2,318	$4,529

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	11,468	11,362

Effect of dilutive securities:
Restricted stock dilution	47	-

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	11,515	11,362

Basic earnings per share	$0.20	$0.40
Diluted earnings per share	$0.20	$0.40

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2011 and 2010, respectively (in thousands).

	For the Quarter Ended September 30, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 7,558	$ 1,240	$ 8,798
Provision for loan losses	709	263	972
Net interest income, after provision for loan losses	6,849	977	7,826

Non-interest income:
Loan servicing and other fees	119	13	132
Gain on sale of loans, net	7	7,269	7,276
Deposit account fees	603	-	603
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(32)	64	32
Card and processing fees	331	-	331
Other	174	-	174
Total non-interest income	1,202	7,346	8,548

Non-interest expense:
Salaries and employee benefits	4,189	4,665	8,854
Premises and occupancy	597	275	872
Operating and administrative expenses	940	1,637	2,577
Total non-interest expense	5,726	6,577	12,303
Income before income taxes	2,325	1,746	4,071
Provision for income taxes	1,019	734	1,753
Net income	$ 1,306	$ 1,012	$ 2,318
Total assets, end of period	$ 1,049,345	$ 270,523	$ 1,319,868

	For the Quarter Ended September 30, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 8,705	$ 1,107	$ 9,812
Provision for loan losses	516	361	877
Net interest income, after provision for loan losses	8,189	746	8,935

Non-interest income:
Loan servicing and other fees	111	13	124
(Loss) gain on sale of loans, net	(131)	9,578	9,447
Deposit account fees	629	-	629
(Loss) gain on sale and operations of real estate Owned acquired in the settlement of loans, net	(377)	9	(368)
Card and processing fess	316	-	316
Other	186	1	187
Total non-interest income	734	9,601	10,335

Non-interest expense:
Salaries and employee benefits	3,199	4,178	7,377
Premises and occupancy	610	210	820
Operating and administrative expenses	1,626	1,387	3,013
Total non-interest expense	5,435	5,775	11,210
Income before income taxes	3,488	4,572	8,060
Provision for income taxes	1,609	1,922	3,531
Net income	$ 1,879	$ 2,650	$ 4,529
Total assets, end of period	$ 1,163,125	$ 226,042	$ 1,389,167

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2011 and June 30, 2011 were as follows:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$ 13,405	$ 480	$ -	$ 13,885	$ 13,885
U.S. government sponsored enterprise MBS	9,626	454	-	10,080	10,080
Private issue CMO (2)	1,359	-	(71)	1,288	1,288
Total investment securities	$ 24,390	$ 934	$ (71)	$ 25,253	$ 25,253

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$ 13,935	$ 474	$ -	$ 14,409	$ 14,409
U.S. government sponsored enterprise MBS	9,960	457	-	10,417	10,417
Private issue CMO	1,396	-	(29)	1,367	1,367
Total investment securities	$ 25,291	$ 931	$ (29)	$ 26,193	$ 26,193

In the first quarter of fiscal 2012 and 2011, the Bank received MBS principal payments of $898,000 and $2.0 million, respectively, and did not purchase or sell investment securities.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at September 30, 2011 or June 30, 2011; therefore, no impairment losses have been recorded for the quarter ended September 30, 2011.

Contractual maturities of investment securities as of September 30, 2011 and June 30, 2011 were as follows:

	September 30, 2011		June 30, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Available for sale
Due in one year or less	$-	$-	$-	$-
Due after one through five years	-	-	-	-
Due after five through ten years	-	-	-	-
Due after ten years	24,390	25,253	25,291	26,193
Total investment securities	$24,390	$25,253	$25,291	$26,193

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	September 30, 2011	June 30, 2011

Mortgage loans:
Single-family	$480,530	$494,192
Multi-family	298,072	304,808
Commercial real estate	100,863	103,637
Other	1,528	1,530
Commercial business loans	4,267	4,526
Consumer loans	748	750
Total loans held for investment, gross	886,008	909,443

Deferred loan costs, net	2,345	2,649
Allowance for loan losses	(28,704)	(30,482)
Total loans held for investment, net	$859,649	$881,610

As of September 30, 2011, the Bank had $48.4 million in mortgage loans that are subject to negative amortization, consisting of $29.6 million in multi-family loans, $11.3 million in commercial real estate loans and $7.5 million in single-family loans.  This compares to $50.4 million of negative amortization mortgage loans at June 30, 2011, consisting of $31.3 million in multi-family loans, $11.5 million in commercial real estate loans and $7.6 million in single-family loans.  The amount of negative amortization included in loan balances decreased to $339,000 at September 30, 2011 from $353,000 at June 30, 2011.  During the first quarter of fiscal 2012, approximately $13,000, or 0.10%, of loan interest income was added to the negative amortization loan balance, down from $17,000, or 0.11% in the comparable quarter of fiscal 2010.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of September 30, 2011 and June 30, 2011, the interest-only ARM loans were $238.2 million and $247.8 million, or 26.8% and 27.2% of loans held for investment, respectively.

The following table sets forth information at September 30, 2011 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at September 30, 2011, unchanged from June 30, 2011.  Adjustable rate loans having no stated repricing dates but reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 421,929	$ 46,365	$ 5,678	$ 746	$ 5,812	$ 480,530
Multi-family	207,440	38,072	14,090	23,838	14,632	298,072
Commercial real estate	64,976	10,655	2,695	4,721	17,816	100,863
Other	1,292	-	-	-	236	1,528
Commercial business loans	2,118	-	-	-	2,149	4,267
Consumer loans	703	-	-	-	45	748
Total loans held for investment, gross	$ 698,458	$ 95,092	$ 22,463	$ 29,305	$ 40,690	$ 886,008

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions for loan losses are charged against operations on a monthly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank’s loans held for investment, will not request that the Bank significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Bank’s control.

The following tables summarize the Corporation’s allowance for loan losses at September 30, 2011 and June 30, 2011:

(In Thousands)	September 30, 2011	June 30, 2011

General loan loss allowance:
Mortgage loans:
Single-family	$ 11,157	$ 11,561
Multi-family	2,823	2,810
Commercial real estate	1,754	1,796
Other	5	5
Commercial business loans	177	178
Consumer loans	15	16
Total general loan loss allowance	15,931	16,366

Specific loan loss allowance:
Mortgage loans:
Single-family	11,267	12,654
Multi-family	607	581
Commercial real estate	236	231
Other	320	321
Commercial business loans	325	329
Consumer loans	18	-
Total specific loan loss allowance	12,773	14,116
Total loan loss allowance	$ 28,704	$ 30,482

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	Three Months Ended
	September 30,
(Dollars in Thousands)	2011	2010

Allowance at beginning of period	$30,482	$43,501

Provision for loan losses	972	877

Recoveries:
Mortgage loans:
Single-family	113	1
Total recoveries	113	1

Charge-offs:
Mortgage loans:
Single-family	(2,861)	(5,291)
Consumer loans	(2)	(2)
Total charge-offs	(2,863)	(5,293)

Net charge-offs	(2,750)	(5,292)
Allowance at end of period	$28,704	$39,086

Allowance for loan losses as a percentage of gross loans held for investment
	3.23%	3.88%

Net charge-offs as a percentage of average loans receivable, net, during the period
	1.04%	1.82%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period
	57.61%	55.28%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of specific allowances for loan losses, at September 30, 2011 and June 30, 2011:

(In Thousands)	September 30, 2011
	Recorded Investment	Specific Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 41,508	$ (11,267)	$ 30,241
Without a related allowance	1,313	-	1,313
Total single-family loans	42,821	(11,267)	31,554
Multi-family:
With a related allowance	2,534	(607)	1,927
Total multi-family loans	2,534	(607)	1,927

Commercial real estate:
With a related allowance	2,447	(236)	2,211
Without a related allowance	388	-	388
Total commercial real estate loans	2,835	(236)	2,599

Other:
With a related allowance	1,292	(320)	972
Total other loans	1,292	(320)	972

Commercial business loans:
With a related allowance	328	(325)	3
Total commercial business loans	328	(325)	3

Consumer loans:
With a related allowance	18	(18)	-
Total consumer loans	18	(18)	-
Total non-performing loans	$ 49,828	$ (12,773)	$ 37,055

(In Thousands)	June 30, 2011
	Recorded Investment	Specific Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 42,958	$ (12,655)	$ 30,303
Without a related allowance	1,535	-	1,535
Total single-family loans	44,493	(12,655)	31,838
Multi-family:
With a related allowance	2,534	(581)	1,953
Total multi-family loans	2,534	(581)	1,953

Commercial real estate:
With a related allowance	2,451	(231)	2,220
Total commercial real estate loans	2,451	(231)	2,220

Other:
With a related allowance	1,292	(320)	972
Total other loans	1,292	(320)	972

Commercial business loans:
With a related allowance	331	(329)	2
Without a related allowance	141	-	141
Total commercial business loans	472	(329)	143
Total non-performing loans	$ 51,242	$ (14,116)	$ 37,126

At September 30, 2011 and June 30, 2011, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of specific allowance for loan losses, as of September 30, 2011:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 9,969	$ 7,605	$ 3,996	$ 9,984	$ 31,554
Multi-family	-	-	-	1,927	1,927
Commercial real estate	388	918	1,293	-	2,599
Other	-	-	972	-	972
Commercial business loans	-	-	3	-	3
Total	$ 10,357	$ 8,523	$ 6,264	$ 11,911	$ 37,055

During the quarters ended September 30, 2011 and 2010, the Corporation’s average investment in non-performing loans was $36.6 million and $58.4 million, respectively.  Interest income of $1.5 million and $1.7 million was recognized, based on cash receipts, on non-performing loans during the quarters ended September 30, 2011 and 2010, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $313,000 and $363,000 for the quarters ended September 30, 2011 and 2010, respectively, and was not included in the results of operations.

For the quarter ended September 30, 2011, twelve loans for $4.8 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans. This compares to 21 loans for $9.4 million that were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans during the quarter ended September 30, 2010.  During the quarter ended September 30, 2011, two restructured loans with a total loan balance of $771,000 were in default within a 12-month period subsequent to their original restructuring and required a $200,000 additional provision for loan losses.  This compares to one restructured loan with a total loan balance of $285,000 that was in default within a 12-month period subsequent to its original restructuring and required an additional provision for loan losses of $133,000 in the quarter ended September 30, 2010.  As of September 30, 2011, the net outstanding balance of the 87 restructured loans was $36.1 million:  26 were classified as pass and remain on accrual status ($11.6 million); eight were classified as special mention and remain on accrual status ($5.7 million); 52 were classified as substandard ($18.8 million total, with 47 of the 52 loans or $17.1 million on non-accrual status); and one loan was classified as a complete loss and is on non-accrual status.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above, multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”) must also demonstrate a combination of the following characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

The following table summarizes at the dates indicated the restructured loans by loan types and non-accrual versus accrual status:

(In Thousands)	September 30, 2011	June 30, 2011
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$ 13,940	$ 15,133
Multi-family	490	490
Commercial real estate	1,660	1,660
Other	972	972
Commercial business loans	3	143
Total	17,065	18,398

Restructured loans on accrual status:
Mortgage loans:
Single-family	12,940	15,589
Multi-family	4,172	3,665
Commercial real estate	1,473	1,142
Other	236	237
Commercial business loans	189	125
Total	19,010	20,758
Total restructured loans	$ 36,075	$ 39,156

The following table shows the restructured loans by type, net of specific valuation allowances for loan losses, at September 30, 2011 and June 30, 2011:

(In Thousands)	September 30, 2011
	Recorded Investment	Specific Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 16,943	$ (3,003)	$ 13,940
Without a related allowance	12,940	-	12,940
Total single-family loans	29,883	(3,003)	26,880

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	4,172	-	4,172
Total multi-family loans	4,689	(27)	4,662

Commercial real estate:
With a related allowance	1,837	(177)	1,660
Without a related allowance	1,473	-	1,473
Total commercial real estate loans	3,310	(177)	3,133

Other:
With a related allowance	1,292	(320)	972
Without a related allowance	236	-	236
Total other loans	1,528	(320)	1,208

Commercial business loans:
With a related allowance	328	(325)	3
Without a related allowance	189	-	189
Total commercial business loans	517	(325)	192
Total restructured loans	$ 39,927	$ (3,852)	$ 36,075

(In Thousands)	June 30, 2011
	Recorded Investment	Specific Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 19,092	$ (3,959)	$ 15,133
Without a related allowance	15,589	-	15,589
Total single-family loans	34,681	(3,959)	30,722

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,665	-	3,665
Total multi-family loans	4,182	(27)	4,155

Commercial real estate:
With a related allowance	1,837	(177)	1,660
Without a related allowance	1,142	-	1,142
Total commercial real estate loans	2,979	(177)	2,802

Other:
With a related allowance	1,293	(321)	972
Without a related allowance	237	-	237
Total other loans	1,530	(321)	1,209

Commercial business loans:
With a related allowance	53	(51)	2
Without a related allowance	266	-	266
Total commercial business loans	319	(51)	268
Total restructured loans	$ 43,691	$ (4,535)	$ 39,156

During the quarter ended September 30, 2011, sixteen properties were acquired in the settlement of loans, while 18 previously foreclosed upon properties were sold.  As of September 30, 2011, real estate owned was comprised of 52 properties with a net fair value of $7.3 million, primarily located in Southern California.  This compares to 54 real estate owned properties, primarily located in Southern California, with a net fair value of $8.3 million at June 30, 2011.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2011 and June 30, 2011, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $188.6 million and $107.7 million, respectively.

The following table provides information regarding undisbursed funds to borrowers on existing lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	September 30,	June 30,
Commitments	2011	2011
(In Thousands)

Undisbursed lines of credit – Mortgage loans	$ 1,002	$ 1,028
Undisbursed lines of credit – Commercial business loans	2,466	2,867
Undisbursed lines of credit – Consumer loans	913	956
Commitments to extend credit on loans to be held for investment	1,604	200
Total	$ 5,985	$ 5,051

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to sell MBS, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At September 30, 2011, $3.6 million was included in other assets and $1.9 million was included in other liabilities; at June 30, 2011, $1.3 million is included in other assets and $0 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2011 and 2010 was as follows:

	For the Quarters Ended September 30,
Derivative Financial Instruments	2011	2010
(In Thousands)

Commitments to extend credit on loans to be held for sale	$ 2,824	$ (528)
Mandatory loan sale commitments	(533)	554
TBA(1) MBS trades	(1,939)	2,641
Option contracts	(154)	(25)
Total	$ 198	$ 2,642

(1) To be announced (“TBA”).

The outstanding derivative financial instruments at the dates indicated were as follows:

	September 30, 2011		June 30, 2011
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans
to be held for sale (1)	$ 186,953	$ 3,462	$ 107,458	$ 638
Best efforts loan sale commitments	(14,558)	-	(8,159)	-
Mandatory loan sale commitments	(168,952)	(130)	(96,356)	403
TBA MBS trades	(279,500)	(1,763)	(183,500)	176
Put option contracts	(10,000)	48	(13,000)	99
Call option contracts	10,000	94	-	-
Total	$ (276,057)	$ 1,711	$ (193,557)	$ 1,316

(1)	Net of 38.6 percent at September 30, 2011 and 31.0 percent at June 30, 2011 of commitments, which management has estimated may not fund.

Note 8: Income Taxes

FASB ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there are no unrecognized tax benefits to be reported in the Corporation’s financial statements, and none are anticipated during the fiscal year ending June 30, 2012.

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of September 30, 2011, the estimated deferred tax asset was $9.5 million, a $459,000 or five percent decrease, from $9.9 million at June 30, 2011.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at September 30, 2011 or June 30, 2011.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  The California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarter ended September 30, 2011, there was a $14,000 interest charge (related to the State of California tax return for fiscal 2007) and no tax penalties; and for the quarter ended September 30, 2010, there was a $13,000 interest charge (related to the State of California tax returns for fiscal 2007 and 2008) and no tax penalties.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of September 30, 2011:
Single-family loans measured at fair value	$ 278,212	$ 265,804	$ 12,408

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

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, loan sale commitments and option contracts.  The fair value is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment.

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan.

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged and the accrual of interest income has been discontinued.  The non-performing loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The Corporation assesses loans individually and identifies impairment when the loan is classified as non-performing, been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are also restructured loans, the fair value is derived from discounted cash flow analysis, except those which are in the process of foreclosure, for which the fair value is derived from the appraised value of its collateral.  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 13,885	$ -	$ 13,885
U.S. government sponsored enterprise MBS	-	10,080	-	10,080
Private issue CMO	-	-	1,288	1,288
Investment securities	-	23,965	1,288	25,253

Loans held for sale, at fair value	-	278,212	-	278,212
Interest-only strips	-	-	167	167

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	3,469	3,469
Mandatory loan sale commitments	-	-	105	105
Option contracts	-	-	142	142
Derivative assets	-	-	3,716	3,716
Total assets	$ -	$ 302,177	$ 5,171	$ 307,348

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 7	$ 7
Mandatory loan sale	-	-	235	235
TBA MBS trades	-	1,763	-	1,763
Derivative liabilities		1,763	242	2,005
Total liabilities	$ -	$ 1,763	$ 242	$ 2,005

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 14,409	$ -	$ 14,409
U.S. government sponsored enterprise MBS	-	10,417	-	10,417
Private issue CMO	-	-	1,367	1,367
Investment securities	-	24,826	1,367	26,193

Loans held for sale, at fair value	-	191,678	-	191,678
Interest-only strips	-	-	200	200

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	797	797
Mandatory loan sale commitments	-	-	403	403
TBA MBS trades	-	252	-	252
Option contracts	-	-	99	99
Derivative assets	-	252	1,299	1,551
Total assets	$ -	$ 216,756	$ 2,866	$ 219,622

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 159	$ 159
TBA MBS trades	-	76	-	76
Derivative liabilities	-	76	159	235
Total liabilities	$ -	$ 76	$ 159	$ 235

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit-ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at July 1, 2011	$ 1,367	$ 200	$ 638	$ 403	$ 99	$2,707
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(638)	(403)	(99)	(1,140)
Included in other comprehensive income	(42)	(33)	-	-	-	(75)
Purchases	-	-	-	(130)	142	12
Issuances	-	-	3,462	-	-	3,462
Settlements	(37)	-	-	-	-	(37)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at September 30, 2011	$ 1,288	$ 167	$ 3,462	$ (130)	$ 142	4,929

(1)	Consist of commitments to extend credit on loans to be held for sale.
(2)	Consist of mandatory loan sale commitments.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 24,987	$ 12,399	$ 37,386
Mortgage servicing assets	-	-	272	272
Real estate owned (1)	-	7,905	-	7,905
Total	$ -	$ 32,892	$ 12,671	$ 45,563

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 24,215	$ 13,187	$ 37,402
Mortgage servicing assets	-	-	322	322
Real estate owned (1)	-	9,033	-	9,033
Total	$ -	$ 33,248	$ 13,509	$ 46,757

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

Note 10: Incentive Plans

As of September 30, 2011, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $589,000 and $238,000 for the quarters ended September 30, 2011 and 2010, respectively, and there was no tax benefit from these plans during either quarter.

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2010 Plan and the 2006 Plan for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

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

There was no activity under the Plans in the first quarter of either fiscal 2012 or 2011.  As of September 30, 2011 and 2010, there were 184,450 stock options and 10,200 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter ended September 30, 2011.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	766,800	$ 12.07
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at September 30, 2011	766,800	$ 12.07	8.06	$ 849
Vested and expected to vest at September 30, 2011	662,848	$ 12.58	7.84	$ 722
Exercisable at September 30, 2011	320,040	$ 16.28	6.21	$ 310

As of September 30, 2011 and 2010, there was $1.5 million and $521,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted as outstanding stock option awards under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.5 years and 1.2 years, respectively.  The forfeiture rate during the first three months of fiscal 2012 and 2011 was 20 percent and 25 percent, respectively, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In the first quarter of fiscal 2012 and 2011, a total of 100,300 shares and 800 shares of restricted stock, respectively, were vested and distributed, while no restricted stock was awarded or forfeited during either period.  As of September 30, 2011 and 2010, there were 168,100 shares and 25,350 shares of restricted stock available for future awards under the Plans, respectively.

The following table summarizes the unvested restricted stock activity in the quarter ended September 30, 2011.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2011	258,300	$ 7.75
Granted	-	$ -
Vested	(100,300)	$ 6.55
Forfeited	-	$ -
Unvested at September 30, 2011	158,000	$ 8.50
Expected to vest at September 30, 2011	126,400	$ 8.50

As of September 30, 2011 and 2010, the unrecognized compensation expense was $1.1 million and $774,000, respectively, related to unvested share-based compensation arrangements awarded as outstanding restricted stock awards under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.3 years and 1.2 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent and 25 percent has been applied for the restricted stock compensation expense calculations in the first three months of fiscal 2012 and 2011, respectively.  The fair value of shares vested and distributed during the quarters ended September 30, 2011 and 2010 was $857,000 and $4,000, respectively.

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

There was no activity in the Stock Option Plans for either the first quarter of fiscal 2012 or 2011.  As of September 30, 2011 and 2010, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

The following is a summary of the activity in the Stock Option Plans for the quarter ended September 30, 2011.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	482,900	$ 22.23
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at September 30, 2011	482,900	$ 22.23	2.90	$ -
Vested and expected to vest at September 30, 2011	480,900	$ 22.24	2.88	$ -
Exercisable at September 30, 2011	472,900	$ 22.28	2.83	$ -

As of September 30, 2011 and 2010, there was $34,000 and $170,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted as outstanding option grants under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 0.8 years and 1.3 years, respectively.  The forfeiture rate during the first three months of fiscal 2012 and 2011 was 20 percent and 25 percent, respectively, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 11: Subsequent Events

Management has evaluated events through the date that the financial statements were issued.  No material subsequent events have occurred since September 30, 2011 that would require recognition or disclosure in these condensed consolidated financial statements, except that on October 27, 2011, the Corporation announced a cash dividend of $0.03 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on November 18, 2011, payable on December 12, 2011.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board.  At September 30, 2011, the Corporation had total assets of $1.32 billion, total deposits of $961.9 million and total stockholders’ equity of $143.6 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California.  The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”), its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits.  The Bank’s deposits are federally insured up to applicable limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank System since 1956.

The Bank’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Dublin, Escondido, Glendora, Hermosa Beach, Rancho Cucamonga, Riverside (4) and Roseville, California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 21, 2011, the Corporation declared a quarterly cash dividend of $0.03 per share for the Corporation’s shareholders of record at the close of business on August 19, 2011, which was paid on September 16, 2011.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action  or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, that adversely affect our business, as well as changes in regulatory policies and principles or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and subsequently filed Quarterly Reports on Form 10-Q.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  Management reviews impaired loans on a quarterly basis.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  A general loan loss allowance is provided on loans not specifically identified as impaired.  The general loan loss allowance is determined based on a qualitative and a quantitative analysis using a loss migration methodology.  The formula allowance is based primarily on historical experience applied to loans classified by type and loan grade, and as a result can differ from actual losses incurred in the future; and qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions which may also influence actual results.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.

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
c)           A reduction in the accrued interest.
d)           Extensions, deferrals, renewals and rewrites.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds primarily in single-family, multi-family and commercial real estate loans.  The Bank also, to a lesser extent, makes construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.  As a result of a federal rule which took effect July 6, 2010, the Bank may no longer collect overdraft protection fees unless the consumer consents, or opts in, to the overdraft service; this change has reduced the amount the Bank collects on overdraft protection fees.

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management recognizes that the total balance sheet may decline or stabilize in response to current weaknesses in general economic conditions, which may improve capital ratios and mitigate credit and liquidity risk.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to modify its operations in response to the rapidly changing mortgage banking environment.  Most recently, the Corporation has been increasing the number of mortgage banking personnel to capitalize on the increasing loan demand which is the result of significantly lower mortgage interest rates.  Changes may also include a different product mix, further tightening of underwriting standards, variations in its operating expenses or a combination of these and other changes.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors, see “Safe-Harbor Statement” on page 26 and “Item 1A – Risk Factors” on page 50.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at September 30, 2011 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than	1 to less	3 to	Over
	1 year	than 3 years	5 years	5 years	Total
Operating obligations	$1,510	$1,559	$625	$781	$4,475
Pension benefits	-	50	400	6,353	6,803
Time deposits	293,174	152,448	36,816	1,784	484,222
FHLB – San Francisco advances	75,420	89,911	2,345	35,723	203,399
FHLB – San Francisco letter of credit	13,000	-	-	-	13,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$386,251	$243,968	$40,186	$44,641	$715,046

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 17 to 18.

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

Total assets increased $5.4 million to $1.32 billion at September 30, 2011 from $1.31 billion at June 30, 2011.  The increase was primarily attributable to an increase in loans held for sale, partly offset by a decrease in cash and cash equivalents and loans held for investment.  The slight increase in total assets and the relatively high balance in cash and cash equivalents were consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, decreased $62.4 million, or 44 percent, to $80.2 million at September 30, 2011 from $142.6 million at June 30, 2011.  The decrease was primarily attributable to the increase in loans held for sale and a decrease in borrowings, partly offset by the decrease in loans held for investment and an increase in total deposits.

Total investment securities decreased $940,000, or four percent, to $25.3 million at September 30, 2011 from $26.2 million at June 30, 2011.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For a further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 8 to 9.

Loans held for investment decreased $22.0 million, or three percent, to $859.6 million at September 30, 2011 from $881.6 million at June 30, 2011.  Total loan principal payments during the first three months of fiscal 2012 were $35.6 million, compared to $28.1 million during the comparable period in fiscal 2011.  In addition, real estate owned acquired in the settlement of loans in the first three months of fiscal 2012 was $5.7 million, a 62 percent decline from $15.0 million in the same period last year.  During the first three months of fiscal 2012, the Bank originated $15.8 million of loans held for investment, consisting of multi-family and commercial real estate loans, compared to $579,000, primarily in commercial real estate and multi-family loans, for the same period last year.  During the first three months of fiscal 2012 and 2011, the Bank did not purchase any loans.  The balance of preferred loans decreased two percent to $403.2 million at September 30, 2011, compared to $413.0 million at June 30, 2011, and represented 45.4 percent and 45.3 percent of loans held for investment at such dates, respectively.  The balance of single-family loans held for investment decreased three percent to $480.5 million at September 30, 2011, compared to $494.2 million at June 30, 2011, and represented approximately 54.1 percent and 54.2 percent of loans held for investment at such dates, respectively.  This shift in the loan portfolio mix was consistent with the Corporation’s management of its credit risk profile in response to current economic conditions.

The table below describes the geographic dispersion of real estate secured loans held for investment at September 30, 2011 and June 30, 2011, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of September 30, 2011
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 147,596	31%	$ 259,585	54%	$ 69,148	14%	$ 4,201	1%	$ 480,530	100%
Multi-family	32,400	11%	211,568	71%	50,545	17%	3,559	1%	298,072	100%
Commercial real estate	49,237	49%	48,167	48%	1,868	2%	1,591	1%	100,863	100%
Other	1,528	100%	-	-%	-	-%	-	-%	1,528	100%
Total	$ 230,761	26%	$ 519,320	59%	$ 121,561	14%	$ 9,351	1%	$ 880,993	100%

(1)	Other than the Inland Empire.

As of June 30, 2011
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 150,803	31%	$ 268,510	54%	$ 70,556	14%	$ 4,323	1%	$ 494,192	100%
Multi-family	31,911	10%	215,618	71%	53,705	18%	3,574	1%	304,808	100%
Commercial real estate	50,485	49%	49,674	48%	1,877	2%	1,601	1%	103,637	100%
Other	1,530	100%	-	- %	-	- %	-	- %	1,530	100%
Total	$ 234,729	26%	$ 533,802	59%	$ 126,138	14%	$ 9,498	1%	$ 904,167	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $86.5 million, or 45 percent, to $278.2 million at September 30, 2011 from $191.7 million at June 30, 2011.  The increase was primarily due to the timing difference between loan fundings and loan sale settlements.

Total deposits increased $16.1 million, or two percent, to $961.9 million at September 30, 2011 from $945.8 million at June 30, 2011.  Transaction accounts increased $17.0 million, or four percent, to $489.3 million at September 30, 2011 from $472.3 million at June 30, 2011; and time deposits decreased slightly to $472.6 million at September 30, 2011 from $473.5 million at June 30, 2011.  The increase in transaction accounts was primarily attributable to the Bank’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $20.0 million, or 10 percent, to $186.6 million at September 30, 2011 from $206.6 million at June 30, 2011.  The decrease was due primarily to the scheduled maturities.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 29 months at September 30, 2011, unchanged from June 30, 2011.

Total stockholders’ equity increased $1.9 million, or one percent, to $143.6 million at September 30, 2011, from $141.7 million at June 30, 2011, primarily as a result of net income, partly offset by stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” on page 51) and quarterly cash dividends paid during the first three months of fiscal 2012.

Comparison of Operating Results for the Quarters Ended September 30, 2011 and 2010

The Corporation’s net income for the quarter ended September 30, 2011 was $2.3 million, a decrease of $2.2 million or 49 percent, from $4.5 million during the same quarter of fiscal 2011.  The decrease in net earnings was primarily a result of a $1.0 million decrease in net interest income, a $1.8 million decrease in non-interest income and a $1.1 million increase in non-interest expenses, partly offset by a $1.7 million decrease in the provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, increased to 71 percent for the first quarter of fiscal 2012 from 56 percent for the same period of fiscal 2011.  The increase in the efficiency ratio was primarily the result of the decrease in net interest income, the decrease in non-interest income and the increase in non-interest expense.

Return on average assets for the quarter ended September 30, 2011 was 0.71 percent, down 58 basis points from 1.29 percent in the same period last year.  Return on average equity for the quarter ended September 30, 2011 was 6.51 percent compared to 13.93 percent for the same period last year.  Diluted earnings per share for the quarter ended September 30, 2011 were $0.20, compared to $0.40 per share for the quarter ended September 30, 2010.

Net Interest Income:

For the Quarters Ended September 30, 2011 and 2010.  Net interest income (before the provision for loan losses) decreased $1.0 million, or 10 percent, to $8.8 million for the quarter ended September 30, 2011 from $9.8 million in the comparable period in fiscal 2011, due to a decline in average earning assets and a decline in the net interest margin.  The average balance of earning assets decreased $71.5 million, or five percent, to $1.26 billion in the first quarter of fiscal 2012 from $1.33 billion in the comparable period of fiscal 2011, consistent with the Corporation’s strategy of managing liquidity and credit risks during the current economic uncertainty.  The net interest margin was 2.79 percent in the first quarter of fiscal 2012, down 16 basis points from 2.95 percent in the same period of fiscal 2011 due to the declining yield of interest-earning assets outpacing the decline in the average cost of liabilities.  The weighted-average yield of interest-earning assets decreased by 64 basis points to 4.13 percent, while the weighted-average cost of interest-bearing liabilities decreased by 49 basis points to 1.45 percent for the first quarter of fiscal 2012 as compared to the same period last year.

Interest Income:

For the Quarters Ended September 30, 2011 and 2010.  Total interest income decreased by $2.9 million, or 18 percent, to $13.0 million for the first quarter of fiscal 2012 from $15.9 million in the same quarter of fiscal 2011.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average balance of earning assets decreased $71.5 million, or five percent, to $1.26 billion during the first quarter of fiscal 2012 from $1.33 billion during the comparable period of fiscal 2011. The average yield on earning assets during the first quarter of fiscal 2012 was 4.13 percent, 64 basis points lower than the average yield of 4.77 percent during the same period of fiscal 2011.

Loans receivable interest income decreased $2.9 million, or 19 percent, to $12.7 million in the quarter ended September 30, 2011 from $15.6 million for the same quarter of fiscal 2011.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first quarter of fiscal 2012 decreased 51 basis points to 4.83 percent from 5.34 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans receivable, including loans held for sale, decreased $108.6 million, or nine percent, to $1.06 billion during the first quarter of fiscal 2012 from $1.17 billion in the same quarter of fiscal 2011.

Interest income from investment securities decreased $94,000, or 39 percent, to $147,000 during the quarter ended September 30, 2011 from $241,000 in the same quarter of fiscal 2011.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $8.1 million, or 24 percent, to $25.8 million during the first quarter of fiscal 2012 from $33.9 million during the same quarter of fiscal 2011.  The decrease in the average balance was primarily due to a $3.3 million security which was called by the issuer in January 2011 as well as the scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 56 basis points to 2.28 percent during the quarter ended September 30, 2011 from 2.84 percent during the quarter ended September 30, 2010.  The decrease in the average yield of investment securities was primarily attributable to the repricing of mortgage-backed securities to lower interest rates.  During the first quarter of fiscal 2012, the Bank did not purchase any investment securities, while $898,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco’s cash dividend received in the first quarter of fiscal 2012 was $18,000, compared to $36,000 in the same quarter of fiscal 2011.  In the first quarter of fiscal 2012, the Bank received a $1.2 million partial redemption of the FHLB – San Francisco’s excess capital stock, similar to the capital stock redemption in the same period of fiscal 2011.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $97,000 in the first quarter of fiscal 2012, up from $65,000 in the same quarter of fiscal 2011.  The increase was due to a higher average balance for the quarter ending September 30, 2011 as compared to the same period last year as the average yield was unchanged at 25 basis points.  The average balance of the interest-earning deposits in the first quarter of fiscal 2012 was $152.3 million, an increase of $50.0 million or 49 percent, from $102.3 million in the same quarter of fiscal 2011.

Interest Expense:

For the Quarters Ended September 30, 2011 and 2010.  Total interest expense for the quarter ended September 30, 2011 was $4.2 million as compared to $6.1 million for the same period last year, a decrease of $1.9 million, or 31 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities and, to a much lesser extent, a lower average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities was 1.45 percent during the quarter ended September 30, 2011, down 49 basis points from 1.94 percent during the same period last year.  The average balance of interest-bearing liabilities decreased $95.6 million, or eight percent, to $1.15 billion during the first quarter of fiscal 2012 from $1.25 billion during the same period of fiscal 2011, primarily as a result of the scheduled maturities of borrowings.

Interest expense on deposits for the quarter ended September 30, 2011 was $2.3 million as compared to $2.8 million for the same period last year, a decrease of $498,000, or 18 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, offset slightly by a higher average balance.  The average cost of deposits decreased to 0.97 percent during the quarter ended September 30, 2011 from 1.20 percent during the same quarter last year, a decrease of 23 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in transaction account (“core”) deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low short-term market interest rates.  The average balance of deposits increased $16.9 million to $954.7 million during the quarter ended September 30, 2011 from $937.8 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in the transaction account deposits.  Strategically, the Bank has been promoting core deposits and competing less aggressively for time deposits.  The increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction deposits to total deposits in the first quarter of fiscal 2012 was 50 percent, compared to 49 percent in the same period of fiscal 2011.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended September 30, 2011 decreased $1.4 million, or 42 percent, to $1.9 million from $3.3 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and to a lesser extent, lower average cost.  The average balance of borrowings decreased $112.7 million, or 36 percent, to $196.5 million during the quarter ended September 30, 2011 from $309.2 million during the same period last year.  The decrease in the average balance was due primarily to scheduled maturities.  The average cost of borrowings decreased to 3.80 percent for the quarter ended September 30, 2011 from 4.19 percent in the same quarter last year, a decrease of 39 basis points.  The decrease in average cost was due primarily to maturities of higher costing advances.

The following table depicts the average balance sheets for the quarters ended September 30, 2011 and 2010, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2011			September 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,056,661	$ 12,749	4.83%	$ 1,165,264	$ 15,561	5.34%
Investment securities	25,767	147	2.28%	33,905	241	2.84%
FHLB – San Francisco stock	26,364	18	0.27%	31,143	36	0.46%
Interest-earning deposits	152,329	97	0.25%	102,307	65	0.25%

Total interest-earning assets	1,261,121	13,011	4.13%	1,332,619	15,903	4.77%

Non interest-earning assets	52,851			67,558

Total assets	$ 1,313,972			$ 1,400,177

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 270,684	200	0.29%	$ 258,003	305	0.47%
Savings accounts	211,200	225	0.42%	204,597	340	0.66%
Time deposits	472,848	1,906	1.60%	475,174	2,184	1.82%

Total deposits	954,732	2,331	0.97%	937,774	2,829	1.20%

Borrowings	196,536	1,882	3.80%	309,150	3,262	4.19%

Total interest-bearing liabilities	1,151,268	4,213	1.45%	1,246,924	6,091	1.94%

Non interest-bearing liabilities	20,182			23,249

Total liabilities	1,171,450			1,270,173

Stockholders’ equity	142,522			130,004
Total liabilities and stockholders’ equity
	$ 1,313,972			$ 1,400,177

Net interest income		$ 8,798			$ 9,812

Interest rate spread (3)			2.68%			2.83%
Net interest margin (4)			2.79%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities

			109.54%			106.87%
Return on average assets			0.71%			1.29%
Return on average equity			6.51%			13.93%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $247 and $140 for the quarters ended September 30, 2011 and 2010, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $45.5 million and $52.8 million during the quarters ended September 30, 2011 and 2010, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters ended September 30, 2011 and 2010, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2011 Compared
	To Quarter Ended September 30, 2010
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,500)	$(1,450)	$138	$(2,812)
Investment securities	(47)	(58)	11	(94)
FHLB – San Francisco stock	(15)	(5)	2	(18)
Interest-bearing deposits	-	32	-	32
Total net change in income on interest-earning assets
	(1,562)	(1,481)	151	(2,892)

Interest-bearing liabilities:
Checking and money market accounts	(114)	15	(6)	(105)
Savings accounts	(122)	11	(4)	(115)
Time deposits	(268)	(11)	1	(278)
Borrowings	(302)	(1,189)	111	(1,380)
Total net change in expense on interest-bearing liabilities
	(806)	(1,174)	102	(1,878)
Net (decrease) increase in net interest income
	$(756)	$(307)	$49	$(1,014)

(1)
Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended September 30, 2011 and 2010.  During the first quarter of fiscal 2012, the Corporation recorded a provision for loan losses of $972,000, compared to $877,000 in the same period of fiscal 2011.  The loan loss provision in the first quarter of fiscal 2012 was attributable to $1.3 million in specific loan loss provisions from loan classification downgrades, partly offset by a recovery in general loan loss provision of $351,000.  Total classified loans were $59.2 million at September 30, 2011 as compared to $77.2 million at September 30, 2010.

The general loan loss allowance was determined through quantitative and qualitative adjustments including specific loan loss allowances in the loss experience analysis and to reflect the impact on loans held for investment resulting from the current general economic conditions of the U.S. and California economy such as the high unemployment rates, and lower home prices in California.  See related discussion of “Asset Quality” on pages 37 to 44.

At September 30, 2011, the allowance for loan losses was $28.7 million, comprised of $15.9 million of general loan loss reserves and $12.8 million of specific loan loss reserves, in comparison to the allowance for loan losses of $30.5 million at June 30, 2011, comprised of $16.4 million of general loan loss reserves and $14.1 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 3.23 percent at September 30, 2011 compared to 3.34 percent at June 30, 2011.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 9 to 17.

Non-Interest Income:

For the Quarters Ended September 30, 2011 and 2010.  Total non-interest income decreased $1.8 million, or 17 percent, to $8.5 million during the quarter ended September 30, 2011 from $10.3 million during the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans, partly offset by an improvement in the sale and operations of real estate owned acquired in the settlement of loans.

The net gain on sale of loans decreased $2.1 million, or 22 percent, to $7.3 million for the first quarter of fiscal 2012 from $9.4 million in the same quarter of fiscal 2011.  Total loans sold for the quarter ended September 30, 2011 were $485.7 million, a decrease of $105.1 million or 18 percent, from $590.8 million for the same quarter last year.  The average loan sale margin for PBM during the first quarter of fiscal 2012 was 1.12 percent, down 30 basis points from 1.42 percent in the same period of fiscal 2011.  The gain on sale of loans for the first quarter of fiscal 2012 includes a $1.1 million recourse provision on loans sold that are subject to repurchase, compared to a $536,000 recourse provision in the comparable quarter last year.  As of September 30, 2011, the total recourse reserve for loans sold that are subject to repurchase was $5.2 million, compared to $4.2 million at June 30, 2011 and $6.5 million at September 30, 2010 (see “Asset Quality” for the summary of the recourse liability on page 37).  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net gain of $6.4 million, in the first quarter of fiscal 2012 as compared to a favorable fair-value adjustment, a net gain of $3.4 million, in the same period last year.  As of September 30, 2011, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 resulted in a gain of $14.1 million, compared to a gain of $7.5 million at June 30, 2011 and a gain of $10.2 million at September 30, 2010.

Total loans originated for sale decreased $81.4 million, or 13 percent, to $568.1 million in the first quarter of fiscal 2012 from $649.5 million during the same period last year.  The loan origination volumes were achieved as a result of continuing favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and a relatively high volume of activity resulting from relatively low mortgage interest rates.  The mortgage banking environment remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $32,000 in the first quarter of fiscal 2012 compared to a net loss of $(368,000) in the same quarter last year.  The net gain in the first quarter of fiscal 2012 was primarily due to a $361,000 net gain on the sale of real estate owned, partly offset by operating expenses of $224,000 and a $105,000 provision for losses on real estate owned.  Eighteen real estate owned properties were sold in the quarter ended September 30, 2011 as compared to 27 properties sold in the quarter ended September 30, 2010.  See the related discussion on “Asset Quality” on pages 37 to 44.

Non-Interest Expense:

For the Quarters Ended September 30, 2011 and 2010.  Total non-interest expense in the quarter ended September 30, 2011 was $12.3 million, an increase of $1.1 million or 10 percent, as compared to $11.2 million in the same quarter of fiscal 2011.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits, partly offset by a decrease in deposit insurance premiums and regulatory assessments.

Total salaries and employee benefits increased $1.5 million, or 20 percent, to $8.9 million in the first quarter of fiscal 2012 from $7.4 million in the same period of fiscal 2011.  The increase was primarily attributable to higher employee salaries ($651,000), higher contributions to the ESOP ($292,000) and an adjustment resulting from the vesting of the restricted stock awards and stock option grants under the equity incentive plans ($258,000).

Deposit insurance premiums and regulatory assessments decreased $510,000, or 75 percent, to $171,000 in the first quarter of fiscal 2012 from $681,000 in the same quarter of fiscal 2011.  The decrease was primarily attributable to lower deposit insurance premiums resulting from an improvement in the Bank’s risk category rating, the change in the FDIC’s methodology for calculating the premium and a subsequent accrual adjustment.

Provision (benefit) for income taxes:

The income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, bank-owned life insurance policies and certain California tax-exempt loans.  Therefore, there are normal fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarters Ended September 30, 2011 and 2010.  The income tax provision was $1.8 million for the quarter ended September 30, 2011 as compared to $3.5 million during the same period last year.  The effective income tax rate for the quarter ended September 30, 2011 was 43.1 percent as compared to 43.8 percent in the same quarter last year.  The slight decrease in the effective income tax rate was primarily the result of a lower percentage of permanent tax differences relative to income before taxes.  The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2012 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, were unchanged at $37.1 million at both September 30, 2011 and June 30, 2011.  The non-performing loans at September 30, 2011 were primarily comprised of 113 single-family loans ($31.6 million); four commercial real estate loans ($2.6 million); two multi-family loans ($1.9 million); one other mortgage loan ($972,000); three commercial business loans ($3,000); and two consumer loans that were classified as a complete loss.  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

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

As of September 30, 2011, restructured loans decreased to $36.1 million from $39.2 million at June 30, 2011.  At September 30, 2011 and June 30, 2011, $17.1 million and $18.4 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2011, $26.3 million, or 73 percent, of the restructured loans have a current payment status; this compares to $31.0 million, or 79 percent, of restructured loans that had a current payment status as of June 30, 2011.

The non-performing loans as a percentage of loans held for investment increased slightly to 4.31 percent at September 30, 2011 from 4.21 percent at June 30, 2011.  Real estate owned was $7.3 million (52 properties) at September 30, 2011, a decrease of $1.0 million or 12 percent from $8.3 million (54 properties) at June 30, 2011.  The Bank has not suspended foreclosures because, to date, the Bank has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Bank maintains the original promissory note and deed of trust for loans held for investment and for those loans serviced for others.  As a result, the Bank does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets decreased to 3.36 percent at September 30, 2011 from 3.46 percent at June 30, 2011.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 9 to 17.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.

During the first quarter of fiscal 2012, the Bank repurchased three loans, totaling $856,000 from investors pursuant to the recourse/repurchase covenants contained in the Bank’s loan sale agreements, while some repurchase requests were settled that did not result in the repurchase of the loan itself.  In the first quarter of fiscal 2011, the Bank did not repurchase any loans from investors, while some repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests were borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first quarter of fiscal 2012, the Bank settled claims for $96,000 and increased the recourse reserve by $1.0 million.  This compares to the first quarter of fiscal 2011 when the Bank settled claims for $373,000 and increased the recourse reserve by $163,000.  As of September 30, 2011, the total recourse reserve for loans sold that are subject to repurchase was $5.2 million, compared to $4.2 million at June 30, 2011 and $6.5 million at September 30, 2010.  The Bank has implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Bank is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.  The following table shows the summary of the recourse liability for the quarters ended September 30, 2011 and 2010:

	For the Quarters Ended September 30,
Recourse Liability	2011	2010
(In Thousands)

Balance, beginning of the period	$4,216	$6,335
Provision	1,101	536
Net settlements in lieu of loan repurchases	(96)	(373)
Balance, end of the period	$5,221	$6,498

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2011:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars In Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 232,006	734	73%	5.11 years
Stated income (5)	$ 249,774	731	71%	5.77 years
FICO less than or equal to 660	$ 15,110	643	68%	6.54 years
Over 30-year amortization	$ 19,023	735	67%	6.05 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $22.7 million of “Interest only,” $27.7 million of “Stated income,” $2.8 million of “FICO less than or equal to 660,” and $2.4 million of “Over 30-year amortization” balances were non-performing.

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

(3)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower stated income on his/her loan application which was not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2011:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 7,465	23%	-%
Fully amortize between 1 year and 5 years	119,882	11%	-%
Fully amortize after 5 years	104,659	7%	1%
Total	$ 232,006	10%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2011:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 226,242	10%	1%
Interest rate reset between 1 year and 5 years	23,503	18%	-%
Interest rate reset after 5 years	29	-%	-%
Total	$ 249,774	11%	1%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the majority of the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.  The higher delinquency levels experienced by the Bank during fiscal 2011 and the first three months of fiscal 2012 were primarily due to high unemployment caused by the recession and continuing weakness in the economy as well as the decline in real estate values, particularly in Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at September 30, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
Loan balance (in thousands)	$32,353	$68,076	$147,600	$120,838	$72,149	$32,412	$1,776	$1,046	$1,490	$477,740
Weighted-average LTV (1)	60%	72%	70%	70%	72%	77%	59%	78%	63%	71%
Weighted-average age (in years)	10.60	7.05	6.19	5.21	4.23	3.50	2.32	1.24	0.44	5.84
Weighted-average FICO (2)	717	723	731	740	732	742	750	738	755	733
Number of loans	218	210	388	273	140	61	7	4	6	1,307

Geographic breakdown (%)
Inland Empire	38%	28%	30%	29%	28%	30%	100%	78%	55%	30%
Southern California (3)	57%	66%	63%	51%	40%	39%	-%	22%	24%	54%
Other California (4)	4%	5%	7%	18%	31%	31%	-%	-%	21%	15%
Other States	1%	1%	-%	2%	1%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at September 30, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
Loan balance (in thousands)	$15,161	$37,319	$48,659	$79,926	$81,991	$14,477	$ -	$965	$19,574	$298,072
Weighted-average LTV (1)	45%	49%	52%	55%	56%	49%	-%	69%	63%	54%
Weighted-average DCR (2)	1.61x	1.47x	1.27x	1.27x	1.25x	1.43x	-x	1.33x	1.49x	1.33x
Weighted-average age (in years)	9.33	7.28	6.25	5.26	4.23	3.45	-	1.42	0.23	5.17
Weighted-average FICO (3)	723	708	705	706	702	757	-	715	701	710
Number of loans	37	52	79	91	105	20	-	4	20	408

Geographic breakdown (%)
Inland Empire	19%	21%	8%	9%	3%	10%	-%	-%	34%	11%
Southern California (4)	74%	75%	65%	58%	85%	88%	-%	33%	60%	71%
Other California (5)	7%	3%	26%	30%	12%	2%	-%	67%	6%	17%
Other States	-%	1%	1%	3%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	-%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2011:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 207,440	1%	-%	5%
Interest rate reset or mature between 1 year and 5 years	61,185	-%	-%	9%
Interest rate reset or mature after 5 years	29,447	-%	-%	16%
Total	$ 298,072	1%	-%	7%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at September 30, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total (5) (6)
Loan balance (in thousands)	$17,382	$8,519	$15,786	$18,892	$19,265	$6,152	$11,108	$429	$3,330	$100,863
Weighted-average LTV (1)	43%	50%	47%	57%	54%	37%	59%	56%	38%	50%
Weighted-average DCR (2)	1.60x	2.41x	2.03x	2.40x	2.32x	1.74x	1.22x	1.23x	2.10x	2.00x
Weighted-average age (in years)	9.54	7.22	6.20	5.17	4.25	3.43	2.25	1.32	0.06	5.47
Weighted-average FICO (2)	732	709	700	720	716	756	722	705	688	717
Number of loans	33	16	21	21	20	10	5	3	2	131

Geographic breakdown (%):
Inland Empire	65%	28%	66%	20%	41%	7%	86%	48%	100%	49%
Southern California (3)	35%	72%	34%	80%	50%	93%	-%	52%	-%	48%
Other California (4)	-%	-%	-%	-%	9%	-%	-%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	14%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $26.5 million in Retail; $25.0 million in Office; $9.5 million in Medical/Dental Office; $9.2 million in Mixed Use; $8.8 million in Light Industrial/Manufacturing; $4.8 million in Warehouse; $3.5 million in Restaurant/Fast Food; $3.3 million in Mini-Storage; $2.9 million in Research and Development; $2.2 million in Mobile Home Parks; $2.0 million in Schools; $1.9 million in Hotel and Motel; $1.0 million in Automotive – Non Gasoline; and $320,000 in Other.

(6)	Consisting of $67.9 million or 67.3% in investment properties and $33.0 million or 32.7% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2011:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 67,115	4%	-%	27%
Interest rate reset or mature between 1 year and 5 years	21,663	-%	-%	33%
Interest rate reset or mature after 5 years	12,085	-%	-%	49%
Total	$ 100,863	3%	-%	31%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves at the dates indicated:

	At September 30,	At June 30,
	2011	2011
(Dollars In Thousands)

Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$17,614	$16,705
Multi-family	1,437	1,463
Commercial real estate	939	560
Total	19,990	18,728

Accruing loans past due 90 days or
more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	13,940	15,133
Multi-family	490	490
Commercial real estate	1,660	1,660
Other	972	972
Commercial business loans	3	143
Total	17,065	18,398

Total non-performing loans	37,055	37,126

Real estate owned, net	7,300	8,329
Total non-performing assets	$44,355	$45,455

Restructured loans on accrual status:
Mortgage loans:
Single-family	$12,940	$15,589
Multi-family	4,172	3,665
Commercial real estate	1,473	1,142
Other	236	237
Commercial business loans	189	125
Total	$19,010	$20,758

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	4.31%	4.21%

Non-performing loans as a percentage of total assets	2.81%	2.82%

Non-performing assets as a percentage of total assets	3.36%	3.46%

The following table describes the non-performing loans by the calendar year of origination as of September 30, 2011:

	Calendar Year of Origination
(Dollars In Thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
Mortgage loans:
Single-family	$ 965	$ 4,885	$ 8,511	$ 9,003	$ 5,968	$ 1,855	$ 201	$ 166	$ -	$ 31,554
Multi-family	-	-	-	1,927	-	-	-	-	-	1,927
Commercial real estate	-	1,293	-	918	388	-	-	-	-	2,599
Other	-	-	-	-	-	-	972	-	-	972
Commercial business loans	-	-	-	-	-	-	3	-	-	3
Total	$ 965	$ 6,178	$ 8,511	$ 11,848	$ 6,356	$ 1,855	$ 1,176	$ 166	$ -	$ 37,055

The following table describes the non-performing loans by the geographic location as of September 30, 2011:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 11,506	$ 16,670	$ 3,035	$ 343	$ 31,554
Multi-family	490	-	1,437	-	1,927
Commercial real estate	-	2,599	-	-	2,599
Other	972	-	-	-	972
Commercial business loans	3	-	-	-	3
Total	$ 12,971	$ 19,269	$ 4,472	$ 343	$ 37,055

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of specific loan loss reserves, and real estate owned at the dates indicated:

	At September 30, 2011		At June 30, 2011
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 2,674	9	$ 2,570	12
Multi-family	4,960	4	3,665	2
Commercial real estate	6,472	6	6,531	6
Commercial business loans	177	3	78	2
Total special mention loans	14,283	22	12,844	22

Substandard loans:
Mortgage loans:
Single-family	32,714	121	33,493	125
Multi-family	3,416	5	3,265	5
Commercial real estate	7,836	10	7,527	9
Other	972	1	972	1
Commercial business loans	15	4	156	5
Consumer loans	-	2	-	-
Total substandard loans	44,953	143	45,413	145

Total classified loans	59,236	165	58,257	167

Real estate owned:
Single-family	5,682	24	6,718	26
Multi-family	920	1	1,041	1
Commercial real estate	102	1	102	1
Other	596	26	468	26
Total real estate owned	7,300	52	8,329	54

Total classified assets	$ 66,536	217	$ 66,586	221

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and sold for the quarters indicated (in thousands):

	For the Quarters Ended
	September 30,
	2011	2010
Loans originated for sale:
Retail originations	$ 207,549	$ 233,739
Wholesale originations	360,511	415,732
Total loans originated for sale (1)	568,060	649,471

Loans sold:
Servicing released	(481,393)	(590,589)
Servicing retained	(4,326)	(185)
Total loans sold (2)	(485,719)	(590,774)

Loans originated for investment:
Mortgage loans:
Multi-family	12,979	140
Commercial real estate	2,865	439
Total loans originated for investment	15,844	579

Mortgage loan principal repayments	(35,576)	(28,103)
Real estate acquired in the settlement of loans	(5,682)	(14,975)
Increase in other items, net (3)	7,646	4,713

Net increase in loans held for investment and loans held for sale at fair value	$ 64,573	$ 20,911

(1)	Includes PBM loans originated for sale during the first quarter of fiscal 2012 and 2011 totaling $568.1 million and $649.5 million, respectively.
(2)	Includes PBM loans sold during the first quarter of fiscal 2012 and 2011 totaling $485.7 million and $590.2 million, respectively.
(3)	Includes net changes in deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

Loans that the Bank has originated for sale are primarily sold on a servicing released basis.  Clear ownership is conveyed to the investor by endorsing the original note in favor of the investor; transferring the servicing to a new servicer consistent with investor instructions; communicating the servicing transfer to the borrower as required by law; and shipping the original loan file and collateral instruments to the investor contemporaneous with receiving the cash proceeds from the sale of the loan.  Additionally, the Bank registers the change of ownership in the mortgage electronic registration system known as MERS as required by the contractual terms of the loan sale agreement.  The Bank does not believe that doing this additional registration clouds ownership of the note since the steps previously described have also been taken.  Also, the Bank retains an imaged copy of the entire loan file and collateral instruments as an abundance of caution in the event questions arise that can only be answered by reviewing the loan file.  Additionally, the Bank does not originate or sponsor mortgage-backed securities.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment and loans held for sale.  During the first three months of fiscal 2012 and 2011, the Bank originated $583.9 million and $650.1 million of loans, respectively.  During the first three months of fiscal 2012 and 2011, the Bank did not purchase any loans from other financial institutions.  The total loans sold in the first three months of fiscal 2012 and 2011 were $485.7 million and $590.8 million, respectively.  At September 30, 2011, the Bank had loan origination commitments totaling $188.6 million and undisbursed lines of credit totaling $4.4 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first three months of fiscal 2012, the net increase in deposits was $16.1 million in comparison to a net decrease in deposits of $685,000 during the same period in fiscal 2011.  On September 30, 2011, time deposits that are scheduled to mature in one year or less were $287.6 million and the total time deposits with a principal amount of $100,000 or higher were $234.7 million, including brokered time deposits of $12.2 million.   Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2011, total cash and cash equivalents were $80.2 million, or six percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2011, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $257.3 million and the remaining unused collateral was $413.6 million.  In addition, the Bank has secured a $22.3 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $23.5 million.  As of September 30, 2011, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2011 increased to 35.7 percent from 34.7 percent during the quarter ended June 30, 2011.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum ratio of 2.0 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of September 30, 2011, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of September 30, 2011 were as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 136,380	10.34%
Requirement	26,383	2.00

Excess over requirement	$ 109,997	8.34%

Core capital	$ 136,380	10.34%
Requirement to be “Well Capitalized”	65,958	5.00

Excess over requirement	$ 70,422	5.34%

Total risk-based capital	$ 144,038	16.91%
Requirement to be “Well Capitalized”	85,199	10.00

Excess over requirement	$ 58,839	6.91%

Tier 1 risk-based capital	$ 133,323	15.65%
Requirement to be “Well Capitalized”	51,120	6.00

Excess over requirement	$ 82,203	9.65%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first quarter of fiscal 2012, the Bank declared and paid a cash dividend of $5.0 million to the Corporation, while the Corporation paid $343,000 of cash dividends to its shareholders.

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 17 to 18.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2011	2011	2010

Loans serviced for others (in thousands)	$ 107,323	$ 109,351	$ 125,187

Book value per share	$ 12.55	$ 12.41	$ 11.61

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

Through the use of an internal interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 0.25% making an immediate change of -200 and -300 basis points impossible.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2011 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 138,260	$ (8,338)	$ 1,305,251	10.59%	-28 bp
+200 bp	$ 146,741	$ 143	$ 1,325,323	11.07%	+20 bp
+100 bp	$ 152,248	$ 5,650	$ 1,342,015	11.34%	+47 bp
0 bp	$ 146,598	$ -	$ 1,348,412	10.87%	- bp
-100 bp	$ 151,154	$ 4,556	$ 1,359,731	11.12%	+25 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2011 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a 0 basis point rate shock at September 30, 2011 and a -100 basis point rate shock at June 30, 2011.

	At September 30, 2011		At June 30, 2011 (1)
	(0 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	10.87%		12.38%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.87%		12.18%
Sensitivity Measure: Change in NPV Ratio	0	bp	20	bp
TB 13a Level of Risk	Minimal		Minimal

(1) The June 30, 2011 interest rate risk results were provided by the OTS.

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 200, plus 100 and minus 100 basis points.  The following table describes the results of the analysis at September 30, 2011 and June 30, 2011.

At September 30, 2011		At June 30, 2011
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+29.83%	+200 bp	+32.23%
+100 bp	+20.01%	+100 bp	+21.70%
-100 bp	-5.38%	-100 bp	-12.00%

At both September 30, 2011 and June 30, 2011, the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2011 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2012.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2011	-	$ -	-	570,932
August 1 – 31, 2011	11,523	8.11	-	570,932
September 1 – 30, 2011	68,167	8.40	68,167	502,765
Total	79,690	$ 8.36	68,167	502,765

(1)
On July 21, 2011, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation’s outstanding common stock, or approximately 570,932 shares, which expires on July 21, 2012.

During the quarter ended September 30, 2011, the Corporation purchased 79,690 shares of the Corporation’s common stock, of which 11,523 shares was purchased from employees to satisfy their withholding tax obligations resulting from the vesting of restricted stock awards. The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

November 9, 2011	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2011	/s/ Donavon P. Ternes
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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.