Form 10-Q/A
period 2011-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2011-11-15
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended September 30, 2011, initially filed with the Securities and Exchange Commission (“SEC”) on November 9, 2011 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.  Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

Item 6. Exhibits

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

10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.14	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.15	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.16	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2010)

10.17	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements. (2)

________
(1)	Filed with Provident Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on November 9, 2011 for the period ended September 30, 2011.
(2)
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

Provident Financial Holdings, Inc.

November 15, 2011	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 15, 2011	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

4