Form 10-Q
period 2011-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2012-02-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes             ✓ .                      No                  .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ✓  .No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[✓ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No   ✓  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of February 1, 2012
Common stock, $ 0.01 par value, per share	11,175,761 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2011 and June 30, 2011	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2011 and 2010	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2011 and 2010	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	32
	Safe-Harbor Statement	33
	Critical Accounting Policies	34
	Executive Summary and Operating Strategy	36
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	37
	Comparison of Financial Condition at December 31, 2011 and June 30, 2011	37
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2011 and 2010	39
	Asset Quality	48
	Loan Volume Activities	56
	Liquidity and Capital Resources	57
	Commitments and Derivative Financial Instruments	58
	Supplemental Information	59

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	59

ITEM 4 -	Controls and Procedures	61

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	61
ITEM 1A -	Risk Factors	61
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	62
ITEM 3 -	Defaults Upon Senior Securities	62
ITEM 4 -	(Removed and Reserved)	62
ITEM 5 -	Other Information	62
ITEM 6 -	Exhibits	62

SIGNATURES		64

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	December 31,	June 30,
	2011	2011
Assets
Cash and cash equivalents	$133,507	$142,550
Investment securities – available for sale, at fair value	24,106	26,193
Loans held for investment, net of allowance for loan losses of
$26,901 and $30,482, respectively	845,476	881,610
Loans held for sale, at fair value	226,790	191,678
Accrued interest receivable	3,570	3,778
Real estate owned, net	7,853	8,329
Federal Home Loan Bank (“FHLB”) – San Francisco stock	24,585	26,976
Premises and equipment, net	5,962	4,805
Prepaid expenses and other assets	26,710	28,630

Total assets	$1,298,559	$1,314,549

Liabilities and Stockholders’ Equity

Commitments and Contingencies

Liabilities:
Non interest-bearing deposits	$51,785	$45,437
Interest-bearing deposits	902,071	900,330
Total deposits	953,856	945,767

Borrowings	176,573	206,598
Accounts payable, accrued interest and other liabilities	25,260	20,441
Total liabilities	1,155,689	1,172,806

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (40,000,000 shares authorized; 17,610,865 shares issued; 11,175,761 and 11,418,654 shares outstanding, respectively)

	176	176
Additional paid-in capital	86,265	85,432
Retained earnings	151,633	148,147
Treasury stock at cost (6,435,104 and 6,192,211 shares, respectively)
	(95,757)	(92,650)
Accumulated other comprehensive income, net of tax	553	638

Total stockholders’ equity	142,870	141,743

Total liabilities and stockholders’ equity	$1,298,559	$1,314,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010
Interest income:
Loans receivable, net	$ 13,261	$ 14,888	$ 26,010	$ 30,449
Investment securities	134	217	281	458
FHLB – San Francisco stock	20	30	38	66
Interest-earning deposits	37	65	134	130
Total interest income	13,452	15,200	26,463	31,103

Interest expense:
Checking and money market deposits	176	271	376	576
Savings deposits	191	287	416	627
Time deposits	1,824	2,051	3,730	4,235
Borrowings	1,755	2,883	3,637	6,145
Total interest expense	3,946	5,492	8,159	11,583

Net interest income, before provision for loan losses	9,506	9,708	18,304	19,520
Provision for loan losses	1,132	1,048	2,104	1,925
Net interest income, after provision for loan losses	8,374	8,660	16,200	17,595

Non-interest income:
Loan servicing and other fees	176	275	308	399
Gain on sale of loans, net	5,897	9,332	13,173	18,779
Deposit account fees	626	671	1,229	1,300
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	77	(690)	109	(1,058)
Card and processing fees	309	312	640	628
Other	228	197	402	384
Total non-interest income	7,313	10,097	15,861	20,432

Non-interest expense:
Salaries and employee benefits	8,380	7,565	17,234	14,942
Premises and occupancy	956	804	1,828	1,624
Equipment	410	378	724	703
Professional expenses	455	418	888	801
Sales and marketing expenses	178	160	377	294
Deposit insurance premiums and regulatory assessments	461	664	632	1,345
Other	1,634	1,353	3,094	2,843
Total non-interest expense	12,474	11,342	24,777	22,552

Income before income taxes	3,213	7,415	7,284	15,475
Provision for income taxes	1,359	3,160	3,112	6,691
Net income	$ 1,854	$ 4,255	$ 4,172	$ 8,784

Basic earnings per share	$ 0.16	$ 0.37	$ 0.37	$ 0.77
Diluted earnings per share	$ 0.16	$ 0.37	$ 0.36	$ 0.77
Cash dividends per share	$ 0.03	$ 0.01	$ 0.06	$ 0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information
For the Quarters Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at October 1, 2011	11,439,264	$ 176	$ 86,021	$ 150,120	$ (93,316)	$ -	$ 595	$ 143,596

Comprehensive income:
Net income				1,854				1,854
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income and net of tax benefit of $(30)							(42)	(42)
Total comprehensive income								1,812

Purchase of treasury stock	(263,503)				(2,441)			(2,441)
Amortization of restricted stock			115					115
Stock options expense			129					129
Cash dividends				(341)				(341)

Balance at December 31, 2011	11,175,761	$ 176	$ 86,265	$ 151,633	$ (95,757)	$ -	$ 553	$ 142,870

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at October 1, 2010	11,407,454	$ 176	$ 85,918	$ 139,798	$ (93,942)	$ (135)	$ 654	$ 132,469

Comprehensive income:
Net income				4,255				4,255
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income and net of tax benefit of $(83)							(114)	(114)
Total comprehensive income								4,141

Amortization of restricted stock			99					99
Stock options expense			96					96
Allocations of contribution to ESOP (1)			33			67		100
Cash dividends				(114)				(114)

Balance at December 31, 2010	11,407,454	$ 176	$ 86,146	$ 143,939	$ (93,942)	$ (68)	$ 540	$ 136,791

(1)	Employee Stock Ownership Plan (“ESOP”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information
For the Six Months Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2011	11,418,654	$ 176	$ 85,432	$ 148,147	$ (92,650)	$ -	$ 638	$ 141,743

Comprehensive income:
Net income				4,172				4,172
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income and net of tax benefit of $(61)							(85)	(85)
Total comprehensive income								4,087

Purchase of treasury stock (1)	(343,193)				(3,107)			(3,107)
Distribution of restricted stock	100,300
Amortization of restricted stock			417					417
Stock options expense			416					416
Cash dividends				(686)				(686)

Balance at December 31, 2011	11,175,761	$ 176	$ 86,265	$ 151,633	$ (95,757)	$ -	$ 553	$ 142,870

(1)	Includes the repurchase of 11,523 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2010	11,406,654	$ 176	$ 85,663	$ 135,383	$ (93,942)	$ (203)	$ 667	$ 127,744

Comprehensive income:
Net income				8,784				8,784
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income and net of tax benefit of $(92)							(127)	(127)
Total comprehensive income								8,657

Distribution of restricted stock	800
Amortization of restricted stock			202					202
Stock options expense			231					231
Allocations of contribution to ESOP			50			135		185
Cash dividends				(228)				(228)

Balance at December 31, 2010	11,407,454	$ 176	$ 86,146	$ 143,939	$ (93,942)	$ (68)	$ 540	$ 136,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Six Months Ended December 31,

	2011	2010
Cash flows from operating activities:
Net income	$ 4,172	$ 8,784
Adjustments to reconcile net income to net (cash used) provided by for operating activities:
Depreciation and amortization	792	732
Provision for loan losses	2,104	1,925
(Recovery) provision for losses on real estate owned	(673)	446
Gain on sale of loans, net	(13,173)	(18,779)
Loss (gain) on sale of real estate owned, net	135	(488)
Stock-based compensation	833	433
ESOP expense	-	184
Decrease in current and deferred income taxes	2,193	1,682
Increase in cash surrender value of the bank owned life insurance	(95)	(101)
Increase in accounts payable and other liabilities	1,680	580
Decrease in prepaid expenses and other assets	524	2,692
Loans originated for sale	(1,197,004)	(1,270,013)
Proceeds from sale of loans	1,177,706	1,295,963
Net cash (used for) provided by operating activities	(20,806)	24,040

Cash flows from investing activities:
Decrease in loans held for investment, net	25,527	52,588
Principal payments from investment securities available for sale	1,983	3,725
Redemption of FHLB – San Francisco stock	2,391	2,446
Proceeds from sale of real estate owned	9,143	19,685
Purchase of premises and equipment	(1,552)	(390)
Net cash provided by investing activities	37,492	78,054

Cash flows from financing activities:
Increase (decrease) in deposits, net	8,089	(6,353)
Proceeds from long-term borrowings	-	10,000
Repayments of long-term borrowings	(30,025)	(48,024)
ESOP loan payment	-	1
Cash dividends	(686)	(228)
Treasury stock purchases	(3,107)	-
Net cash used for financing activities	(25,729)	(44,604)

Net (decrease) increase in cash and cash equivalents	(9,043)	57,490
Cash and cash equivalents at beginning of period	142,550	96,201
Cash and cash equivalents at end of period	$ 133,507	$ 153,691
Supplemental information:
Cash paid for interest	$ 8,292	$ 11,885
Cash paid for income taxes	$ 900	$ 5,005
Transfer of loans held for sale to held for investment	$ 1,336	$ -
Real estate acquired in the settlement of loans	$ 12,085	$ 25,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2011 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011.  The results of operations for the quarter ended December 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2011-01:
In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.   In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements.

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

ASU 2011-03:
In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion.  ASU No. 2011-03 is effective for the Corporation’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

ASU 2011-04:
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRSs.” ASU 2011-04 developed common requirements between GAAP and IFRSs for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 will be during interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

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

ASU 2011-10:
In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360) - Derecognition of in Substance Real Estate.”  The amendments in this Update clarify the scope of current GAAP.  The amendments will resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt.  That guidance will improve current GAAP by eliminating the diversity in practice and emphasizing that the accounting for such transactions is based on their substance rather than their form.  The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date.  Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  Early adoption is permitted.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

ASU 2011-11:
In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” The amendments in this Update will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

ASU 2011-12:
In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”  While the FSAB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring.  For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for Update 2011-05.  The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

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

As of December 31, 2011 and 2010, there were outstanding options to purchase 1,187,000 shares and 837,700 shares of the Corporation’s common stock, respectively, of which 594,000 shares and 656,700 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2011 and 2010, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,854	$4,255	$4,172	$8,784

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	11,353	11,377	11,410	11,369

Effect of dilutive securities	31	10	39	5

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	11,384	11,387	11,449	11,374

Basic earnings per share	$0.16	$0.37	$0.37	$0.77
Diluted earnings per share	$0.16	$0.37	$0.36	$0.77

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended December 31, 2011 and 2010, respectively (in thousands).

	For the Quarter Ended December 31, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 7,640	$ 1,866	$ 9,506
Provision for loan losses	1,082	50	1,132
Net interest income, after provision for loan losses	6,558	1,816	8,374

Non-interest income:
Loan servicing and other fees	160	16	176
(Loss) gain on sale of loans, net	(626)	6,523	5,897
Deposit account fees	626	-	626
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	69	8	77
Card and processing fees	309	-	309
Other	228	-	228
Total non-interest income	766	6,547	7,313

Non-interest expense:
Salaries and employee benefits	3,264	5,116	8,380
Premises and occupancy	676	280	956
Operating and administrative expenses	1,417	1,721	3,138
Total non-interest expense	5,357	7,117	12,474
Income before income taxes	1,967	1,246	3,213
Provision for income taxes	835	524	1,359
Net income	$ 1,132	$ 722	$ 1,854
Total assets, end of period	$ 1,076,995	$ 221,564	$ 1,298,559

	For the Quarter Ended December 31, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 8,619	$ 1,089	$ 9,708
Provision for loan losses	677	371	1,048
Net interest income, after provision for loan losses	7,942	718	8,660

Non-interest income:
Loan servicing and other fees	263	12	275
Gain on sale of loans, net	10	9,322	9,332
Deposit account fees	671	-	671
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(644)	(46)	(690)
Card and processing fees	312	-	312
Other	196	1	197
Total non-interest income	808	9,289	10,097

Non-interest expense:
Salaries and employee benefits	3,277	4,288	7,565
Premises and occupancy	546	258	804
Operating and administrative expenses	1,584	1,389	2,973
Total non-interest expense	5,407	5,935	11,342
Income before income taxes	3,343	4,072	7,415
Provision for income taxes	1,448	1,712	3,160
Net income	$ 1,895	$ 2,360	$ 4,255
Total assets, end of period	$ 1,203,862	$ 154,224	$ 1,358,086

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the six months ended December 31, 2011 and 2010, respectively (in thousands).

	For the Six Months Ended December 31, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 15,198	$ 3,106	$ 18,304
Provision for loan losses	1,791	313	2,104
Net interest income, after provision for loan losses	13,407	2,793	16,200

Non-interest income:
Loan servicing and other fees	279	29	308
(Loss) gain on sale of loans, net	(619)	13,792	13,173
Deposit account fees	1,229	-	1,229
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	37	72	109
Card and processing fees	640	-	640
Other	402	-	402
Total non-interest income	1,968	13,893	15,861

Non-interest expense:
Salaries and employee benefits	7,453	9,781	17,234
Premises and occupancy	1,273	555	1,828
Operating and administrative expenses	2,357	3,358	5,715
Total non-interest expense	11,083	13,694	24,777
Income before taxes	4,292	2,992	7,284
Provision for income taxes	1,854	1,258	3,112
Net income	$ 2,438	$ 1,734	$ 4,172
Total assets, end of period	$ 1,076,995	$ 221,564	$ 1,298,559

	For the Six Months Ended December 31, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 17,324	$ 2,196	$ 19,520
Provision for loan losses	1,193	732	1,925
Net interest income, after provision for loan losses	16,131	1,464	17,595

Non-interest income:
Loan servicing and other fees	374	25	399
(Loss) gain on sale of loans, net	(121)	18,900	18,779
Deposit account fees	1,300	-	1,300
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,021)	(37)	(1,058)
Card and processing fees	628	-	628
Other	382	2	384
Total non-interest income	1,542	18,890	20,432

Non-interest expense:
Salaries and employee benefits	6,476	8,466	14,942
Premises and occupancy	1,156	468	1,624
Operating and administrative expenses	3,210	2,776	5,986
Total non-interest expense	10,842	11,710	22,552
Income before taxes	6,831	8,644	15,475
Provision for income taxes	3,057	3,634	6,691
Net income	$ 3,774	$ 5,010	$ 8,784
Total assets, end of period	$ 1,203,862	$ 154,224	$ 1,358,086

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2011 and June 30, 2011 were as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$ 12,636	$ 447	$ -	$ 13,083	$ 13,083
U.S. government sponsored enterprise MBS	9,355	424	-	9,779	9,779
Private issue CMO (2)	1,314	-	(70)	1,244	1,244
Total investment securities	$ 23,305	$ 871	$ (70)	$ 24,106	$ 24,106

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$ 13,935	$ 474	$ -	$ 14,409	$ 14,409
U.S. government sponsored enterprise MBS	9,960	457	-	10,417	10,417
Private issue CMO	1,396	-	(29)	1,367	1,367
Total investment securities	$ 25,291	$ 931	$ (29)	$ 26,193	$ 26,193

In the second quarter of fiscal 2012 and 2011, the Bank received MBS principal payments of $1.1 million and $1.2 million, respectively, and did not purchase or sell investment securities.  For the first six months of fiscal 2012 and 2011, the Bank received MBS principal payments of $2.0 million and $3.7 million, respectively, and did not purchase or sell investment securities.

The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of December 31, 2011 and June 30, 2011, the unrealized holding losses relate to two adjustable rate private issue CMO which have been in an unrealized loss position for more than 12 months.  The unrealized holding losses are primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of June 30, 2011.  The Bank does not believe that there are any other-than-temporary impairments at December 31, 2011 or June 30, 2011; therefore, no impairment losses have been recorded for the quarter ended December 31, 2011.  The Bank intends and has the ability to hold the debt securities until maturity and will not likely be required to sell the debt securities before realizing a full recovery.

Contractual maturities of investment securities as of December 31, 2011 and June 30, 2011 were as follows:

	December 31, 2011		June 30, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Due in one year or less	$-	$-	$-	$-
Due after one through five years	-	-	-	-
Due after five through ten years	-	-	-	-
Due after ten years	23,305	24,106	25,291	26,193
Total investment securities	$23,305	$24,106	$25,291	$26,193

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

	December 31, 2011	June 30, 2011

Mortgage loans:
Single-family	$ 465,606	$ 494,192
Multi-family	298,285	304,808
Commercial real estate	99,718	103,637
Other	1,528	1,530
Commercial business loans	4,332	4,526
Consumer loans	604	750
Total loans held for investment, gross	870,073	909,443

Deferred loan costs, net	2,304	2,649
Allowance for loan losses	(26,901)	(30,482)
Total loans held for investment, net	$ 845,476	$ 881,610

As of December 31, 2011, the Bank had $46.5 million in mortgage loans that are subject to negative amortization, consisting of $29.7 million in multi-family loans, $10.7 million in commercial real estate loans and $6.1 million in single-family loans.  This compares to $50.4 million of negative amortization mortgage loans at June 30, 2011, consisting of $31.3 million in multi-family loans, $11.5 million in commercial real estate loans and $7.6 million in single-family loans.  During the second quarter of fiscal 2012, no loan interest income was added to the negative amortization loan balance, as compared to $10,000 of loan interest income in the comparable period of fiscal 2011.  For the first six months of fiscal 2012, approximately $13,000 of loan interest income was added to the negative amortization loan balance, down from $27,000 of loan interest income in the comparable six-month period of fiscal 2011.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of December 31, 2011 and June 30, 2011, the interest-only ARM loans were $229.6 million and $247.8 million, or 26.3% and 27.2% of loans held for investment, respectively.

The following table sets forth information at December 31, 2011 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at December 31, 2011, unchanged from June 30, 2011.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 419,631	$ 32,140	$ 6,502	$ 1,474	$ 5,859	$ 465,606
Multi-family	216,788	22,631	27,737	17,404	13,725	298,285
Commercial real estate	65,755	7,701	5,515	2,670	18,077	99,718
Other	1,292	-	-	-	236	1,528
Commercial business loans	2,020	-	-	-	2,312	4,332
Consumer loans	580	-	-	-	24	604
Total loans held for investment, gross	$ 706,066	$ 62,472	$ 39,754	$ 21,548	$ 40,233	$ 870,073

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

The following tables summarize the Corporation’s allowance for loan losses at December 31, 2011 and June 30, 2011:

(In Thousands)	December 31, 2011	June 30, 2011

General loan loss allowance:
Mortgage loans:
Single-family	$ 11,385	$ 11,561
Multi-family	2,171	2,810
Commercial real estate	1,694	1,796
Other	5	5
Commercial business loans	197	178
Consumer loans	15	16
Total general loan loss allowance	15,467	16,366

Specific loan loss allowance:
Mortgage loans:
Single-family	9,946	12,654
Multi-family	607	581
Commercial real estate	225	231
Other	320	321
Commercial business loans	336	329
Total specific loan loss allowance	11,434	14,116
Total loan loss allowance	$ 26,901	$ 30,482

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2011	2010	2011	2010

Allowance at beginning of period	$28,704	$39,086	$30,482	$43,501

Provision for loan losses	1,132	1,048	2,104	1,925

Recoveries:
Mortgage loans:
Single-family	191	-	304	1
Total recoveries	191	-	304	1

Charge-offs:
Mortgage loans:
Single-family	(3,101)	(3,199)	(5,962)	(8,490)
Multi-family	-	(3)	-	(3)
Consumer loans	(25)	(7)	(27)	(9)
Total charge-offs	(3,126)	(3,209)	(5,989)	(8,502)

Net charge-offs	(2,935)	(3,209)	(5,685)	(8,501)
Balance at end of period	$26,901	$36,925	$26,901	$36,925

Allowance for loan losses as a percentage of gross loans held for investment
	3.08%	3.81%	3.08%	3.81%

Net charge-offs as a percentage of average loans outstanding during the period (annualized)
	1.02%	1.12%	1.03%	1.47%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period
	62.71%	56.18%	62.71%	56.18%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of specific allowances for loan losses, at December 31, 2011 and June 30, 2011:

(In Thousands)	December 31, 2011
	Recorded Investment	Specific Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 36,246	$ (9,946)	$ 26,300
Without a related allowance	607	-	607
Total single-family loans	36,853	(9,946)	26,907

Multi-family:
With a related allowance	2,534	(607)	1,927
Without a related allowance	352	-	352
Total multi-family loans	2,886	(607)	2,279

Commercial real estate:
With a related allowance	1,140	(225)	915
Without a related allowance	388	-	388
Total commercial real estate loans	1,528	(225)	1,303

Other:
With a related allowance	1,292	(320)	972
Total other loans	1,292	(320)	972

Commercial business loans:
With a related allowance	336	(336)	-
Total commercial business loans	336	(336)	-

Total non-performing loans	$ 42,895	$ (11,434)	$ 31,461

(In Thousands)	June 30, 2011
	Recorded Investment	Specific Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 42,957	$ (12,654)	$ 30,303
Without a related allowance	1,535	-	1,535
Total single-family loans	44,492	(12,654)	31,838
Multi-family:
With a related allowance	2,534	(581)	1,953
Total multi-family loans	2,534	(581)	1,953

Commercial real estate:
With a related allowance	2,451	(231)	2,220
Total commercial real estate loans	2,451	(231)	2,220

Other:
With a related allowance	1,293	(321)	972
Total other loans	1,293	(321)	972

Commercial business loans:
With a related allowance	331	(329)	2
Without a related allowance	141	-	141
Total commercial business loans	472	(329)	143

Total non-performing loans	$ 51,242	$ (14,116)	$ 37,126

At December 31, 2011 and June 30, 2011, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of specific allowance for loan losses, as of December 31, 2011:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 5,798	$ 6,282	$ 5,491	$ 9,336	$ 26,907
Multi-family	352	-	-	1,927	2,279
Commercial real estate	-	388	915	-	1,303
Other	-	-	972	-	972
Total	$ 6,150	$ 6,670	$ 7,378	$ 11,263	$ 31,461

During the quarters ended December 31, 2011 and 2010, the Corporation’s average investment in non-performing loans was $35.3 million and $52.1 million, respectively.  Interest income of $1.5 million and $1.8 million was recognized, based on cash receipts, on non-performing loans during the quarters ended December 31, 2011 and 2010, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $261,000 and $278,000 for the quarters ended December 31, 2011 and 2010, respectively, and was not included in the results of operations.

For the six months ended December 31, 2011 and 2010, the Corporation’s average investment in non-performing loans was $36.0 million and $55.2 million, respectively.  Interest income of $3.1 million and $3.5 million was recognized, based on cash receipts, on non-performing loans during the six months ended December 31, 2011 and 2010, respectively.  The foregone interest income amounted to $574,000 and $641,000 and was not included in the results of operations for the six months ended December 31, 2011 and 2010, respectively.

For the quarter ended December 31, 2011, four loans for $1.0 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans. This compares to 15 loans for $7.2 million that were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans during the quarter ended December 31, 2010.  During the quarter ended December 31, 2011 and 2010, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, for the quarter ended December 31, 2011 and 2010, four loans for $3.0 million and six loans for $2.8 million, respectively, had their modification terms extended beyond the initial maturity of the modification.

For the six months ended December 31, 2011, sixteen loans for $5.8 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans. This compares to 29 loans for $14.2 million that were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans during the six months ended December 31, 2010.  For the first six months ended December 31, 2011, two restructured loans with a total loan balance of $771,000 were in default within a 12-month period subsequent to their original restructuring and required a $200,000 additional provision for loan losses.  This compares to one restructured loan with a total loan balance of $285,000 that was in default within a 12-month period subsequent to its original restructuring and required an additional provision for loan losses of $133,000 in the first six months ended December 31, 2010.  Additionally, for the six months ended December 31, 2011 and 2010, five loans for $3.2 million and 13 loans for $5.0 million, respectively, had their modification terms extended beyond the initial maturity of the modification.

As of December 31, 2011, the net outstanding balance of the 72 restructured loans was $30.5 million:  18 were classified as pass and remain on accrual status ($7.5 million); nine were classified as special mention and remain on accrual status ($6.3 million); and 45 were classified as substandard ($16.7 million total, with 38 of the 45 loans or $13.3 million on non-accrual status).

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

The following table summarizes at the dates indicated the restructured loans by loan type and non-accrual versus accrual status:

(In Thousands)	December 31, 2011	June 30, 2011
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$ 11,424	$ 15,133
Multi-family	490	490
Commercial real estate	365	1,660
Other	972	972
Commercial business loans	-	143
Total	13,251	18,398

Restructured loans on accrual status:
Mortgage loans:
Single-family	10,092	15,589
Multi-family	4,168	3,665
Commercial real estate	2,772	1,142
Other	-	237
Commercial business loans	219	125
Total	17,251	20,758
Total restructured loans	$ 30,502	$ 39,156

The following table shows the restructured loans by type, net of specific valuation allowances for loan losses, at December 31, 2011 and June 30, 2011:

(In Thousands)	December 31, 2011
	Recorded Investment	Specific Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 13,895	$ (2,471)	$ 11,424
Without a related allowance	10,092	-	10,092
Total single-family loans	23,987	(2,471)	21,516

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	4,168	-	4,168
Total multi-family loans	4,685	(27)	4,658

Commercial real estate:
With a related allowance	533	(168)	365
Without a related allowance	2,772	-	2,772
Total commercial real estate loans	3,305	(168)	3,137

Other:
With a related allowance	1,292	(320)	972
Total other loans	1,292	(320)	972

Commercial business loans:
With a related allowance	336	(336)	-
Without a related allowance	219	-	219
Total commercial business loans	555	(336)	219

Total restructured loans	$ 33,824	$ (3,322)	$ 30,502

(In Thousands)	June 30, 2011
	Recorded Investment	Specific Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 19,092	$ (3,959)	$ 15,133
Without a related allowance	15,589	-	15,589
Total single-family loans	34,681	(3,959)	30,722

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,665	-	3,665
Total multi-family loans	4,182	(27)	4,155

Commercial real estate:
With a related allowance	1,837	(177)	1,660
Without a related allowance	1,142	-	1,142
Total commercial real estate loans	2,979	(177)	2,802

Other:
With a related allowance	1,293	(321)	972
Without a related allowance	237	-	237
Total other loans	1,530	(321)	1,209

Commercial business loans:
With a related allowance	53	(51)	2
Without a related allowance	266	-	266
Total commercial business loans	319	(51)	268

Total restructured loans	$ 43,691	$ (4,535)	$ 39,156

During the quarter ended December 31, 2011, twenty properties were acquired in the settlement of loans, while 40 previously foreclosed upon properties were sold.  For the six months ended December 31, 2011, thirty-six properties were acquired in the settlement of loans, while 58 previously foreclosed upon properties were sold.  As of December 31, 2011, real estate owned was comprised of 32 properties with a net fair value of $7.8 million, primarily located in Southern California.  This compares to 54 real estate owned properties, primarily located in Southern California, with a net fair value of $8.3 million at June 30, 2011.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

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

As of December 31, 2011 and June 30, 2011, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $128.0 million and $107.7 million, respectively.

The following table provides information regarding undisbursed funds to borrowers on existing lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	December 31,	June 30,
Commitments	2011	2011
(In Thousands)

Undisbursed lines of credit – Mortgage loans	$ 1,106	$ 1,028
Undisbursed lines of credit – Commercial business loans	1,894	2,867
Undisbursed lines of credit – Consumer loans	902	956
Commitments to extend credit on loans to be held for investment	200	200
Total	$ 4,102	$ 5,051

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to sell MBS, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At December 31, 2011, $2.1 million was included in other assets and $1.9 million was included in other liabilities; at June 30, 2011, $1.3 million was included in other assets and $0 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding allowance for losses of the undisbursed funds and commitments to extend credit on loans to be held for investment.

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2011	2010	2011	2010

Balance, beginning of the period	$ 93	$ 104	$ 94	$ 119
Recovery	(21)	(12)	(22)	(27)
Balance, end of the period	$ 72	$ 92	$ 72	$ 92

The net impact of derivative financial instruments on the Gain on sale of loans of the Condensed Consolidated Statements of Operations during the quarters and six months ended December 31, 2011 and 2010 was as follows:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2011	2010	2011	2010
(In Thousands)

Commitments to extend credit on loans to be held for sale	$ (1,344)	$ (1,477)	$ 1,480	$ (2,005)
Mandatory loan sale commitments	128	(350)	(405)	204
TBA(1) MBS trades	(153)	1,762	(2,092)	4,403
Option contracts	(135)	-	(289)	(25)
Total	$ (1,504)	$ (65)	$ (1,306)	$ 2,577

(1) To be announced (“TBA”).

The outstanding derivative financial instruments at the dates indicated were as follows:

	December 31, 2011		June 30, 2011
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans
to be held for sale (1)	$ 127,843	$ 2,118	$ 107,458	$ 638
Best efforts loan sale commitments	(9,699)	-	(8,159)	-
Mandatory loan sale commitments	(109,500)	(2)	(96,356)	403
TBA MBS trades	(218,500)	(1,916)	(183,500)	176
Put option contracts	-	-	(13,000)	99
Total	$ (209,856)	$ 200	$ (193,557)	$ 1,316

(1)	Net of 37.2 percent at December 31, 2011 and 31.0 percent at June 30, 2011 of commitments, which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of December 31, 2011, the estimated deferred tax asset was $9.5 million, a $428,000 or four percent decrease, from $9.9 million at June 30, 2011.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at December 31, 2011 or June 30, 2011.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  The California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters ended December 31, 2011 and 2010, a total of $0 and $1,000 in interest charges, respectively, were paid with no penalties.  For the six months ended December 31, 2011 and 2010, a total of $14,000 and $14,000 in interest charges, respectively, were paid with no penalties.

Note 9: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” on July 1, 2008 and elected the fair value option pursuant to ASC 825, “Financial Instruments” on May 28, 2009 on loans originated for sale by PBM.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “Fair Value Option”) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The following table describes the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of December 31, 2011:
Single-family loans measured at fair value	$ 226,790	$ 217,595	$ 9,195

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 13,083	$ -	$ 13,083
U.S. government sponsored enterprise MBS	-	9,779	-	9,779
Private issue CMO	-	-	1,244	1,244
Investment securities	-	22,862	1,244	24,106

Loans held for sale, at fair value	-	226,790	-	226,790
Interest-only strips	-	-	156	156

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	2,120	2,120
Mandatory loan sale commitments	-	-	74	74
Derivative assets	-	-	2,194	2,194
Total assets	$ -	$ 249,652	$ 3,594	$ 253,246

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 2	$ 2
Mandatory loan sale commitments	-	-	76	76
TBA MBS trades	-	1,916	-	1,916
Derivative liabilities	-	1,916	78	1,994
Total liabilities	$ -	$ 1,916	$ 78	$ 1,994

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 14,409	$ -	$ 14,409
U.S. government sponsored enterprise MBS	-	10,417	-	10,417
Private issue CMO	-	-	1,367	1,367
Investment securities	-	24,826	1,367	26,193

Loans held for sale, at fair value	-	191,678	-	191,678
Interest-only strips	-	-	200	200

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	797	797
Mandatory loan sale commitments	-	-	403	403
TBA MBS trades	-	252	-	252
Option contracts	-	-	99	99
Derivative assets	-	252	1,299	1,551
Total assets	$ -	$ 216,756	$ 2,866	$ 219,622

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 159	$ 159
TBA MBS trades	-	76	-	76
Derivative liabilities	-	76	159	235
Total liabilities	$ -	$ 76	$ 159	$ 235

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at October 1, 2011	$ 1,288	$ 167	$ 3,462	$ (130)	$ 142	$4,929
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(3,462)	130	(142)	(3,474)
Included in other comprehensive income	1	(11)	-	-	-	(10)
Purchases	-	-	-	(2)	-	(2)
Issuances	-	-	2,118	-	-	2,118
Settlements	(45)	-	-	-	-	(45)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at December 31, 2011	$ 1,244	$ 156	$ 2,118	$ (2)	$ -	$ 3,516

(1)	Consist of commitments to extend credit on loans to be held for sale.
(2)	Consist of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at October 1, 2010	$ 1,474	$ 180	$ 2,637	$ 4,291
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(2,637)	(2,637)
Included in other comprehensive income	(3)	4	-	1
Purchases, issuances, and settlements	(71)	-	810	739
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at December 31, 2010	$ 1,400	$ 184	$ 810	$ 2,394

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit -ments (2)	Option Contracts	Total
Beginning balance at July 1, 2011	$ 1,367	$ 200	$ 638	$ 403	$ 99	$ 2,707
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(4,101)	(273)	(241)	(4,615)
Included in other comprehensive income	(41)	(44)	-	-	-	(85)
Purchases	-	-	-	(132)	142	10
Issuances	-	-	5,581	-	-	5,581
Settlements	(82)	-	-	-	-	(82)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at December 31, 2011	$ 1,244	$ 156	$ 2,118	$ (2)	$ -	$ 3,516

(1)	Consist of commitments to extend credit on loans to be held for sale.
(2)	Consist of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2010	$ 1,515	$ 248	$ 2,611	$ 4,374
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	(5,249)	(5,250)
Included in other comprehensive income	15	(63)	-	(48)
Purchases, issuances, and settlements	(130)	-	3,448	3,318
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at December 31, 2010	$ 1,400	$ 184	$ 810	$ 2,394

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 21,691	$ 10,074	$ 31,765
Mortgage servicing assets	-	-	252	252
Real estate owned (1)	-	8,521	-	8,521
Total	$ -	$ 30,212	$ 10,326	$ 40,538

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 24,215	$ 13,187	$ 37,402
Mortgage servicing assets	-	-	322	322
Real estate owned (1)	-	9,033	-	9,033
Total	$ -	$ 33,248	$ 13,509	$ 46,757

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

The carrying amount and fair value of the Corporation’s other financial instruments were as follows:

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$133,507	$133,507	$142,550	$142,550
Investment securities	$24,106	$24,106	$26,193	$26,193
Loans held for investment, net	$845,476	$848,534	$881,610	$886,711
Loans held for sale, at fair value	$226,790	$226,790	$191,678	$191,678
FHLB – San Francisco stock	$24,585	$24,585	$26,976	$26,976

Financial liabilities:
Deposits	$953,856	$942,533	$945,767	$934,494
Borrowings	$176,573	$186,056	$206,598	$214,992

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

Deposits: The fair value of time deposits is estimated using a discounted cash flow calculation. The discount rate is based upon rates currently offered for deposits of similar remaining maturities.  The fair value of transaction accounts (checking, money market and savings accounts) is estimated by using the Bank’s interest rate risk model which denotes the fair value of transaction accounts consistent with current market conditions.

Borrowings: The fair value of borrowings has been estimated using a discounted cash flow calculation.  The discount rate on such borrowings is based upon rates currently offered for borrowings of similar remaining maturities.

Note 10: Incentive Plans

As of December 31, 2011, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $244,000 and $195,000 for the quarters ended December 31, 2011 and 2010, respectively, and there was no tax benefit from these plans during either quarter.  For the six months ended December 31, 2011 and 2010, the compensation cost for these plans was $833,000 and $433,000, respectively, and there was no tax benefit from these plans during either period.

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

There was no activity under the Plans in the second quarter and six months of either fiscal 2012 or 2011.  As of December 31, 2011 and 2010, there were 184,450 stock options and 596,450 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter and six months ended December 31, 2011.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2011	766,800	$ 12.07
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at December 31, 2011	766,800	$ 12.07	7.81	$ 1,193
Vested and expected to vest at December 31, 2011	662,848	$ 12.58	7.59	$ 1,010
Exercisable at December 31, 2011	320,040	$ 16.28	5.95	$ 414

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	766,800	$ 12.07
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at December 31, 2011	766,800	$ 12.07	7.81	$ 1,193
Vested and expected to vest at December 31, 2011	662,848	$ 12.58	7.59	$ 1,010
Exercisable at December 31, 2011	320,040	$ 16.28	5.95	$ 414

As of December 31, 2011 and 2010, there was $1.4 million and $454,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted as outstanding stock option awards under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.3 years and 0.9 years, respectively.  The forfeiture rate during the first six months of fiscal 2012 and 2011 was 20 percent and 25 percent, respectively, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the second quarter of fiscal 2012 or 2011.  For the first six months of fiscal 2012 and 2011, a total of 100,300 shares and 800 shares of restricted stock, respectively, were vested and distributed, while no restricted stock was awarded or forfeited during either period.  As of December 31, 2011 and 2010, there were 168,100 shares and 314,100 shares of restricted stock available for future awards under the Plans, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and six months ended December 31, 2011.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at October 1, 2011	158,000	$ 8.50
Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -
Unvested at December 31, 2011	158,000	$ 8.50
Expected to vest at December 31, 2011	126,400	$ 8.50

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2011	258,300	$ 7.75
Granted	-	$ -
Vested	(100,300)	$ 6.55
Forfeited	-	$ -
Unvested at December 31, 2011	158,000	$ 8.50
Expected to vest at December 31, 2011	126,400	$ 8.50

As of December 31, 2011 and 2010, the unrecognized compensation expense was $1.0 million and $675,000, respectively, related to unvested share-based compensation arrangements awarded as outstanding restricted stock awards under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.2 years and 0.9 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent and 25 percent has been applied for the restricted stock compensation expense calculations in the first six months of fiscal 2012 and 2011, respectively.  The fair value of shares vested and distributed during the six months ended December 31, 2011 and 2010 was $857,000 and $4,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million  shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of December 31, 2011 and 2010, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

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

There was no activity in the Stock Option Plans for either the second quarter of fiscal 2012 or 2011, except forfeitures of 62,700 shares and 67,500 shares, respectively.  For the first six months of fiscal 2012 and 2011, there was no activity in the Stock Option Plans for either period, except forfeitures of 62,700 shares and 67,500 shares, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and six months ended December 31, 2011.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2011	482,900	$ 22.23
Granted	-	$ -
Exercised	-	$ -
Forfeited	(62,700)	$ 9.67
Outstanding at December 31, 2011	420,200	$ 24.11	2.97	$ -
Vested and expected to vest at December 31, 2011	418,200	$ 24.13	2.96	$ -
Exercisable at December 31, 2011	410,200	$ 24.21	2.90	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	482,900	$ 22.23
Granted	-	$ -
Exercised	-	$ -
Forfeited	(62,700)	$ 9.67
Outstanding at December 31, 2011	420,200	$ 24.11	2.97	$ -
Vested and expected to vest at December 31, 2011	418,200	$ 24.13	2.96	$ -
Exercisable at December 31, 2011	410,200	$ 24.21	2.90	$ -

As of December 31, 2011 and 2010, there was $26,000 and $142,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted as outstanding option grants under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 0.6 years and 1.1 years, respectively.  The forfeiture rate during the first six months of fiscal 2012 and 2011 was 20 percent and 25 percent, respectively, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 11: Subsequent Events

1.
On January 12, 2012, the Corporation announced that the Bank has signed a lease agreement with the intention of opening a new full-service branch office in La Quinta, California.  The full-service branch will become the Bank’s 15th and is slated to open in the early summer of 2012 subject to customary contingencies, contractual requirements and regulatory approvals.

2.
On January 24, 2012, the Corporation announced a cash dividend of $0.04 per share, an increase of $0.01 per share as compared to the previous cash dividend.  Shareholders of the Corporation’s common stock at the close of business on February 15, 2012 will be entitled to receive the cash dividend, payable on March 9, 2012.

3.
On February 1, 2012, the Corporation announced that the Bank has hired a retail mortgage banking group who operate from locations in Roseville, San Rafael and Fairfield, California.  The Bank will open Provident Bank Mortgage retail loan production offices in each of these cities which will house a total of 40 mortgage banking employees.  The group is comprised of 26 retail production staff and 14 support staff.  They bring established retail mortgage banking relationships and are expected to contribute immediately.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board.  At December 31, 2011, the Corporation had total assets of $1.30 billion, total deposits of $953.9 million and total stockholders’ equity of $142.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Glendora, Hermosa Beach, Rancho Cucamonga, Riverside (4) and Roseville, California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On October 27, 2011, the Corporation declared a quarterly cash dividend of $0.03 per share for the Corporation’s shareholders of record at the close of business on November 18, 2011, which was paid on December 12, 2011.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  Management reviews impaired loans on a quarterly basis.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  A general loan loss allowance is provided on loans not specifically identified as impaired.  The general loan loss allowance is determined based on a qualitative and a quantitative analysis using a loss migration methodology.  The formula allowance is based primarily on historical experience applied to loans classified by type and loan grade, and as a result can differ from actual losses incurred in the future; and qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions which may also influence actual results.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates, which, can materially affect amounts recognized in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Operations.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  The Bank also, to a lesser extent, makes construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.  As a result of a federal rule which took effect July 6, 2010, the Bank may no longer collect overdraft protection fees under certain circumstances unless the consumer consents, or opts in, to the overdraft service; this change has reduced the amount the Bank collects on overdraft protection fees.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors, see “Safe-Harbor Statement” on page 33 and “Item 1A – Risk Factors” on page 61.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at December 31, 2011 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than	1 to less	3 to	Over
	1 year	than 3 years	5 years	5 years	Total
Operating obligations	$ 1,412	$ 1,313	$ 628	$ 701	$ 4,054
Pension benefits	-	100	400	6,303	6,803
Time deposits	269,765	166,954	30,619	1,767	469,105
FHLB – San Francisco advances	64,775	89,117	2,343	35,412	191,647
FHLB – San Francisco letter of credit	13,000	-	-	-	13,000
FHLB – San Francisco MPF credit enhancement	3,085	-	-	-	3,085
Total	$ 352,037	$ 257,484	$ 33,990	$ 44,183	$ 687,694

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 20 to 22.

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Total assets decreased $15.9 million to $1.30 billion at December 31, 2011 from $1.31 billion at June 30, 2011.  The decrease was primarily attributable to a decrease in cash and cash equivalents and loans held for investment, partly offset by an increase in loans held for sale.  The slight decrease in total assets and the relatively high balance in cash and cash equivalents were consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, decreased $9.1 million, or six percent, to $133.5 million at December 31, 2011 from $142.6 million at June 30, 2011.  The decrease was primarily attributable to the increase in loans held for sale and a decrease in borrowings, partly offset by the decrease in loans held for investment and an increase in total deposits.

Total investment securities decreased $2.1 million, or eight percent, to $24.1 million at December 31, 2011 from $26.2 million at June 30, 2011.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 11 to 12.

Loans held for investment decreased $36.1 million, or four percent, to $845.5 million at December 31, 2011 from $881.6 million at June 30, 2011.  Total loan principal payments during the first six months of fiscal 2012 were $68.4 million, a 20 percent increase from $57.0 million in the comparable period in fiscal 2011.  In addition, real estate owned acquired in the settlement of loans in the first six months of fiscal 2012 was $12.1 million, a 53 percent decline from $25.5 million in the same period last year.  During the first six months of fiscal 2012, the Bank originated $29.1 million of loans held for investment, consisting primarily of multi-family and commercial real estate loans, compared to $679,000, primarily in commercial real estate and multi-family loans, for the same period last year.  During the first six months of fiscal 2012, the Bank purchased $7.1 million of multi-family loans to be held for investment as compared to no loan purchases in the same period last year.  The balance of preferred loans decreased to $402.3 million at December 31, 2011, compared to $413.0 million at June 30, 2011, and represented 46.1 percent and 45.3 percent of loans held for investment at such dates, respectively.  The balance of single-family loans held for investment decreased six percent to $465.6 million at December 31, 2011, compared to $494.2 million at June 30, 2011, and represented approximately 53.4 percent and 54.2 percent of loans held for investment at such dates, respectively.  This shift in the loan portfolio mix was consistent with the Corporation’s management of its credit risk profile in response to current economic conditions.

The table below describes the geographic dispersion of real estate secured loans held for investment at December 31, 2011 and June 30, 2011, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of December 31, 2011
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 142,197	31%	$ 252,575	54%	$ 66,655	14%	$ 4,179	1%	$ 465,606	100%
Multi-family	33,659	11%	210,322	71%	50,760	17%	3,544	1%	298,285	100%
Commercial real estate	47,457	48%	48,819	49%	1,855	2%	1,587	1%	99,718	100%
Other	1,528	100%	-	-%	-	-%	-	-%	1,528	100%
Total	$ 224,841	26%	$ 511,716	59%	$ 119,270	14%	$ 9,310	1%	$ 865,137	100%

(1)	Other than the Inland Empire.

As of June 30, 2011
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 150,803	31%	$ 268,510	54%	$ 70,556	14%	$ 4,323	1%	$ 494,192	100%
Multi-family	31,911	10%	215,618	71%	53,705	18%	3,574	1%	304,808	100%
Commercial real estate	50,485	49%	49,674	48%	1,877	2%	1,601	1%	103,637	100%
Other	1,530	100%	-	- %	-	- %	-	- %	1,530	100%
Total	$ 234,729	26%	$ 533,802	59%	$ 126,138	14%	$ 9,498	1%	$ 904,167	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $35.1 million, or 18 percent, to $226.8 million at December 31, 2011 from $191.7 million at June 30, 2011.  The increase was primarily due to the timing difference between loan fundings and loan sale settlements.

Total deposits increased $8.1 million, or one percent, to $953.9 million at December 31, 2011 from $945.8 million at June 30, 2011.  Transaction accounts increased $23.3 million, or five percent, to $495.6 million at December 31, 2011 from $472.3 million at June 30, 2011; and time deposits decreased $15.2 million, or three percent, to $458.3 million at December 31, 2011 from $473.5 million at June 30, 2011.  The increase in transaction accounts was primarily attributable to the Bank’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $30.0 million, or 15 percent, to $176.6 million at December 31, 2011 from $206.6 million at June 30, 2011.  The decrease was due primarily to the scheduled maturities.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 28 months at December 31, 2011, down from 29 months at June 30, 2011.

Total stockholders’ equity increased $1.2 million, or one percent, to $142.9 million at December 31, 2011, from $141.7 million at June 30, 2011, primarily as a result of net income, partly offset by stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” on page 62) and quarterly cash dividends paid during the first six months of fiscal 2012.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2011 and 2010

The Corporation’s net income for the quarter ended December 31, 2011 was $1.9 million, a decrease of $2.4 million or 56 percent, from $4.3 million for the same quarter of fiscal 2011.  The decrease in net earnings was primarily a result of a $2.8 million decrease in non-interest income and a $1.2 million increase in non-interest expenses.  For the six months ended December 31, 2011, the Corporation’s net income was $4.2 million, a decrease of $4.6 million or 52 percent, from $8.8 million for the same period of fiscal 2011.  The decrease in net income was primarily a result of a $1.2 million decrease in net interest income (before provision for loan losses), a $4.5 million decrease in non-interest income and a $2.2 million increase in non-interest expenses.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, increased to 74 percent for the second quarter of fiscal 2012 from 57 percent for the same period of fiscal 2011.  The increase in the efficiency ratio was primarily the result of the decrease in non-interest income and the increase in non-interest expense.  For the six months ended December 31, 2011, the efficiency ratio increased to 73 percent from 56 percent in the six months ended December 31, 2010.  The increase in the efficiency ratio was the result of a decrease in net interest income (before provision for loan losses), a decrease in non-interest income and an increase in non-interest expense.

Return on average assets for the quarter ended December 31, 2011 was 0.57 percent, down 67 basis points from 1.24 percent in the same period last year.  For the six months ended December 31, 2011 and 2010, the return on average assets was 0.64 percent and 1.27 percent, respectively, a decrease of 63 basis points.

Return on average equity for the quarter ended December 31, 2011 was 5.16 percent compared to 12.62 percent for the same period last year.  For the six months ended December 31, 2011, the return on average equity decreased to 5.83 percent from 13.26 percent for the same period last year.

Diluted earnings per share for the quarter ended December 31, 2011 were $0.16, compared to $0.37 per share for the quarter ended December 31, 2010.  For the six months ended December 31, 2011 and 2010, the diluted earnings per share was $0.36 and $0.77, respectively.

Net Interest Income:

For the Quarters Ended December 31, 2011 and 2010.  Net interest income (before the provision for loan losses) decreased $202,000, or two percent, to $9.5 million for the quarter ended December 31, 2011 from $9.7 million for the comparable period in fiscal 2011, due to a decline in average earning assets, partly offset by an increase in the net interest margin.  The average balance of earning assets decreased $51.4 million, or four percent, to $1.26 billion in the second quarter of fiscal 2012 from $1.31 billion in the comparable period of fiscal 2011, consistent with the Corporation’s strategy of managing liquidity and credit risks.  The net interest margin was 3.02 percent in the second quarter of fiscal 2012, up six basis points from 2.96 percent in the same period of fiscal 2011 due to the decline in the average cost of liabilities outpacing the declining yield of interest-earning assets.  The weighted-average cost of interest-bearing liabilities decreased by 43 basis points to 1.37 percent, while the weighted-average yield of interest-earning assets decreased by 36 basis points to 4.27 percent for the second quarter of fiscal 2012 as compared to the same period last year.

For the Six Months Ended December 31, 2011 and 2010.  Net interest income (before the provision for loan losses) decreased $1.2 million, or six percent, to $18.3 million for the six months ended December 31, 2011 from $19.5 million in the comparable period last year due primarily to a decline in average earning assets and a lower net interest margin.  The average balance of earning assets decreased $61.4 million, or five percent, to $1.26 billion in the first six months of fiscal 2012 from $1.32 billion in the comparable period of fiscal 2011.  The net interest margin was 2.90 percent in the first six months of fiscal 2012, a five basis point decrease from 2.95 percent for the same period of fiscal 2011.  The decrease in the net interest margin during the six months of fiscal 2012 was primarily attributable to the decrease in the weighted-average yield of interest-earning assets which was more than the decrease in the weighted-average cost of interest-bearing liabilities.  The weighted-average yield of interest-earning assets decreased by 50 basis points to 4.20 percent, while the weighted-average cost of interest-bearing liabilities decreased by 46 basis points to 1.41 percent for the first six months of fiscal 2012 as compared to the same period last year.

Interest Income:

For the Quarters Ended December 31, 2011 and 2010.  Total interest income decreased by $1.7 million, or 11 percent, to $13.5 million for the second quarter of fiscal 2012 from $15.2 million in the same quarter of fiscal 2011.  This decrease was primarily the result of a lower average earning asset yield.  The average balance of earning assets decreased $51.4 million, or four percent, to $1.26 billion during the second quarter of fiscal 2012 from $1.31 billion during the comparable period of fiscal 2011. The average yield on earning assets during the second quarter of fiscal 2012 was 4.27 percent, 36 basis points lower than the average yield of 4.63 percent during the same period of fiscal 2011.

Loans receivable interest income decreased $1.6 million, or 11 percent, to $13.3 million in the quarter ended December 31, 2011 from $14.9 million for the same quarter of fiscal 2011.  This decrease was attributable to a lower average loan yield, partly offset by a slightly higher average loan balance.  The average loan yield during the second quarter of fiscal 2012 decreased 60 basis points to 4.60 percent from 5.20 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and higher average balance of loans held for sale at lower average yield.  The average balance of loans receivable, including loans held for sale, increased $7.5 million, or one percent, to $1.15 billion for the second quarter of fiscal 2012 as compared to the same quarter of fiscal 2011.

Interest income from investment securities decreased $83,000, or 38 percent, to $134,000 for the quarter ended December 31, 2011 from $217,000 in the same quarter of fiscal 2011.  This decrease was primarily a result of decreases in both the average balance and in average yield.  The average balance of investment securities decreased $7.6 million, or 24 percent, to $24.7 million during the second quarter of fiscal 2012 from $32.3 million during the same quarter of fiscal 2011.  The decrease in the average balance was primarily due to a $3.3 million security which was called by the issuer in January 2011 as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 52 basis points to 2.17 percent during the quarter ended December 31, 2011 from 2.69 percent during the quarter ended December 31, 2010.  The decrease in the average yield of investment securities was primarily attributable to the repricing of mortgage-backed securities to lower interest rates.  During the second quarter of fiscal 2012, the Bank did not purchase any investment securities, while $1.1 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco’s cash dividend received in the second quarter of fiscal 2012 was $20,000, compared to $30,000 in the same quarter of fiscal 2011.  In the second quarter of fiscal 2012, the Bank received a $1.2 million partial redemption of the FHLB – San Francisco’s excess capital stock, similar to the $1.2 million capital stock redemption in the same period of fiscal 2011.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $37,000 in the second quarter of fiscal 2012, down from $65,000 in the same quarter of fiscal 2011.  The decrease was due to a lower average balance for the quarter ended December 31, 2011 as compared to the same period last year as the average yield was unchanged at 25 basis points.  The average balance of the interest-earning deposits in the second quarter of fiscal 2012 was $57.2 million, a decrease of $46.4 million or 45 percent, from $103.6 million in the same quarter of fiscal 2011.

For the Six Months Ended December 31, 2011 and 2010.  Total interest income decreased by $4.6 million, or 15 percent, to $26.5 million for the first six months of fiscal 2012 from $31.1 million in the comparable period of fiscal 2011.  This decrease was primarily the result of a lower average earning asset yield and, to a lesser extent, a lower average balance of earning assets.  The average yield on earning assets during the first six months of fiscal 2012 was 4.20 percent, 50 basis points lower than the average yield of 4.70 percent during the same period of fiscal 2011.  The average balance of earning assets decreased $61.4 million, or five percent, to $1.26 billion during the first six months of fiscal 2012 from $1.32 billion during the comparable period of fiscal 2011.

Loans receivable interest income decreased $4.4 million, or 14 percent, to $26.0 million in the six months ended December 31, 2011 from $30.4 million for the same period ended December 31, 2010.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first six months of fiscal 2012 decreased 56 basis points to 4.71 percent from 5.27 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a higher average balance of loans held for sale at lower average yield.  The average balance of loans outstanding, including loans held for sale, decreased $50.5 million, or four percent, to $1.11 billion during the first six months of fiscal 2012 from $1.16 billion in the same period of fiscal 2011.

Interest income from investment securities decreased $177,000, or 39 percent, to $281,000 for the six months ended December 31, 2011 from $458,000 in the same period ended December 31, 2010.  This decrease was primarily a result of decreases in both the average balance and in average yield.  The average balance of investment securities decreased $7.9 million, or 24 percent, to $25.2 million for the first six months of fiscal 2012 from $33.1 million in the same period of fiscal 2011.  The decrease in the average balance was primarily due to a $3.3 million security called by the issuer in January 2011 as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 54 basis points to 2.23 percent during the six months ended December 31, 2011 from 2.77 percent during the same period ended December 31, 2010.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first six months of fiscal 2012, the Bank did not purchase any investment securities, while $2.0 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco’s cash dividend received in the first six months of fiscal 2012 was $38,000, compared to a cash dividend of $66,000 received in the first six months of fiscal 2011. During the first six months of fiscal 2012, the Bank received a $2.4 million partial redemption of the FHLB – San Francisco’s excess capital stock, similar to the $2.4 million capital stock redemption in the same period of fiscal 2011.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $134,000 in the first six months of fiscal 2012, up slightly from $130,000 in the same period of fiscal 2011.  The increase was due to a higher average balance for the six months ended December 31, 2011 as compared to the same period last year as the average yield was unchanged at 25 basis points.  The average balance of the interest-earning deposits in the first six months of fiscal 2012 was $104.8 million, an increase of $1.8 million or two percent, from $103.0 million in the same period of fiscal 2011.

Interest Expense:

For the Quarters Ended December 31, 2011 and 2010.  Total interest expense for the quarter ended December 31, 2011 was $3.9 million as compared to $5.5 million for the same period last year, a decrease of $1.6 million, or 29 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.  The average cost of interest-bearing liabilities was 1.37 percent during the quarter ended December 31, 2011, down 43 basis points from 1.80 percent during the same period last year.  The average balance of interest-bearing liabilities decreased $71.6 million, or six percent, to $1.14 billion during the second quarter of fiscal 2012 from $1.21 billion during the same period of fiscal 2011, primarily as a result of the scheduled maturities of borrowings, partly offset by an increase in average deposits.

Interest expense on deposits for the quarter ended December 31, 2011 was $2.2 million as compared to $2.6 million for the same period last year, a decrease of $418,000, or 16 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, offset slightly by a higher average balance.  The average cost of deposits decreased to 0.91 percent during the quarter ended December 31, 2011 from 1.11 percent during the same quarter last year, a decrease of 20 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in transaction account (“core”) deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low short-term market interest rates.  The average balance of deposits increased $22.1 million to $955.1 million during the quarter ended December 31, 2011 from $933.0 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in the transaction account deposits.  Strategically, the Bank has been promoting core deposits and competing less aggressively for time deposits.  The increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction deposits to total deposits in the second quarter of fiscal 2012 was 51 percent, compared to 50 percent in the same period of fiscal 2011.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended December 31, 2011 decreased $1.1 million, or 38 percent, to $1.8 million from $2.9 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and to a lesser extent, lower average cost.  The average balance of borrowings decreased $93.7 million, or 34 percent, to $185.7 million during the quarter ended December 31, 2011 from $279.4 million during the same period last year.  The decrease in the average balance was due primarily to scheduled maturities.  The average cost of borrowings decreased to 3.75 percent for the quarter ended December 31, 2011 from 4.09 percent in the same quarter last year, a decrease of 34 basis points.  The decrease in average cost was due primarily to maturities of higher costing advances.

For the Six Months Ended December 31, 2011 and 2010.  Total interest expense for the six months ended December 31, 2010 was $8.2 million as compared to $11.6 million for the same period last year, a decrease of $3.4 million, or 29 percent.  This decrease was primarily attributable to a lower average balance, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 1.41 percent during the six months ended December 31, 2011, down 46 basis points from 1.87 percent during the same period last year.  The average balance of interest-bearing liabilities decreased $83.7 million, or seven percent, to $1.15 billion during the first six months of fiscal 2012 from $1.23 billion during the same period of fiscal 2011.

Interest expense on deposits for the six months ended December 31, 2011 was $4.5 million as compared to $5.4 million for the same period last year, a decrease of $916,000, or 17 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by a higher average balance.  The average cost of deposits decreased to 0.94 percent during the six months ended December 31, 2011 from 1.15 percent during the six months ended December 31, 2010, a decrease of 21 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term market interest rates.  The average balance of deposits increased $19.5 million to $954.9 million during the six months ended December 31, 2011 from $935.4 million during the same period last year.  The increase in the average balance was primarily due to an increase in core deposits, partly offset by a slight decrease in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product.  The average balance of transaction account deposits to total deposits in the first six months of fiscal 2012 was 51 percent, compared to 50 percent in the same period of fiscal 2011.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the six months ended December 31, 2011 decreased $2.5 million, or 41 percent, to $3.6 million from $6.1 million for the same period last year.  The decrease in interest expense on borrowings was primarily a result of a lower average balance and, to a lesser extent, a lower average cost.  The average balance of borrowings decreased $103.2 million, or 35 percent, to $191.1 million during the six months ended December 31, 2011 from $294.3 million during the same period last year.  The decrease in the average balance was due primarily to the scheduled maturities.  The average cost of borrowings decreased to 3.78 percent for the six months ended December 31, 2011 from 4.14 percent in the same period ended December 31, 2010, a decrease of 36 basis points.

The following table depicts the average balance sheets for the quarters and six months ended December 31, 2011 and 2010, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	December 31, 2011			December 31, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$1,153,663	$13,261	4.60%	$1,146,220	$14,888	5.20%
Investment securities	24,719	134	2.17%	32,261	217	2.69%
FHLB – San Francisco stock	25,155	20	0.32%	29,946	30	0.40%
Interest-earning deposits	57,201	37	0.25%	103,643	65	0.25%

Total interest-earning assets	1,260,738	13,452	4.27%	1,312,070	15,200	4.63%

Non interest-earning assets	46,995			62,706

Total assets	$1,307,733			$1,374,776

Interest-bearing liabilities:
Checking and money market accounts (2)	$275,615	176	0.25%	$260,882	271	0.41%
Savings accounts	214,324	191	0.35%	204,833	287	0.56%
Time deposits	465,173	1,824	1.56%	467,265	2,051	1.74%

Total deposits	955,112	2,191	0.91%	932,980	2,609	1.11%

Borrowings	185,670	1,755	3.75%	279,399	2,883	4.09%

Total interest-bearing liabilities	1,140,782	3,946	1.37%	1,212,379	5,492	1.80%

Non interest-bearing liabilities	23,352			27,482

Total liabilities	1,164,134			1,239,861

Stockholders’ equity	143,599			134,915
Total liabilities and stockholders’ equity
	$1,307,733			$1,374,776

Net interest income		$9,506			$9,708

Interest rate spread (3)			2.90%			2.83%
Net interest margin (4)			3.02%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities

			110.52%			108.22%
Return on average assets			0.57%			1.24%
Return on average equity			5.16%			12.62%

(1) Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $126 and $150 for the quarters ended December 31, 2011 and 2010, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $46.0 million and $44.3 million during the quarters ended December 31, 2011 and 2010, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(Dollars in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2011			December 31, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$1,105,162	$26,010	4.71%	$1,155,746	$30,449	5.27%
Investment securities	25,243	281	2.23%	33,083	458	2.77%
FHLB – San Francisco stock	25,759	38	0.29%	30,545	66	0.43%
Interest-earning deposits	104,765	134	0.25%	102,975	130	0.25%

Total interest-earning assets	1,260,929	26,463	4.20%	1,322,349	31,103	4.70%

Non interest-earning assets	49,923			65,126

Total assets	$1,310,852			$1,387,475

Interest-bearing liabilities:
Checking and money market accounts (2)	$273,149	376	0.27%	$259,443	576	0.44%
Savings accounts	212,762	416	0.39%	204,714	627	0.61%
Time deposits	469,011	3,730	1.58%	471,219	4,235	1.78%

Total deposits	954,922	4,522	0.94%	935,376	5,438	1.15%

Borrowings	191,103	3,637	3.78%	294,275	6,145	4.14%

Total interest-bearing liabilities	1,146,025	8,159	1.41%	1,229,651	11,583	1.87%

Non interest-bearing liabilities	21,767			25,364

Total liabilities	1,167,792			1,255,015

Stockholders’ equity	143,060			132,460
Total liabilities and stockholders’ equity
	$1,310,852			$1,387,475

Net interest income		$18,304			$19,520

Interest rate spread (3)			2.79%			2.83%
Net interest margin (4)			2.90%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities

			110.03%			107.54%
Return on average assets			0.64%			1.27%
Return on average equity			5.83%			13.26%

(1) Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $373 and $290 for the six months ended December 31, 2011 and 2010, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $45.7 million and $48.6 million during the six months ended December 31, 2011 and 2010, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and six months ended December 31, 2011 and 2010, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2011 Compared
	To Quarter Ended December 31, 2010
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (1,713)	$ 97	$ (11)	$ (1,627)
Investment securities	(42)	(51)	10	(83)
FHLB – San Francisco stock	(6)	(5)	1	(10)
Interest-bearing deposits	-	(28)	-	(28)
Total net change in income on interest-earning assets
	(1,761)	13	-	(1,748)

Interest-bearing liabilities:
Checking and money market accounts	(104)	15	(6)	(95)
Savings accounts	(104)	13	(5)	(96)
Time deposits	(219)	(9)	1	(227)
Borrowings	(242)	(966)	80	(1,128)
Total net change in expense on interest-bearing liabilities
	(669)	(947)	70	(1,546)
Net (decrease) increase in net interest income
	$ (1,092)	$ 960	$ (70)	$ (202)

(1) Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2011 Compared
	To Six Months Ended December 31, 2010
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (3,248)	$ (1,333)	$ 142	$ (4,439)
Investment securities	(89)	(109)	21	(177)
FHLB – San Francisco stock	(21)	(10)	3	(28)
Interest-bearing deposits	-	4	-	4
Total net change in income on interest-earning assets
	(3,358)	(1,448)	166	(4,640)

Interest-bearing liabilities:
Checking and money market accounts	(218)	30	(12)	(200)
Savings accounts	(227)	25	(9)	(211)
Time deposits	(487)	(20)	2	(505)
Borrowings	(542)	(2,153)	187	(2,508)
Total net change in expense on interest-bearing liabilities
	(1,474)	(2,118)	168	(3,424)
Net (decrease) increase in net interest income
	$ (1,884)	$ 670	$ (2)	$ (1,216)

(1) Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended December 31, 2011 and 2010.  During the second quarter of fiscal 2012, the Corporation recorded a provision for loan losses of $1.1 million, slightly higher as compared to $1.0 million in the same period of fiscal 2011.  The loan loss provision in the second quarter of fiscal 2012 was attributable to a $1.9 million specific loan loss provision resulting from loan classification downgrades, partly offset by a $757,000 recovery in the general loan loss provision.  Total classified loans were $58.0 million at December 31, 2011 as compared $58.3 million at June 30, 2011 and to $76.1 million at December 31, 2010.

For the Six Months Ended December 31, 2011 and 2010.  During the first six months of fiscal 2012, the Corporation recorded a provision for loan losses of $2.1 million, compared to a provision for loan losses of $1.9 million during the same period of fiscal 2011.  The loan loss provision in the first six months of fiscal 2012 was primarily attributable to a $3.2 million specific loan loss provision resulting from loan classification downgrades, partly offset by a $1.1 million recovery in the general loan loss provision.

The general loan loss allowance was determined through quantitative and qualitative adjustments including specific loan loss allowances in the loss experience analysis and to reflect the impact on loans held for investment resulting from the current general economic conditions of the U.S. and California economy such as the high unemployment rates, and lower home prices in California.  See related discussion of “Asset Quality” on pages 48 to 55.

At December 31, 2011, the allowance for loan losses was $26.9 million, comprised of $15.5 million of general loan loss reserves and $11.4 million of specific loan loss reserves, in comparison to the allowance for loan losses of $30.5 million at June 30, 2011, comprised of $16.4 million of general loan loss reserves and $14.1 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 3.08 percent at December 31, 2011 compared to 3.34 percent at June 30, 2011.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 13 to 20.

Non-Interest Income:

For the Quarters Ended December 31, 2011 and 2010.  Total non-interest income decreased $2.8 million, or 28 percent, to $7.3 million for the quarter ended December 31, 2011 from $10.1 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans, partly offset by an improvement in the sale and operations of real estate owned acquired in the settlement of loans.

The net gain on sale of loans decreased $3.4 million, or 37 percent, to $5.9 million for the second quarter of fiscal 2012 from $9.3 million in the same quarter of fiscal 2011.  Total loans sold for the quarter ended December 31, 2011 were $674.3 million, a decrease of $15.4 million or two percent, from $689.7 million for the same quarter last year.  The average loan sale margin for PBM during the second quarter of fiscal 2012 was 1.14 percent, down 58 basis points from 1.72 percent for the same period of fiscal 2011.  The gain on sale of loans for the second quarter of fiscal 2012 includes a $672,000 recourse provision on loans sold that are subject to repurchase, compared to a $173,000 recourse provision in the comparable quarter last year.  As of December 31, 2011, the total recourse reserve for loans sold that are subject to repurchase was $5.3 million, compared to $4.2 million at June 30, 2011 and $5.3 million at December 31, 2010.  See “Asset Quality” for additional information related to the recourse liability on page 49.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $(4.7 million), in the second quarter of fiscal 2012 as compared to an unfavorable fair-value adjustment, a net loss of $(7.0 million), in the same period last year.  As of December 31, 2011, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 resulted in a gain of $9.4 million, compared to a gain of $7.5 million at June 30, 2011 and a gain of $3.2 million at December 31, 2010.

Total loans originated and purchased for sale increased $8.4 million, or one percent, to $628.9 million in the second quarter of fiscal 2012 from $620.5 million for the same period last year.  The loan origination volumes were achieved as a result of continuing favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and a relatively high volume of activity resulting from relatively low mortgage interest rates.  The mortgage banking environment, although showing improvement as a result of relatively low mortgage interest rates, remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $77,000 in the second quarter of fiscal 2012 compared to a net loss of $(690,000) in the same quarter last year.  The net gain in the second quarter of fiscal 2012 was primarily due to a $778,000 recovery of losses on real estate owned, partly offset by a $496,000 net loss on the sale of real estate owned and operating expenses of $205,000.  Forty real estate owned properties, including 23 undeveloped lots in Coachella, California, were sold in the quarter ended December 31, 2011 as compared to 35 properties sold in the quarter ended December 31, 2010.  See the related discussion on “Asset Quality” on pages 48 to 55.

For the Six Months Ended December 31, 2011 and 2010.  Total non-interest income decreased $4.5 million, or 22 percent, to $15.9 million for the six months ended December 31, 2011 from $20.4 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans, partly offset by a net gain on sale and operations of real estate owned acquired in the settlement of loans.

The net gain on sale of loans decreased $5.6 million, or 30 percent, to $13.2 million for the six months ended December 31, 2011 from $18.8 million in the same period last year.  Total loans sold for the six months ended December 31, 2011 were $1.16 billion, a decrease of $120.5 million or nine percent, from $1.28 billion for the same period last year.  The average loan sale margin for PBM during the first six months of fiscal 2012 was 1.13 percent, down 42 basis points from 1.55 percent for the same period of fiscal 2011.  The gain on sale of loans for the first six months of fiscal 2012 includes a $1.8 million recourse provision on loans sold that are subject to repurchase, compared to a $709,000 recourse provision in the comparable period last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, resulting in a net gain of $1.7 million, in the first six months of fiscal 2012 as compared to an unfavorable fair-value adjustment resulting in a net loss of $(3.7 million), in the same period of fiscal 2011.

Total loans originated and purchased for sale decreased to $1.20 billion in the first six months of fiscal 2012 as compared to $1.27 billion for the same period last year.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $109,000 in the first six months of fiscal 2012 compared to a net loss of $(1.1 million) in the same period last year.  The net gain in the second quarter of fiscal 2012 was primarily due to a $673,000 recovery of losses on real estate owned, partly offset by operating expenses of $429,000 and a $135,000 net loss on the sale of real estate owned.  A total of 58 real estate owned properties, including 23 undeveloped lots in Coachella, California, were sold in the six months ended December 31, 2011 as compared to 62 properties sold in the six months ended December 31, 2010.

Non-Interest Expense:

For the Quarters Ended December 31, 2011 and 2010.  Total non-interest expense in the quarter ended December 31, 2011 was $12.5 million, an increase of $1.2 million or 11 percent, as compared to $11.3 million in the same quarter of fiscal 2011.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits and an increase in other expenses related to loan originations, partly offset by a decrease in deposit insurance premiums and regulatory assessments.

Total salaries and employee benefits increased $815,000, or 11 percent, to $8.4 million in the second quarter of fiscal 2012 from $7.6 million in the same period of fiscal 2011.  The increase was primarily attributable to higher employee salaries and employee benefits related to the mortgage banking division.

Deposit insurance premiums and regulatory assessments decreased $203,000, or 31 percent, to $461,000 in the second quarter of fiscal 2012 from $664,000 in the same quarter of fiscal 2011.  The decrease was primarily attributable to lower deposit insurance premiums resulting from an improvement in the Bank’s risk category rating and the change in the FDIC’s methodology for calculating the premium.

For the Six Months Ended December 31, 2011 and 2010.  Total non-interest expense in the six months ended December 31, 2011 was $24.8 million, an increase of $2.2 million or 10 percent, as compared to $22.6 million in the same period last year.  The increase in non-interest expense was primarily the result of an increase in mortgage banking non-interest expenses, party offset by a decrease in deposit insurance premiums and regulatory assessments.

Total salaries and employee benefits increased $2.3 million, or 15 percent, to $17.2 million in the first six months of fiscal 2012 from $14.9 million in the same period of fiscal 2011.  The increase was primarily attributable to the mortgage banking division and, to a lesser extent, higher contributions to the ESOP and an adjustment resulting from the vesting of the restricted stock awards and stock option grants under the equity incentive plans.

Deposit insurance premiums and regulatory assessments decreased $713,000, or 53 percent, to $632,000 in the first six months of fiscal 2012 from $1.3 million in the same period of fiscal 2011.

Provision for income taxes:

The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, bank-owned life insurance policies and certain California tax-exempt loans.  Therefore, there are normal fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarters Ended December 31, 2011 and 2010.  The income tax provision was $1.4 million for the quarter ended December 31, 2011 as compared to $3.2 million for the same period last year.  The effective income tax rate for the quarter ended December 31, 2011 was 42.3 percent as compared to 42.6 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2012 reflects its current income tax obligations.

For the Six Months Ended December 31, 2011 and 2010.  The income tax provision was $3.1 million for the six months ended December 31, 2011 as compared to an income tax provision of $6.7 million for the same period last year.  The effective income tax rate for the six months ended December 31, 2011 decreased slightly to 42.7 percent as compared to 43.2 percent for the same period last year.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2012 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, decreased $5.6 million, or 15 percent, to $31.5 million at December 31, 2011 from $37.1 million at June 30, 2011.  The non-performing loans at December 31, 2011 were primarily comprised of 89 single-family loans ($26.9 million); three multi-family loans ($2.3 million); three commercial real estate loans ($1.3 million); and one other mortgage loan ($972,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

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

As of December 31, 2011, total restructured loans improved to $30.5 million from $39.2 million at June 30, 2011, a decrease of $8.7 million, or 22 percent.  At December 31, 2011 and June 30, 2011, $13.3 million and $18.4 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2011, $22.3 million, or 73 percent, of the restructured loans have a current payment status; this compares to $31.0 million, or 79 percent, of restructured loans that had a current payment status as of June 30, 2011.

The non-performing loans as a percentage of loans held for investment improved to 3.72 percent at December 31, 2011 from 4.21 percent at June 30, 2011.  Real estate owned was $7.8 million (32 properties) at December 31, 2011, a decrease of $475,000 or six percent from $8.3 million (54 properties) at June 30, 2011.  The Bank has not suspended foreclosure activity because, to date, the Bank has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Bank maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Bank does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets decreased to 3.03 percent at December 31, 2011 from 3.46 percent at June 30, 2011.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 13 to 20.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.

During the second quarter and six months of fiscal 2012, the Bank repurchased one loan, totaling $480,000, and four loans, totaling $1.3 million, respectively, from investors pursuant to the recourse/repurchase covenants contained in the Bank’s loan sale agreements, while some additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In the second quarter and six months of fiscal 2011, the Bank did not repurchase any loans from investors, while some repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests were borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the second quarter and six months of fiscal 2012, the Bank settled claims for $592,000 and $688,000, respectively; and increased the recourse reserve by $100,000 and $1.1 million, respectively.  This compares to the second quarter and six months of fiscal 2011 when the Bank settled claims for $1.4 million and $1.7 million, respectively; and decreased the recourse reserve by $1.2 million and $1.0 million, respectively.  As of December 31, 2011, the total recourse reserve for loans sold that are subject to repurchase was $5.3 million, compared to $4.2 million at June 30, 2011.  The Bank has implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Bank is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.  The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2011 and 2010:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2011	2010	2011	2010
(In Thousands)

Balance, beginning of the period	$ 5,221	$ 6,498	$ 4,216	$ 6,335
Provision	672	173	1,773	709
Net settlements in lieu of loan repurchases	(592)	(1,376)	(688)	(1,749)
Balance, end of the period	$ 5,301	$ 5,295	$ 5,301	$ 5,295

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2011:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars In Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 224,792	734	73%	5.36 years
Stated income (5)	$ 241,570	732	70%	6.04 years
FICO less than or equal to 660	$ 14,839	642	67%	6.77 years
Over 30-year amortization	$ 18,693	735	68%	6.30 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $20.2 million of “Interest only,” $22.1 million of “Stated income,” $2.2 million of “FICO less than or equal to 660,” and $1.8 million of “Over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2011:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 9,077	25%	17%
Fully amortize between 1 year and 5 years	137,634	8%	-%
Fully amortize after 5 years	78,081	9%	1%
Total	$ 224,792	9%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2011:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 227,213	9%	1%
Interest rate reset between 1 year and 5 years	14,334	12%	-%
Interest rate reset after 5 years	23	-%	-%
Total	$ 241,570	9%	1%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

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

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
Loan balance (in thousands)	$31,452	$65,925	$143,711	$117,045	$69,654	$30,853	$1,564	$1,042	$1,771	$463,017
Weighted-average LTV (1)	60%	72%	70%	70%	72%	76%	57%	77%	67%	70%
Weighted-average age (in years)	10.79	7.30	6.43	5.47	4.49	3.75	2.62	1.49	0.52	6.09
Weighted-average FICO (2)	717	723	731	741	732	742	750	738	727	733
Number of loans	209	204	379	264	136	58	6	4	6	1,266

Geographic breakdown (%)
Inland Empire	37%	28%	30%	29%	29%	31%	100%	78%	42%	30%
Southern California (3)	58%	66%	63%	51%	39%	37%	-%	22%	41%	55%
Other California (4)	4%	5%	7%	18%	31%	32%	-%	-%	17%	14%
Other States	1%	1%	-%	2%	1%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
Loan balance (in thousands)	$13,634	$35,321	$45,940	$76,917	$76,472	$11,821	$ -	$962	$37,218	$298,285
Weighted-average LTV (1)	44%	48%	52%	55%	55%	49%	-%	69%	61%	54%
Weighted-average DCR (2)	1.64x	1.49x	1.27x	1.27x	1.25x	1.37x	-x	1.33x	1.43x	1.33x
Weighted-average age (in years)	9.36	7.53	6.51	5.52	4.48	3.70	-	1.68	0.30	5.08
Weighted-average FICO (3)	723	705	705	705	704	767	-	715	732	716
Number of loans	35	50	74	86	98	17	-	4	37	401

Geographic breakdown (%)
Inland Empire	19%	20%	8%	9%	3%	13%	-%	-%	25%	11%
Southern California (4)	74%	75%	64%	58%	85%	85%	-%	33%	64%	71%
Other California (5)	7%	3%	27%	29%	12%	2%	-%	67%	11%	17%
Other States	-%	2%	1%	4%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	-%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2011:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 216,788	1%	-%	5%
Interest rate reset or mature between 1 year and 5 years	59,236	-%	-%	6%
Interest rate reset or mature after 5 years	22,261	-%	-%	19%
Total	$ 298,285	1%	-%	7%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total (5) (6)
Loan balance (in thousands)	$16,643	$8,385	$14,839	$18,647	$19,158	$6,124	$11,071	$390	$4,461	$99,718
Weighted-average LTV (1)	42%	50%	47%	57%	53%	37%	58%	60%	41%	50%
Weighted-average DCR (2)	1.60x	2.41x	2.07x	2.41x	2.32x	1.74x	1.22x	1.26x	1.93x	2.01x
Weighted-average age (in years)	9.83	7.47	6.45	5.42	4.50	3.69	2.50	1.60	0.24	5.63
Weighted-average FICO (2)	730	708	696	720	716	756	722	705	706	717
Number of loans	32	16	20	20	20	10	5	2	5	130

Geographic breakdown (%):
Inland Empire	64%	28%	64%	20%	41%	7%	86%	53%	78%	48%
Southern California (3)	36%	72%	36%	80%	50%	93%	-%	47%	22%	49%
Other California (4)	-%	-%	-%	-%	9%	-%	-%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	14%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $26.3 million in Retail; $24.2 million in Office; $9.4 million in Mixed Use; $9.1 million in Medical/Dental Office; $7.9 million in Light Industrial/Manufacturing; $4.8 million in Warehouse; $4.1 million in Mini-Storage; $3.5 million in Restaurant/Fast Food; $2.9 million in Research and Development; $2.1 million in Mobile Home Parks; $2.0 million in Schools; $1.9 million in Hotel and Motel; $1.0 million in Automotive – Non Gasoline; and $481,000 in Other.

(6)	Consisting of $67.1 million or 67.3% in investment properties and $32.6 million or 32.7% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2011:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 67,243	2%	-%	26%
Interest rate reset or mature between 1 year and 5 years	22,806	-%	-%	35%
Interest rate reset or mature after 5 years	9,669	-%	-%	58%
Total	$ 99,718	2%	-%	31%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves at the dates indicated:

	At December 31,	At June 30,
	2011	2011
(Dollars In Thousands)

Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$ 15,483	$ 16,705
Multi-family	1,789	1,463
Commercial real estate	938	560
Total	18,210	18,728

Accruing loans past due 90 days or
more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	11,424	15,133
Multi-family	490	490
Commercial real estate	365	1,660
Other	972	972
Commercial business loans	-	143
Total	13,251	18,398

Total non-performing loans	31,461	37,126

Real estate owned, net	7,853	8,329
Total non-performing assets	$ 39,314	$ 45,455

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 10,092	$ 15,589
Multi-family	4,168	3,665
Commercial real estate	2,772	1,142
Other	-	237
Commercial business loans	219	125
Total	$ 17,251	$ 20,758

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	3.72%	4.21%

Non-performing loans as a percentage of total assets	2.42%	2.82%

Non-performing assets as a percentage of total assets	3.03%	3.46%

The following table describes the non-performing loans by the calendar year of origination as of December 31, 2011:

	Calendar Year of Origination
(Dollars In Thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
Mortgage loans:
Single-family	$ 497	$ 3,812	$ 6,224	$ 7,115	$ 6,508	$ 2,131	$ -	$ 171	$ 449	$ 26,907
Multi-family	-	-	-	2,279	-	-	-	-	-	2,279
Commercial real estate	-	-	-	915	388	-	-	-	-	1,303
Other	-	-	-	-	-	-	972	-	-	972
Total	$ 497	$ 3,812	$ 6,224	$ 10,309	$ 6,896	$ 2,131	$ 972	$ 171	$ 449	$ 31,461

The following table describes the non-performing loans by the geographic location as of December 31, 2011:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 8,455	$ 14,427	$ 3,671	$ 354	$ 26,907
Multi-family	842	-	1,437	-	2,279
Commercial real estate	-	1,303	-	-	1,303
Other	972	-	-	-	972
Total	$ 10,269	$ 15,730	$ 5,108	$ 354	$ 31,461

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of specific loan loss reserves, and real estate owned at the dates indicated:

	At December 31, 2011		At June 30, 2011
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 4,342	13	$ 2,570	12
Multi-family	5,658	5	3,665	2
Commercial real estate	6,412	6	6,531	6
Commercial business loans	475	3	78	2
Total special mention loans	16,887	27	12,844	22

Substandard loans:
Mortgage loans:
Single-family	29,001	98	33,493	125
Multi-family	3,304	5	3,265	5
Commercial real estate	7,786	9	7,527	9
Other	972	1	972	1
Commercial business loans	44	5	156	5
Total substandard loans	41,107	118	45,413	145

Total classified loans	57,994	145	58,257	167

Real estate owned:
Single-family	6,379	27	6,718	26
Multi-family	1,040	1	1,041	1
Commercial real estate	26	1	102	1
Other	408	3	468	26
Total real estate owned	7,853	32	8,329	54

Total classified assets	$ 65,847	177	$ 66,586	221

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated (in thousands):

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Loans originated and purchased for sale:
Retail originations	$ 220,272	$ 220,794	$ 427,821	$ 454,533
Wholesale originations and purchases	408,672	399,748	769,183	815,480
Total loans originated and purchased for sale (1)	628,944	620,542	1,197,004	1,270,013

Loans sold:
Servicing released	(670,753)	(689,724)	(1,152,146)	(1,280,313)
Servicing retained	(3,537)	-	(7,863)	(185)
Total loans sold (2)	(674,290)	(689,724)	(1,160,009)	(1,280,498)

Loans originated for investment:
Mortgage loans:
Single-family	980	-	980	-
Multi-family	10,659	-	23,638	140
Commercial real estate	1,315	100	4,180	539
Commercial business loans	300	-	300	-
Consumer loans	13	-	13	-
Total loans originated for investment (3)	13,267	100	29,111	679

Loans purchased for investment:
Mortgage loans:
Multi-family	7,053	-	7,053	-
Total loans purchased for investment	7,053	-	7,053	-

Mortgage loan principal payments	(32,863)	(28,859)	(68,439)	(56,962)
Real estate acquired in settlement of loans	(6,403)	(10,558)	(12,085)	(25,533)
(Decrease) increase in other items, net (4)	(1,303)	(4,667)	6,343	46
Net decrease in loans held for investment and
loans held for sale at fair value	$ (65,595)	$ (113,166)	$ (1,022)	$ (92,255)

(1)
Includes PBM loans originated and purchased for sale during the quarters and six months ended December 31, 2011 and 2010 totaling $628.9 million, $620.5 million, $1.20 billion and $1.27 billion, respectively.

(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2011 and 2010 totaling $674.3 million, $689.6 million, $1.16 billion and $1.28 billion, respectively.
(3)	Includes PBM loans originated for investment during the quarters and six months ended December 31, 2011 and 2010 totaling $980, $0, $980 and $0, respectively.
(4)	Includes net changes in deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

Loans that the Bank has originated for sale are primarily sold on a servicing released basis.  Clear ownership is conveyed to the investor by endorsing the original note in favor of the investor; transferring the servicing to a new servicer consistent with investor instructions; communicating the servicing transfer to the borrower as required by law; and shipping the original loan file and collateral instruments to the investor contemporaneous with receiving the cash proceeds from the sale of the loan.  Additionally, the Bank registers the change of ownership in the mortgage electronic registration system known as MERS as required by the contractual terms of the loan sale agreement.  The Bank does not believe that completing this additional registration clouds ownership of the note since the steps previously described have also been taken.  Also, the Bank retains an imaged copy of the entire loan file and collateral instruments as an abundance of caution in the event questions arise that can only be answered by reviewing the loan file.  Additionally, the Bank does not originate or sponsor mortgage-backed securities.

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, proceeds from the sale of loans originated and purchased for sale, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, FHLB – San Francisco advances, and access to the discount window facility at the Federal Reserve Bank of San Francisco.  While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2012 and 2011, the Bank originated and purchased $649.3 million and $620.6 million of loans, respectively.  The total loans sold in the first six months of fiscal 2012 and 2011 were $674.3 million and $689.7 million, respectively.  At December 31, 2011, the Bank had loan origination commitments totaling $128.0 million and undisbursed lines of credit totaling $3.9 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first six months of fiscal 2012, the net increase in deposits was $8.1 million in comparison to a net decrease in deposits of $6.3 million during the same period in fiscal 2011.  On December 31, 2011, time deposits that are scheduled to mature in one year or less were $264.4 million and the total time deposits with a principal amount of $100,000 or higher were $225.4 million, including brokered time deposits of $12.2 million.   Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2011, total cash and cash equivalents were $133.5 million, or 10 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2011, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $269.3 million and the remaining unused collateral was $361.9 million.  In addition, the Bank has secured a $21.3 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $22.4 million.  As of December 31, 2011, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2011 increased to 38.0 percent from 34.7 percent for the quarter ended June 30, 2011.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum ratio of 2.0 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of December 31, 2011, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of December 31, 2011 were as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 138,591	10.68%
Requirement	25,960	2.00

Excess over requirement	$ 112,631	8.68%

Core capital	$ 138,591	10.68%
Requirement to be “Well Capitalized”	64,901	5.00

Excess over requirement	$ 73,690	5.68%

Total risk-based capital	$ 145,977	18.21%
Requirement to be “Well Capitalized”	80,145	10.00

Excess over requirement	$ 65,832	8.21%

Tier 1 risk-based capital	$ 135,892	16.96%
Requirement to be “Well Capitalized”	48,087	6.00

Excess over requirement	$ 87,805	10.96%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the second quarter of fiscal 2012, the Bank did not declare a cash dividend to the Corporation, while the Corporation paid $341,000 of cash dividends to its shareholders.  For the first six months of fiscal 2012, the Bank declared and paid a cash dividend of $5.0 million to the Corporation, while the Corporation paid $686,000 of cash dividends to its shareholders.

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 20 to 22.

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2011	2011	2010

Loans serviced for others (in thousands)	$ 104,785	$ 109,351	$ 116,049

Book value per share	$ 12.78	$ 12.41	$ 11.99

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

Through the use of an internal interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 0.25% making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2011 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 143,065	$ (1,939)	$ 1,290,602	11.09%	+15 bp
+200 bp	$ 148,621	$ 3,617	$ 1,307,326	11.37%	+43 bp
+100 bp	$ 152,203	$ 7,199	$ 1,320,935	11.52%	+58 bp
0 bp	$ 145,004	$ -	$ 1,325,879	10.94%	- bp
-100 bp	$ 148,982	$ 3,978	$ 1,333,834	11.17%	+23 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2011 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a 0 basis point rate shock at December 31, 2011 and a -100 basis point rate shock at June 30, 2011.

	At December 31, 2011		At June 30, 2011 (1)
	(0 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	10.94%		12.38%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.94%		12.18%
Sensitivity Measure: Change in NPV Ratio	0	bp	20	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 200, plus 100 and minus 100 basis points.  The following table describes the results of the analysis at December 31, 2011 and June 30, 2011.

At December 31, 2011		At June 30, 2011
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+27.84%	+200 bp	+32.23%
+100 bp	+16.76%	+100 bp	+21.70%
-100 bp	-9.42%	-100 bp	-12.00%

At both December 31, 2011 and June 30, 2011, the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2011 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter and six months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2012.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2011	-	$ -	-	502,765
November 1 – 30, 2011	143,153	9.19	143,153	359,612
December 1 – 31, 2011	120,350	9.36	120,350	239,262
Total	263,503	$ 9.27	263,503	239,262

(1)
On July 21, 2011, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation’s outstanding common stock, or approximately 570,932 shares, which expires on July 21, 2012.

During the quarter ended December 31, 2011, the Corporation purchased 263,503 shares of the Corporation’s common stock at an average cost of $9.27 per share.  For the six months ended December 31, 2011, the Corporation purchased 343,193 shares of the Corporation’s common stock, of which 11,523 shares were purchased from employees to satisfy their withholding tax obligations resulting from the vesting of restricted stock awards, at an average cost of $9.05 per share.  The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

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

Provident Financial Holdings, Inc.

February 9, 2012	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 9, 2012	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.