Form 10-Q
period 2012-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2012-05-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... March 31, 2012

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
Yes   X .   No         .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X  .No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                                                                        Accelerated filer [ X ]
Non-accelerated filer [   ]                                                                                                                          Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No  X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of May 1, 2012

Common stock, $ 0.01 par value, per share	11,013,972 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2012 and June 30, 2011	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2012 and 2011	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Nine Months Ended March 31, 2012 and 2011	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2012 and 2011	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2012 and 2011	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	35
	Safe-Harbor Statement	36
	Critical Accounting Policies	37
	Executive Summary and Operating Strategy	39
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	40
	Comparison of Financial Condition at March 31, 2012 and June 30, 2011	40
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2012 and 2011	42
	Asset Quality	51
	Loan Volume Activities	60
	Liquidity and Capital Resources	61
	Commitments and Derivative Financial Instruments	62
	Supplemental Information	62

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	63

ITEM 4 -	Controls and Procedures	64

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	65
ITEM 1A -	Risk Factors	65
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	66
ITEM 3 -	Defaults Upon Senior Securities	66
ITEM 4 -	Mine Safety Disclosures	66
ITEM 5 -	Other Information	66
ITEM 6 -	Exhibits	66

SIGNATURES		68

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	March 31,	June 30,
	2012	2011
Assets
Cash and cash equivalents	$ 187,007	$ 142,550
Investment securities – available for sale, at fair value	23,541	26,193
Loans held for investment, net of allowance for loan losses of
$24,260 and $30,482, respectively	825,325	881,610
Loans held for sale, at fair value	182,624	191,678
Accrued interest receivable	3,316	3,778
Real estate owned, net	6,084	8,329
Federal Home Loan Bank (“FHLB”) – San Francisco stock	23,410	26,976
Premises and equipment, net	6,202	4,805
Prepaid expenses and other assets	29,454	28,630

Total assets	$ 1,286,963	$ 1,314,549

Liabilities and Stockholders’ Equity

Commitments and Contingencies

Liabilities:
Non interest-bearing deposits	$ 56,121	$ 45,437
Interest-bearing deposits	918,682	900,330
Total deposits	974,803	945,767

Borrowings	146,560	206,598
Accounts payable, accrued interest and other liabilities	22,281	20,441
Total liabilities	1,143,644	1,172,806

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (40,000,000 shares authorized; 17,619,865 and 17,610,865 shares issued; 11,013,972 and 11,418,654 shares outstanding, respectively)

	176	176
Additional paid-in capital	86,621	85,432
Retained earnings	153,517	148,147
Treasury stock at cost (6,605,893 and 6,192,211 shares, respectively)
	(97,608)	(92,650)
Accumulated other comprehensive income, net of tax	613	638

Total stockholders’ equity	143,319	141,743

Total liabilities and stockholders’ equity	$ 1,286,963	$ 1,314,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011
Interest income:
Loans receivable, net	$ 12,205	$ 13,715	$ 38,215	$ 44,164
Investment securities	126	185	407	643
FHLB – San Francisco stock	30	22	68	88
Interest-earning deposits	93	104	227	234
Total interest income	12,454	14,026	38,917	45,129

Interest expense:
Checking and money market deposits	147	225	523	801
Savings deposits	184	257	600	884
Time deposits	1,683	1,930	5,413	6,165
Borrowings	1,464	2,442	5,101	8,587
Total interest expense	3,478	4,854	11,637	16,437

Net interest income, before provision for loan losses	8,976	9,172	27,280	28,692
Provision for loan losses	1,622	2,693	3,726	4,618
Net interest income, after provision for loan losses	7,354	6,479	23,554	24,074

Non-interest income:
Loan servicing and other fees	256	298	564	697
Gain on sale of loans, net	10,138	6,680	23,311	25,459
Deposit account fees	609	633	1,838	1,933
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(215)	(550)	(106)	(1,608)
Gain on sale of premises and equipment	-	1,086	-	1,086
Card and processing fees	306	312	946	940
Other	215	205	617	589
Total non-interest income	11,309	8,664	27,170	29,096

Non-interest expense:
Salaries and employee benefits	10,349	7,170	27,583	22,112
Premises and occupancy	915	786	2,743	2,410
Equipment	357	394	1,081	1,097
Professional expenses	540	356	1,428	1,157
Sales and marketing expenses	315	202	692	496
Deposit insurance premiums and regulatory assessments	364	695	996	2,040
Other	1,757	1,409	4,851	4,252
Total non-interest expense	14,597	11,012	39,374	33,564

Income before income taxes	4,066	4,131	11,350	19,606
Provision for income taxes	1,734	1,796	4,846	8,487
Net income	$ 2,332	$ 2,335	$ 6,504	$ 11,119

Basic earnings per share	$ 0.21	$ 0.20	$ 0.57	$ 0.98
Diluted earnings per share	$ 0.21	$ 0.20	$ 0.57	$ 0.98
Cash dividends per share	$ 0.04	$ 0.01	$ 0.10	$ 0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands
For the Quarters and Nine Months Ended March 31, 2012 and 2011

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011

Net income	$ 2,332	$ 2,335	$ 6,504	$ 11,119

Change in unrealized holding gain (loss) on securities available for sale	103	214	(43)	(5)
Reclassification of (gains) losses to net income	-	-	-	-
Other comprehensive income (loss), before tax	103	214	(43)	(5)
Income tax (expense) benefit	(43)	(90)	18	2
Other comprehensive income (loss)	60	124	(25)	(3)

Total comprehensive income	$ 2,392	$ 2,459	$ 6,479	$ 11,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information
For the Quarters Ended March 31, 2012 and 2011

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at January 1, 2012	11,175,761	$ 176	$ 86,265	$ 151,633	$ (95,757)	$ -	$ 553	$ 142,870

Net income				2,332				2,332
Other comprehensive income							60	60
Purchase of treasury stock (1)	(181,989)				(1,851)			(1,851)
Exercise of stock options	9,000		72					72
Distribution of restricted stock	11,200							-
Amortization of restricted stock			138					138
Stock options expense			146					146
Cash dividends				(448)				(448)

Balance at March 31, 2012	11,013,972	$ 176	$ 86,621	$ 153,517	$ (97,608)	$ -	$ 613	$ 143,319

(1)	Includes the repurchase of 1,256 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at January 1, 2011	11,407,454	$ 176	$ 86,146	$ 143,939	$ (93,942)	$ (68)	$ 540	$ 136,791

Net income				2,335				2,335
Other comprehensive income							124	124
Distribution of restricted stock	11,200
Amortization of restricted stock			172					172
Stock options expense			149					149
Allocations of contribution to ESOP (1)			53			68		121
Cash dividends				(115)				(115)

Balance at March 31, 2011	11,418,654	$ 176	$ 86,520	$ 146,159	$ (93,942)	$ -	$ 664	$ 139,577

(1)	Employee Stock Ownership Plan (“ESOP”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information
For the Nine Months Ended March 31, 2012 and 2011

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2011	11,418,654	$ 176	$ 85,432	$ 148,147	$ (92,650)	$ -	$ 638	$ 141,743

Net income				6,504				6,504
Other comprehensive loss							(25)	(25)
Purchase of treasury stock (1)	(525,182)				(4,958)			(4,958)
Exercise of stock options	9,000		72					72
Distribution of restricted stock	111,500
Amortization of restricted stock			555					555
Stock options expense			562					562
Cash dividends				(1,134)				(1,134)

Balance at March 31, 2012	11,013,972	$ 176	$ 86,621	$ 153,517	$ (97,608)	$ -	$ 613	$ 143,319

(2)	Includes the repurchase of 12,779 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2010	11,406,654	$ 176	$ 85,663	$ 135,383	$ (93,942)	$ (203)	$ 667	$ 127,744

Net income				11,119				11,119
Other comprehensive loss							(3)	(3)
Distribution of restricted stock	12,000
Amortization of restricted stock			374					374
Stock options expense			380					380
Allocations of contribution to ESOP			103			203		306
Cash dividends				(343)				(343)

Balance at March 31, 2011	11,418,654	$ 176	$ 86,520	$ 146,159	$ (93,942)	$ -	$ 664	$ 139,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Nine Months Ended March 31,

	2012	2011
Cash flows from operating activities:
Net income	$ 6,504	$ 11,119
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,122	1,027
Provision for loan losses	3,726	4,618
Recovery of losses on real estate owned	(580)	(28)
Gain on sale of loans, net	(23,311)	(25,459)
Loss on sale of real estate owned, net	12	187
Gain on sale of premises and equipment, net	-	(1,080)
Stock-based compensation	1,117	754
ESOP expense	-	304
(Increase) decrease in current and deferred income taxes	(292)	2,203
Increase in cash surrender value of the bank owned life insurance	(142)	(150)
Increase (decrease) in accounts payable and other liabilities	2,220	(1,197)
Decrease in prepaid expenses and other assets	906	2,906
Loans originated for sale	(1,780,636)	(1,693,902)
Proceeds from sale of loans	1,811,710	1,738,148
Net cash provided by operating activities	22,356	39,450

Cash flows from investing activities:
Decrease in loans held for investment, net	39,101	61,950
Maturity and call of investment securities available for sale	-	3,250
Principal payments from investment securities available for sale	2,671	4,610
Redemption of FHLB – San Francisco stock	3,566	3,610
Proceeds from sale of real estate owned	15,769	28,963
Proceeds from sale of premises and equipment	-	2,189
Purchase of premises and equipment	(1,984)	(491)
Net cash provided by investing activities	59,123	104,081

Cash flows from financing activities:
Increase in deposits, net	29,036	14,002
Proceeds from long-term borrowings	-	30,000
Repayments of long-term borrowings	(60,038)	(108,036)
ESOP loan payment	-	2
Exercise of stock options	72	-
Cash dividends	(1,134)	(343)
Treasury stock purchases	(4,958)	-
Net cash used for financing activities	(37,022)	(64,375)

Net increase in cash and cash equivalents	44,457	79,156
Cash and cash equivalents at beginning of period	142,550	96,201
Cash and cash equivalents at end of period	$ 187,007	$ 175,357
Supplemental information:
Cash paid for interest	$ 11,987	$ 17,007
Cash paid for income taxes	$ 5,110	$ 6,280
Transfer of loans held for sale to held for investment	$ 1,545	$ 163
Real estate acquired in the settlement of loans	$ 19,327	$ 36,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2011 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011.  The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2011-02:
In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This ASU provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The provisions of this standard were effective for the first interim or annual period beginning on or after June 15, 2011.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements.

ASU 2011-03:
In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The ASU amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion.  ASU No. 2011-03 was effective for the Corporation’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements.

ASU 2011-04:
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in GAAP and International Financial Reporting Standards.” ASU 2011-04 developed common requirements between GAAP and IFRSs for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 commenced during interim or annual periods beginning after December 15, 2011 and this ASU is applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements.

ASU 2011-05:
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The effective date of ASU 2011-05 was the first interim or fiscal period beginning after December 15, 2011 and this ASU is applied retrospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements.

ASU 2011-10:
In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360) - Derecognition of in Substance Real Estate.”  The amendments in this ASU clarify the scope of current GAAP.  The amendments will resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt.  That guidance will improve current GAAP by eliminating the diversity in practice and emphasizing that the accounting for such transactions is based on their substance rather than their form.  The amendments in this ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date.  Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  Early adoption is permitted.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

ASU 2011-11:
In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

ASU 2011-12:
In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”  While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The amendments in this ASU are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU is deferring.  For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for ASU 2011-05.  The amendments in this ASU were effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

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

As of March 31, 2012 and 2011, there were outstanding options to purchase 1,178,000 shares and 837,700 shares of the Corporation’s common stock, respectively, of which 584,000 shares and 656,700 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2012 and 2011, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$2,332	$2,335	$6,504	$11,119

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	11,130	11,399	11,318	11,379

Effect of dilutive securities	64	36	47	15

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	11,194	11,435	11,365	11,394

Basic earnings per share	$0.21	$0.20	$0.57	$0.98
Diluted earnings per share	$0.21	$0.20	$0.57	$0.98

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended March 31, 2012 and 2011, respectively (in thousands).

	For the Quarter Ended March 31, 2012
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 7,505	$ 1,471	$ 8,976
Provision (recovery) for loan losses	1,763	(141)	1,622
Net interest income, after provision for loan losses	5,742	1,612	7,354

Non-interest income:
Loan servicing and other fees	196	60	256
(Loss) gain on sale of loans, net	(412)	10,550	10,138
Deposit account fees	609	-	609
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(215)	-	(215)
Card and processing fees	306	-	306
Other	215	-	215
Total non-interest income	699	10,610	11,309

Non-interest expense:
Salaries and employee benefits	4,155	6,194	10,349
Premises and occupancy	557	358	915
Operating and administrative expenses	1,456	1,877	3,333
Total non-interest expense	6,168	8,429	14,597
Income before income taxes	273	3,793	4,066
Provision for income taxes	139	1,595	1,734
Net income	$ 134	$ 2,198	$ 2,332
Total assets, end of period	$ 1,106,673	$ 180,290	$ 1,286,963

	For the Quarter Ended March 31, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 8,266	$ 906	$ 9,172
Provision for loan losses	1,080	1,613	2,693
Net interest income (expense), after provision for loan losses	7,186	(707)	6,479

Non-interest income:
Loan servicing and other fees	283	15	298
Gain on sale of loans, net	4	6,676	6,680
Deposit account fees	633	-	633
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(501)	(49)	(550)
Gain on sale of premises and equipment	1,086	-	1,086
Card and processing fees	312	-	312
Other	205	-	205
Total non-interest income	2,022	6,642	8,664

Non-interest expense:
Salaries and employee benefits	3,636	3,534	7,170
Premises and occupancy	546	240	786
Operating and administrative expenses	1,586	1,470	3,056
Total non-interest expense	5,768	5,244	11,012
Income before income taxes	3,440	691	4,131
Provision for income taxes	1,505	291	1,796
Net income	$ 1,935	$ 400	$ 2,335
Total assets, end of period	$ 1,194,594	$ 144,437	$ 1,339,031

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the nine months ended March 31, 2012 and 2011, respectively (in thousands).

	For the Nine Months Ended March 31, 2012
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 22,703	$ 4,577	$ 27,280
Provision for loan losses	3,554	172	3,726
Net interest income, after provision for loan losses	19,149	4,405	23,554

Non-interest income:
Loan servicing and other fees	475	89	564
(Loss) gain on sale of loans, net	(1,031)	24,342	23,311
Deposit account fees	1,838	-	1,838
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(178)	72	(106)
Card and processing fees	946	-	946
Other	617	-	617
Total non-interest income	2,667	24,503	27,170

Non-interest expense:
Salaries and employee benefits	11,608	15,975	27,583
Premises and occupancy	1,830	913	2,743
Operating and administrative expenses	3,813	5,235	9,048
Total non-interest expense	17,251	22,123	39,374
Income before taxes	4,565	6,785	11,350
Provision for income taxes	1,993	2,853	4,846
Net income	$ 2,572	$ 3,932	$ 6,504
Total assets, end of period	$ 1,106,673	$ 180,290	$ 1,286,963

	For the Nine Months Ended March 31, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 25,590	$ 3,102	$ 28,692
Provision for loan losses	2,273	2,345	4,618
Net interest income, after provision for loan losses	23,317	757	24,074

Non-interest income:
Loan servicing and other fees	657	40	697
(Loss) gain on sale of loans, net	(117)	25,576	25,459
Deposit account fees	1,933	-	1,933
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,522)	(86)	(1,608)
Gain on sale of premises and equipment	1,086	-	1,086
Card and processing fees	940	-	940
Other	587	2	589
Total non-interest income	3,564	25,532	29,096

Non-interest expense:
Salaries and employee benefits	10,112	12,000	22,112
Premises and occupancy	1,702	708	2,410
Operating and administrative expenses	4,796	4,246	9,042
Total non-interest expense	16,610	16,954	33,564
Income before taxes	10,271	9,335	19,606
Provision for income taxes	4,562	3,925	8,487
Net income	$ 5,709	$ 5,410	$ 11,119
Total assets, end of period	$ 1,194,594	$ 144,437	$ 1,339,031

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2012 and June 30, 2011 were as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$ 12,210	$ 455	$ -	$ 12,665	$ 12,665
U.S. government sponsored enterprise MBS	9,119	466	-	9,585	9,585
Private issue CMO (2)	1,288	6	(3)	1,291	1,291
Total investment securities	$ 22,617	$ 927	$ (3)	$ 23,541	$ 23,541

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$ 13,935	$ 474	$ -	$ 14,409	$ 14,409
U.S. government sponsored enterprise MBS	9,960	457	-	10,417	10,417
Private issue CMO	1,396	-	(29)	1,367	1,367
Total investment securities	$ 25,291	$ 931	$ (29)	$ 26,193	$ 26,193

In the third quarter of fiscal 2012 and 2011, the Bank received MBS principal payments of $688,000 and $885,000, respectively, and did not purchase or sell investment securities.  For the first nine months of fiscal 2012 and 2011, the Bank received MBS principal payments of $2.7 million and $4.6 million, respectively, and did not purchase or sell investment securities.

The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of March 31, 2012, the gross unrealized holding losses relate to one adjustable rate private issue CMO which has been in an unrealized loss position for more than 12 months; while as of June 30, 2011, the gross unrealized holding losses relate to two adjustable rate private issue CMO.  The unrealized holding losses are primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of June 30, 2011.  The Bank does not believe that there are any other-than-temporary impairments at March 31, 2012 or June 30, 2011; therefore, no impairment losses have been recorded for the quarter ended March 31, 2012.  The Bank intends and has the ability to hold these CMO investment securities until maturity and will not likely be required to sell the CMO investment securities before realizing a full recovery.

Contractual maturities of investment securities as of March 31, 2012 and June 30, 2011 were as follows:

(In Thousands)	March 31, 2012		June 30, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Due in one year or less	$ -	$ -	$ -	$ -
Due after one through five years	-	-	-	-
Due after five through ten years	-	-	-	-
Due after ten years	22,617	23,541	25,291	26,193
Total investment securities	$ 22,617	$ 23,541	$ 25,291	$ 26,193

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

	March 31, 2012	June 30, 2011

Mortgage loans:
Single-family	$ 452,936	$ 494,192
Multi-family	291,205	304,808
Commercial real estate	98,642	103,637
Other	756	1,530
Commercial business loans	3,284	4,526
Consumer loans	590	750
Total loans held for investment, gross	847,413	909,443

Deferred loan costs, net	2,172	2,649
Allowance for loan losses	(24,260)	(30,482)
Total loans held for investment, net	$ 825,325	$ 881,610

As of March 31, 2012, the Bank had $45.2 million in mortgage loans that are subject to negative amortization, consisting of $27.9 million in multi-family loans, $10.8 million in commercial real estate loans and $6.5 million in single-family loans.  This compares to $50.4 million of negative amortization mortgage loans at June 30, 2011, consisting of $31.3 million in multi-family loans, $11.5 million in commercial real estate loans and $7.6 million in single-family loans.  During the third quarter of fiscal 2012, no loan interest income was added to the negative amortization loan balance, as compared to $11,000 of loan interest income in the comparable period of fiscal 2011.  For the first nine months of fiscal 2012, $13,000 of loan interest income was added to the negative amortization loan balance, down from $38,000 of loan interest income in the comparable nine-month period of fiscal 2011.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of March 31, 2012 and June 30, 2011, the interest-only ARM loans were $223.6 million and $247.8 million, or 26.3% and 27.2% of loans held for investment, respectively.

The following table sets forth information at March 31, 2012 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at March 31, 2012, unchanged from June 30, 2011.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 424,446	$ 16,433	$ 4,377	$ 1,465	$ 6,215	$ 452,936
Multi-family	209,716	13,237	42,866	12,105	13,281	291,205
Commercial real estate	66,938	6,601	6,171	1,846	17,086	98,642
Other	522	-	-	-	234	756
Commercial business loans	1,647	-	-	-	1,637	3,284
Consumer loans	567	-	-	-	23	590
Total loans held for investment, gross	$ 703,836	$ 36,271	$ 53,414	$ 15,416	$ 38,476	$ 847,413

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

In compliance with the Office of the Comptroller of the Currency’s regulatory reporting requirements, the Corporation modified its charge-off policy on impaired loans during the quarter ended March 31, 2012.  Historically, the Corporation established a specific valuation allowance for impaired loans at the time of impairment based upon the estimated fair value of the underlying collateral, less disposition costs, in comparison to the loan balance.  The actual loan charge-off was not recorded until the foreclosure process was complete.  Under the modified policy, losses on loans are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 180 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  Both methods are acceptable under GAAP.  The modification to the charge-off policy resulted in $990,000 of additional charge-offs in the third quarter of fiscal 2012, however there was no impact on the allowance for loans losses or provision for loan losses because these charge-offs were timely identified in previous periods and were included in the Corporation’s loss experience as part of the evaluation of the allowance for loan losses in those prior periods.  The Corporation still records reserves for individually impaired assets under ASC 310-40.

The following tables summarize the Corporation’s allowance for loan losses at March 31, 2012 and June 30, 2011:

(In Thousands)	March 31, 2012	June 30, 2011 (1)

Collectively evaluated for impairment:
Mortgage loans:
Single-family	$ 10,628	$ 11,561
Multi-family	2,353	2,810
Commercial real estate	1,581	1,796
Other	7	5
Commercial business loans	124	178
Consumer loans	14	16
Total collectively evaluated allowance	14,707	16,366

Individually evaluated for impairment:
Mortgage loans:
Single-family	8,980	12,654
Multi-family	250	581
Commercial real estate	214	231
Other	-	321
Commercial business loans	109	329
Total individually evaluated allowance	9,553	14,116
Total loan loss allowance	$ 24,260	$ 30,482

(1)
The presentation for the June 30, 2011 data was changed to conform to the current reporting requirement, specifically the collectively evaluated allowance was previously described as general valuation allowance and the individually evaluated allowance was previously described as a specific valuation allowance.

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses (dollars in thousands):

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Allowance at beginning of period	$ 26,901	$ 36,925	$ 30,482	$ 43,501

Provision for loan losses	1,622	2,693	3,726	4,618

Recoveries:
Mortgage loans:
Single-family	33	-	337	1
Construction	28	-	28	-
Consumer loans	-	1	-	1
Total recoveries	61	1	365	2

Charge-offs:
Mortgage loans:
Single-family	(3,081)	(4,937)	(9,043)	(13,427)
Multi-family	(534)	(201)	(534)	(204)
Commercial real estate	(49)	-	(49)	-
Other	(400)	-	(400)	-
Commercial business loans	(256)	-	(256)	-
Consumer loans	(4)	(3)	(31)	(12)
Total charge-offs	(4,324)	(5,141)	(10,313)	(13,643)

Net charge-offs	(4,263)	(5,140)	(9,948)	(13,641)
Balance at end of period	$ 24,260	$ 34,478	$ 24,260	$ 34,478

Allowance for loan losses as a percentage of gross loans held for investment
	2.86%	3.64%	2.86%	3.64%

Net charge-offs as a percentage of average loans outstanding during the period (annualized)
	1.64%	1.94%	1.23%	1.62%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period
	57.34%	54.19%	57.34%	54.19%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of individually evaluated allowances at March 31, 2012 and June 30, 2011:

(In Thousands)	March 31, 2012
	Recorded Investment	Individually Evaluated Allowance	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 35,145	$ (8,980)	$ 26,165
Without a related allowance	656	-	656
Total single-family loans	35,801	(8,980)	26,821
Multi-family:
With a related allowance	516	(250)	266
Without a related allowance	1,022	-	1,022
Total multi-family loans	1,538	(250)	1,288

Commercial real estate:
With a related allowance	1,133	(214)	919
Without a related allowance	2,373	-	2,373
Total commercial real estate loans	3,506	(214)	3,292

Other:
Without a related allowance	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	224	(109)	115
Without a related allowance	103	-	103
Total commercial business loans	327	(109)	218

Total non-performing loans	$ 41,694	$ (9,553)	$ 32,141

(In Thousands)	June 30, 2011
	Recorded Investment	Individually Evaluated Allowance (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 42,957	$ (12,654)	$ 30,303
Without a related allowance	1,535	-	1,535
Total single-family loans	44,492	(12,654)	31,838
Multi-family:
With a related allowance	2,534	(581)	1,953
Total multi-family loans	2,534	(581)	1,953

Commercial real estate:
With a related allowance	2,451	(231)	2,220
Total commercial real estate loans	2,451	(231)	2,220

Other:
With a related allowance	1,293	(321)	972
Total other loans	1,293	(321)	972

Commercial business loans:
With a related allowance	331	(329)	2
Without a related allowance	141	-	141
Total commercial business loans	472	(329)	143

Total non-performing loans	$ 51,242	$ (14,116)	$ 37,126

(1)
The presentation for the June 30, 2011 data was changed to conform to the current reporting requirement, specifically the individually evaluated allowance was previously described as a specific valuation allowance.

At March 31, 2012 and June 30, 2011, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of individually evaluated allowances, as of March 31, 2012:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 9,074	$ 4,827	$ 3,712	$ 9,208	$ 26,821
Multi-family	669	353	-	266	1,288
Commercial real estate	2,373	-	919	-	3,292
Other	-	-	-	522	522
Commercial business loans	218	-	-	-	218
Total	$ 12,334	$ 5,180	$ 4,631	$ 9,996	$ 32,141

During the quarters ended March 31, 2012 and 2011, the Corporation’s average investment in non-performing loans was $33.1 million and $47.8 million, respectively.  Interest income of $1.7 million was recognized, based on cash receipts, on non-performing loans during both quarters ended March 31, 2012 and 2011, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $132,000 and $354,000 for the quarters ended March 31, 2012 and 2011, respectively, and was not included in the results of operations.

For the nine months ended March 31, 2012 and 2011, the Corporation’s average investment in non-performing loans was $35.1 million and $52.8 million, respectively.  Interest income of $4.8 million and $5.2 million was recognized, based on cash receipts, on non-performing loans during the nine months ended March 31, 2012 and 2011, respectively.  The foregone interest income amounted to $706,000 and $995,000 and was not included in the results of operations for the nine months ended March 31, 2012 and 2011, respectively.

For the quarter ended March 31, 2012, six loans for $3.1 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”). This compares to eight loans for $3.6 million that were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans during the quarter ended March 31, 2011.  During the quarter ended March 31, 2012, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  This compares to two restructured loans with a total balance of $737,000 during the quarter ended March 31, 2011 that was in default within a 12-month period subsequent to its original restructuring and required an additional provision of $327,000.  Additionally, for the quarter ended March 31, 2012 and 2011, three loans for $1.0 million and three loans for $2.0 million, respectively, had their modification terms extended beyond the initial maturity of the modification.

For the nine months ended March 31, 2012, twenty-two loans for $8.9 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans. This compares to 37 loans for $17.8 million that were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans during the nine months ended March 31, 2011.  For the first nine months ended March 31, 2012, two restructured loans with a total loan balance of $771,000 were in default within a 12-month period subsequent to their original restructuring and required a $200,000 additional individually evaluated allowance.  This compares to three restructured loans with a total loan balance of $1.0 million that was in default within a 12-month period subsequent to its original restructuring and required an additional individually evaluated allowance of $460,000 in the first nine months ended March 31, 2011.  Additionally, for the nine months ended March 31, 2012 and 2011, eight loans for $4.3 million and 16 loans for $7.0 million, respectively, had their modification terms extended beyond the initial maturity of the modification.

As of March 31, 2012, the net outstanding balance of the 69 restructured loans was $28.5 million:  20 were classified in accordance with the Bank’s risk rating system as pass and remain on accrual status ($8.3 million); four were classified as special mention and remain on accrual status ($4.9 million); and 45 were classified as substandard ($15.3 million total, with 43 of the 45 loans or $14.5 million on non-accrual status).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Bank to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Bank.  As of March 31, 2012, $22.9 million, or 80 percent, of the restructured loans are current with respect to their payment status.

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

The following table summarizes at the dates indicated the restructured loan balances, net of individually evaluated allowances, by loan type and non-accrual versus accrual status:

(In Thousands)	March 31, 2012	June 30, 2011
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$ 10,213	$ 15,133
Multi-family	776	490
Commercial real estate	2,739	1,660
Other	522	972
Commercial business loans	218	143
Total	14,468	18,398

Restructured loans on accrual status:
Mortgage loans:
Single-family	9,505	15,589
Multi-family	3,653	3,665
Commercial real estate	880	1,142
Other	-	237
Commercial business loans	35	125
Total	14,073	20,758
Total restructured loans	$ 28,541	$ 39,156

The following table shows the restructured loans by type, net of individually evaluated allowances at March 31, 2012 and June 30, 2011:

(In Thousands)	March 31, 2012
	Recorded Investment	Individually Evaluated Allowance	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 12,321	$ (2,108)	$ 10,213
Without a related allowance	9,505	-	9,505
Total single-family loans	21,826	(2,108)	19,718

Multi-family:
With a related allowance	516	(250)	266
Without a related allowance	4,163	-	4,163
Total multi-family loans	4,679	(250)	4,429

Commercial real estate:
With a related allowance	530	(164)	366
Without a related allowance	3,253	-	3,253
Total commercial real estate loans	3,783	(164)	3,619

Other:
Without a related allowance	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	214	(99)	115
Without a related allowance	138	-	138
Total commercial business loans	352	(99)	253

Total restructured loans	$ 31,162	$ (2,621)	$ 28,541

(In Thousands)	June 30, 2011
	Recorded Investment	Individually Evaluated Allowance (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 19,092	$ (3,959)	$ 15,133
Without a related allowance	15,589	-	15,589
Total single-family loans	34,681	(3,959)	30,722

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,665	-	3,665
Total multi-family loans	4,182	(27)	4,155

Commercial real estate:
With a related allowance	1,837	(177)	1,660
Without a related allowance	1,142	-	1,142
Total commercial real estate loans	2,979	(177)	2,802

Other:
With a related allowance	1,293	(321)	972
Without a related allowance	237	-	237
Total other loans	1,530	(321)	1,209

Commercial business loans:
With a related allowance	53	(51)	2
Without a related allowance	266	-	266
Total commercial business loans	319	(51)	268

Total restructured loans	$ 43,691	$ (4,535)	$ 39,156

(1)
The presentation for the June 30, 2011 data was changed to conform to the current reporting requirement, specifically the individually evaluated allowance was previously described as a specific valuation allowance.

During the quarter ended March 31, 2012, eighteen properties were acquired in the settlement of loans, while 24 previously foreclosed upon properties were sold.  For the nine months ended March 31, 2012, fifty-four properties were acquired in the settlement of loans, while 82 previously foreclosed upon properties were sold.  As of March 31, 2012, real estate owned was comprised of 27 properties with a net fair value of $6.1 million, primarily located in Southern California.  This compares to 54 real estate owned properties, primarily located in Southern California, with a net fair value of $8.3 million at June 30, 2011.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2012 and June 30, 2011, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $182.0 million and $107.7 million, respectively.

The following table provides information regarding undisbursed funds to borrowers on existing lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	March 31,	June 30,
Commitments	2012	2011
(In Thousands)

Undisbursed lines of credit – Mortgage loans	$ 1,085	$ 1,028
Undisbursed lines of credit – Commercial business loans	1,860	2,867
Undisbursed lines of credit – Consumer loans	881	956
Commitments to extend credit on loans to be held for investment	200	200
Total	$ 4,026	$ 5,051

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to sell MBS, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2012, $2.6 million was included in other assets and $27,000 was included in other liabilities; at June 30, 2011, $1.3 million was included in other assets and $0 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses of the undisbursed funds and commitments to extend credit on loans to be held for investment.

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
(In Thousands)

Balance, beginning of the period	$ 72	$ 92	$ 94	$ 119
(Recovery) provision	(1)	7	(23)	(20)
Balance, end of the period	$ 71	$ 99	$ 71	$ 99

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and nine months ended March 31, 2012 and 2011 was as follows:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2012	2011	2012	2011
(In Thousands)

Commitments to extend credit on loans to be held for sale	$ 288	$ (121)	$ 1,768	$ (2,126)
Mandatory loan sale commitments	167	300	(238)	504
TBA(1) MBS trades	1,889	(1,466)	(203)	2,937
Option contracts	-	-	(289)	(25)
Total	$ 2,344	$ (1,287)	$ 1,038	$ 1,290

(1) To be announced (“TBA”).

The outstanding derivative financial instruments at the dates indicated were as follows:

	March 31, 2012		June 30, 2011
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans
to be held for sale (1)	$ 181,832	$ 2,406	$ 107,458	$ 638
Best efforts loan sale commitments	(17,908)	-	(8,159)	-
Mandatory loan sale commitments	(49,496)	165	(96,356)	403
TBA MBS trades	(294,000)	(27)	(183,500)	176
Put option contracts	-	-	(13,000)	99
Total	$ (179,572)	$ 2,544	$ (193,557)	$ 1,316

(1)	Net of 32.3 percent at March 31, 2012 and 31.0 percent at June 30, 2011 of commitments, which management has estimated may not fund.

Note 8: Income Taxes

FASB ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there are no unrecognized tax benefits to be reported in the Corporation’s financial statements.

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of March 31, 2012, the estimated deferred tax asset was $9.2 million, a $760,000 or eight percent decrease, from $9.9 million at June 30, 2011.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at March 31, 2012 or June 30, 2011.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  The California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters ended March 31, 2012 and 2011, there were no tax penalties or interest charges.  For both the nine months ended March 31, 2012 and 2011, a total of $14,000 in interest charges was paid with no penalties.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of March 31, 2012:
Single-family loans measured at fair value	$ 182,624	$ 177,078	$ 5,546

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

Investment securities are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS and private issue CMO.  The Corporation utilizes unadjusted quoted prices in active markets for identical securities for its fair value measurement of debt securities, quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities, and broker price indications for similar securities in non-active markets for its fair value measurement of CMO.

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, loan sale commitments, commitment to sell MBS (TBA MBS trades) and option contracts.  The fair value is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 12,665	$ -	$ 12,665
U.S. government sponsored enterprise MBS	-	9,585	-	9,585
Private issue CMO	-	-	1,291	1,291
Investment securities	-	22,250	1,291	23,541

Loans held for sale, at fair value	-	182,624	-	182,624
Interest-only strips	-	-	135	135

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	2,434	2,434
Mandatory loan sale commitments	-	-	210	210
TBA MBS trades	-	74	-	74
Derivative assets	-	74	2,644	2,718
Total assets	$ -	$ 204,948	$ 4,070	$ 209,018

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 28	$ 28
Mandatory loan sale commitments	-	-	45	45
TBA MBS trades	-	101	-	101
Derivative liabilities	-	101	73	174
Total liabilities	$ -	$ 101	$ 73	$ 174

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 14,409	$ -	$ 14,409
U.S. government sponsored enterprise MBS	-	10,417	-	10,417
Private issue CMO	-	-	1,367	1,367
Investment securities	-	24,826	1,367	26,193

Loans held for sale, at fair value	-	191,678	-	191,678
Interest-only strips	-	-	200	200

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	797	797
Mandatory loan sale commitments	-	-	403	403
TBA MBS trades	-	252	-	252
Option contracts	-	-	99	99
Derivative assets	-	252	1,299	1,551
Total assets	$ -	$ 216,756	$ 2,866	$ 219,622

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 159	$ 159
TBA MBS trades	-	76	-	76
Derivative liabilities	-	76	159	235
Total liabilities	$ -	$ 76	$ 159	$ 235

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at January 1, 2012	$ 1,244	$ 156	$ 2,118	$ (2)	$ -	$ 3,516
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(2,118)	2	-	(2,116)
Included in other comprehensive income	73	(21)	-	-	-	52
Purchases	-	-	-	165	-	165
Issuances	-	-	2,406	-	-	2,406
Settlements	(26)	-	-	-	-	(26)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at March 31, 2012	$ 1,291	$ 135	$ 2,406	$ 165	$ -	$ 3,997

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at July 1, 2011	$ 1,367	$ 200	$ 638	$ 403	$ 99	$ 2,707
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(6,219)	(271)	(241)	(6,731)
Included in other comprehensive income	32	(65)	-	-	-	(33)
Purchases	-	-	-	33	142	175
Issuances	-	-	7,987	-	-	7,987
Settlements	(108)	-	-	-	-	(108)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at March 31, 2012	$ 1,291	$ 135	$ 2,406	$ 165	$ -	$ 3,997

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at January 1, 2011	$ 1,400	$ 184	$ 810	$ 2,394
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(810)	(810)
Included in other comprehensive income	2	53	-	55
Purchases, issuances, and settlements	(36)	-	990	954
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at March 31, 2011	$ 1,366	$ 237	$ 990	$ 2,593

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2010	$ 1,515	$ 248	$ 2,611	$ 4,374
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	(6,059)	(6,060)
Included in other comprehensive income	18	(10)	-	8
Purchases, issuances, and settlements	(167)	-	4,438	4,271
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at March 31, 2011	$ 1,366	$ 237	$ 990	$ 2,593

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 21,652	$ 7,372	$ 29,024
Mortgage servicing assets	-	-	224	224
Real estate owned (1)	-	6,662	-	6,662
Total	$ -	$ 28,314	$ 7,596	$ 35,910

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 24,215	$ 13,187	$ 37,402
Mortgage servicing assets	-	-	322	322
Real estate owned (1)	-	9,033	-	9,033
Total	$ -	$ 33,248	$ 13,509	$ 46,757

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, that are measured at fair value and categorized within Level 3 as of March 31, 2012 (dollars in thousands):

	Fair Value As of March 31, 2012	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$ 1,291	Consensus pricing	Offered quotes Comparability adjustments (%)	70.0% – 110.0% (100.2%) of par -10.0% - +10.0% (0%)	Increase Increase

Interest-only strips	$135	Discounted cash flow	Prepayment speed (CPR) Discount rate	0.0% - 50.0% (26.8%) 8.0% - 10.0% (9.0%)	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$ 2,434	Relative value analysis	MBS – TBA quotes Fall-out ratio (3)	90.0% – 110.0% (101.9%) of par 20% - 70% (32%)	Decrease Decrease

Mandatory loan sale commitments	$ 210	Relative value analysis	Investor quotes MBS – TBA quotes Roll-forward costs (4)	90.0% – 110.0% (101.5%) of par 90.0% – 110.0% (99.8%) of par 0.01% - 0.05% (0.02%)	Decrease Decrease Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$ 28	Relative value analysis	MBS – TBA quotes Fall-out ratio (3)	90.0% – 110.0% (102.1%) of par 20% - 70% (32%)	Decrease Decrease

Mandatory loan sale commitments	$ 45	Relative value analysis	Investor quotes MBS – TBA quotes Roll-forward costs (4)	90.0% – 110.0% (103.4%) of par 90.0% – 110.0% (104.1%) of par 0.01% - 0.05% (0.02%)	Decrease Decrease Decrease

(1)	The range is based on the historical estimated fair values and management estimates.
(2)
Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(3)	A percentage of commitments to extend credit on loans to be held for sale which management has estimated may not fund.
(4)	An estimated cost to roll forward the mandatory loan sale commitments which management has estimated may not be delivered to the corresponding investors in a timely manner.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the followings: CMO offered quotes, prepayment speeds, discount rates, MBS – TBA quotes, fallout ratios, investor quotes and roll-forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2012 and June 30, 2012 are as follows (dollars in thousands):

March 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$ 187,007	$ 187,007	$ 187,007	-	$ -
Investment securities	$ 23,541	$ 23,541	-	$ 22,250	$ 1,291
Loans held for investment, net	$ 825,325	$ 826,042	-	-	$ 826,042
Loans held for sale, at fair value	$ 182,624	$ 182,624	-	-	$ 182,624
FHLB – San Francisco stock	$ 23,410	$ 23,410	-	$ 23,410	-

Financial liabilities:
Deposits	$ 974,803	$ 963,179	-	-	$ 963,179
Borrowings	$ 146,560	$ 155,003	-	-	$ 155,003

June 30, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$ 142,550	$ 142,550	$ 142,550	-	$ -
Investment securities	$ 26,193	$ 26,193	-	$ 24,826	$ 1,367
Loans held for investment, net	$ 881,610	$ 886,711	-	-	$ 886,711
Loans held for sale, at fair value	$ 191,678	$ 191,678	-	-	$ 191,678
FHLB – San Francisco stock	$ 26,976	$ 26,976	-	$ 26,976	-

Financial liabilities:
Deposits	$ 945,767	$ 934,494	-	-	$ 934,494
Borrowings	$ 206,598	$ 214,992	-	-	$ 214,992

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

Note 10: Incentive Plans

As of March 31, 2012, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $284,000 and $321,000 for the quarters ended March 31, 2012 and 2011, respectively, and there was no tax benefit from these plans during either quarter.  For the nine months ended March 31, 2012 and 2011, the compensation cost for these plans was $1.1 million and $754,000, respectively, and there was no tax benefit from these plans during either period.

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

There was no activity under the Plans in the third quarter and first nine months of either fiscal 2012 or 2011, other than the exercise of 9,000 options in the third quarter and first nine months of fiscal 2012.  As of March 31, 2012 and 2011, there were 193,450 stock options and 596,450 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter and nine months ended March 31, 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	766,800	$ 12.07
Granted	-	$ -
Exercised	(9,000)	$ 7.03
Forfeited	-	$ -
Outstanding at March 31, 2012	757,800	$ 12.13	7.57	$ 2,113
Vested and expected to vest at March 31, 2012	660,800	$ 12.82	7.33	$ 1,773
Exercisable at March 31, 2012	345,800	$ 17.73	5.60	$ 671

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	766,800	$ 12.07
Granted	-	$ -
Exercised	(9,000)	$ 7.03
Forfeited	-	$ -
Outstanding at March 31, 2012	757,800	$ 12.13	7.57	$ 2,113
Vested and expected to vest at March 31, 2012	660,800	$ 12.82	7.33	$ 1,773
Exercisable at March 31, 2012	345,800	$ 17.73	5.60	$ 671

As of March 31, 2012 and 2011, there was $1.3 million and $332,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.2 years and 0.7 years, respectively.  The forfeiture rate during the first nine months of fiscal 2012 and 2011 was 20 percent and 25 percent, respectively, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the third quarter of fiscal 2012 or 2011, other than the vesting and distribution of 11,200 shares in the third quarter of fiscal 2012 and 2011.  For the first nine months of fiscal 2012 and 2011, a total of 111,500 shares and 12,000 shares of restricted stock, respectively, were vested and distributed, while no restricted stock was awarded or forfeited during either period.  As of March 31, 2012 and 2011, there were 168,100 shares and 314,100 shares of restricted stock available for future awards under the Plans, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and nine months ended March 31, 2012.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at January 1, 2012	158,000	$ 8.50
Granted	-	$ -
Vested	(11,200)	$ 26.49
Forfeited	-	$ -
Unvested at March 31, 2012	146,800	$ 7.13
Expected to vest at March 31, 2012	117,440	$ 7.13

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2011	258,300	$ 7.75
Granted	-	$ -
Vested	(111,500)	$ 8.56
Forfeited	-	$ -
Unvested at March 31, 2012	146,800	$ 7.13
Expected to vest at March 31, 2012	117,440	$ 7.13

As of March 31, 2012 and 2011, the unrecognized compensation expense was $878,000 and $503,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.2 years and 0.7 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent and 25 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2012 and 2011, respectively.  The fair value of shares vested and distributed during the quarter ended March 31, 2012 and 2011 was $108,000 and $88,000, respectively.  The fair value of shares vested and distributed during the nine months ended March 31, 2012 and 2011 was $922,000 and $92,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million  shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of March 31, 2012 and 2011, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

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

There was no activity in the Stock Option Plans for either the third quarter of fiscal 2012 or 2011.  For the first nine months of fiscal 2012 and 2011, there was no activity in the Stock Option Plans, except forfeitures of 62,700 shares and 67,500 shares, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	420,200	$ 24.11
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at March 31, 2012	420,200	$ 24.11	2.72	$ -
Vested and expected to vest at March 31, 2012	418,200	$ 24.13	2.71	$ -
Exercisable at March 31, 2012	410,200	$ 24.21	2.66	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	482,900	$ 22.23
Granted	-	$ -
Exercised	-	$ -
Forfeited	(62,700)	$ 9.67
Outstanding at March 31, 2012	420,200	$ 24.11	2.72	$ -
Vested and expected to vest at March 31, 2012	418,200	$ 24.13	2.71	$ -
Exercisable at March 31, 2012	410,200	$ 24.21	2.66	$ -

As of March 31, 2012 and 2011, there was $18,000 and $115,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 0.3 years and 0.9 years, respectively.  The forfeiture rate during the first nine months of fiscal 2012 and 2011 was 20 percent and 25 percent, respectively, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 11: Subsequent Events

On April 19, 2012, the Corporation’s Board of Directors declared a cash dividend of $0.04 per share.  Shareholders of the Corporation’s common stock at the close of business on May 11, 2012 will be entitled to receive the cash dividend, payable on June 1, 2012.  Additionally, the Board of Directors authorized the repurchase of up to five percent (5%) of the Corporation’s common stock, or approximately 547,772 shares.  The repurchase plan will become effective at the earlier of July 21, 2012 or the completion of the July 2011 stock repurchase plan.  The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase plan.  To date, a total of 512,403 shares have been purchased under the July 2011 stock repurchase plan, at an average cost of $9.47 per share, leaving 58,529 shares available for future purchases.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board.  At March 31, 2012, the Corporation had total assets of $1.29 billion, total deposits of $974.8 million and total stockholders’ equity of $143.3 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire) with the 15th office preliminarily scheduled to open in June 2012 in La Quinta, California.  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville and San Rafael, California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On January 24, 2012, the Corporation declared a quarterly cash dividend of $0.04 per share for the Corporation’s shareholders of record at the close of business on February 15, 2012, which was paid on March 9, 2012.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  Management reviews impaired loans on a quarterly basis.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records an individually evaluated allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  The allowance has two components: a collectively evaluated allowance for groups of homogeneous loans and an individually evaluated allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  A general loan loss allowance is provided on loans not specifically identified as impaired.  The general loan loss allowance is determined based on a qualitative and a quantitative analysis using a loss migration methodology.  The formula allowance is based primarily on historical experience applied to loans classified by type and loan grade, and as a result can differ from actual losses incurred in the future; and qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions which may also influence actual results.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at individual loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates, which, can materially affect amounts recognized in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Operations.

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

In compliance with the Office of the Comptroller of the Currency’s regulatory reporting requirements, the Corporation modified its charge-off policy on impaired loans during the quarter ended March 31, 2012.  Historically, the Corporation established a specific valuation allowance for impaired loans at the time of impairment based upon the estimated fair value of the underlying collateral, less disposition costs, in comparison to the loan balance.  The actual loan charge-off was not recorded until the foreclosure process was complete.  Under the modified policy, losses on loans are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 180 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  Both methods are acceptable under GAAP.  The modification to the charge-off policy resulted in $990,000 of additional charge-offs in the third quarter of fiscal 2012, however there was no impact on the allowance for loans losses or provision for loan losses because these charge-offs were timely identified in previous periods and were included in the Corporation’s loss experience as part of the evaluation of the allowance for loan losses in those prior periods.  The Corporation still records reserves for individually impaired assets under ASC 310-40.

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

ASC 815, “Derivatives and Hedging,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Corporation’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, commitments to sell MBS and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Condensed Consolidated Statements of Operations with offsets to other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Mortgage banking operations primarily consist of the origination, purchase and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to modify its operations in response to the rapidly changing mortgage banking environment.  Most recently, the Corporation has been increasing the number of mortgage banking personnel to capitalize on the increasing loan demand which is the result of significantly lower mortgage interest rates.  Changes may also include a different product mix, further tightening of underwriting standards, variations in its operating expenses or a combination of these and other changes.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors, see “Safe-Harbor Statement” on page 36 and “Item 1A – Risk Factors” on page 65.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at March 31, 2012 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than	1 to less	3 to	Over
	1 year	than 3 years	5 years	5 years	Total
Operating obligations	$ 1,608	$ 1,215	$ 630	$ 622	$ 4,075
Pension benefits	-	450	400	5,953	6,803
Time deposits	240,372	202,359	27,239	1,781	471,751
FHLB – San Francisco advances	54,272	68,462	2,342	35,104	160,180
FHLB – San Francisco letter of credit	10,000	-	-	-	10,000
FHLB – San Francisco MPF credit enhancement	3,085	-	-	-	3,085
Total	$ 309,337	$ 272,486	$ 30,611	$ 43,460	$ 655,894

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 21 to 23.

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Total assets decreased $27.5 million to $1.29 billion at March 31, 2012 from $1.31 billion at June 30, 2011.  The decrease was primarily attributable to decreases in loans held for investment and loans held for sale, partly offset by an increase in cash and cash equivalents.  The decrease in total assets and the relatively high balance in cash and cash equivalents were consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, increased $44.4 million, or 31 percent, to $187.0 million at March 31, 2012 from $142.6 million at June 30, 2011.  The increase was primarily attributable to the decreases in loans held for investment and loans held for sale and an increase in total deposits, partly offset by a decrease in borrowings.

Total investment securities decreased $2.7 million, or 10 percent, to $23.5 million at March 31, 2012 from $26.2 million at June 30, 2011.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 12 to 13.

Loans held for investment decreased $56.3 million, or six percent, to $825.3 million at March 31, 2012 from $881.6 million at June 30, 2011.  Total loan principal payments during the first nine months of fiscal 2012 were $95.2 million, a 24 percent increase from $76.7 million in the comparable period in fiscal 2011.  In addition, real estate owned acquired in the settlement of loans in the first nine months of fiscal 2012 was $19.3 million, a 47 percent decline from $36.1 million in the same period last year.  During the first nine months of fiscal 2012, the Bank originated $40.7 million of loans held for investment, consisting primarily of multi-family and commercial real estate loans, compared to $2.2 million in single-family, multi-family, commercial real estate and commercial business loans for the same period last year.  During the first nine months of fiscal 2012, the Bank purchased $7.1 million of multi-family loans to be held for investment as compared to $6.6 million of multi-family loans in the same period last year.  The balance of preferred loans decreased to $393.1 million at March 31, 2012, compared to $413.0 million at June 30, 2011, and represented 46.4 percent and 45.4 percent of loans held for investment at such dates, respectively.  There were no construction loans outstanding at March 31 2012, compared to $400,000 at March 31, 2011.  The balance of single-family loans held for investment decreased eight percent to $452.9 million at March 31, 2012, compared to $494.2 million at June 30, 2011, and represented approximately 53.4 percent and 54.3 percent of loans held for investment at such dates, respectively.  This shift in the loan portfolio mix was consistent with the Corporation’s management of its credit risk profile in response to current economic conditions.

The table below describes the geographic dispersion of real estate secured loans held for investment at March 31, 2012 and June 30, 2011, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of March 31, 2012
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 137,289	30%	$ 245,728	54%	$ 65,755	15%	$ 4,164	1%	$ 452,936	100%
Multi-family	37,791	13%	202,557	70%	47,328	16%	3,529	1%	291,205	100%
Commercial real estate	46,129	47%	49,088	50%	1,846	2%	1,579	1%	98,642	100%
Other	756	100%	-	-%	-	-%	-	-%	756	100%
Total	$ 221,965	26%	$ 497,373	59%	$ 114,929	14%	$ 9,272	1%	$ 843,539	100%

(1)	Other than the Inland Empire.

As of June 30, 2011
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 150,803	31%	$ 268,510	54%	$ 70,556	14%	$ 4,323	1%	$ 494,192	100%
Multi-family	31,911	10%	215,618	71%	53,705	18%	3,574	1%	304,808	100%
Commercial real estate	50,485	49%	49,674	48%	1,877	2%	1,601	1%	103,637	100%
Other	1,530	100%	-	- %	-	- %	-	- %	1,530	100%
Total	$ 234,729	26%	$ 533,802	59%	$ 126,138	14%	$ 9,498	1%	$ 904,167	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $9.1 million, or five percent, to $182.6 million at March 31, 2012 from $191.7 million at June 30, 2011.  The decrease was primarily due to the timing difference between loan fundings and loan sale settlements.

Total deposits increased $29.0 million, or three percent, to $974.8 million at March 31, 2012 from $945.8 million at June 30, 2011.  Transaction accounts increased $41.2 million, or nine percent, to $513.5 million at March 31, 2012 from $472.3 million at June 30, 2011; while time deposits decreased $12.2 million, or three percent, to $461.3 million at March 31, 2012 from $473.5 million at June 30, 2011.  The increase in transaction accounts was primarily attributable to the Bank’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $60.0 million, or 29 percent, to $146.6 million at March 31, 2012 from $206.6 million at June 30, 2011.  The decrease was due primarily to scheduled maturities.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 30 months at March 31, 2012, up from 29 months at June 30, 2011.

Total stockholders’ equity increased $1.6 million, or one percent, to $143.3 million at March 31, 2012, from $141.7 million at June 30, 2011, primarily as a result of net income, partly offset by stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” on page 66) and quarterly cash dividends paid during the first nine months of fiscal 2012.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2012 and 2011

The Corporation’s net income for the quarter ended March 31, 2012 was $2.3 million, similar to the comparable quarter of fiscal 2011.  The increase in non-interest income and the decrease in provision for loan losses were offset by the decrease in net interest income (before provision for loan losses) and the increase in non-interest expenses in the quarter ended March 31, 2012 compared to the same quarter last year.  For the nine months ended March 31, 2012, the Corporation’s net income was $6.5 million, a decrease of $4.6 million or 41 percent, from $11.1 million for the same period of fiscal 2011.  The decrease in net income was primarily a result of a $1.4 million decrease in net interest income (before provision for loan losses), a $1.9 million decrease in non-interest income and a $5.8 million increase in non-interest expenses, partly offset by an $892,000 decrease in the provision for loan losses and a $3.7 million decrease in the provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, increased to 72 percent for the third quarter of fiscal 2012 from 62 percent for the same period of fiscal 2011.  The increase in the efficiency ratio was primarily the result of an increase in non-interest expense and a decrease in net interest income (before provision for loan losses), partly offset by an increase in non-interest income.  For the nine months ended March 31, 2012, the efficiency ratio increased to 72 percent from 58 percent in the nine months ended March 31, 2011.  The increase in the efficiency ratio was the result of an increase in non-interest expense, a decrease in net interest income (before provision for loan losses) and a decrease in non-interest income.

Return on average assets for the quarter ended March 31, 2012 was 0.73 percent, up four basis points from 0.69 percent in the same period last year.  For the nine months ended March 31, 2012 and 2011, the return on average assets was 0.67 percent and 1.08 percent, respectively, a decrease of 41 basis points.

Return on average equity for the quarter ended March 31, 2012 was 6.50 percent compared to 6.79 percent for the same period last year.  For the nine months ended March 31, 2012, the return on average equity decreased to 6.06 percent from 11.04 percent for the same period last year.

Diluted earnings per share for the quarter ended March 31, 2012 were $0.21, compared to $0.20 per share for the quarter ended March 31, 2011.  For the nine months ended March 31, 2012 and 2011, the diluted earnings per share was $0.57 and $0.98, respectively.

Net Interest Income:

For the Quarters Ended March 31, 2012 and 2011.  Net interest income (before the provision for loan losses) decreased $196,000, or two percent, to $9.0 million for the quarter ended March 31, 2012 from $9.2 million for the comparable period in fiscal 2011, due to a decline in average earning assets, partly offset by an increase in the net interest margin.  The average balance of earning assets decreased $51.7 million, or four percent, to $1.24 billion in the third quarter of fiscal 2012 from $1.29 billion in the comparable period of fiscal 2011, consistent with the Corporation’s strategy of managing liquidity and credit risk.  The net interest margin was 2.91 percent in the third quarter of fiscal 2012, up six basis points from 2.85 percent in the same period of fiscal 2011 due to the decline in the average cost of liabilities outpacing the declining yield of interest-earning assets.  The weighted-average cost of interest-bearing liabilities decreased by 41 basis points to 1.25 percent, while the weighted-average yield of interest-earning assets decreased by 33 basis points to 4.03 percent for the third quarter of fiscal 2012 as compared to the same period last year.

For the Nine Months Ended March 31, 2012 and 2011.  Net interest income (before the provision for loan losses) decreased $1.4 million, or five percent, to $27.3 million for the nine months ended March 31, 2012 from $28.7 million in the comparable period last year due primarily to a decline in average earning assets and a lower net interest margin.  The average balance of earning assets decreased $58.0 million, or four percent, to $1.25 billion in the first nine months of fiscal 2012 from $1.31 billion in the comparable period of fiscal 2011.  The net interest margin was 2.90 percent in the first nine months of fiscal 2012, a two-basis point decrease from 2.92 percent for the same period of fiscal 2011.  The decrease in the net interest margin during the first nine months of fiscal 2012 was primarily attributable to the decrease in the weighted-average yield of interest-earning assets which was slightly more than the decrease in the weighted-average cost of interest-bearing liabilities.  The weighted-average yield of interest-earning assets decreased by 45 basis points to 4.14 percent, while the weighted-average cost of interest-bearing liabilities decreased by 44 basis points to 1.36 percent for the first nine months of fiscal 2012 as compared to the same period last year.

Interest Income:

For the Quarters Ended March 31, 2012 and 2011.  Total interest income decreased by $1.6 million, or 11 percent, to $12.4 million for the third quarter of fiscal 2012 from $14.0 million in the same quarter of fiscal 2011.  This decrease was the result of a lower average earning asset yield and, to a lesser extent, a lower average balance of earning assets.  The average yield on earning assets during the third quarter of fiscal 2012 was 4.03 percent, 33 basis points lower than the average yield of 4.36 percent during the same period of fiscal 2011.  The average balance of earning assets decreased $51.8 million, or four percent, to $1.24 billion during the third quarter of fiscal 2012 from $1.29 billion during the comparable period of fiscal 2011.

Loans receivable interest income decreased $1.5 million, or 11 percent, to $12.2 million in the quarter ended March 31, 2012 from $13.7 million for the same quarter of fiscal 2011.  This decrease was attributable to a lower average loan yield and, to a lesser extent, a lower average loan balance.  The average loan yield during the third quarter of fiscal 2012 decreased 46 basis points to 4.71 percent from 5.17 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a higher average balance of loans held for sale at lower average yield.  The average balance of loans receivable, including loans held for sale, decreased $24.2 million, or two percent, to $1.04 billion for the third quarter of fiscal 2012 as compared to $1.06 billion in the same quarter of fiscal 2011.

Interest income from investment securities decreased $59,000, or 32 percent, to $126,000 for the quarter ended March 31, 2012 from $185,000 in the same quarter of fiscal 2011.  This decrease was attributable to a lower average yield and, to a lesser extent, a lower average balance of investment securities.  The average yield on investment securities decreased 47 basis points to 2.12 percent during the quarter ended March 31, 2012 from 2.59 percent during the quarter ended March 31, 2011.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  The average balance of investment securities decreased $4.8 million, or 17 percent, to $23.8 million during the third quarter of fiscal 2012 from $28.6 million during the same quarter of fiscal 2011.  The decrease in the average balance was primarily due to a $3.3 million security which was called by the issuer in January 2011 as well as scheduled and accelerated principal payments on mortgage-backed securities.  During the third quarter of fiscal 2012, the Bank did not purchase any investment securities, while $688,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2012 was $30,000, compared to $22,000 in the same quarter of fiscal 2011.  In the third quarter of fiscal 2012, the Bank received a $1.2 million partial redemption of the FHLB – San Francisco excess capital stock at par, similar to the $1.2 million capital stock redemption in the same period of fiscal 2011.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $93,000 in the third quarter of fiscal 2012, down 11 percent from $104,000 in the same quarter of fiscal 2011.  The decrease was due to a lower average balance for the quarter ended March 31, 2012 as compared to the same period last year as the average yield was unchanged at 25 basis points.  The average balance of the interest-

earning deposits in the third quarter of fiscal 2012 was $149.5 million, a decrease of $17.9 million or 11 percent, from $167.4 million in the same quarter of fiscal 2011.

For the Nine Months Ended March 31, 2012 and 2011.  Total interest income decreased by $6.2 million, or 14 percent, to $38.9 million for the first nine months of fiscal 2012 from $45.1 million in the comparable period of fiscal 2011.  This decrease was the result of a lower average earning asset yield and, to a lesser extent, a lower average balance of earning assets.  The average yield on earning assets during the first nine months of fiscal 2012 was 4.14 percent, 45 basis points lower than the average yield of 4.59 percent during the same period of fiscal 2011.  The average balance of earning assets decreased $58.0 million, or four percent, to $1.25 billion during the first nine months of fiscal 2012 from $1.31 billion during the comparable period of fiscal 2011.

Loans receivable interest income decreased $6.0 million, or 14 percent, to $38.2 million in the nine months ended March 31, 2012 from $44.2 million for the same period ended March 31, 2011.  This decrease was attributable to a lower average loan yield and, to a lesser extent, a lower average loan balance.  The average loan yield during the first nine months of fiscal 2012 decreased 53 basis points to 4.71 percent from 5.24 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a higher average balance of loans held for sale at lower average yield.  The average balance of loans outstanding, including loans held for sale, decreased $41.6 million, or four percent, to $1.08 billion during the first nine months of fiscal 2012 from $1.12 billion in the same period of fiscal 2011.

Interest income from investment securities decreased $236,000, or 37 percent, to $407,000 for the nine months ended March 31, 2012 from $643,000 in the same period ended March 31, 2011.  This decrease was attributable to a lower average balance and, to a lesser extent, a lower average yield of investment securities.  The average balance of investment securities decreased $6.8 million, or 22 percent, to $24.8 million for the first nine months of fiscal 2012 from $31.6 million in the same period of fiscal 2011.  The decrease in the average balance was primarily due to a $3.3 million security called by the issuer in January 2011 as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 52 basis points to 2.19 percent during the nine months ended March 31, 2012 from 2.71 percent during the same period ended March 31, 2011.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first nine months of fiscal 2012, the Bank did not purchase any investment securities, while $2.7 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2012 was $68,000, compared to a cash dividend of $88,000 received in the first nine months of fiscal 2011. During the first nine months of fiscal 2012, the Bank received a $3.6 million partial redemption of the FHLB – San Francisco excess capital stock at par, similar to the $3.6 million capital stock redemption in the same period of fiscal 2011.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $227,000 in the first nine months of fiscal 2012, down slightly from $234,000 in the same period of fiscal 2011.  The decrease was due to a lower average balance for the nine months ended March 31, 2012 as compared to the same period last year as the average yield was unchanged at 25 basis points.  The average balance of the interest-earning deposits in the first nine months of fiscal 2012 was $119.7 million, a decrease of $4.7 million or four percent, from $124.4 million in the same period of fiscal 2011.

Interest Expense:

For the Quarters Ended March 31, 2012 and 2011.  Total interest expense for the quarter ended March 31, 2012 was $3.5 million as compared to $4.9 million for the same period last year, a decrease of $1.4 million, or 29 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.  The average balance of interest-bearing liabilities decreased $69.2 million, or six percent, to $1.12 billion during the third quarter of fiscal 2012 from $1.19 billion during the same period of fiscal 2011, primarily as a result of the scheduled maturities of borrowings, partly offset by an increase in average deposits.  The average cost of interest-bearing liabilities was 1.25 percent during the quarter ended March 31, 2012, down 41 basis points from 1.66 percent during the same period last year.

Interest expense on deposits for the quarter ended March 31, 2012 was $2.0 million as compared to $2.4 million for the same period last year, a decrease of $398,000, or 17 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost.  The average cost of deposits decreased to 0.84 percent during the quarter ended March 31, 2012 from 1.04 percent during the same quarter last year, a decrease of 20 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in transaction account (“core”) deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits increased $22.2 million to $960.0 million during the quarter ended March 31, 2012 from $937.8 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in the transaction account deposits.  Strategically, the Bank has been promoting core deposits and competing less aggressively for time deposits.  The increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction deposits to total deposits in the third quarter of fiscal 2012 was 52 percent, compared to 50 percent in the same period of fiscal 2011.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended March 31, 2012 decreased $978,000, or 40 percent, to $1.5 million from $2.4 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $91.3 million, or 37 percent, to $157.4 million during the quarter ended March 31, 2012 from $248.7 million during the same period last year.  The decrease in the average balance was due primarily to scheduled maturities.  The average cost of borrowings decreased to 3.74 percent for the quarter ended March 31, 2012 from 3.98 percent in the same quarter last year, a decrease of 24 basis points.  The decrease in average cost was due primarily to maturities of higher costing advances.

For the Nine Months Ended March 31, 2012 and 2011.  Total interest expense for the nine months ended March 31, 2011 was $11.6 million as compared to $16.4 million for the same period last year, a decrease of $4.8 million, or 29 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost.  The average balance of interest-bearing liabilities decreased $78.7 million, or six percent, to $1.14 billion during the first nine months of fiscal 2012 from $1.22 billion during the same period of fiscal 2011.  The average cost of interest-bearing liabilities was 1.36 percent during the nine months ended March 31, 2012, down 44 basis points from 1.80 percent during the same period last year.

Interest expense on deposits for the nine months ended March 31, 2012 was $6.5 million as compared to $7.8 million for the same period last year, a decrease of $1.3 million, or 17 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by a higher average balance.  The average cost of deposits decreased to 0.91 percent during the nine months ended March 31, 2012 from 1.12 percent during the nine months ended March 31, 2011, a decrease of 21 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in core deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits increased $20.4 million to $956.6 million during the nine months ended March 31, 2012 from $936.2 million during the same period last year.  The increase in the average balance was primarily due to an increase in core deposits, partly offset by a slight decrease in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product.  The average balance of transaction account deposits to total deposits in the first nine months of fiscal 2012 was 51 percent, compared to 50 percent in the same period of fiscal 2011.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the nine months ended March 31, 2012 decreased $3.5 million, or 41 percent, to $5.1 million from $8.6 million for the same period last year.  The decrease in interest expense on borrowings was primarily a result of a lower average balance and, to a much lesser extent, a lower average cost.  The average balance of borrowings decreased $99.2 million, or 36 percent, to $179.9 million during the nine months ended March 31, 2012 from $279.1 million during the same period last year.  The decrease in the average balance was due primarily to the scheduled maturities.  The average cost of borrowings decreased to 3.77 percent for the nine months ended March 31, 2012 from 4.10 percent in the same period ended March 31, 2011, a decrease of 33 basis points.

The following table depicts the average balance sheets for the quarters and nine months ended March 31, 2012 and 2011, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	March 31, 2012			March 31, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,037,449	$ 12,205	4.71%	$ 1,061,647	$ 13,715	5.17%
Investment securities	23,803	126	2.12%	28,593	185	2.59%
FHLB – San Francisco stock	24,378	30	0.49%	29,258	22	0.30%
Interest-earning deposits	149,459	93	0.25%	167,351	104	0.25%

Total interest-earning assets	1,235,089	12,454	4.03%	1,286,849	14,026	4.36%

Non interest-earning assets	47,838			59,486

Total assets	$ 1,282,927			$ 1,346,335

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 283,344	147	0.21%	$ 262,370	225	0.35%
Savings accounts	218,128	184	0.34%	206,363	257	0.51%
Time deposits	458,563	1,683	1.48%	469,107	1,930	1.67%

Total deposits	960,035	2,014	0.84%	937,840	2,412	1.04%

Borrowings	157,389	1,464	3.74%	248,726	2,442	3.98%

Total interest-bearing liabilities	1,117,424	3,478	1.25%	1,186,566	4,854	1.66%

Non interest-bearing liabilities	21,955			22,233

Total liabilities	1,139,379			1,208,799

Stockholders’ equity	143,548			137,536
Total liabilities and stockholders’ equity
	$ 1,282,927			$ 1,346,335

Net interest income		$ 8,976			$ 9,172

Interest rate spread (3)			2.78%			2.70%
Net interest margin (4)			2.91%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities

			110.53%			108.45%
Return on average assets			0.73%			0.69%
Return on average equity			6.50%			6.79%

(1) Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $128 and $81 for the quarters ended March 31, 2012 and 2011, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $52.8 million and $42.9 million during the quarters ended March 31, 2012 and 2011, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,082,755	$ 38,215	4.71%	$ 1,124,377	$ 44,164	5.24%
Investment securities	24,767	407	2.19%	31,586	643	2.71%
FHLB – San Francisco stock	25,302	68	0.35%	30,116	88	0.39%
Interest-earning deposits	119,662	227	0.25%	124,434	234	0.25%

Total interest-earning assets	1,252,486	38,917	4.14%	1,310,513	45,129	4.59%

Non interest-earning assets	49,126			63,404

Total assets	$ 1,301,612			$ 1,373,917

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 276,523	523	0.25%	$ 260,418	801	0.41%
Savings accounts	214,538	600	0.37%	205,264	884	0.57%
Time deposits	465,553	5,413	1.55%	470,515	6,165	1.75%

Total deposits	956,614	6,536	0.91%	936,197	7,850	1.12%

Borrowings	179,947	5,101	3.77%	279,092	8,587	4.10%

Total interest-bearing liabilities	1,136,561	11,637	1.36%	1,215,289	16,437	1.80%

Non interest-bearing liabilities	21,829			24,317

Total liabilities	1,158,390			1,239,606

Stockholders’ equity	143,222			134,311
Total liabilities and stockholders’ equity
	$ 1,301,612			$ 1,373,917

Net interest income		$ 27,280			$ 28,692

Interest rate spread (3)			2.78%			2.79%
Net interest margin (4)			2.90%			2.92%
Ratio of average interest-earning assets to average interest-bearing liabilities

			110.20%			107.84%
Return on average assets			0.67%			1.08%
Return on average equity			6.06%			11.04%

(1) Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $501 and $370 for the nine months ended March 31, 2012 and 2011, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $48.1 million and $46.7 million during the nine months ended March 31, 2012 and 2011, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and nine months ended March 31, 2012 and 2011, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2012 Compared
	To Quarter Ended March 31, 2011
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (1,225)	$ (313)	$ 28	$ (1,510)
Investment securities	(34)	(31)	6	(59)
FHLB – San Francisco stock	14	(4)	(2)	8
Interest-bearing deposits	-	(11)	-	(11)
Total net change in income on interest-earning assets
	(1,245)	(359)	32	(1,572)

Interest-bearing liabilities:
Checking and money market accounts	(89)	18	(7)	(78)
Savings accounts	(83)	15	(5)	(73)
Time deposits	(208)	(44)	5	(247)
Borrowings	(127)	(906)	55	(978)
Total net change in expense on interest-bearing liabilities
	(507)	(917)	48	(1,376)
Net (decrease) increase in net interest income
	$ (738)	$ 558	$ (16)	$ (196)

(1) Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2012 Compared
	To Nine Months Ended March 31, 2011
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (4,478)	$ (1,636)	$ 165	$ (5,949)
Investment securities	(124)	(139)	27	(236)
FHLB – San Francisco stock	(7)	(14)	1	(20)
Interest-bearing deposits	-	(7)	-	(7)
Total net change in income on interest-earning assets
	(4,609)	(1,796)	193	(6,212)

Interest-bearing liabilities:
Checking and money market accounts	(309)	50	(19)	(278)
Savings accounts	(310)	40	(14)	(284)
Time deposits	(694)	(65)	7	(752)
Borrowings	(670)	(3,063)	247	(3,486)
Total net change in expense on interest-bearing liabilities
	(1,983)	(3,038)	221	(4,800)
Net (decrease) increase in net interest income
	$ (2,626)	$ 1,242	$ (28)	$ (1,412)

(1) Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended March 31, 2012 and 2011.  During the third quarter of fiscal 2012, the Corporation recorded a provision for loan losses of $1.6 million, down $1.1 million, or 41 percent, from $2.7 million in the same period of fiscal 2011.  The loan loss provision in the third quarter of fiscal 2012 was primarily attributable to loan classification downgrades.

For the Nine Months Ended March 31, 2012 and 2011.  During the first nine months of fiscal 2012, the Corporation recorded a provision for loan losses of $3.7 million, compared to a provision for loan losses of $4.6 million during the same period of fiscal 2011.  The loan loss provision in the first nine months of fiscal 2012 was primarily attributable to loan classification downgrades.  Total classified loans were $55.4 million at March 31, 2012 as compared $58.3 million at June 30, 2011 and to $65.1 million at March 31, 2011.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the charge-off experience and to reflect the impact on loans held for investment resulting from the current general economic conditions of the U.S. and California economy such as the high unemployment rate, and lower home prices in California.  See related discussion of “Asset Quality” on pages 51 to 59.

At March 31, 2012, the allowance for loan losses was $24.3 million, comprised of $9.6 million on loans individually evaluated for impairment and $14.7 million on loans collectively evaluated for impairment, in comparison to the allowance for loan losses of $30.5 million at June 30, 2011, comprised of $14.1 million on loans individually evaluated for impairment and $16.4 million on loans collectively evaluated for impairment.  The allowance for loan losses as a percentage of gross loans held for investment was 2.86 percent at March 31, 2012 compared to 3.34 percent at June 30, 2011.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 13 to 21.

Non-Interest Income:

For the Quarters Ended March 31, 2012 and 2011.  Total non-interest income increased $2.6 million, or 30 percent, to $11.3 million for the quarter ended March 31, 2012 from $8.7 million for the same period last year.  The increase was primarily attributable to a $3.4 million increase in the gain on sale of loans, partly offset by the $1.1 million gain on sale of premises and equipment in the same period of fiscal 2011, which was not replicated in fiscal 2012.

The net gain on sale of loans increased $3.4 million, or 51 percent, to $10.1 million for the third quarter of fiscal 2012 from $6.7 million in the same quarter of fiscal 2011.  Total loans sold for the quarter ended March 31, 2012 were $623.4 million, an increase of $192.5 million or 45 percent, from $430.9 million for the same quarter last year.  The average loan sale margin for PBM during the third quarter of fiscal 2012 was 1.65 percent, up 23 basis points from 1.42 percent for the same period of fiscal 2011.  The gain on sale of loans for the third quarter of fiscal 2012 includes an $811,000 recourse provision on loans sold that are subject to repurchase, compared to a $1.2 million recourse recovery in the comparable quarter last year.  As of March 31, 2012, the total recourse reserve for loans sold that are subject to repurchase was $5.9 million, compared to $4.2 million at June 30, 2011 and $4.1 million at March 31, 2011.  See “Asset Quality” on page 52 for additional information related to the recourse liability.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $(1.3 million), in the third quarter of fiscal 2012 as compared to a favorable fair-value adjustment, a net gain of $1.4 million, in the same period last year.  As of March 31, 2012, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 resulted in a gain of $8.1 million, compared to a gain of $7.5 million at June 30, 2011 and a gain of $4.6 million at March 31, 2011.

Total loans originated and purchased for sale increased $159.7 million, or 38 percent, to $583.6 million in the third quarter of fiscal 2012 from $423.9 million for the same period last year.  The loan origination volumes were achieved as a result of continuing favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and a relatively high volume of activity resulting from relatively low mortgage interest rates.  The mortgage banking environment, although showing improvement as a result of relatively low mortgage interest rates, remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(215,000) in the third quarter of fiscal 2012 compared to a net loss of $(550,000) in the same quarter last year.  The net loss in the third quarter of fiscal 2012 was primarily due to operating expenses of $244,000 and a $94,000 provision for losses on real estate owned, partly offset by a $123,000 net gain on the sale of real estate owned.  Twenty-four real estate owned properties were sold in the quarter ended March 31, 2012 as compared to 39 properties sold in the quarter ended March 31, 2011.  See the related discussion on “Asset Quality” on pages 51 to 59.

The gain on sale of premises and equipment was the result of the sale of the previous branch facility in Temecula, California for a net gain of $1.1 million in the third quarter of fiscal 2011, which was not replicated in fiscal 2012.

For the Nine Months Ended March 31, 2012 and 2011.  Total non-interest income decreased $1.9 million, or seven percent, to $27.2 million for the nine months ended March 31, 2012 from $29.1 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans and the gain on sale of premises and equipment in the same period of fiscal 2011, which was not replicated in fiscal 2012, partly offset by a lower net loss on sale and operations of real estate owned acquired in the settlement of loans.

The net gain on sale of loans decreased $2.2 million, or nine percent, to $23.3 million for the nine months ended March 31, 2012 from $25.5 million in the same period last year.  Total loans sold for the nine months ended March 31, 2012 were $1.78 billion, an increase of $72.0 million or four percent, from $1.71 billion for the same period last year.  The average loan sale margin for PBM during the first nine months of fiscal 2012 was 1.31 percent, down 21 basis points from 1.52 percent for the same period of fiscal 2011.  The gain on sale of loans for the first nine months of fiscal 2012 includes a $2.6 million recourse provision on loans sold that are subject to repurchase, compared to a $527,000 recourse recovery in the comparable period last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, resulting in a net gain of $381,000, in the first nine months of fiscal 2012, as compared to an unfavorable fair-value adjustment, resulting in a net loss of $(2.3 million), in the same period of fiscal 2011.

Total loans originated and purchased for sale increased $86.7 million, or five percent, to $1.78 billion in the first nine months of fiscal 2012 as compared to $1.69 billion for the same period last year.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(106,000) in the first nine months of fiscal 2012 compared to a net loss of $(1.6 million) in the same period last year.  The net loss in the first nine months of fiscal 2012 was primarily due to operating expenses of $674,000 and a $12,000 net loss on the sale of real estate owned, partly offset by a $580,000 recovery of losses on real estate owned.  A total of 82 real estate owned properties, including 23 undeveloped lots in Coachella, California, were sold in the nine months ended March 31, 2012 as compared to 101 properties sold in the nine months ended March 31, 2011.

Non-Interest Expense:

For the Quarters Ended March 31, 2012 and 2011.  Total non-interest expense in the quarter ended March 31, 2012 was $14.6 million, an increase of $3.6 million or 33 percent, as compared to $11.0 million in the same quarter of fiscal 2011.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits and an increase in other expenses related to loan originations, partly offset by a decrease in deposit insurance premiums and regulatory assessments.

Total salaries and employee benefits increased $3.1 million, or 43 percent, to $10.3 million in the third quarter of fiscal 2012 from $7.2 million in the same period of fiscal 2011.  The increase was primarily attributable to higher employee salaries and employee benefits related to the mortgage banking division.  In the third quarter of fiscal 2012, the mortgage banking division hired a retail mortgage banking group, consisting of 26 retail production staff and 14 support staff, who operate from locations in Roseville, San Rafael and Fairfield, California.

Deposit insurance premiums and regulatory assessments decreased $331,000, or 48 percent, to $364,000 in the third quarter of fiscal 2012 from $695,000 in the same quarter of fiscal 2011.  The decrease was primarily attributable to lower deposit insurance premiums resulting from an improvement in the Bank’s risk category rating and the change in the FDIC’s methodology for calculating the premium.

For the Nine Months Ended March 31, 2012 and 2011.  Total non-interest expense in the nine months ended March 31, 2012 was $39.4 million, an increase of $5.8 million or 17 percent, as compared to $33.6 million in the same period last year.  The increase in non-interest expense was primarily the result of an increase in mortgage banking related non-interest expenses, party offset by a decrease in deposit insurance premiums and regulatory assessments.

Total salaries and employee benefits increased $5.5 million, or 25 percent, to $27.6 million in the first nine months of fiscal 2012 from $22.1 million in the same period of fiscal 2011.  The increase was primarily attributable to higher employee salaries and employee benefits related to the mortgage banking division.  In the nine months ended March 31, 2012, the mortgage banking division increased their FTE count by 60, comprised of 14 retail production staff and 46 support staff.

Deposit insurance premiums and regulatory assessments decreased $1.0 million, or 51 percent, to $996,000 in the first nine months of fiscal 2012 from $2.0 million in the same period of fiscal 2011.

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

For the Quarters Ended March 31, 2012 and 2011.  The income tax provision was $1.7 million for the quarter ended March 31, 2012 as compared to $1.8 million for the same period last year.  The effective income tax rate for the quarter ended March 31, 2012 was 42.6 percent as compared to 43.5 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2012 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2012 and 2011.  The income tax provision was $4.8 million for the nine months ended March 31, 2012 as compared to an income tax provision of $8.5 million for the same period last year.  The effective income tax rate for the nine months ended March 31, 2012 was 42.7 percent as compared to 43.3 percent for the same period last year.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2012 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of individually evaluated allowances, consisting solely of non-accrual loans with collateral primarily located in Southern California, decreased $5.0 million, or 13 percent, to $32.1 million at March 31, 2012 from $37.1 million at June 30, 2011.  The non-performing loans at March 31, 2012 were primarily comprised of 88 single-family loans ($26.8 million); four multi-family loans ($1.3 million); five commercial real estate loans ($3.3 million); one other mortgage loan ($522,000); and seven commercial business loans ($218,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

When a loan is considered impaired, as defined by ASC 310 “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews impaired loans.  When the measured value of an impaired loan is less than the recorded investment in the loan, the Corporation records an individually evaluated allowance equal to the excess of the recorded investment in the loan over its measured value.  A collectively evaluated allowance is provided on loans not specifically identified as impaired (non-impaired loans) and determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis data includes current unemployment rates, retail sales, gross domestic product, real estate value trends, and commercial real estate vacancy rates, among other current economic data.

As of March 31, 2012, total restructured loans, net of individually evaluated allowances, improved to $28.5 million from $39.2 million at June 30, 2011, a decrease of $10.7 million, or 27 percent.  At March 31, 2012 and June 30, 2011, $14.5 million and $18.4 million, respectively, of these restructured loans were classified as non-performing.

As of March 31, 2012, $22.9 million, or 80 percent, of the restructured loans have a current payment status; this compares to $31.0 million, or 79 percent, of restructured loans that had a current payment status as of June 30, 2011.

The non-performing loans as a percentage of loans held for investment improved to 3.89 percent at March 31, 2012 from 4.21 percent at June 30, 2011.  Real estate owned was $6.1 million (26 properties) at March 31, 2012, a decrease of $2.2 million or 27 percent from $8.3 million (54 properties) at June 30, 2011.  The Bank has not suspended foreclosure activity because, to date, the Bank has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Bank maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Bank does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets decreased to 2.97 percent at March 31, 2012 from 3.46 percent at June 30, 2011.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 13 to 21.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.

During the third quarter of fiscal 2012, the Bank did not repurchase any loans; however, during the first nine months of fiscal 2012, the Bank repurchased four loans, totaling $1.3 million from investors pursuant to the recourse/repurchase covenants contained in the Bank’s loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In the third quarter and first nine months of fiscal 2011, the Bank did not repurchase any loans from investors, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests were borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the third quarter and first nine months of fiscal 2012, the Bank settled claims for $201,000 and $889,000, respectively; and increased the recourse reserve by $600,000 and $1.7 million, respectively.  This compares to the third quarter of fiscal 2011, during which the Bank did not repurchase any loans, and the first nine months of fiscal 2011 when the Bank settled claims for $1.7 million and decreased the recourse reserve by $1.2 million and $2.3 million, respectively.  As of March 31, 2012, the total recourse reserve for loans sold that are subject to repurchase was $5.9 million, compared to $4.2 million at June 30, 2011.  The Bank has implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Bank is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.  The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2012 and 2011:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2012	2011	2012	2011
(In Thousands)

Balance, beginning of the period	$ 5,301	$ 5,295	$ 4,216	$ 6,335
Provision (recovery)	811	(1,236)	2,584	(527)
Net settlements in lieu of loan repurchases	(201)	-	(889)	(1,749)
Balance, end of the period	$ 5,911	$ 4,059	$ 5,911	$ 4,059

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values continue to decline further from the levels described in the following tables (which were calculated at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2012 (dollars in thousands):

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)

Interest only	$ 218,469	734	73%	5.61 years
Stated income (5)	$ 233,723	732	70%	6.29 years
FICO less than or equal to 660	$ 14,517	642	67%	7.05 years
Over 30-year amortization	$ 17,057	733	67%	6.66 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $20.4 million of “interest only,” $21.7 million of “stated income,” $2.4 million of “FICO less than or equal to 660,” and $1.1 million of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2012 (dollars in thousands):

	Balance	Non-Performing (1)	30 - 89 Days Delinquent

Fully amortize in the next 12 months	$ 10,511	28%	-%
Fully amortize between 1 year and 5 years	150,167	8%	-%
Fully amortize after 5 years	57,791	8%	-%
Total	$ 218,469	9%	-%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2012 (dollars in thousands):

	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)

Interest rate reset in the next 12 months	$ 228,567	9%	1%
Interest rate reset between 1 year and 5 years	5,135	18%	-%
Interest rate reset after 5 years	21	-%	-%
Total	$ 233,723	9%	1%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the majority of the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that, although there are signs that the economy is stabilizing, the economic recovery from recent recession will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
Loan balance (in thousands)	$94,801	$139,824	$113,592	$66,960	$30,730	$1,160	$1,038	$1,958	$ -	$450,063
Weighted-average LTV (1)	68%	70%	70%	72%	76%	59%	77%	69%	-%	70%
Weighted-average age (in years)	8.65	6.68	5.72	4.74	4.00	2.80	1.74	0.75	-	6.34
Weighted-average FICO (2)	721	731	741	732	742	746	738	729	-	732
Number of loans	403	373	257	131	57	5	4	7	-	1,237

Geographic breakdown (%)
Inland Empire	31%	30%	28%	30%	31%	100%	78%	37%	-%	30%
Southern California (3)	63%	64%	52%	37%	37%	-%	22%	47%	-%	54%
Other California (4)	5%	6%	18%	32%	32%	-%	-%	16%	-%	15%
Other States	1%	-%	2%	1%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	-%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
Loan balance (in thousands)	$47,491	$44,304	$69,426	$72,957	$10,012	$ -	$959	$37,067	$8,989	$291,205
Weighted-average LTV (1)	47%	52%	54%	56%	48%	-%	68%	61%	53%	54%
Weighted-average DCR (2)	1.53x	1.27x	1.28x	1.25x	1.39x	-x	1.33x	1.49x	1.25x	1.34x
Weighted-average age (in years)	8.30	6.75	5.77	4.72	3.94	-	1.92	0.55	0.12	5.15
Weighted-average FICO (3)	714	706	701	699	758	-	715	732	775	718
Number of loans	82	72	78	93	14	-	4	37	8	388

Geographic breakdown (%)
Inland Empire	20%	8%	10%	4%	15%	-%	-%	32%	19%	13%
Southern California (4)	74%	64%	58%	84%	83%	-%	33%	60%	73%	70%
Other California (5)	5%	27%	28%	12%	2%	-%	67%	8%	8%	16%
Other States	1%	1%	4%	-%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	-%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2012 (dollars in thousands):

	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)

Interest rate reset or mature in the next 12 months	$ 209,717	1%	-%	5%
Interest rate reset or mature between 1 year and 5 years	64,928	-%	-%	6%
Interest rate reset or mature after 5 years	16,560	-%	-%	26%
Total	$ 291,205	1%	-%	7%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total (5) (6)
Loan balance (in thousands)	$23,104	$14,724	$18,082	$18,574	$6,095	$10,544	$389	$4,403	$2,727	$98,642
Weighted-average LTV (1)	44%	47%	58%	53%	37%	58%	60%	41%	42%	50%
Weighted-average DCR (2)	1.90x	2.07x	2.43x	2.25x	1.74x	1.23x	1.26x	1.93x	1.02x	1.98x
Weighted-average age (in years)	9.27	6.70	5.68	4.74	3.94	2.76	1.85	0.49	0.10	5.68
Weighted-average FICO (2)	720	696	721	717	756	722	705	707	738	717
Number of loans	46	20	19	19	10	4	2	5	4	129

Geographic breakdown (%):
Inland Empire	51%	64%	20%	41%	7%	85%	53%	77%	27%	47%
Southern California (3)	49%	36%	80%	49%	93%	-%	47%	23%	73%	50%
Other California (4)	-%	-%	-%	10%	-%	-%	-%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	15%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $25.4 million in Retail; $24.0 million in Office; $9.7 million in Mixed Use; $9.0 million in Medical/Dental Office; $7.8 million in Light Industrial/Manufacturing; $4.2 million in Warehouse; $4.0 million in Mini-Storage; $3.5 million in Restaurant/Fast Food; $2.9 million in Research and Development; $2.1 million in Mobile Home Parks; $1.8 million in Hotel and Motel; $1.5 million in Automotive – Non Gasoline; $1.5 million in Schools; and $1.2 million in Other.

(6)	Consisting of $63.6 million or 64.5% in investment properties and $35.0 million or 35.5% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2012 (dollars in thousands):

	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)

Interest rate reset or mature in the next 12 months	$ 66,881	4%	-%	26%
Interest rate reset or mature between 1 year and 5 years	23,920	3%	-%	34%
Interest rate reset or mature after 5 years	7,841	-%	-%	60%
Total	$ 98,642	4%	-%	31%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of individually evaluated allowances at the dates indicated (dollars in thousands):

	At March 31,	At June 30,
	2012	2011

Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$ 16,608	$ 16,705
Multi-family	512	1,463
Commercial real estate	553	560
Total	17,673	18,728

Accruing loans past due 90 days or
more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	10,213	15,133
Multi-family	776	490
Commercial real estate	2,739	1,660
Other	522	972
Commercial business loans	218	143
Total	14,468	18,398

Total non-performing loans	32,141	37,126

Real estate owned, net	6,084	8,329
Total non-performing assets	$ 38,225	$ 45,455

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 9,505	$ 15,589
Multi-family	3,653	3,665
Commercial real estate	880	1,142
Other	-	237
Commercial business loans	35	125
Total	$ 14,073	$ 20,758

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	3.89%	4.21%

Non-performing loans as a percentage of total assets	2.50%	2.82%

Non-performing assets as a percentage of total assets	2.97%	3.46%

The following table describes the non-performing loans, net of individually evaluated allowances, by the calendar year of origination as of March 31, 2012 (dollars in thousands):

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total

Mortgage loans:
Single-family	$ 4,936	$ 7,123	$ 5,363	$ 7,831	$ 1,144	$ -	$ -	$ 424	$ -	$ 26,821
Multi-family	-	159	1,129	-	-	-	-	-	-	1,288
Commercial real estate	1,634	-	919	-	-	-	-	-	739	3,292
Other	-	-	-	-	-	522	-	-	-	522
Commercial business loans	-	-	-	-	-	115	-	-	103	218
Total	$ 6,570	$ 7,282	$ 7,411	$ 7,831	$ 1,144	$ 637	$ -	$ 424	$ 842	$ 32,141

The following table describes the non-performing loans, net of individually evaluated allowances, by the geographic location as of March 31, 2012 (dollars in thousands):

	Inland Empire	Southern California (1)	Other California (2)	Other States	Total

Mortgage loans:
Single-family	$ 6,510	$ 14,232	$ 5,742	$ 337	$ 26,821
Multi-family	619	510	159	-	1,288
Commercial real estate	1,071	2,221	-	-	3,292
Other	522	-	-	-	522
Commercial business loans	103	-	-	115	218
Total	$ 8,825	$ 16,963	$ 5,901	$ 452	$ 32,141

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of individually evaluated allowances, and real estate owned at the dates indicated (dollars in thousands):

	At March 31, 2012		At June 30, 2011 (1)
	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 3,497	11	$ 2,570	12
Multi-family	4,358	3	3,665	2
Commercial real estate	5,395	4	6,531	6
Commercial business loans	35	1	78	2
Total special mention loans	13,285	19	12,844	22

Substandard loans:
Mortgage loans:
Single-family	27,559	94	33,493	125
Multi-family	2,763	6	3,265	5
Commercial real estate	11,074	13	7,527	9
Other	522	1	972	1
Commercial business loans	218	7	156	5
Total substandard loans	42,136	121	45,413	145

Total classified loans	55,421	140	58,257	167

Real estate owned:
Single-family	4,944	20	6,718	26
Multi-family	-	-	1,041	1
Commercial real estate	356	2	102	1
Other	784	4	468	26
Total real estate owned	6,084	26	8,329	54

Total classified assets	$ 61,505	166	$ 66,586	221

(1)  The presentation for the June 30, 2011 data was changed to conform to the current reporting requirement, specifically the individually evaluated allowance was previously described as specific valuation allowance.

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated (in thousands):

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Loans originated and purchased for sale:
Retail originations	$ 233,101	$ 126,625	$ 660,922	$ 581,158
Wholesale originations and purchases	350,531	297,264	1,119,714	1,112,744
Total loans originated and purchased for sale (1)	583,632	423,889	1,780,636	1,693,902

Loans sold:
Servicing released	(621,151)	(429,747)	(1,773,297)	(1,710,060)
Servicing retained	(2,205)	(1,144)	(10,068)	(1,329)
Total loans sold (2)	(623,356)	(430,891)	(1,783,365)	(1,711,389)

Loans originated for investment:
Mortgage loans:
Single-family	539	679	1,519	679
Multi-family	8,995	430	32,633	570
Commercial real estate	1,990	-	6,170	539
Commercial business loans	75	370	375	370
Consumer loans	-	-	13	-
Total loans originated for investment (3)	11,599	1,479	40,710	2,158

Loans purchased for investment:
Mortgage loans:
Multi-family	-	6,610	7,053	6,610
Total loans purchased for investment	-	6,610	7,053	6,610

Mortgage loan principal payments	(26,810)	(19,748)	(95,249)	(76,710)
Real estate acquired in settlement of loans	(7,242)	(10,613)	(19,327)	(36,146)
(Decrease) increase in other items, net (4)	(2,140)	4,969	4,203	5,015
Net decrease in loans held for investment and
loans held for sale at fair value	$ (64,317)	$ (24,305)	$ (65,339)	$ (116,560)

(1)
Includes PBM loans originated and purchased for sale during the quarters and nine months ended March 31, 2012 and 2011 totaling $583.6 million, $423.9 million, $1.78 billion and $1.69 billion, respectively.

(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2012 and 2011 totaling $623.4 million, $430.9 million, $1.78 billion and $1.71 billion, respectively.
(3)	Includes PBM loans originated for investment during the quarters and nine months ended March 31, 2012 and 2011 totaling $539, $370, $1.5 million and $370, respectively.
(4)	Includes net changes in deferred loan fees or costs, charge-offs, impounds, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2012 and 2011, the Bank originated and purchased $1.83 billion and $1.70 billion of loans, respectively.  The total loans sold in the first nine months of fiscal 2012 and 2011 were $1.78 billion and $1.71 billion, respectively.  At March 31, 2012, the Bank had loan origination commitments totaling $182.0 million and undisbursed lines of credit totaling $3.8 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2012, the net increase in deposits was $29.0 million in comparison to a net increase in deposits of $14.0 million during the same period in fiscal 2011.  On March 31, 2012, time deposits that are scheduled to mature in one year or less were $235.6 million and the total time deposits with a principal amount of $100,000 or higher were $232.0 million, including brokered time deposits of $12.2 million.   Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2012, total cash and cash equivalents were $187.0 million, or 15 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2012, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $294.9 million and the remaining unused collateral was $312.9 million.  In addition, the Bank has secured a $20.7 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $21.8 million.  As of March 31, 2012, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2012 increased to 37.2 percent from 34.7 percent for the quarter ended June 30, 2011.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of March 31, 2012, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of March 31, 2012 were as follows (dollars in thousands):

	Amount	Percent

Tier 1 leverage capital	$ 138,233	10.75%
Requirement to be “Well Capitalized”	64,307	5.00

Excess over requirement	$ 73,926	5.75%

Tier 1 risk-based capital	$ 138,233	17.76%
Requirement to be “Well Capitalized”	46,705	6.00

Excess over requirement	$ 91,528	11.76%

Total risk-based capital	$ 148,143	19.03%
Requirement to be “Well Capitalized”	77,842	10.00

Excess over requirement	$ 70,301	9.03%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the third quarter of fiscal 2012, the Bank declared and paid a cash dividend of $3.0 million to the Corporation and the Corporation paid $448,000 of cash dividends to its shareholders.  For the first nine months of fiscal 2012, the Bank declared and paid a cash dividend of $8.0 million to the Corporation, while the Corporation paid $1.13 million of cash dividends to its shareholders.

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 21 to 23.

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2012	2011	2011

Loans serviced for others (in thousands)	$ 101,183	$ 109,351	$ 112,765

Book value per share	$ 13.01	$ 12.41	$ 12.22

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprices frequently.  The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to five years.

Through the use of an internal interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 0.25% making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2012 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp") Change in Rates	Portfolio Value	Change (1)	Value of Assets	Assets (2)	Measure (3)

+400 bp	$ 162,812	$ 15,978	$ 1,283,242	12.69%	+151 bp
+300 bp	$ 157,266	$ 10,432	$ 1,288,218	12.21%	+103 bp
+200 bp	$ 158,356	$ 11,522	$ 1,301,216	12.17%	+99 bp
+100 bp	$ 157,555	$ 10,721	$ 1,311,181	12.02%	+84 bp
0 bp	$ 146,834	$ -	$ 1,313,497	11.18%	- bp
-100 bp	$ 149,034	$ 2,200	$ 1,319,536	11.29%	+11 bp

(1)	Represents the increase of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2012 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a 0 basis point rate shock at March 31, 2012 and a -100 basis point rate shock at June 30, 2011.

	At March 31, 2012		At June 30, 2011 (1)
	(0 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.18%		12.38%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.18%		12.18%
Sensitivity Measure: Change in NPV Ratio	0	bp	20	bp
TB 13a Level of Risk	Minimal		Minimal

(1)  The June 30, 2011 interest rate risk results were provided by the Office of Thrift Supervision.

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at March 31, 2012 and June 30, 2011.

At March 31, 2012		At June 30, 2011
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+400 bp	+47.17%	+400 bp	N/A
+300 bp	+47.65%	+300 bp	N/A
+200 bp	+33.68%	+200 bp	+32.23%
+100 bp	+19.10%	+100 bp	+21.70%
-100 bp	-13.81%	-100 bp	-12.00%

At both March 31, 2012 and June 30, 2011, the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2012 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter and nine months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2012.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2012	-	$ -	-	239,262
February 1 – 29, 2012	109,891	10.03	108,635	130,627
March 1 – 31, 2012	72,098	10.39	72,098	58,529
Total	181,989	$ 10.17	180,733	58,529

(1)
On July 21, 2011, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation’s outstanding common stock, or approximately 570,932 shares, which expires on July 21, 2012.

During the quarter ended March 31, 2012, the Corporation purchased 181,989 shares of the Corporation’s common stock at an average cost of $10.17 per share, of which 1,256 shares were purchased from employees to satisfy their withholding tax obligations resulting from the vesting of restricted stock awards.  For the nine months ended March 31, 2012, the Corporation purchased 525,182 shares of the Corporation’s common stock at an average cost of $9.44 per share, of which 12,779 shares were purchased from employees to satisfy their withholding tax obligations resulting from the vesting of restricted stock awards.  The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

statement dated December 12, 1996

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

10.5
Form of Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter, Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 and 10.2 in the Corporation’s Form 8-K dated February 24, 2012)

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

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

Provident Financial Holdings, Inc.

May 9, 2012	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	/s/ Donavon P. Ternes
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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.