Form 10-K
period 2012-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2012-09-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012                                                                           OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0704889
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (951) 686-6060

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share (Title of Each Class)	The NASDAQ Stock Market LLC (Name of Each Exchange on Which Registered)

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

Large accelerated filer _____                                                                                                    Accelerated filer    X   .
Non-accelerated filer                 (Do not check if a smaller reporting company)                  Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES          NO   X  .

As of September 5, 2012, there were 10,758,135 shares of the Registrant’s common stock issued and outstanding.  The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2011, was $95.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2012 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At June 30, 2012, the Corporation had consolidated total assets of $1.3 billion, total deposits of $961.4 million and stockholders’ equity of $144.8 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

Additionally, the Dodd-Frank Act changed the regulator of all savings and loan holding companies, including the Corporation, from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  For additional information regarding the Dodd-Frank Act, see “Regulation” on this Form 10-K.

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

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  Mortgage banking activities primarily consist of the origination and sale of single-family mortgage loans (including second mortgages and equity lines of credit).  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment.  See “Subsidiary Activities” on this Form 10-K.  The activities of Provident Financial Corp are included in the Provident Bank operating segment results.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino Counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank has contributed $40,000 annually to the Foundation in fiscal 2012, 2011 and 2010.

Subsequent Events:

Cash dividend

On July 24, 2012, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.05 per share, reflecting a 25 percent increase from the $0.04 per share paid on June 1, 2012.  Shareholders of the Corporation’s common stock at the close of business on August 15, 2012 were entitled to receive the cash dividend, which was paid on September 5, 2012.

Resolution on request for accounting method change

On August 2, 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change attributable to the Corporation’s overstatement certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability.  As a result, the Corporation will reverse the $825,000 tax liability in the quarter ending September 30, 2012, the same quarter in which the tax authorities granted the Corporation’s request.

Market Area

The Bank is headquartered in Riverside, California and operates 14 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include most of Southern California and some of Northern California.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville and San Rafael, California.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The unemployment rate in the Inland Empire in June 2012 was 12.6%, compared to 10.7% in California and 8.2% nationwide, according to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics.  Current unemployment data improved slightly, yet remains weak, as compared to the unemployment data reported in June 2011 of 13.2% in the Inland Empire, 11.8% in California and 9.2% nationwide.

The number of California homes entering the formal foreclosure process dropped in the second calendar quarter of 2012 to its lowest level since early 2007.  The decline is the result of a combination of factors, including an improving housing market, the reduction in the number of the most aggressively underwritten mortgages originated from 2005 through 2007 that may become subject to foreclosure, and the growing use of short sales (Source: DataQuick; DQNews.com – July 23, 2012 News Release).

The number of homes sold in Southern California increased in June 2012 compared to June 2011 and the increase in June 2012 was the sixth consecutive monthly increase, reflecting robust investor demand and significant sales gains for mid- to high-end homes. The continuing pattern of fewer foreclosures re-selling and more activity in pricier coastal counties helped the region’s median sale price climb to a two-year high (Source: DataQuick; DQNews.com – July 17, 2012 News Release).

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

Personnel

As of June 30, 2012, the Bank had 543 full-time equivalent employees, which consisted of 475 full-time, 58 part-time and 10 temporary employees.  The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

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

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, commercial business, consumer and other mortgage loans to be held for investment.  The Bank from time to time originates construction loans although there were no construction loans outstanding or loan originations in fiscal 2012 or 2011.  Due to the decline in real estate values and deterioration of credit quality, particularly for single-family loans, and the Bank’s short-term strategy to improve liquidity and preserve capital, the Bank has reduced new loans held for investment, particularly single-family loans.  The Bank’s net loans held for investment were $796.8 million at June 30, 2012, representing 63.2% of consolidated total assets.  This compares to $881.6 million, or 67.1% of consolidated total assets, at June 30, 2011.

At June 30, 2012, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $24.5 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2012, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2012 consists of: seven multi-family loans totaling $4.9 million and two commercial real estate loans totaling $2.0 million to one group of borrowers; one commercial real estate loan totaling $6.2 million to one group of borrowers; four multi-family loans totaling $5.9 million to one group of borrowers; three multi-family loans, one commercial real estate loan and one commercial business loan totaling $5.6 million to one group of borrowers; and two commercial real estate loans totaling $5.6 million to one group of borrowers.  The real estate collateral for these loans are located in Southern California.  At June 30, 2012, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$439,024	53.79%	$494,192	54.34%	$583,126	55.73%	$694,354	57.52%	$808,836	58.16%
Multi-family	278,057	34.07	304,808	33.52	343,551	32.83	372,623	30.87	399,733	28.75
Commercial real estate	95,302	11.67	103,637	11.39	110,310	10.54	122,697	10.17	136,176	9.79
Construction	-	-	-	-	400	0.04	4,513	0.37	32,907	2.37
Other	755	0.09	1,530	0.17	1,532	0.15	2,513	0.21	3,728	0.27
Total mortgage loans	813,138	99.62	904,167	99.42	1,038,919	99.29	1,196,700	99.14	1,381,380	99.34

Commercial business loans	2,580	0.32	4,526	0.50	6,620	0.63	9,183	0.76	8,633	0.62
Consumer loans	506	0.06	750	0.08	857	0.08	1,151	0.10	625	0.04
Total loans held for
investment, gross	816,224	100.00%	909,443	100.00%	1,046,396	100.00%	1,207,034	100.00%	1,390,638	100.00%

Undisbursed loan funds	-		-		-		(305)		(7,864)
Deferred loan costs, net	2,095		2,649		3,365		4,245		5,261
Allowance for loan losses	(21,483)		(30,482)		(43,501)		(45,445)		(19,898)
Total loans held for
investment, net	$796,836		$881,610		$1,006,260		$1,165,529		$1,368,137

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2012 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 9	$ 548	$ 359	$ 3,605	$ 434,503	$ 439,024
Multi-family	261	10,347	47,678	29,127	190,644	278,057
Commercial real estate	5,564	18,883	32,536	31,373	6,946	95,302
Other	522	-	233	-	-	755
Commercial business loans	720	1,180	177	503	-	2,580
Consumer loans	506	-	-	-	-	506
Total loans held for
investment, gross	$ 7,582	$ 30,958	$ 80,983	$ 64,608	$ 632,093	$ 816,224

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2013 which have fixed and floating or adjustable interest rates.

			Floating or
			Adjustable
	Fixed-Rate	% (1)	Rate	% (1)
(In Thousands)

Mortgage loans:
Single-family	$ 6,919	2%	$ 432,096	98%
Multi-family	14,344	5%	263,452	95%
Commercial real estate	15,188	17%	74,550	83%
Other	233	100%	-	- %
Commercial business loans	1,056	57%	804	43%
Total loans held for investment, gross	$ 37,740	5%	$ 770,902	95%

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2012, total single-family loans held for investment decreased to $439.0 million, or 53.8% of the total loans held for investment, from $494.2 million, or 54.3% of the total loans held for investment, at June 30, 2011.  The decrease in the single-family loans in fiscal 2012 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

The Bank’s residential mortgage loans are generally underwritten and documented in accordance with guidelines established by institutional loan buyers, Freddie Mac, Fannie Mae and the Federal Housing Administration (“FHA”) (collectively, “the secondary market”).  All conforming agency loans are generally underwritten and documented in accordance with the guidelines established by these secondary market purchasers, as well as the Department of Housing and Urban Development (“HUD”), FHA and the Veterans’ Administration (“VA”).  Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an investor’s criteria).  Non-conforming loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The non-conforming loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices.  Given the recent market environment, PBM has expanded the production of FHA, VA, Freddie Mac and Fannie Mae loans.

In fiscal 2009, the Bank implemented tighter underwriting standards commensurate with the decline in real estate market conditions.  These standards remain in place today.  The Bank requires verified documentation of income and assets and our underwriting conforms to agency mandated credit score requirements.  Generally, mortgage insurance is required on all loans exceeding 80% loan-to-value based on the lower of purchase price or appraised value.  The maximum allowable loan-to-value is 97% on a purchase transaction for conventional financing with mortgage insurance and 96.5% loan-to-value for FHA financing with mortgage insurance.  Second home purchases and rate and term refinance transactions are capped at 90% loan-to-value with mortgage insurance.  Non-owner purchase and rate and term refinance transactions are capped at 80% loan-to-value while non-owner refinance cash-out transactions are capped at 75% loan-to-value.  We manage our underwriting standards, loan-to-value ratios and credit standards to the currently required agency and investor policies and guidelines.  These standards may change at any time, given changes in real estate market conditions, secondary mortgage market requirements and changes to investor policies and guidelines.

The Bank previously offered closed-end, fixed-rate home equity loans that were secured by the borrower’s primary residence.  These loans did not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2012, home equity loans amounted to $1.5 million or 0.4% of single-family loans held for investment, as compared to $1.7 million or 0.3% of single-family loans held for investment at June 30, 2011.  The Bank also offered secured lines of credit, which are generally secured by a second mortgage on the borrower’s primary residence up to 100% of the appraised value of the residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2012 and 2011, the outstanding balance of secured lines of credit was $1.2 million and $1.0 million, respectively.  The Bank ceased the origination of home equity loans and secured lines of credit in the second quarter of fiscal 2008 as a result of the deterioration in single-family real estate values.

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

The reset of interest rates on ARM loans, primarily interest-only single-family loans, to fully-amortizing status has not created a payment shock for most borrowers primarily because the majority of loans are repricing at 2.75% over six-month LIBOR, which has resulted in a lower interest rate than the borrower’s pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of currently weak economic conditions may increase the risk of delinquencies and defaults.  The higher delinquency levels experienced by the Bank in fiscal 2008 through 2012 was primarily due to higher unemployment, the recent U.S. recession, continuing weak economic conditions and the decline in real estate values, particularly in California.  It should be noted, however, that the delinquency level experienced in fiscal 2012 has improved as compared to the levels experienced in fiscal 2008 through 2011.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family ARM loans.  At June 30, 2012, the Bank had 32 loans outstanding for $11.9 million with a 50-year term, compared to 35 loans for $13.8 million at June 30, 2011.

As of June 30, 2012, the Bank had $40.2 million in negative amortization mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal), which consisted of $26.7 million of multi-family loans, $7.0 million of commercial real estate loans and $6.5 million of single-family loans.  This compares to $50.4 million at June 30, 2011, which consisted of $31.3 million of multi-family loans, $11.5 million of commercial real estate loans and $7.6 million of single-family loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as a collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in a higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation.

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

In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2012 and 2011, interest-only, first trust deed, ARM loans were $209.1 million and $241.6 million, or 25.6% and 26.5%, respectively, of the loans held for investment.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

The following table describes certain credit risk characteristics of the Bank’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2012:

	Outstanding	Weighted-Average	Weighted-Average	Weighted-Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 209,134	734	72%	5.86 years
Stated income (5)	$ 226,166	732	70%	6.54 years
FICO less than or equal to 660	$ 13,420	642	66%	7.29 years
Over 30-year amortization	$ 16,852	733	67%	6.90 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $17.8 million of “Interest only,” $20.2 million of “Stated income,” $4.0 million of “FICO less than or equal to 660,” and $547,000 of “Over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Bank’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2012:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 7,163	22%	- %
Fully amortize between 1 year and 5 years	161,603	9%	- %
Fully amortize after 5 years	40,368	5%	- %
Total	$ 209,134	8%	- %

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Bank’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2012:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 223,575	9%	- %
Interest rate reset between 1 year and 5 years	2,581	28%	- %
Interest rate reset after 5 years	10	- %	- %
Total	$ 226,166	9%	- %

(1)As a percentage of each category.  Also, the loan balances and percentages on this table may overlap with the table describing interest only single-family, first trust deed, mortgage loans held for investment.

A decline in real estate values subsequent to the time of origination of our real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values continue to decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Bank does not periodically update the LTV on its loans held for investment by obtaining new appraisals or broker price opinions unless a specific loan has demonstrated deterioration or the Bank receives a loan modification request from a borrower.  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following table may be understated in comparison to the current LTV ratios as a result of the year of origination, the subsequent general decline in real estate values that may have occurred and the specific location of the individual properties. The Bank cannot quantify the current LTVs of its loans held for investment or quantify the impact of the decline in real estate values to the original LTVs of its loans held for investment by loan type, geography, or other subsets.

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2012:

	Calendar Year of Origination
(Dollars In Thousands)	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD June 30, 2012	Total

Loan balance	$ 90,315	$ 136,397	$ 109,634	$ 65,566	$ 29,354	$ 1,155	$ 1,033	$ 2,233	$ 726	$ 436,413
Weighted average LTV (1)	67%	69%	70%	72%	76%	58%	77%	70%	89%	70%
Weighted average age (in years)	8.93	6.93	5.97	4.99	4.25	3.05	1.99	0.96	0.35	6.57
Weighted average FICO	721	730	742	732	743	746	738	734	675	733
Number of loans	394	365	251	130	54	5	4	8	1	1,212

Geographic breakdown (%):
Inland Empire	31%	30%	29%	29%	31%	100%	78%	32%	- %	30%
Southern California (other than Inland Empire)	64%	64%	52%	38%	37%	- %	22%	41%	- %	54%
Other California	5%	6%	17%	32%	32%	- %	- %	27%	100%	15%
Other states	- %	- %	2%	1%	- %	- %	- %	- %	- %	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in single-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2012, multi-family mortgage loans were $278.1 million and commercial real estate loans were $95.3 million, or 34.1% and 11.7%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $304.8 million and commercial real estate loans of $103.6 million, or 33.5% and 11.4%, respectively, of loans held for investment at June 30, 2011.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2012 the Bank originated $46.6 million and purchased $8.2 million of multi-family and commercial real estate loans, all of which were reunderwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $3.8 million and purchases of $7.1 million during fiscal 2011.  At June 30, 2012, the Bank had 376 multi-family and 123 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2012, $242.8 million, or 87.0%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2012, the Bank had 50 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $119.9 million, all of which were performing in accordance with their terms.  The Bank obtains appraisals on properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  At June 30, 2012, the Bank had $1.5 million, net of individually and collectively evaluated allowances, of non-performing multi-family loans and $3.2 million, net of individually and collectively evaluated allowances, of non-performing commercial real estate loans.  At June 30, 2012, the Bank had no multi-family or commercial real estate loans which were past due 30 to 89 days.  Non-performing loans and delinquent loans may increase as a result of the general decline in Southern California real estate markets and poor general economic conditions.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2012:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 190,773	1%	- %	36%
Interest rate reset or mature between 1 year and 5 years	70,718	1%	- %	15%
Interest rate reset or mature after 5 years	16,566	- %	- %	26%
Total	$ 278,057	1%	- %	30%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2012:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 64,139	3%	- %	92%
Interest rate reset or mature between 1 year and 5 years	23,372	7%	- %	79%
Interest rate reset or mature after 5 years	7,791	- %	- %	60%
Total	$ 95,302	4%	- %	86%

(1)	As a percentage of each category.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2012:

	Calendar Year of Origination
(Dollars In Thousands)	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD June 30, 2012	Total

Loan balance	$ 46,251	$ 43,191	$ 60,552	$ 66,044	$ 9,342	$ -	$ 956	$ 36,916	$ 14,805	$ 278,057
Weighted average LTV (1)	46%	51%	54%	55%	48%	- %	68%	61%	59%	54%
Weighted average debt coverage ratio (2)	1.54x	1.27x	1.28x	1.25x	1.40x	- x	1.33x	1.49x	1.56x	1.36x
Weighted average age (in years)	8.53	7.00	6.02	4.96	4.19	-	2.17	0.79	0.29	5.26
Weighted average FICO	714	708	704	695	758	-	715	732	750	719
Number of loans	79	70	71	87	13	-	4	37	15	376

Geographic breakdown (%):
Inland Empire	20%	9%	11%	4%	16%	- %	- %	32%	14%	13%
Southern California (other than Inland Empire)	75%	63%	53%	84%	81%	-	33%	60%	59%	68%
Other California	4%	27%	32%	12%	3%	-	67%	8%	27%	18%
Other states	1%	1%	4%	- %	- %	-	- %	- %	- %	1%
	100%	100%	100%	100%	100%	- %	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in multi-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2012:

	Calendar Year of Origination
(Dollars In Thousands)	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD June 30, 2012	Total (3) (4)

Loan balance	$ 19,585	$ 14,612	$ 17,007	$ 18,442	$ 6,067	$ 8,935	$ 387	$ 4,439	$ 5,828	$ 95,302
Weighted average LTV (1)	43%	46%	58%	53%	36%	60%	60%	40%	46%	50%
Weighted average debt coverage ratio (2)	1.96x	2.07x	2.50x	2.25x	1.74x	1.23x	1.26x	1.98x	1.87x	2.04x
Weighted average age (in years)	9.51	6.95	5.93	4.99	4.18	2.95	2.10	0.74	0.24	5.64
Weighted average FICO	715	696	724	717	756	722	705	707	755	718
Number of loans	41	20	17	18	10	3	2	5	7	123

Geographic breakdown (%):
Inland Empire	48%	64%	21%	40%	7%	100%	52%	76%	60%	49%
Southern California (other than Inland Empire)	52%	36%	79%	50%	93%	- %	48%	24%	40%	49%
Other California	- %	- %	- %	10%	- %	- %	- %	- %	- %	2%
Other states	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in commercial real estate values, the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.
(3)
Comprised of the following: $25.3 million in retail; $21.8 million in office; $11.8 million in mixed use; $8.9 million in medical/dental office; $6.4 million in light industrial/manufacturing; $4.2 million in warehouse; $4.0 million in mini-storage; $3.4 million in restaurant/fast food; $2.9 million in research and development; $1.8 million in hotel and motel; $1.5 million in school; $1.5 million in automotive - non gasoline; and $1.8 million in other.

(4)	Consists of $60.9 million or 63.9% in investment properties and $34.4 million or 36.1% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  The Bank had no construction loans at June 30, 2012 and 2011, as a result of management’s decision in fiscal 2006 to reduce tract construction loan originations (given anticipated unfavorable real estate market conditions).  There were no loan originations of construction mortgage loans in fiscal 2012 and 2011.

Other mortgage loans.  At June 30, 2012, other mortgage loans, which consisted of land loans, were $755,000, or 0.1% of loans held for investment, down from $1.5 million, or 0.2% of loans held for investment, at June 30, 2011.  The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank solicits other lenders to purchase participating interests in multi-family and commercial real estate loans.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  The Bank purchased $8.2 million of loans in fiscal 2012, slightly higher than $7.1 million purchased in fiscal 2011.  As of June 30, 2012, total loans serviced by other financial institutions were $18.7 million, down 8% from $20.4 million at June 30, 2011.  As of June 30, 2012, all loans serviced by others were performing according to their contractual agreements.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any loan participation interests in fiscal 2012 and 2011.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2012, commercial business loans were $2.6 million, or 0.3% of loans held for investment, a decrease of $1.9 million, or 42%, during fiscal 2012.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  The Bank had $172,000 of non-performing commercial business loans at June 30, 2012, up 20% from $143,000 at June 30, 2011.  During fiscal 2012, the Bank had net charge-offs of $261,000 on commercial business loans, as compared to a net recovery of $25,000 during fiscal 2011.

Consumer Loans.  At June 30, 2012, the Bank’s consumer loans were $506,000, or 0.1% of the Bank’s loans held for investment, a decrease of 33% during fiscal 2012.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2012 and 2011 were $314,000 and $520,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no consumer loans accounted for on a non-performing basis at June 30, 2012 or 2011.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been primarily originating loans and, to a lesser extend, purchasing loans for sale to investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the California economy affect the number of loans originated by PBM and, thus, the amount of loan sales, gain on sale of loans, net interest income and loan fees earned.  The origination and purchases of loans, primarily fixed rate loans, during fiscal 2012, 2011 and 2010 were $2.52 billion, $2.15 billion and $1.80 billion, respectively.  The total loan origination volume in fiscal 2012 was higher than fiscal 2011 and 2010, primarily as a result of relatively low mortgage interest rates, a less competitive mortgage banking environment and more stable, though still weakened, real estate market.  The low mortgage rates were primarily a result of the actions taken by the U.S. Department of Treasury and Federal Reserve to reduce interest rates in response to the global credit crisis.  Of the total PBM loan originations, loans originated for investment were $2.5 million, $1.8 million and $818,000 in fiscal 2012, 2011 and 2010, respectively.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 654 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Accepted loans are funded and sold by the Bank.  Wholesale loans originated and purchased for sale in fiscal 2012, 2011 and 2010 were $1.51 billion, $1.39 billion and $1.34 billion, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale originators, underwriters and processors.

PBM’s retail loan production operations utilize loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2012, PBM operated stand-alone retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville and San Rafael, California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank instead of the wholesale loan broker.  Retail loans originated for sale in fiscal 2012, 2011 and 2010 were $1.01 billion, $750.7 million and $464.1 million, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing in new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale at June 30, 2012 and 2011 were $220.4 million and $107.5 million, respectively (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments (see “Derivative Activities” on this Form 10-K).

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination fees and costs for loans originated for sale are deferred until the related loans are sold.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale.  At June 30, 2012 and 2011, the Bank had $2.1 million and $2.6 million, respectively, of unamortized deferred loan origination costs (net) in loans held for investment.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include loans insured by the FHA and VA as well as conventional loans.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by secondary market investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to investors.  The Bank also sells conforming whole loans to Fannie Mae and Freddie Mac (see “Derivative Activities” on this Form 10-K).

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated.

	Year Ended June 30,
	2012	2011	2010
(In Thousands)

Loans originated and purchased for sale:
Retail originations	$ 1,005,499	$ 750,737	$ 464,145
Wholesale originations	1,511,138	1,392,806	1,336,686
Total loans originated and purchased for sale (1)	2,516,637	2,143,543	1,800,831

Loans sold:
Servicing released	(2,460,281)	(2,115,845)	(1,778,684)
Servicing retained	(13,121)	(1,999)	(2,541)
Total loans sold (2)	(2,473,402)	(2,117,844)	(1,781,225)

Loans originated for investment:
Mortgage loans:
Single-family	2,545	2,059	1,209
Multi-family	37,328	3,220	841
Commercial real estate	9,281	539	1,872
Commercial business loans	375	416	-
Consumer loans	13	9	124
Total loans originated for investment (3)	49,542	6,243	4,046

Loans purchased for investment:
Mortgage loans:
Multi-family	8,218	6,610	-
Commercial real estate	-	481	-
Total loans purchased for investment	8,218	7,091	-

Mortgage loan principal repayments	(130,951)	(106,041)	(106,961)
Real estate acquired in the settlement of loans	(24,113)	(47,316)	(59,038)
Increase in other items, net (4)	9,256	11,097	7,288
Net decrease in loans held for investment and
loans held for sale at fair value	$ (44,813)	$ (103,227)	$ (135,059)

(1)	Includes PBM loans originated and purchased for sale during fiscal 2012, 2011 and 2010 totaling $2.52 billion, $2.14 billion and $1.80 billion, respectively.
(2)	Includes PBM loans sold during fiscal 2012, 2011 and 2010 totaling $2.47 billion, $2.12 billion and $1.78 billion, respectively.
(3)	Includes PBM loans originated for investment during fiscal 2012, 2011 and 2010 totaling $2.5 million, $1.8 million, and $818, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, charge-offs, impounds, allowance for loan losses and fair value of loans held for sale.

Mortgage loans sold to investors generally are sold without recourse other than standard representations and warranties.  Generally, mortgage loans sold to Fannie Mae and Freddie Mac are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of FHA and VA loans used to form Government National Mortgage Association (“GNMA”) pools, which are subject to limitations on the FHA’s and VA’s loan guarantees.

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the credit enhancement or recourse amount to the Bank once the first four basis points is exhausted.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of June 30, 2012 and 2011, the Bank serviced $68.0 million and $87.0 million, respectively, of loans under this program and has established a recourse liability of $734,000 and $96,000, respectively.  In fiscal 2012, 2011 and 2010, a net recourse loss of $439,000, $9,000 and $19,000, respectively, was recognized under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2012, 2011 and 2010, the Bank repurchased $1.6 million, $0 and $368,000 of single-family mortgage loans, respectively.  However, additional repurchase requests were settled for an aggregate of $439,000, $2.0 million and $3.4 million in fiscal 2012, 2011 and 2010, respectively, that did not result in the repurchase of the loan itself.

Derivative Activities.  Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold.  This type of risk occurs when the Bank commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold.  Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market.  The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities.  The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are loan sale commitments and the purchase of over-the-counter put and call option contracts related to mortgage-backed securities.  At various times, depending on loan origination volume and management’s assessment of projected loans which may not fund, the Bank may reduce or increase its derivative positions.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund, the Bank may enter into “best-efforts” loan sale commitments rather than “mandatory” loan sale commitments.  Mandatory loan sale commitments may include whole loan and/or To-Be-Announced MBS (“TBA-MBS”) loan sale commitments.

Under mandatory loan sale commitments, usually with Fannie Mae, Freddie Mac or investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period.  These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans.  The mandatory loan sale commitments protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale.  The amount of and delivery date of the loan sale commitments are based upon management’s estimates as to the volume of loans that will close and the length of the origination commitments.  The mandatory loan sale commitments do not provide complete interest-rate protection, however, because of the possibility of loans which may not fund during the origination process.  Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses.  If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the commitments at current market prices.  Similarly, if the Bank has too many loans to deliver, the Bank must execute additional loan sale commitments at current market prices, which may be unfavorable to the Bank.  Generally, the Bank seeks to maintain loan sale commitments equal to the funded loans held for sale at fair value, plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout.  The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank.

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

At June 30, 2012 and 2011, the Bank had put option contracts outstanding with a nominal value of $15.0 million and $13.0 million, respectively.  At June 30, 2012 and 2011, the Bank had outstanding mandatory loan sale commitments of $101.6 million and $96.4 million, respectively; outstanding TBA-MBS trades of $307.0 million and $183.5 million, respectively; outstanding best-efforts loan sale commitments of $30.5 million and $8.2 million, respectively; and commitments to originate loans to be held for sale of $220.4 million and $107.5 million, respectively (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  Additionally, as of June 30, 2012 and 2011, the Bank’s loans held for sale at fair value were $231.6 million and $191.7 million, respectively, which were also covered by the loan sale commitments described above.  For fiscal 2012 and 2011, the Bank had a net gain of $5.7 million and $590,000, respectively, attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities and the fair-value adjustment on loans held for sale.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2012, the Bank was servicing $98.9 million of loans for others, a decline from $109.4 million at June 30, 2011.  The decrease was primarily attributable to loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2012 and 2011, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 26.61% and 19.10%, respectively, and a weighted-average discount rate of 9.10% and 9.02%, respectively.  The required impairment reserve against servicing assets at June 30, 2012 and 2011 was $164,000 and $76,000, respectively.  The increase in impairment reserve was due primarily to expected higher prepayments.  In aggregate, servicing assets had a carrying value of $327,000 and a fair value of $398,000 at June 30, 2012, compared to a carrying value of $354,000 and a fair value of $589,000 at June 30, 2011.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $130,000, gross unrealized gains of $127,000 and an amortized cost of $3,000 at June 30, 2012, compared to a fair value of $200,000, gross unrealized gains of $197,000 and an amortized cost of $3,000 at June 30, 2011.

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

Restructured Loans.  A troubled debt restructuring (“restructured loan”) is a loan which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any.

	At June 30,
	2012				2011				2010
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in Thousands)
Mortgage loans:
Single-family	2	$ 613	87	$ 34,566	6	$ 1,655	116	$ 44,492	18	$ 5,835	165	$ 64,956
Multi-family	-	-	4	1,806	-	-	2	2,534	-	-	6	8,151
Commercial real estate	-	-	6	3,820	1	387	3	2,451	-	-	5	2,164
Construction	-	-	-	-	-	-	-	-	-	-	1	400
Other	-	-	1	522	-	-	1	1,293	-	-	-	-
Commercial business loans	-	-	6	246	1	13	4	472	-	-	3	936
Consumer loans	5	3	-	-	3	2	-	-	4	14	1	1
Total	7	$ 616	104	$ 40,960	11	$ 2,057	126	$ 51,242	22	$ 5,849	181	$ 76,608

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated.

	At June 30,
	2012	2011	2010	2009	2008
(Dollars In Thousands)

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$ 17,095	$ 16,705	$ 30,129	$ 35,434	$ 15,975
Multi-family	967	1,463	3,945	4,930	-
Commercial real estate	764	560	725	1,255	572
Construction	-	-	350	250	4,716
Other	-	-	-	-	575
Commercial business loans	7	-	-	198	-
Consumer loans	-	-	1	-	-
Total	18,833	18,728	35,150	42,067	21,838

Accruing loans past due 90 days or
more	-	-	-	-	-

Restructured loans on non-performing status:
Mortgage loans:
Single-family	11,995	15,133	19,522	23,695	1,355
Multi-family	490	490	2,541	-	-
Commercial real estate	2,483	1,660	1,003	1,406	-
Construction	-	-	-	2,037	-
Other	522	972	-	1,565	-
Commercial business loans	165	143	567	1,048	-
Total	15,655	18,398	23,633	29,751	1,355

Total non-performing loans	34,488	37,126	58,783	71,818	23,193

Real estate owned, net	5,489	8,329	14,667	16,439	9,355
Total non-performing assets	$ 39,977	$ 45,455	$ 73,450	$ 88,257	$ 32,548

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 6,148	$ 15,589	$ 33,212	$ 10,880	$ 9,101
Multi-family	3,266	3,665	-	-	-
Commercial real estate	-	1,142	1,832	-	-
Other	-	237	1,292	240	28
Commercial business loans	33	125	-	-	-
Total	$ 9,447	$ 20,758	$ 36,336	$ 11,120	$ 9,129

Non-performing loans as a percentage
of loans held for investment, net	4.33%	4.21%	5.84%	6.16%	1.70%

Non-performing loans as a percentage
of total assets	2.74%	2.83%	4.20%	4.55%	1.42%

Non-performing assets as a percentage
of total assets	3.17%	3.46%	5.25%	5.59%	1.99%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of June 30, 2012:

	Calendar Year of Origination
(Dollars In Thousands)	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD June 30, 2012	Total

Mortgage loans:
Single-family	$ 4,200	$ 11,561	$ 5,382	$ 7,106	$ 383	$ -	$ -	$ 458	$ -	$ 29,090
Multi-family	193	-	1,017	247	-	-	-	-	-	1,457
Commercial real estate	1,361	333	925	-	-	-	-	-	628	3,247
Other	-	-	-	-	-	522	-	-	-	522
Commercial business loans	-	-	-	-	-	125	-	12	35	172
Total	$ 5,754	$ 11,894	$ 7,324	$ 7,353	$ 383	$ 647	$ -	$ 470	$ 663	$ 34,488

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of June 30, 2012:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 7,353	$ 16,677	$ 4,720	$ 340	$ 29,090
Multi-family	930	-	527	-	1,457
Commercial real estate	1,631	1,616	-	-	3,247
Other	522	-	-	-	522
Commercial business loans	69	-	7	96	172
Total	$ 10,505	$ 18,293	$ 5,254	$ 436	$ 34,488

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At June 30, 2012		At June 30, 2011
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 2,118	5	$ 2,570	12
Multi-family	2,755	1	3,665	2
Commercial real estate	-	-	6,531	6
Commercial business loans	33	1	78	2
Total special mention loans	4,906	7	12,844	22

Substandard loans:
Mortgage loans:
Single-family	29,594	92	33,493	125
Multi-family	7,668	7	3,265	5
Commercial real estate	10,114	12	7,527	9
Other	522	1	972	1
Commercial business loans	173	6	156	5
Total substandard loans	48,071	118	45,413	145

Total classified loans	52,977	125	58,257	167

Real estate owned:
Single-family	4,737	18	6,718	26
Multi-family	366	1	1,041	1
Commercial real estate	-	1	102	1
Other	386	4	468	26
Total real estate owned	5,489	24	8,329	54

Total classified assets	$ 58,466	149	$ 66,586	221

The Bank assesses loans individually and classifies as substandard non-performing loans when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, collateral value, the financial condition of the borrower and current economic conditions. The Bank measures each non-performing loan based on

Accounting Standards Codification (“ASC”) 310, “Receivables,” establishes a collectively evaluated or individually evaluated allowance and charges off those loans or portions of loans deemed uncollectible.

During the fiscal year ended June 30, 2012, 24 loans for $10.1 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in the Bank’s asset quality reports as restructured loans.  This compares to 43 loans for $20.7 million that were modified in the fiscal year ended June 30, 2011.  As of June 30, 2012, the outstanding balance of modified (restructured) loans was $25.1 million, comprised of 56 loans.  These restructured loans are classified as follows: 12 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($5.5 million); three loans are classified as special mention and remain on accrual status ($4.0 million); and 41 loans are classified as substandard on non-performing status ($15.6 million, all are on non-accrual status).  As of June 30, 2012, 74%, or $18.5 million of the restructured loans have a current payment status.  Restructured loans which are initially classified as “Substandard” and placed on non-performing status may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payment will continue.

The following table shows the restructured loans by type, net of allowance for loan losses, at June 30, 2012 and 2011:

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance For Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 9,465	$ (486)	$ 8,979
Without a related allowance	9,164	-	9,164
Total single-family loans	18,629	(486)	18,143

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,266	-	3,266
Total multi-family loans	3,783	(27)	3,756

Commercial real estate:
With a related allowance	2,921	(438)	2,483
Total commercial real estate loans	2,921	(438)	2,483

Other:
Without a related allowance	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	236	(71)	165
Without a related allowance	33	-	33
Total commercial business loans	269	(71)	198
Total restructured loans	$ 26,124	$ (1,022)	$ 25,102

(1)  Consists of collectively and individually evaluated allowances.

(In Thousands)	June 30, 2011
	Recorded Investment	Allowance For Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 19,092	$ (3,959)	$ 15,133
Without a related allowance	15,589	-	15,589
Total single-family loans	34,681	(3,959)	30,722

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,665	-	3,665
Total multi-family loans	4,182	(27)	4,155

Commercial real estate:
With a related allowance	1,837	(177)	1,660
Without a related allowance	1,142	-	1,142
Total commercial real estate loans	2,979	(177)	2,802

Other:
With a related allowance	1,293	(321)	972
Without a related allowance	237	-	237
Total other loans	1,530	(321)	1,209

Commercial business loans:
With a related allowance	53	(51)	2
Without a related allowance	266	-	266
Total commercial business loans	319	(51)	268
Total restructured loans	$ 43,691	$ (4,535)	$ 39,156

(1)  Consists of specific valuation allowances.

As of June 30, 2012, total non-performing assets were $40.0 million, or 3.17% of total assets, which was primarily comprised of: 87 single-family loans ($29.1 million); six commercial real estate loans ($3.2 million); four multi-family loans ($1.5 million); one other mortgage loan ($522,000); six commercial business loans ($172,000); and real estate owned comprised of 18 single-family properties ($4.7 million), one multi-family property ($366,000), four undeveloped lots acquired in the settlement of loans ($385,000) and one commercial real estate property (fully reserved).  As of June 30, 2012, 49%, or $17.1 million of non-performing loans have a current payment status, primarily restructured loans.  Compared to June 30, 2011, total non-performing assets decreased $5.5 million, or 12%.

Foregone interest income, which would have been recorded for the fiscal years ended June 30, 2012 and 2011 had the non-performing loans been current in accordance with their original terms, amounted to $876,000 and $1.3 million, respectively, and was not included in the results of operations for the fiscal years ended June 30, 2012 and 2011.

As of June 30, 2012, $4.9 million of loans which were not disclosed as non-performing loans or restructured loans but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms were classified as special mention, of which $2.1 million were single-family mortgage loans, $2.8 million were multi-family mortgage loans and $33,000 were commercial business loans.  As of June 30, 2011, $12.8 million of loans were classified by the Bank as special mention.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance, net of deferred fees/costs, escrow balances and foreclosure costs, or its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2012, the real estate owned balance was $5.5 million (24 properties), primarily single-family residences located in Southern California, compared to $8.3 million (54 properties) at June 30, 2011.  In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

Asset Classification.  The OCC has adopted various regulations regarding the problem assets of savings institutions.  The regulations require that each institution review and classify its assets on a regular basis.  In addition, in connection with examinations of institutions, OCC examiners have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the institution establishes an individually evaluated allowance and may subsequently charge-off for the full amount or for the portion of the asset classified as loss.  A portion of allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital.  Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are closely monitored by the Bank.

The aggregate amounts of the Bank’s classified assets, including loans classified by the Bank as special mention, were as follows at the dates indicated:

	At June 30,
	2012	2011
(Dollars In Thousands)

Special mention loans	$ 4,906	$ 12,844
Substandard loans	48,071	45,413
Total classified loans	52,977	58,257

Real estate owned, net	5,489	8,329
Total classified assets	$ 58,466	$ 66,586

Total classified assets as a percentage of total assets	4.64%	5.07%

Classified assets decreased at June 30, 2012 from the June 30, 2011 level primarily due to loan classification upgrades, particularly those restructured loans with satisfactory contractual payments for at least six consecutive months; disposition of real estate owned properties and a general improvement in the real estate market, resulting in fewer delinquent loans.  The classified assets are primarily located in Southern California.

As set forth below, loans classified as substandard and special mention as of June 30, 2012 were comprised of 125 loans totaling $53.0 million.

	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	97	$ 2,118	$ 29,594	$ 31,712
Multi-family	8	2,755	7,668	10,423
Commercial real estate	12	-	10,114	10,114
Other	1	-	522	522
Commercial business loans	7	33	173	206
Total	125	$ 4,906	$ 48,071	$ 52,977

Not all of the Bank’s classified assets are delinquent or non-performing.  In determining whether the Bank’s assets expose the Bank to sufficient risk to warrant classification, the Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan.  After consideration of these factors, the Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention.  In addition, the Bank’s loans held for investment may include single-family, commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral which are not classified because they are performing and have borrowers who have sufficient resources to support the repayment of the loan.

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

The Bank has established a methodology for the determination of the provision for loan losses.  The methodology is set forth in a formal policy and takes into consideration the need for a collectively evaluated allowance for groups of homogeneous loans and an individually evaluated allowance that are tied to individual problem loans.  The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements.

The allowance is calculated by applying loss factors to the loans held for investment. The loss factors are applied according to loan program type and loan classification.  The loss factors for each program type and loan classification are established based on an evaluation of the historical loss experience, prevailing market conditions, concentration in loan types and other relevant factors consistent with ASC 450, “Contingency”.  Homogeneous loans, such as residential mortgage, home equity and consumer installment loans are considered on a pooled loan basis.  A factor is assigned to each pool based upon expected charge-offs for one year.   The factors for larger, less homogeneous loans, such as construction, multi-family and commercial real estate loans, are based upon loss experience tracked over business cycles considered appropriate for the loan type.

Collectively evaluated or individually evaluated allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in ASC 310.  Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level.  Management presents the minutes summarizing the actions of the IAR Committee to the Bank’s Board of Directors on a quarterly basis.

In compliance with the OCC’s regulatory reporting requirements which do not recognize specific valuation allowances, the Bank modified its charge-off policy on non-performing loans during the quarter ended March 31, 2012 and, subsequent to the OCC’s review, the Bank further modified its charge-off policy in the quarter ended June 30, 2012.  Historically, the Bank established a specific valuation allowance for non-performing loans at under ASC

310 based upon the estimated fair value of the underlying collateral, less disposition costs, in comparison to the loan balance or used a discounted cash flow method for non-performing restructured loans.  The specific valuation allowance was not charged-off until the foreclosure process was complete.  Under the modified policy, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loans becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  Both methods are acceptable under accounting principles generally accepted in the United States of America (“GAAP”).  The modification to the charge-off policy resulted in $3.01 million of additional charge-offs in the fourth quarter of fiscal 2012 and a total of $4.00 million of additional charge-offs for fiscal 2012, but had no impact to the allowance for loans losses or the provision for loan losses because these charge-offs were timely identified in previous periods as specific valuation allowances and were included in the Bank’s loss experience as part of the evaluation of the allowance for loan losses in those prior periods.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  The change in method did not have a material impact to the allowance for loan losses.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method.

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses.  To the extent that any of these conditions are apparent by identifiable problem loans or portfolio segments as of the evaluation date, the IAR Committee’s estimate of the effect of such conditions may be reflected as an individually evaluated allowance applicable to such loans or portfolio segments.  Where any of these conditions is not apparent by specifically identifiable problem loans or portfolio segments as of the evaluation date, the IAR Committee’s evaluation of the probable loss related to such condition is reflected in the general allowance.  The intent of the IAR Committee is to reduce the differences between estimated and actual losses.  Pooled loan factors are adjusted to reflect current estimates of charge-offs for the subsequent 12 months.  Loss activity is reviewed for non-pooled loans and the loss factors adjusted, if necessary.   By assessing the probable estimated losses inherent in the loans held for investment on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2012, the Bank had an allowance for loan losses of $21.5 million, or 2.63% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2011 of $30.5 million, or 3.34% of gross loans held for investment.  A $5.8 million provision for loan losses was recorded in fiscal 2012, compared to $5.5 million in fiscal 2011.  Although management believes the best information available is used to make such provisions, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

The Bank’s first trust deed, single-family mortgage loans held for investment contain certain non-traditional underwriting characteristics (e.g. interest only, stated income, negative amortization, FICO less than or equal to 660, and/or over 30-year amortization schedule) as described in Item 1 – Business – Single-Family Mortgage Loans in the table on this Form 10-K.  These loans may have a greater risk of default in comparison to single-family mortgage loans that have been underwritten with more stringent requirements.  As a result, the Bank may experience higher future levels of non-performing single-family loans that may require additional allowances for loan losses and may adversely affect the Bank’s financial condition and results of operations. As of June 30, 2012, the allowance for loan losses for non-performing interest-only loans, non-performing stated income loans and non-performing negative amortization loans was $2.2 million, $2.9 million and $0, respectively, as compared with $5.8 million, $7.6 million and $461,000, respectively as of June 30, 2011 (please note that each loan type may be described in more than one category under the concept generally known as “layered-risk”).

While the Bank believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not recommend that the Bank significantly increase its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.  Where individually evaluated allowances have been established, any differences between the individually evaluated allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
	2012	2011	2010	2009	2008
(Dollars In Thousands)

Allowance at beginning of period	$ 30,482	$ 43,501	$ 45,445	$ 19,898	$ 14,845
Provision for loan losses	5,777	5,465	21,843	48,672	13,108
Recoveries:
Mortgage Loans:
Single-family	347	1	442	160	188
Commercial real estate	-	-	192	-	-
Construction	28	-	69	115	32
Commercial business loans	-	25	14	-	-
Consumer loans	-	1	-	1	3
Total recoveries	375	27	717	276	223

Charge-offs:
Mortgage loans:
Single-family	(13,869)	(17,996)	(20,937)	(22,999)	(6,028)
Multi-family	(541)	(205)	(597)	-	(335)
Commercial real estate	(49)	-	(455)	(104)	-
Construction	-	(298)	(1,597)	(73)	(1,911)
Other	(400)	-	-	(216)	-
Commercial business loans	(261)	-	(907)	-	-
Consumer loans	(31)	(12)	(11)	(9)	(4)
Total charge-offs	(15,151)	(18,511)	(24,504)	(23,401)	(8,278)

Net charge-offs	(14,776)	(18,484)	(23,787)	(23,125)	(8,055)
Allowance at end of period	$ 21,483	$ 30,482	$ 43,501	$ 45,445	$ 19,898

Allowance for loan losses as a percentage of
gross loans held for investment	2.63%	3.34%	4.14%	3.75%	1.43%

Net charge-offs as a percentage of average
loans receivable, net, during the period	1.38%	1.67%	1.96%	1.72%	0.58%

Allowance for loan losses as a percentage of
gross non-performing loans at the end of the period	52.45%	59.49%	56.78%	46.77%	67.01%

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

	At June 30,
	2012		2011		2010		2009		2008
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)
Mortgage loans:
Single-family	$ 15,933	53.79%	$ 24,215	54.34%	$ 35,708	55.73%	$ 37,057	57.52%	$ 8,779	58.16%
Multi-family	3,551	34.07	3,391	33.52	4,957	32.83	3,789	30.87	5,100	28.75
Commercial real estate	1,810	11.67	2,027	11.39	2,064	10.54	2,106	10.17	3,627	9.79
Construction	-	-	-	-	50	0.04	1,570	0.37	1,926	2.37
Other	7	0.09	325	0.17	89	0.15	94	0.21	107	0.27
Commercial business loans	169	0.32	508	0.50	613	0.63	810	0.76	343	0.62
Consumer loans	13	0.06	16	0.08	20	0.08	19	0.10	16	0.04
Total allowance for loan losses	$ 21,483	100.00%	$ 30,482	100.00%	$ 43,501	100.00%	$ 45,445	100.00%	$ 19,898	100.00%

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

The investment policy of the Bank, established by the Board of Directors and implemented by the Bank’s Asset-Liability Committee, seeks to provide and maintain adequate liquidity, complement the Bank’s lending activities, and generate a favorable return on investment without incurring undue interest rate risk or credit risk.  Investments are made based on certain considerations, such as yield, credit quality, maturity, liquidity and marketability. The Bank also considers the effect that the proposed investment would have on the Bank’s risk-based capital requirements and interest rate risk sensitivity.

At June 30, 2012, the Bank’s investment securities portfolio was $22.9 million, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as available for sale.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	At June 30,
		2012			2011			2010
		Estimated			Estimated			Estimated
	Amortized	Fair		Amortized	Fair		Amortized	Fair
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Available for sale securities:
U.S. government sponsored enterprise debt securities	$-	$-	-%	$-	$-	-%	$3,250	$3,317	9.48%
U.S. government agency MBS (1)	11,854	12,314	53.78	13,935	14,409	55.01	17,291	17,715	50.61
U.S. government sponsored enterprise MBS (1)	8,850	9,342	40.80	9,960	10,417	39.77	11,957	12,456	35.58
Private issue CMO (2)	1,243	1,242	5.42	1,396	1,367	5.22	1,599	1,515	4.33
Total investment securities -
available for sale	$21,947	$22,898	100.00%	$25,291	$26,193	100.00%	$34,097	$35,003	100.00%
(1)	Mortgage-backed securities (“MBS”)
(2)	Collateralized mortgage obligations (“CMO”)

As of June 30, 2012, the Bank held investments in a continuous unrealized loss position totaling $5,000, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Private issue CMO	$ -	$ -	$ 183	$ 5	$ 183	$ 5
Total	$ -	$ -	$ 183	$ 5	$ 183	$ 5

As of June 30, 2012, the unrealized holding losses relate to one adjustable-rate private issue CMO with an unrealized loss position for more than 12 months, primarily the result of perceived credit and liquidity concerns.  Based on the nature of the investments (e.g. AA rating, 2003 issuance, weighted average LTV of 52% at the time of origination, weighted average FICO score of 740 at the time of origination, over collateralization, and senior tranche position) and the Bank’s ability and intent to hold the investments until maturity, management concluded that such unrealized losses were not other than temporary as of June 30, 2012.

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2012:

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:
U.S. government agency MBS	$ -	- %	$ -	- %	$ -	- %	$ 12,314	1.96%	$ 12,314	1.96%
U.S. government sponsored enterprise MBS	-	- %	-	- %	-	- %	9,342	2.43%	9,342	2.43%
Private issue CMO	-	- %	-	- %	-	- %	1,242	2.40%	1,242	2.40%
Total investment securities available for sale	$ -	- %	$ -	- %	$ -	- %	$ 22,898	2.17%	$ 22,898	2.17%

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

The Bank generally offers time deposits for terms not exceeding five years.  As illustrated in the following table, time deposits represented 46% of the Bank’s deposit portfolio at June 30, 2012, compared to 50% at June 30, 2011. As of June 30, 2012, total brokered deposits were $7.1 million with a weighted average interest rate of 3.41% and remaining maturities between one and seven years.  At June 30, 2011, total brokered deposits were $12.2 million with a weighted average interest rate of 3.11% and remaining maturities between one and eight years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on this Form 10-K).

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2012.

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
- %	N/A	Checking accounts – non interest-bearing	$ -	$ 55,688	5.79%
0.17%	N/A	Checking accounts – interest-bearing	$ -	204,524	21.27
0.29%	N/A	Savings accounts	$ 10	226,051	23.51
0.42%	N/A	Money market accounts	$ -	29,382	3.06

		Time deposits:
0.10%	30 days or less	Fixed-term, fixed rate	$ 1,000	23	-
0.22%	31 to 90 days	Fixed-term, fixed rate	$ 1,000	7,408	0.77
0.23%	91 to 180 days	Fixed-term, fixed rate	$ 1,000	16,981	1.77
0.34%	181 to 365 days	Fixed-term, fixed rate	$ 1,000	71,192	7.41
1.11%	Over 1 to 2 years	Fixed-term, fixed rate	$ 1,000	238,360	24.79
1.60%	Over 2 to 3 years	Fixed-term, fixed rate	$ 1,000	15,951	1.66
3.13%	Over 3 to 5 years	Fixed-term, fixed rate	$ 1,000	92,761	9.65
3.70%	Over 5 to 10 years	Fixed-term, fixed rate	$ 1,000	3,090	0.32
0.76%				$ 961,411	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2012.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 25,518
Over three to six months	35,909
Over six to twelve months	41,683
Over twelve months	111,123
Total	$ 214,233

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2012			2011
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
(Dollars In Thousands)

Checking accounts – non interest-bearing	$ 55,688	5.79%	$ 10,251	$ 45,437	4.80%	$ (6,793)
Checking accounts – interest-bearing	204,524	21.27	19,295	185,229	19.59	8,565
Savings accounts	226,051	23.51	17,252	208,799	22.08	4,397
Money market accounts	29,382	3.06	(3,456)	32,838	3.47	8,107
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	223,696	23.27	(60,818)	284,514	30.08	(23,820)
Over one to two years	162,168	16.87	57,134	105,034	11.11	27,967
Over two to five years	58,284	6.06	(24,012)	82,296	8.70	(3,916)
Over five years	1,618	0.17	(2)	1,620	0.17	(1,474)
Fixed-term, variable rate	-	-	-	-	-	(199)
Total	$ 961,411	100.00%	$ 15,644	$ 945,767	100.00%	$ 12,834

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.

		At June 30,
	2012	2011	2010
(In Thousands)

Below 1.00%	$ 165,903	$ 118,869	$ 107,530
1.00 to 1.99%	189,175	245,404	195,946
2.00 to 2.99%	33,112	47,070	99,496
3.00 to 3.99%	44,014	47,001	55,252
4.00 to 4.99%	13,562	15,120	16,612
5.00 to 5.99%	-	-	70
Total	$ 445,766	$ 473,464	$ 474,906

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2012 differentiated by interest rates and maturity.

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
	or Less	Two Years	Three Years	Four Years	Years	Total
(In Thousands)

Below 1.00%	$ 117,870	$ 44,281	$ 3,465	$ 236	$ 51	$ 165,903
1.00 to 1.99%	95,181	83,746	2,341	981	6,926	189,175
2.00 to 2.99%	3,614	1,479	16,535	9,361	2,123	33,112
3.00 to 3.99%	5,052	21,079	14,817	1,499	1,567	44,014
4.00 to 4.99%	1,979	11,583	-	-	-	13,562
Total	$ 223,696	$ 162,168	$ 37,158	$ 12,077	$ 10,667	$ 445,766

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated.

	At or For the Year Ended June 30,
	2012	2011	2010
(In Thousands)

Beginning balance	$ 945,767	$ 932,933	$ 989,245

Net deposit (withdrawals) before interest credited	7,229	2,574	(71,812)
Interest credited	8,415	10,260	15,500
Net increase (decrease) in deposits	15,644	12,834	(56,312)

Ending balance	$ 961,411	$ 945,767	$ 932,933

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2012 and 2011, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $819.4 million at June 30, 2012 as compared to $923.1 million at June 30, 2011.  In addition, the Bank pledged investment securities totaling $1.1 million at June 30, 2012 as compared to $985,000 at June 30, 2011 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2012 and 2011, the Bank had $126.5 million and $206.6 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 3.53% and 3.77%, respectively.  At June 30, 2012, the outstanding borrowings mature between 2013 and 2021 with a weighted average maturity of 39 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2012 and 2011 was $10.0 million and $13.0 million, respectively; and the outstanding MPF credit enhancement was $3.0 million and $3.1 million, respectively (see the MPF credit enhancement discussion on this Form 10-K). As of June 30, 2012 and 2011, the remaining financing availability was $310.9 million and $245.9 million, respectively, with remaining available collateral of $409.0 million and $372.9 million, respectively.

In addition, as of June 30, 2012 and 2011, the Bank had secured a discount window facility of $20.2 million and $23.1 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $21.2 million and $24.3 million, respectively.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the year indicated:

At or For the Year Ended June 30,
	2012	2011	2010
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB – San Francisco advances	$ 126,546	$ 206,598	$ 309,647
Correspondent bank advances	$ -	$ -	$ -

Weighted average rate at the end of period:
FHLB – San Francisco advances	3.53%	3.77%	4.13%
Correspondent bank advances	- %	- %	- %

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 216,577	$ 309,643	$ 456,688
Correspondent bank advances	$ -	$ -	$ -

Average short-term borrowings during the period
with respect to (1):
FHLB – San Francisco advances	$ 57,500	$ 110,833	$ 103,833
Correspondent bank advances	$ -	$ -	$ -

Weighted average short-term borrowing rate during the period with respect to (1):
FHLB – San Francisco advances	3.54%	4.32%	4.23%
Correspondent bank advances	- %	- %	- %

(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $9.4 million and an excess investment of $12.9 million at June 30, 2012, as compared to the required investment of $14.0 million and an excess investment of $13.0 million at June 30, 2011.  During fiscal 2012 and 2011, the Bank received a partial redemption of the excess FHLB – San Francisco stock of $4.7 million and $4.8 million, respectively.  Also in fiscal 2012, 2011 and 2011, the Bank received cash dividends on the FHLB – San Francisco stock of $99,000, $110,000 and $112,000, respectively.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2012.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2012 and 2011, the Bank’s investment in its subsidiaries was $105,000 and $114,000, respectively.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the Corporation’s and the Bank’s operations.  In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OCC, FDIC and Federal Reserve Board.  Any such legislation or regulatory changes could adversely affect the Corporation and the Bank and no prediction can be made as to whether any such changes may occur.

Recently Enacted Regulatory Reform.  On July 21 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements new restrictions and an expanded framework of regulatory oversight related to the Bank’s operations, including provisions to:

•
Transfer the responsibilities and authority of the OTS to supervise and examine federal thrifts, including the Bank, to the OCC, and transfer the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Corporation, to the Federal Reserve Board, effective July 21, 2011.

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to savings and loan holding companies.
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

•
Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, effective July 21, 2011.

•
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, the Bank and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase the Bank’s interest expense, depending on our competitor’s responses.  Provisions in the legislation that require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek additional sources of capital in the future.

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

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.  Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OCC.  The Corporation is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  See “Savings and Loan Holding Company Regulations” on this Form 10-K.

Federal Regulation of Savings Institutions

Office of Comptroller of the Currency.  The OCC has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The OCC also has extensive enforcement authority over all savings institutions, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue a cease-and-desist order and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

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

All savings institutions must pay assessments to the OCC (or the OTS prior to July 21, 2011), to fund the agency’s operations.  The general assessments, which were paid on a semi-annual basis, were determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s annual assessment for the fiscal years ended June 30, 2012, 2011 and 2010 were $283,000, $490,000 and $499,000 respectively.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  The Bank’s limit on loans to one borrower or group of related borrowers was $24.5 million and $23.1 million, at June 30, 2012 and 2011, respectively.  At June 30, 2012, the Bank’s largest lending relationship to a single borrower or group of borrowers totaled $6.9 million, consisting of multi-family and commercial real estate loans, all of which are performing according to their original terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2012 and 2011, the Bank had $126.5 million and $206.6 million of outstanding advances, respectively, from the FHLB – San Francisco under an available credit facility of $450.4 million and $468.6 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings” on this Form 10-K.

As a member, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2012 and 2011, the Bank held the required stock investment of $9.4 million and $14.0 million, respectively, and an excess stock investment of $12.9 million and $13.0 million, respectively.  In fiscal 2012 and 2011, the FHLB – San Francisco redeemed $4.7 million and $4.8 million of excess capital stock, respectively, consistent with its stated desire to strengthen its capital ratios.  In fiscal 2012, 2011 and 2010, the FHLB – San Francisco distributed $99,000, $110,000 and $112,000 of cash dividends, respectively.  There is no guarantee that the FHLB – San Francisco will maintain its cash dividend and partial redemption of excess stock held by its members.

Under federal law, the FHLB is required to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions also could have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank’s capital.

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Bank paid the prepaid assessment of $10.4 million; and as of June 30, 2012, the outstanding prepaid assessment was $5.2 million.  The Bank’s annual FDIC assessment for the fiscal years ended June 30, 2012, 2011 and 2010 was $1.0 million, $2.1 million and $2.5 million, respectively.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to nine basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion for the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  This payment is established quarterly and during the fiscal year ending March 31, 2012 averaged 0.75 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the OTS’ predecessor, the Federal Home Loan Bank Board, solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.

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

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a tier 1 leverage capital measure, a risk-based capital measure, and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of tier 1 capital to adjusted total assets (tier 1 leverage capital ratio) is 5% or more, its ratio of tier 1 capital to risk-weighted assets is 6% or more and its ratio of total capital to risk-weighted assets is 10% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a leverage capital ratio of not less than 4%, a Tier 1 risk-based capital ratio of not less than 4% and a total risk-based capital ratio of not less than 8%.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

At June 30, 2012, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the OCC.  The OCC defines “well capitalized” to mean that an institution has a tier 1 leverage capital ratio of at least 5.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, a ratio of total capital to risk-weighted assets of at least 10.0%, and is not subject to a written agreement, order or directive requiring it to maintain any specific capital measure.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  As of June 30, 2012 and 2011, the Bank maintained 100.84% and 99.27%, respectively, of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements.  OCC’s capital regulations require federal savings institutions to meet two minimum capital standards: a 4% Tier 1 leverage capital ratio and an 8% total risk-based capital ratio. In addition, the prompt corrective action standards discussed above also establish, in effect, a minimum ratio of 4% Tier 1 leverage capital (3% for institutions receiving the highest rating on the CAMELS system), 4% Tier 1 risk-based capital and 8% total risk-based capital.  The OCC regulations also require that, in meeting Tier 1 leverage and total risk-based capital ratios, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The total risk-based capital standard requires federal savings institutions to maintain Tier 1 and total capital (which is defined as Tier 1 leverage capital and supplementary capital) to total risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. Tier 1 leverage capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  At June 30, 2012, the Bank met each of these capital requirements.  For additional information, including the capital levels of the Bank, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

New Proposed Capital Rules.  In June 2012, the Federal Reserve, the OCC and the FDIC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules are subject to a public comment period prior to adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:
•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
•
For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to a risk weight between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.
•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
•	Providing for a 100% risk weight for claims on securities firms.
•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

We cannot predict when new capital regulations will be adopted in final form.

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  Savings institutions proposing to make any capital distribution need not submit written notice to the OCC prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  A savings association of a savings and loan holding company must also file a prior written notice of a dividend with the Federal Reserve Board.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OCC approval prior to making such distribution.  The OCC may object to the distribution during that 30-day period based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test.

Dividends from the Corporation may depend, in part, upon its receipt of dividends from the Bank. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

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

Transactions with Affiliates and Insiders. The Bank’s authority to engage in transactions with “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries are affiliates of the

Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital.  Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  The OCC may use an unsatisfactory rating as the basis for the denial of an application.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.  The Bank received a rating of satisfactory when it was last examined for Community Reinvestment Act compliance.

Regulatory and Criminal Enforcement Provisions.  The OCC has primary enforcement responsibility over federally chartered savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease-and-desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the OCC that an enforcement action be taken with respect to a particular savings institution.  If the OCC does not take action, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

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

Savings and Loan Holding Company Regulations

General.  The Corporation is a unitary savings and loan holding company subject to the regulatory oversight of the Federal Reserve Board.  Accordingly, the Corporation is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board.  In addition, the Federal Reserve Board has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.  Under the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve Board policies may restrict the Corporation’s ability to pay dividends.

The proposed new capital regulations provide that the Corporation as a savings and loan holding company will be subject to the same leverage and risk-based capital requirements as will apply to FDIC-insured institutions and their holding companies when the new capital regulations are adopted in final form. For a description of the proposed new capital regulations, see “Federal Regulation of Savings Institutions - New Proposed Capital Rules” on this Form 10-K.

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

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to the restrictions applicable to bank holding companies.  See “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” on this Form 10-K.

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

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals.  The stated goals of the Sarbanes-

Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including the Corporation.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2012, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See “Limitation on Capital Distributions” on this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2012, the Bank declared and paid $8.0 million of cash dividends to the Corporation while the Corporation declared and paid $1.6 million of cash dividends to shareholders.

Corporate Alternative Minimum Tax.  The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. In addition, only 90% of AMTI can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which the Corporation’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Non-Qualified Compensation Tax Benefits.  During fiscal 2012, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors.  There were no options to purchase shares of the Corporation’s common stock exercised as non-qualified stock options during fiscal 2012.  As a result, there were no federal tax benefits from non-qualified compensation realized in fiscal 2012.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  Tax years subsequent to 2009 remain subject to federal examination, while the California state tax returns for years subsequent to 2008 are subject to examination by state taxing authorities.

In the quarter ended June 30, 2012, the Corporation recorded an $825,000 tax liability as a result of a prior period adjustment for fiscal 2009 and an $825,000 charge against retained earnings in stockholders’ equity, pursuant to ASC 740-10: “Income Taxes.”  The liability was established as a result of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability. The understatement was the result of the early recognition of taxable income in closed tax years that should have been recognized in open tax years.  The liability has been established against the deferred tax asset created (or understated deferred tax liability) by the early recognition of taxable income, since the early recognition could be argued by the Internal Revenue Service to not relieve the Corporation of once again recognizing that same taxable income in the appropriate subsequent open tax years. The prior period adjustment was presented as a reduction in other assets and retained earnings.  The Corporation is pursuing several remedies including filing a request for accounting method change with federal tax authorities to effectively recover the overpayment of taxes or eliminate any potential duplicate recognition.  In August 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change.  As a result, the Corporation will reverse the $825,000 tax liability in the quarter ending September 30, 2012, the same quarter in which the tax authorities granted the Corporation’s request.

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2012 and 2011, the Corporation’s net state tax rate was 6.9% and 7.0%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  The Corporation received a notice from the California Franchise Tax Board in June 2012 that they will be conducting an audit for fiscal years 2010 and 2009.  There were no state tax benefits from non-qualified compensation realized in fiscal 2012, as previously described under the Federal Taxation section.

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  In fiscal 2012, 2011 and 2010, the Corporation paid the annual franchise tax of $180,000, $180,000 and $135,000, respectively.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	64	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Richard L. Gale	61	-	Senior Vice President
			Provident Bank Mortgage

Kathryn R. Gonzales	54	-	Senior Vice President
			Retail Banking

Donavon P. Ternes	52	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	53	-	Senior Vice President
			Chief Lending Officer

(1)	As of June 30, 2012.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank.  There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974, has held his positions at the Bank since 1991 and Chairman and Chief Executive Officer of the Corporation since its formation in 1996.  Mr. Blunden also serves on the Board of Directors of the FHLB – San Francisco, the American Bankers Association, the California Bankers Association, the City of Riverside Council of Economic Development Advisors, the Monday Morning Group, and is past Chairman of the Board of the Greater Riverside Chamber of Commerce.

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

As of June 30, 2012, approximately 85% of our real estate loans were secured by collateral and made to borrowers located in Southern California.  Adverse economic conditions in Southern California has and may continue to reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.  General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.  Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

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

At June 30, 2012, $439.0 million, or 53.8% of our total loan portfolio, was secured by single-family residential real property.  This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  The decline in residential real estate values as a result of the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans.  Continued declines in both the volume of real estate sales and the sales prices, coupled with the economic weakness and the associated increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in our deposits.  These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.  These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

During the fiscal years ended June 30, 2012 and 2011, we originated $2.52 billion and $2.15 billion, respectively, in single-family residential loans.  We historically sell the vast majority of the single-family residential loans we originate and retain the remaining loans in our single-family loan portfolio held for investment.  As a result of our current focus on managing our problem assets, loans originated for investment were limited to $2.5 million and $2.1 million of single-family loans during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.  In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan.  Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC).  Including these low FICO score loans, as of June 30, 2012, borrowers of our single-family residential loans held for investment had a weighted average FICO score of 733 at the time of origination.

As of June 30, 2012, these non-traditional loans totaled $334.7 million, comprising 77.2% of total single-family residential loans held for investment and 41.0% of total loans held for investment.  At that date, interest-only loans totaled $209.1 million, stated income loans totaled $226.2 million, negative amortization loans totaled $6.5 million, more than 30-year amortization loans totaled $16.9 million, and low FICO score loans totaled $13.4 million (the outstanding balances described may overlap more than one category).  In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status.  Of the $209.1 million of interest-only loans, $168.7 million begin to fully amortize within five years and $40.4 million begin to fully amortize after five years.  Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion.  Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-amortizing status. At June 30, 2012, $17.8 million of our interest-only single-family residential loans were non-performing and $339,000 were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan.  The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment.  At June 30, 2012, $20.2 million of our stated income single-family residential loans were non-performing and $614,000 were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations.  At June 30,

2012, $547,000 of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments from the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation.  As of June 30, 2012, the Bank had $6.5 million of single-family loans which permitted negative amortization as compared to $7.6 million of single-family loans at June 30, 2011.

Non-conforming single-family residential loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized loss. We have experienced such increased delinquencies, defaults and foreclosures, and cannot assure you that our single-family loans will not be further adversely affected in the event of a further downturn in regional or national economic conditions. Consequently, we could sustain loan losses greater than we currently estimate and potentially need to record a higher provision for loan losses.  Furthermore, non-conforming loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the amortized value of the loan.  As of June 30, 2012, 7.6% of such loans, totaling $25.6 million, were in non-performing status, compared to 7.6% of such loans, totaling $28.3 million, in non-performing status as of June 30, 2011.

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

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties.  At June 30, 2012, we had $373.4 million or 45.7% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.  In addition, as of June 30, 2012, the Bank had $33.7 million in negative amortization multi-family and commercial real estate mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $42.8 million at June 30, 2011.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as a collateral for the loan does not increase proportionally.

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

For the fiscal years ended June 30, 2012 and 2011 we recorded a provision for loan losses of $5.8 million and $5.5 million, respectively.  We also recorded net loan charge-offs of $14.8 million and $18.5 million for the fiscal years ended June 30, 2012 and 2011, respectively.  Adverse conditions in the general economy and our markets have been a significant contributing factor to increased levels of loan delinquencies and non-performing assets during the past two fiscal years. General economic conditions, decreased home prices, slower sales and excess inventory in the housing market have caused delinquencies and foreclosures of our single-family residential loans to remain high during the past two fiscal years.  Single-family residential loans and properties represented 85.0% of our non-performing assets at June 30, 2012.  At June 30, 2012, our total non-performing assets had decreased to $40.0 million compared to $45.5 million at June 30, 2011 and $73.5 million at June 30, 2010. Our allowance for loan losses was 2.63% of gross loans held for investment and 52.45% of non-performing loans at June 30, 2012.

Further, our single-family residential loan portfolio, which comprised 53.8% of our total loan portfolio at June 30, 2012, is concentrated in non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans.  See “Our emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above.

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

We reported net income of $10.8 million, $13.2 million and $1.1 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.  The meager net income in fiscal 2010 primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses.  Although net income has improved in fiscal 2012 and 2011 and our non-performing assets have declined, we continue to monitor the levels of non-performing assets and provision for loan losses, as significant increases in our non-performing assets and provision for loan losses could cause us to incur net losses in future quarterly or annual periods.  In addition, several factors affecting our business can cause significant variations in our quarterly and annual results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter.  A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans.  If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

▪	cash flow of the borrower and/or the project being financed;
▪	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
▪	the duration of the loan;
▪	the character and credit worthiness of a particular borrower; and
▪	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

▪	our collectively evaluated allowance, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and
▪	our individually evaluated allowance, based on our evaluation of non-performing loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2012, June 30, 2011 and June 30, 2010, our non-performing assets (which consist of non-accruing loans and real estate owned (“REO”) were $40.0 million, $45.5 million and $73.5 million, respectively, or 3.2%, 3.5% and 5.3% of total assets, respectively.  Our non-performing assets adversely affect our net income in various ways:
•	we record interest income only on a cash basis for non-accrual loans and any non-performing investment securities; and do not record interest income for REO;
•	we must provide for probable loan losses through a current period charge to the provision for loan losses;
•
non-interest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment (“OTTI”) on non-performing investment securities;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and
•	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.  We also had $9.4 million in performing restructured loans at June 30, 2012.

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

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

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

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser.  Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.  During fiscal 2012, 2011 and 2010, the Bank repurchased $1.6 million, $0 and $368,000 of single-family loans, respectively.  However, many additional repurchase requests were settled, an aggregate of $439,000, $2.0 million and $3.4 million in fiscal 2012, 2011 and 2010, respectively, that did not result in the repurchase of the loan itself.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term time deposits and other deposits yielding no or a relatively low rate of interest.  At June 30, 2012, we had $223.7 million in time deposits that mature within one year and $460.0 million in interest-bearing checking, savings and money market accounts.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial majority of our single family residential mortgage loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.  Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

We operate in a highly competitive industry and market areas.

We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, we have been competitive by focusing on our business lines in our market areas and emphasizing the high level of service and responsiveness desired by our customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies.  Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

Our ability to compete successfully depends on a number of factors including the following:
•	the ability to develop, maintain and build upon long-term customer relationships based on top-quality service, high ethical standards and safe, sound assets;
•	the ability to expand our market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

The Bank is currently subject to extensive examination, supervision and comprehensive regulation by the OCC and as a savings and loan holding company the Corporation is subject to examination, supervision and regulation by the Federal Reserve Board.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

In June 2012, the Federal Reserve and the OCC approved proposed rules that substantially amend the regulatory risk-based capital rules applicable to both the Bank and Corporation. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The proposed rules include new higher minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would limit the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv)  a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios.

While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at minimum they will increase our operating and compliance costs and could increase our interest expense.  The application of more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

The financial services industry is extensively regulated.  Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. These regulations may sometimes impose significant limitations on operations.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us.  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

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

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced an increase in losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems.  Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems.  The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

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

Our assets as of June 30, 2012 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2012, the net deferred tax asset was approximately $8.6 million, a decrease from a balance of approximately $9.9 million at June 30, 2011. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which has been significantly larger than net loan charge-offs deducted for tax reporting proposes.

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

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2012 is fully realizable based on our expected future earnings; however, we will not know the impact of the recent ownership change until we complete our fiscal 2012 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2012, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $6.6 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 15 retail banking offices, 14 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley (2), Hemet, Sun City, Rancho Mirage, Corona, Temecula, La Quinta and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns seven of the retail banking offices and has eight leased retail banking offices.  The leases expire from 2013 to 2020.  The Bank also leases 15 stand-alone loan production offices, which are located in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton (2), Rancho Cucamonga (3), Riverside (4), Roseville and San Rafael, California.  The leases expire from 2012 to 2015.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years by quarter.  As of June 30, 2012, there were approximately 336 stockholders of record.

	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2012 Quarters:
High	$ 8.75	$ 9.47	$ 11.00	$ 11.81
Low	$ 7.92	$ 8.38	$ 9.21	$ 10.28

2011 Quarters:
High	$ 6.47	$ 7.47	$ 8.70	$ 8.47
Low	$ 4.57	$ 5.71	$ 6.90	$ 6.90

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends paid for the quarters ended September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012 were $0.03 per share for the first two quarters and $0.04 per share for the last two quarters.  By comparison, quarterly dividends paid for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 were $0.01 per share for each of the quarters.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file a notice and receive the non-objection of the OCC prior to paying any dividends or making any capital distributions to the Corporation.  See “Item 1. Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” on this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2012, the Corporation repurchased 670,348 shares under the July 2011 and April 2012 stock repurchase programs with an average cost of $9.83 per share.  The July 2011 program was completed in May 2012.  During fiscal 2012, the Corporation also repurchased 12,779 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average cost of $8.26 per share.  As of June 30, 2012, a total of 99,416 shares have been purchased (at an average cost of $11.04 per share), or 18% of the shares authorized in the April 2012 stock repurchase program, leaving 448,356 shares available for future purchases.  The Corporation did not repurchase any shares of its common stock in fiscal 2011.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2012 – April 30, 2012	49,800	$ 10.89	49,800	8,729
May 1, 2012 – May 31, 2012	106,931	$ 11.03	106,931	449,570
June 1, 2012 – June 30, 2012	1,214	$ 10.94	1,214	448,356
Total	157,945	$ 10.98	157,945	448,356

(1)
The July 2011 stock repurchase program which authorized 570,932 shares was completed in May 2012.  On April 19, 2012, the Corporation announced a new stock repurchase plan to repurchase up to 547,772 shares, which expires on April 19, 2013.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12
PROV	$100.00	$39.21	$23.65	$20.66	$34.68	$50.68
NASDAQ Stock Index	$100.00	$87.47	$71.60	$83.11	$110.80	$120.72
NASDAQ Bank Index	$100.00	$62.31	$46.35	$53.67	$57.94	$61.02

* Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2007 and that all dividends were reinvested.

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

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep these risks and uncertainties in mind, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the Federal Reserve Board and of our bank subsidiary by the Office of Comptroller of the Currency or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action  or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes, such as the Dodd-Frank Act and its implementing regulations, that adversely affect our business, as well as changes in regulatory policies and principles or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or  the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables.”  The allowance has two components: collectively evaluated allowances and individually evaluated allowances on substandard non-performing loans.  Each of these components is based upon estimates that can change over time.  The allowance is based on historical experience and as a result can differ from actual losses incurred in the future.  Additionally, differences may result from qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The historical data is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at an individually evaluated allowance, including discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb probable losses inherent in loans held for investment.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates, which, can materially affect amounts recognized in the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.

The Corporation assesses loans individually and classifies loans when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions.  The Corporation measures each non-performing loan based on the fair value of its collateral, less selling costs, or discounted cash flow and charges off those loans or portions of loans deemed uncollectible.

In compliance with the OCC’s regulatory reporting requirements which do not recognize specific valuation allowances, the Bank modified its charge-off policy on non-performing loans during the quarter ended March 31, 2012 and, subsequent to the OCC’s review, the Bank further revised its charge-off policy in the quarter ended June 30, 2012.  Historically, the Bank established a specific valuation allowance for non-performing loans under ASC 310 based upon the estimated fair value of the underlying collateral, less disposition costs, in comparison to the loan balance or used a discounted cash flow method for non-performing restructured loans.  The specific valuation allowance was not charged-off until the foreclosure process was complete.  Under the modified policy, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loans becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  Both methods are acceptable under GAAP.  The modification to the charge-off policy resulted in $3.01 million of additional charge-offs in the fourth quarter of fiscal 2012 and a total of $4.00 million of additional charge-offs for fiscal 2012, but had no impact to the allowance for loans losses or the provision for loan losses because these charge-offs were timely identified in previous periods as specific valuation allowances and were included in the Corporation’s loss experience as part of the evaluation of the allowance for loan losses in those prior periods.  The allowance for loan losses for non-performing loans is determined based on ASC 310 as discussed previously.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method.

A troubled debt restructuring (“restructured loan”) is a loan which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:
a)  A reduction in the stated interest rate.
b)  An extension of the maturity at an interest rate below market.
c)  A reduction in the accrued interest.
d)  Extensions, deferrals, renewals and rewrites.

The Bank measures the allowance for loan losses of restructured loans based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based on published guidance with respect to restructured loans from certain banking regulators and to conform to general practices within the banking industry, the Bank determined it was appropriate to maintain certain restructured loans on accrual status because there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

Other restructured loans are classified as “Substandard” and placed on non-performing status.  The loans may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or 12 months for loans that have been modified more than once) and there is a reasonable assurance that the payments will continue; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above; multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of corroborating characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.  As a result of a federal rule which took effect July 6, 2010, the Bank may no longer collect overdraft protection fees unless the consumer consents, or opts in, to the overdraft service; this is expected to reduce significantly the amount the Bank collects on overdraft protection fees.  During the next three years, although not immediately given the uncertain environment, the Bank intends to improve its community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Bank intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Bank, an increase in net interest income.  While the Bank’s long-term strategy is for moderate growth, management recognizes that the current general economic environment has resulted in less opportunity for profitable growth in the short term.  Therefore, management has allocated the Bank’s resources on improving asset quality, strengthening regulatory capital ratios, mitigating liquidity risk and growing the mortgage banking business.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Bank will continue to modify its operations in response to the rapidly changing mortgage banking environment.  Most recently, the Bank has been increasing the number of mortgage banking personnel to capitalize on the increasing loan demand, the result of significantly lower mortgage interest rates.  Changes may also include a different product mix, further tightening of underwriting standards, variations in its operating expenses or a combination of these and other changes.

Provident Financial Corp performs trustee services for the Bank’s real estate secured loan transactions and has in the past held, and may in the future, hold real estate for investment.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through establishing prudent banking practices at the Bank such as interest rate risk, credit risk, operational risk and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Bank’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Bank’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s and Bank’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  For further details on risk factors, see “Forward-Looking Statement” and “Item 1A – Risk Factors” on this Form 10-K.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at June 30, 2012 and the effect such obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
	Less than	1 to less than	3 to	Over
(In Thousands)	1 Year	3 Years	5 Years	5 Years	Total
Operating obligations	$ 1,917	$ 1,699	$ 882	$ 729	$ 5,227
Pension benefits	-	209	419	7,182	7,810
Time deposits	227,735	204,207	21,640	1,737	455,319
FHLB – San Francisco advances	24,166	68,153	2,647	45,093	140,059
FHLB – San Francisco letter of credit	10,000	-	-	-	10,000
FHLB – San Francisco MPF credit enhancement	3,012	-	-	-	3,012
Total	$ 266,830	$ 274,268	$ 25,588	$ 54,741	$ 621,427

The expected obligations for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on their respective contractual terms.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to investors, TBA-MBS trades and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K.  The Bank’s exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2012 and 2011, these commitments were $222.1 million and $107.7 million, respectively.

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

Total assets decreased $52.8 million, or 4%, to $1.26 billion at June 30, 2012 from $1.31 billion at June 30, 2011.  The decrease was primarily a result of a decrease of $84.8 million in loans held for investment, partly offset by an increase of $39.9 million in loans held for sale.  The decline in total assets was consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total cash and cash equivalents increased $2.5 million, or 2%, to $145.1 million at June 30, 2012 from $142.6 million at June 30, 2011.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during the current economic uncertainty and to provide sufficient funds for its mortgage banking operations.

Total investment securities decreased $3.3 million, or 13%, to $22.9 million at June 30, 2012 from $26.2 million at June 30, 2011.  A total of $3.3 million of principal payments were received on mortgage-backed securities.  No investment securities were called by the issuer or purchased during fiscal 2012.  The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the scheduled principal payments of the underlying mortgage loans.  The Bank evaluates individual investment securities quarterly for other-than-temporary (“OTTI”) declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at June 30, 2012; therefore, no impairment losses have been recorded for fiscal 2012.  See details of the OTTI discussion in Note 1 on Investment Securities of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans held for investment decreased $84.8 million, or 10%, to $796.8 million at June 30, 2012 from $881.6 million at June 30, 2011.  This decrease was primarily a result of $131.0 million of loan prepayments and $24.1 million of real estate acquired in the settlement of loans, which was partly offset by $49.5 million of loans originated for investment and $8.2 million of loans purchased for investment.  The decrease in loans held for investment was consistent with the Corporation’s strategy of managing credit and liquidity risk.

The following tables describe the geographic distribution of real estate secured loans held for investment at June 30, 2012 and 2011, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2012
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 133,874	31%	$ 237,715	54%	$ 63,432	14%	$ 4,003	1%	$ 439,024	100%
Multi-family	37,303	13%	188,229	68%	49,012	18%	3,513	1%	278,057	100%
Commercial real estate	46,291	49%	47,175	49%	1,836	2%	-	- %	95,302	100%
Other	755	100%	-	- %	-	- %	-	- %	755	100%
Total	$ 218,223	27%	$ 473,119	58%	$ 114,280	14%	$ 7,516	1%	$ 813,138	100%

(1)  Other than the Inland Empire.

As of June 30, 2011
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 150,803	31%	$ 268,510	54%	$ 70,556	14%	$ 4,323	1%	$ 494,192	100%
Multi-family	31,911	10%	215,618	71%	53,705	18%	3,574	1%	304,808	100%
Commercial real estate	50,485	49%	49,674	48%	1,877	2%	1,601	1%	103,637	100%
Other	1,530	100%	-	- %	-	- %	-	- %	1,530	100%
Total	$ 234,729	26%	$ 533,802	59%	$ 126,138	14%	$ 9,498	1%	$ 904,167	100%

(1)  Other than the Inland Empire.

During fiscal 2012, the Bank originated $2.57 billion in new loans, primarily through PBM, and purchased $8.2 million of loans for investment, primarily multi-family loans, from other financial institutions.  A total of $2.47 billion of loans were sold during fiscal 2012.  PBM loan production was sold primarily on a servicing released basis.  The total loan origination volume was higher than last year, due primarily to relatively low mortgage interest rates, a less competitive mortgage banking environment and more stable, though still weakened, real estate market.

The outstanding balance of loans held for sale increased $39.9 million, or 21%, to $231.6 million at June 30, 2012 from $191.7 million at June 30, 2011.  The increase was due primarily to higher loan origination volume and the timing difference between loan originations and loan sale settlements.  The increase in loan originations was primarily attributable to relatively low mortgage interest rates and less competition.  Actions by the Department of Treasury and Federal Reserve in response to the credit crisis resulted in the ancillary benefit of lower mortgage interest rates, and the slow pace of the economic recovery has led the Federal Reserve to refrain from taking action to cause interest rates to increase.

Total real estate owned was $5.5 million at June 30, 2012, down $2.8 million, or 34%, from $8.3 million at June 30, 2011.  As of June 30, 2012, real estate owned was comprised of 24 properties, primarily single-family residences located in Southern California.  This compares to 54 real estate owned properties at June 30, 2011, primarily single-family residences and single-family undeveloped lots located in Southern California.  The decrease in real estate owned was due primarily to better execution on the sale and disposition of real estate owned properties, which was partly offset by new foreclosures of delinquent loans.  During fiscal 2012, the Bank acquired 68 real estate owned properties in the settlement of loans and sold 98 properties.

FHLB – San Francisco stock decreased $4.7 million, or 17%, to $22.3 million at June 30, 2012 from $27.0 million at June 30, 2011, due to partial stock redemptions in fiscal 2012.  The FHLB – San Francisco has a stated desire to strengthen its capital ratios and has been doing so by redeeming fewer shares from those members, including the

Bank, with excess stock holdings.  As of June 30, 2012, the required FHLB – San Francisco stock holding was $9.4 million resulting in an excess stock holding of $12.9 million.

Total deposits increased $15.6 million, or 2%, to $961.4 million at June 30, 2012 from $945.8 million at June 30, 2011.  The increase was primarily attributable to an increase in transaction accounts, which was partly offset by a decrease in time deposits.  Transaction accounts increased $43.3 million, or 9%, to $515.6 million at June 30, 2012 from $472.3 million at June 30, 2011; while time deposits decreased $27.7 million, or 6%, to $445.8 million at June 30, 2012 from $473.5 million at June 30, 2011.  The total time deposits include brokered deposits of $7.1 million at June 30, 2012, down from $12.2 million at June 30, 2011 due to the maturity of $5.1 million in fiscal 2012.  The increase in transaction accounts was primarily attributable to the Bank’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $80.1 million, or 39%, to $126.5 million at June 30, 2012 from $206.6 million at June 30, 2011.  FHLB – San Francisco advances were primarily used to supplement the funding needs of the Bank.  The decrease was due to scheduled maturities of $90.0 million, partly offset by new long-term advances of $10.0 million, consistent with the Corporation’s fiscal 2012 strategy of managing liquidity risk.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 39 months at June 30, 2012, as compared to the weighted-average maturity of 29 months at June 30, 2011.

Total stockholders’ equity increased $3.9 million, or 3%, to $144.8 million at June 30, 2012, from $140.9 million at June 30, 2011, primarily as a result of net income, partly offset by common stock repurchases and the quarterly cash dividends paid during fiscal 2012.  The Corporation repurchased 683,127 shares of its common stock, or approximately 6% of the outstanding stock, for $6.7 million and paid $1.6 million of cash dividends to the Corporation’s shareholders during fiscal 2012.

Comparison of Operating Results for the Years Ended June 30, 2012 and 2011

General.  The Corporation recorded net income of $10.8 million, or $0.96 per diluted share, for the fiscal year ended June 30, 2012, as compared to a net income of $13.2 million, or $1.16 per diluted share, for the fiscal year ended June 30, 2011.  The $2.4 million decline in net income in fiscal 2012 was primarily attributable to a $10.0 million increase in non-interest expense and $1.0 million decrease in net interest income before provision for loan losses, partly offset by a $6.8 million increase in non-interest income and a $2.1 million decrease in the provision for income taxes.  The increase in both non-interest income and non-interest expense are both attributable to an increase in mortgage banking production.  The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income, before provision for loan losses, and non-interest income, increased to 69% in fiscal 2012 from 61% in fiscal 2011.  Return on average assets in fiscal 2012 decreased to 0.84% from 0.97% in fiscal 2011 and return on average equity in fiscal 2012 decreased to 7.58% from 9.80% in fiscal 2011.

Net Interest Income.  Net interest income before the provision for loan losses decreased $1.0 million, or 3%, to $36.7 million in fiscal 2012 from $37.7 million in fiscal 2011.  This decrease resulted principally from a decrease in average earning assets, partly offset by an increase in the net interest margin.  The average balance of earning assets decreased $59.1 million, or 5%, to $1.24 billion in fiscal 2012 from $1.30 billion in fiscal 2011.  The net interest margin increased five basis points to 2.95% in fiscal 2012 from 2.90% in fiscal 2011.

Interest Income.  Interest income decreased $7.3 million, or 12%, to $51.4 million for fiscal 2012 from $58.7 million for fiscal 2011.  The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets.  The decrease in average earning assets was primarily attributable to the decrease in loans receivable and interest-earning deposits and to a lesser extent, investment securities and FHLB – San Francisco stock.  The average yield on earning assets decreased 36 basis points to 4.14% in fiscal 2012 from 4.50% in fiscal 2011.  The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable and investment securities during fiscal 2012 due to the downward repricing of loans and investment securities to lower current market interest rates.  The decline in the average earning assets was consistent with the Corporation’s strategy of managing credit and liquidity risk.

Loan interest income decreased $6.9 million, or 12%, to $50.5 million in fiscal 2012 from $57.4 million in fiscal 2011.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans receivable, consisting of loans held for investment and loans held for sale, decreased $33.6 million, or 3%, to $1.07 billion during fiscal 2012 from $1.11 billion during fiscal 2011.  The average loan yield during fiscal 2012 decreased 48 basis points to 4.70% from 5.18% during fiscal 2011.  The decrease in the average loan yield was primarily attributable to payoffs of loans which had a higher yield than the average yield of loans held for investment, adjustable-rate loans repricing to lower interest rates and a higher average balance of loans held for sale at a lower average yield.  The average balance of loans held for sale, increased $63.4 million, or 38 percent, to $230.8 million for fiscal 2012 as compared to $167.4 million in fiscal 2011 and their average loan yield decreased 35 basis points to 3.92% in fiscal 2012 from 4.27% in fiscal 2011.

Interest income from investment securities decreased $270,000, or 34%, to $528,000 in fiscal 2012 from $798,000 in fiscal 2011.  This decrease was primarily a result of a decrease in the average balance and a decrease in the average yield.  The average balance of investment securities decreased $6.0 million, or 20%, to $24.4 million in fiscal 2012 from $30.4 million in fiscal 2011.  During fiscal 2012, the Bank did not purchase any investment securities, while $3.3 million of principal payments were received on mortgage-backed securities.  The average yield on the investment securities decreased 47 basis points to 2.16% during fiscal 2012 from 2.63% during fiscal 2011.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.

Interest Expense.  Total interest expense for fiscal 2012 was $14.7 million as compared to $20.9 million for fiscal 2011, a decrease of $6.2 million, or 30%.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, and to a lesser extent, a decrease in the average cost.  The average cost of interest-bearing liabilities was 1.31% during fiscal 2012, down 43 basis points from 1.74% during fiscal 2011.  The decline in the average cost of liabilities was primarily due to the downward repricing of deposits.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $77.7 million, or 6%, to $1.13 billion during fiscal 2012 from $1.20 billion during fiscal 2011.  The decrease was primarily attributable to a decline in borrowings due to scheduled maturities, partly offset by an increase in the deposit average balance.

Interest expense on deposits for fiscal 2012 was $8.4 million as compared to $10.3 million for the same period of fiscal 2011, a decrease of $1.9 million, or 18%.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by an increase in the average balance of deposits.  The average cost of deposits decreased to 0.88% in fiscal 2012 from 1.09% during fiscal 2011, a decrease of 21 basis points.  The average cost of time deposits in fiscal 2012 was 1.52%, down 20 basis points, from 1.72% in fiscal 2011, while the average cost of transaction accounts in fiscal 2012 was 0.28%, down 18 basis points, from 0.46% in fiscal 2011.  The average balance of deposits increased $18.8 million, or 2%, to $958.0 million during fiscal 2012 from $939.2 million during fiscal 2011.  The average balance of time deposits decreased by $9.3 million, or 2%, to $462.1 million in fiscal 2012 from $471.4 million in fiscal 2011.  The decrease in the average balance of time deposits was partly offset by an increase in the average balance of transaction accounts, consistent with the Bank’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.  The average balance of transaction accounts increased $28.1 million, or 6%, to $495.9 million in fiscal 2012 from $467.8 million in fiscal 2011.

Interest expense on borrowings, solely FHLB – San Francisco advances, for fiscal 2012 decreased $4.4 million, or 41%, to $6.3 million from $10.7 million for fiscal 2011.  The decrease in interest expense on borrowings was due primarily to a lower average balance, and to a lesser extent, a lower average cost.  The average balance of borrowings decreased $96.5 million, or 37%, to $167.3 million during fiscal 2012 from $263.8 million during fiscal 2011.  The average cost of borrowings decreased to 3.76% in fiscal 2012 from 4.05% in fiscal 2011, a decrease of 29 basis points, resulting primarily from scheduled maturities with higher average costs.

Provision for Loan Losses.  During fiscal 2012, the Corporation recorded a provision for loan losses of $5.8 million, slightly higher than $5.5 million during fiscal 2011.  The provision for loan losses in fiscal 2012 was primarily attributable to loan classification downgrades, partly offset by a decline in loans held for investment which resulted in a recovery of associated loan loss provision.  The allowance for loan losses was adjusted to reflect an improved quality of loans held for investment as described below, despite persistently weak general economic conditions in the U.S. and Southern California, in particular, high unemployment rates, low gross domestic product, weak real estate markets and lower retail sales.

Non-performing assets (net of the collectively evaluated allowance and individually evaluated allowance), with underlying collateral primarily located in Southern California, decreased to $40.0 million, or 3.17% of total assets, at June 30, 2012, compared to $45.5 million, or 3.46% of total assets, at June 30, 2011.  The non-performing assets at June 30, 2012 were primarily comprised of 87 single-family loans ($29.1 million); six commercial real estate loans ($3.2 million); four multi-family loans ($1.5 million); one other mortgage loan ($522,000); six commercial business loans ($172,000); and real estate owned comprised of 18 single-family properties ($4.7 million), four undeveloped lots ($385,000), one multi-family property ($366,000) and one commercial real estate property ($0, fully reserved) acquired in the settlement of loans.  As of June 30, 2012, 49%, or $17.1 million of non-performing loans have a current payment status.  Net charge-offs in fiscal 2012 were $14.8 million or 1.38% of average loans receivable, compared to $18.5 million or 1.67% of average loans  receivable in fiscal 2011.

Classified assets at June 30, 2012 were $58.5 million, comprised of $4.9 million in the special mention category, $48.1 million in the substandard category and $5.5 million in real estate owned.  Classified assets at June 30, 2011 were $66.6 million, comprised of $12.9 million in the special mention category, $45.4 million in the substandard category and $8.3 million in real estate owned.  Classified assets decreased at June 30, 2012 from the June 30, 2011 level primarily as a result of slight improvements in credit quality and stabilization of the real estate market.  See details on “Delinquencies and Classified Assets” on this Form 10-K.

In fiscal 2012, 24 loans for $10.1 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of June 30, 2012, the outstanding balance of restructured loans was $25.1 million:  12 loans were classified as pass, were not included in the classified asset totals described earlier and remained on accrual status ($5.5 million); three loans were classified as special mention and remained on accrual status ($4.0 million); and 41 loans were classified as substandard ($15.6 million, all are on non-accrual status).  As of June 30, 2012, 74%, or $18.5 million of the restructured loans have a current payment status.

The allowance for loan losses was $21.5 million at June 30, 2012, or 2.63% of gross loans held for investment, compared to $30.5 million, or 3.34% of gross loans held for investment at June 30, 2011.  The allowance for loan losses at June 30, 2012 includes $771,000 of individually evaluated allowances, compared to $14.1 million of individually evaluated allowances at June 30, 2011.  The decline in the individually evaluated allowance was primarily attributable to the change in the Bank’s charge-off policy.  Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment.  See details on “Allowance for Loan Losses” on this Form 10-K.

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

Non-Interest Income.  Total non-interest income increased $6.8 million, or 19%, to $43.2 million in fiscal 2012 from $36.4 million in fiscal 2011.  The increase was primarily attributable to an increase in the gain on sale of loans and a smaller net loss on the sale and operations of real estate owned acquired in the settlement of loans, partly offset by a $1.1 million net gain on sale of the retail banking facility in Temecula, California in fiscal 2011, not replicated in fiscal 2012.

The gain on sale of loans increased $6.8 million, or 22%, to $38.0 million for fiscal 2012 from $31.2 million in fiscal 2011.  The increase was a result of a higher volume of loans originated for sale.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $2.63 billion in fiscal 2012 as compared to $2.11 billion in fiscal 2011, up $524.2 million or 25%.  The increase in the loan sale volume in fiscal 2012 was attributable to relatively low mortgage interest rates, more stable real estate markets and less competition.  The average loan sale margin for PBM during fiscal 2012 was 1.49%, unchanged from fiscal 2011.  The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA-MBS trades and option contracts) that amounted to a net gain of $5.7 million in fiscal 2012, as compared to a favorable fair-value adjustment that amounted to a net gain of $590,000 in fiscal 2011.  The gain on sale of loans in fiscal 2012 also includes a $2.8 million recourse reserve provision on loans sold that are subject to repurchase, compared to a $125,000 recourse reserve recovery in fiscal 2011.  The higher recourse reserve provision on loans sold was due primarily to an increase in investor claims and a higher recourse reserve on loans sold to the FHLB – San Francisco under the MFP program.  The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net loss of $120,000 in fiscal 2012, as compared to a net loss of $1.4 million in fiscal 2011.  The net loss in fiscal 2012 was comprised of a $715,000 net gain on the sale of 98 real estate owned properties and net operating expenses of $835,000.  The net loss in fiscal 2011 was comprised of a $351,000 net gain on the sale of 136 real estate owned properties and net operating expenses of $1.7 million.

Non-Interest Expense.  Total non-interest expense in fiscal 2012 was $55.4 million, an increase of $10.0 million, or 22%, as compared to $45.4 million in fiscal 2011.  The increase in non-interest expense was primarily the result of increases in incentive compensation expense and other operating expenses.

Compensation expense increased $9.3 million, or 31%, to $39.3 million in fiscal 2012 from $30.0 million in fiscal 2011.  The increase in compensation expense was primarily due to higher PBM incentive compensation resulting primarily from higher loan originations in fiscal 2012.  PBM loan originations were $2.52 billion in fiscal 2012 as compared to $2.15 billion in fiscal 2011, up $373.9 million, or 17%.  See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salary and compensation benefits.

Deposit insurance premiums and regulatory assessments decreased $1.3 million, or 50%, to $1.3 million in fiscal 2012 from $2.6 million in fiscal 2011.  The decrease was primarily attributable to lower deposit insurance premiums resulting from an improvement in the Bank’s risk category rating and the change in the FDIC’s methodology for calculating the premium.

Other operating expenses increased $785,000, or 14%, to $6.4 million in fiscal 2012 from $5.7 million in fiscal 2011.  The increase in other operating expenses was due primarily to higher PBM loan production related costs.

Income Taxes.  The provision for income taxes was $7.9 million for fiscal 2012, representing an effective tax rate of 42.3%, as compared to $10.0 million in fiscal 2011, representing an effective tax rate of 43.2%.  The Corporation determined that the above tax rates meet its estimated income tax obligations (See Note 9 of the Notes to Consolidated Financial Statements, “Income Taxes” contained in Item 8 of this Form 10-K).

Comparison of Operating Results for the Years Ended June 30, 2011 and 2010

General.  The Corporation recorded net income of $13.2 million, or $1.16 per diluted share, for the fiscal year ended June 30, 2011, as compared to a net income of $1.1 million, or $0.13 per diluted share, for the fiscal year ended June 30, 2010.  The $12.1 million improvement in net income in fiscal 2011 was attributable to a $16.4 million decrease in the provision for loan losses and a $14.1 million increase in non-interest income, partly offset by a $7.2 million increase in non-interest expense, a $1.9 million decrease in net interest income before provision for loan losses and a $9.3 million increase in the provision for income taxes.  The Corporation’s efficiency ratio improved slightly to 61% in fiscal 2011 from 62% in fiscal 2010.  Return on average assets in fiscal 2011 increased to 0.97% from 0.08% in fiscal 2010.  Return on average equity in fiscal 2011 increased to 9.80% from 0.94% in fiscal 2010.

Net Interest Income.  Net interest income before the provision for loan losses decreased $1.9 million, or 5%, to $37.7 million in fiscal 2011 from $39.6 million in fiscal 2010.  This decrease resulted principally from a decrease in average earning assets, partly offset by an increase in the net interest margin.  The average balance of earning assets decreased $95.1 million, or 7%, to $1.30 billion in fiscal 2011 from $1.40 billion in fiscal 2010.  The net interest margin increased seven basis points to 2.90% in fiscal 2011 from 2.83% in fiscal 2010.

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

Provision for Loan Losses.  During fiscal 2011, the Corporation recorded a provision for loan losses of $5.5 million, compared to a provision for loan losses of $21.8 million during fiscal 2010.  The decrease in the provision for loan losses reflects reductions in non-performing and classified assets and net charge-offs.  The provision for loan losses in fiscal 2011 was primarily attributable to loan classification downgrades, including non-performing loans (which resulted in a $14.6 million loan loss provision), partly offset by the general loan loss allowance for loans held for investment (which resulted in a $7.1 million loan loss recovery) and a decline in loans held for investment (which resulted in a $2.0 million loan loss recovery).  The general loan loss allowance was adjusted to reflect an improved quality of loans held for investment as described below, despite persistently weak general economic conditions in the U.S. and Southern California, in particular, high unemployment rates, low gross domestic product, weak real estate markets and lower retail sales.

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

Classified assets at June 30, 2011 were $66.6 million, comprised of $12.9 million in the special mention category, $45.4 million in the substandard category and $8.3 million in real estate owned.  Classified assets at June 30, 2010 were $95.6 million, consisting of $20.5 million in the special mention category, $60.4 million in the substandard category and $14.7 million in real estate owned.  Classified assets decreased at June 30, 2011 from the June 30, 2010 level primarily as a result of slight improvements in credit quality and stabilization of the real estate market.  See details on “Delinquencies and Classified Assets” on this Form 10-K.

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

The allowance for loan losses was $30.5 million at June 30, 2011, or 3.34% of gross loans held for investment, compared to $43.5 million, or 4.14% of gross loans held for investment at June 30, 2010.  The allowance for loan losses at June 30, 2011 includes $14.1 million of specific loan loss allowances, compared to $17.8 million of specific loan loss allowances at June 30, 2010.  Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment.  See details on “Allowance for Loan Losses” on this Form 10-K.

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

The gain on sale of loans increased $16.9 million, or 118%, to $31.2 million for fiscal 2011 from $14.3 million in fiscal 2010.  The increase was a result of a higher volume of loans originated for sale and a higher average loan sale margin.  Total loans originated for sale in fiscal 2011 were $2.14 billion as compared to $1.80 billion in fiscal 2010, up $342.7 million or 19%.  The increase in the loan sale volume in fiscal 2011 was attributable to relatively low mortgage interest rates, more stable real estate markets and less competition.  The average loan sale margin for PBM during fiscal 2011 was 1.49%, up 72 basis points from 0.77% during fiscal 2010.  The increase in the average loan sale margin was due primarily to adjustments on derivative financial instruments and a lower recourse provision on loans sold subject to repurchase.  The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA-MBS trades and option contracts) that amounted to a net gain of $590,000 in fiscal 2011, as compared to a favorable fair-value adjustment that amounted to a net gain of $3.0 million in fiscal 2010.  The gain on sale of loans in fiscal 2011 also includes a $125,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $6.3 million recourse reserve provision in fiscal 2010.  The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

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

Income Taxes.  The provision for income taxes was $10.0 million for fiscal 2011, representing an effective tax rate of 43.2%, as compared to $740,000 in fiscal 2010, representing an effective tax rate of 39.9%.  The increase in the effective tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes.  The Corporation determined that the above tax rates meet its estimated income tax obligations (See Note 9 of the Notes to Consolidated Financial Statements, “Income Taxes” in Item 8 of this Form 10-K).

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

					Year Ended June 30,
		2012			2011			2010
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$1,074,487	$50,505	4.70%	$1,108,087	$57,442	5.18%	$1,211,600	$67,665	5.58%
Investment securities	24,402	528	2.16%	30,364	798	2.63%	57,083	2,144	3.76%
FHLB – San Francisco stock	24,683	99	0.39%	29,480	110	0.37%	32,861	112	0.34%
Interest-earning deposits	120,187	303	0.25%	134,953	339	0.25%	96,421	242	0.25%
Total interest-earning assets	1,243,759	51,435	4.14%	1,302,884	58,689	4.50%	1,397,965	70,163	5.02%

Non interest-earning assets	46,479			59,002			63,489
Total assets	$1,290,238			$1,361,886			$1,461,454

Interest-bearing liabilities:
Checking and money market accounts (2)	$278,930	637	0.23%	$261,392	1,019	0.39%	$228,671	1,396	0.61%
Savings accounts	216,971	763	0.35%	206,402	1,142	0.55%	185,074	1,891	1.02%
Time deposits	462,106	7,015	1.52%	471,399	8,099	1.72%	535,571	12,213	2.28%
Total deposits	958,007	8,415	0.88%	939,193	10,260	1.09%	949,316	15,500	1.63%

Borrowings	167,299	6,290	3.76%	263,772	10,680	4.05%	373,458	15,085	4.04%

Total interest-bearing liabilities	1,125,306	14,705	1.31%	1,202,965	20,940	1.74%	1,322,774	30,585	2.31%

Non interest-bearing liabilities	22,325			24,035			20,255
Total liabilities	1,147,631			1,227,000			1,343,029

Stockholders’ equity	142,607			134,886			118,425
Total liabilities and stockholders’
equity	$1,290,238			$1,361,886			$1,461,454

Net interest income		$36,730			$37,749			$39,578

Interest rate spread (3)			2.83%			2.76%			2.71%
Net interest margin (4)			2.95%			2.90%			2.83%
Ratio of average interest-earning
assets to average interest-bearing liabilities	110.53			108.31			105.68

(1)
Includes loans held for sale at fair value and non-performing loans, as well as net deferred loan cost amortization of $508, $543 and $400 for the years ended June 30, 2012, 2011 and 2010, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $49.4 million, $45.7 million and $45.5 million in fiscal 2012, 2011 and 2010, respectively.
(3)	Represents the difference between the weighted average yield on total interest-earning assets and weighted average cost on total interest-bearing liabilities.
(4)	Represents net interest income before the provision for loan losses as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2012				Year Ended June 30, 2011
	Compared to Year				Compared to Year
	Ended June 30, 2011				Ended June 30, 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable, net (1)	$ (5,358)	$ (1,740)	$ 161	$ (6,937)	$ (4,861)	$ (5,776)	$ 414	$ (10,223)
Investment securities	(141)	(157)	28	(270)	(643)	(1,005)	302	(1,346)
FHLB – San Francisco stock	8	(18)	(1)	(11)	10	(11)	(1)	(2)
Interest-earning deposits	-	(36)	-	(36)	-	97	-	97
Total net change in income
on interest-earning assets	(5,491)	(1,951)	188	(7,254)	(5,494)	(6,695)	715	(11,474)

Interest-bearing liabilities:
Checking and money market
accounts	(422)	68	(28)	(382)	(505)	200	(72)	(377)
Savings accounts	(416)	58	(21)	(379)	(867)	218	(100)	(749)
Time deposits	(943)	(160)	19	(1,084)	(3,010)	(1,463)	359	(4,114)
Borrowings	(763)	(3,907)	280	(4,390)	37	(4,431)	(11)	(4,405)
Total net change in expense on
interest-bearing liabilities	(2,544)	(3,941)	250	(6,235)	(4,345)	(5,476)	176	(9,645)

Net (decrease) increase in net
interest income	$ (2,947)	$ 1,990	$ (62)	$ (1,019)	$ (1,149)	$ (1,219)	$ 539	$ (1,829)

(1)	Includes loans held for sale at fair value and non-performing loans.

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

Historically, the primary investing activity of the Bank has been the origination and purchase of loans held for investment, though due to the decline in real estate values and deterioration of credit quality, particularly for single-family loans, and the Bank’s short-term strategy to improve liquidity and preserve capital, the Bank has substantially reduced its origination of loans for investment during fiscal 2012 and 2011.  During the fiscal years ended June 30, 2012, 2011 and 2010, the Bank originated loans in the amounts of $2.57 billion, $2.15 billion and $1.80 billion, respectively, the vast majority of which were sold, as noted below.  In addition, the Bank purchased loans for investment from other financial institutions in fiscal 2012, 2011 and 2010 in the amounts of $8.2 million, $7.1 million and $0, respectively.  Total loans sold in fiscal 2012, 2011 and 2010 were $2.47 billion, $2.12 billion and $1.78 billion, respectively.  At June 30, 2012, 2011 and 2010, the Bank had loan origination commitments totaling $222.1 million, $107.7 million and $146.7 million, respectively, and no undisbursed loan funds.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank’s primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2012, 2011 and 2010, the net increase (decrease) in deposits was $15.6 million, $12.9 million and $(56.3) million, respectively.  On

June 30, 2012, time deposits that are scheduled to mature in one year or less were $223.7 million.  Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2012, total cash and cash equivalents were $145.1 million, or 11.5% of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of June 30, 2012, the remaining financing availability at FHLB – San Francisco was $310.9 million and the remaining unused collateral was $409.0 million.  In addition, the Bank has secured a $20.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $21.2 million.  As of June 30, 2012, there was no outstanding borrowing under this facility.

The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2012 increased to 38.4% from 34.7% during the same quarter ended June 30, 2011.  The increase in the liquidity ratio was due primarily to management’s decision to maintain relatively high liquidity as a result of recent market uncertainty and the timing difference between PBM loan originations and loan sale settlements.  The increase in liquidity resulted in a lower net interest margin and lower net interest income because liquid assets generally yield lower rates of return than less liquid assets.  The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB – San Francisco.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of June 30, 2012, the Bank exceeded the well capitalized requirements with Tier 1 Leverage Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 11.3%, 18.8% and 17.5%, respectively.

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

Impact of New Accounting Pronouncements

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to an understanding of the financial statements of the Corporation.  These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan losses, the estimated fair value of derivative financial instruments and the valuation of mortgage servicing rights and real estate owned.  These policies and judgments, estimates and assumptions are described in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in the section entitled “Organization and Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.  Management believes that judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these critical accounting policies, changes to the judgments, estimates and assumptions used could result in material differences in the results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk.  The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments.  Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.  The primary market risk that the Bank faces is interest rate risk.  For information regarding the sensitivity to interest rate risk of the Bank’s interest-earning assets and interest-bearing liabilities, see “Maturity of Loans Held for Investment,” “Investment Securities Activities,” “Time Deposits by Maturities” and “Interest Rate Risk” on this Form 10-K.

Qualitative Aspects of Market Risk.  The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Bank maintains an investment portfolio, which is largely comprised of U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently.  The Bank relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.  For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on this Form 10-K.

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

The Bank produces an internal interest rate risk model that measures interest rate risk by modeling the change in Net Portfolio Value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of  -100, +100, +200, +300 and +400 basis points with no effect given to any steps that management might take to counter the effect of the interest rate change.

The following table sets forth as of June 30, 2012 the estimated changes in NPV based on the indicated interest rate environment.  The Bank’s balance sheet position as of June 30, 2012 can be summarized as follows: if interest rates increase or decrease, the NPV of the Bank is expected to increase since almost all of the Bank’s loans held for investment are adjustable rate loans.

	Net		Portfolio	NPV as Percentage
Basis Points (bp)	Portfolio	NPV	Value	of Portfolio Value	Sensitivity
Change in Rates	Value	Change (1)	Assets	Assets (2)	Measure (3)
(Dollars In Thousands)

+400 bp	$ 163,198	$ 8,339	$ 1,250,693	13.05%	+105	bp
+300 bp	$ 159,361	$ 4,502	$ 1,257,821	12.67%	+67	bp
+200 bp	$ 160,714	$ 5,855	$ 1,271,821	12.64%	+64	bp
+100 bp	$ 160,877	$ 6,018	$ 1,282,769	12.54%	+54	bp
0 bp	$ 154,859	$ -	$ 1,290,710	12.00%	-	bp
-100 bp	$ 156,537	$ 1,678	$ 1,295,561	12.08%	+8	bp

(1)	Represents the increase of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2012 (“base case”).
(2)	Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a -100 basis point rate shock at June 30, 2012 and at a -100 basis point rate shock at June 30, 2011 (by regulation the Bank must measure and manage its interest rate risk for an interest rate shock of +200 basis points and -100 basis points, whichever produces the largest decline in NPV).

	At June 30, 2012	At June 30, 2011
Risk Measure: -100/-100 bp Rate Shock	(-100 bp)	(-100 bp)

Pre-Shock NPV Ratio	12.00%	12.38%
Post-Shock NPV Ratio	12.08%	12.18%
Sensitivity Measure	8 bp	20 bp

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

The following table describes the results of the analysis for June 30, 2012 and June 30, 2011.

June 30, 2012		June 30, 2011
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+23.10%	+200 bp	+32.23%
+100 bp	+18.09%	+100 bp	+21.70%
-100 bp	-4.69%	-100 bp	-12.00%

For the fiscal year ended June 30, 2012 the Bank is asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.  For the fiscal year ended June 30, 2011, the Bank is also asset sensitive.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 8.  Financial Statements and Supplementary Data

Please refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements on this Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

a)
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2012 are effective in providing reasonable assurance that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief

Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment of the Corporation’s internal control over financial reporting was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which include controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet (Schedule RC), Income Statement (Schedule RI) and Changes in Bank Equity Capital (Schedule RI-A).

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of June 30, 2012.

The effectiveness of internal control over financial reporting as of June 30, 2012, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on the Corporation’s internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation’s compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2012.  Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2012.

Date: September 13, 2012

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Bank Equity Capital on schedule RI-A. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended June 30, 2012 of the Corporation and our report dated September 13, 2012, expressed an unqualified opinion on those consolidated financial statements (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the presentation of a new statement of comprehensive income for each of the three years in the period ended June 30, 2012, due to the adoption of Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income).

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 13, 2012

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

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.  For information regarding the Corporation’s executive officers, see Item 1 - “Executive Officers” on this Form 10-K.

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
 See Exhibit 13 to Consolidated Financial Statements beginning on this Form 10-K.

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

10.5
Form of Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter, Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated February 24, 2012)

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

10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.14	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.15	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.16	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2010)

10.17	Post-Retirement Compensation Agreement with Donavon P. Ternes (Incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

13	2012 Annual Report to Stockholders

14	Code of Ethics for the Corporation’s directors, officers and employees (Incorporated by reference to Exhibit 14 to the Corporation’s Form 10-K dated September 12, 2007)

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K dated September 12, 2007)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

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

Date: September 13, 2012	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden
Craig G. Blunden	Chairman and	September 13, 2012
Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes
Donavon P. Ternes	President, Chief Operating Officer	September 13, 2012
and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 13, 2012
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 13, 2012
Bruce W. Bennett

/s/ Debbi H. Guthrie	Director	September 13, 2012
Debbi H. Guthrie

/s/ Robert G. Schrader	Director	September 13, 2012
Robert G. Schrader

/s/ Roy H. Taylor	Director	September 13, 2012
Roy H. Taylor

/s/ William E. Thomas	Director	September 13, 2012
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Corporation has presented a new statment of comprehensive income for each of the three years in the period ended June 30, 2012, due to the adoption of Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2012, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 13, 2012

Provident Financial Holdings, Inc.
Consolidated Statemetns of Financial Condition

(In Thousands, Except Share Information)

	June 30,
	2012	2011
Assets
Cash and cash equivalents	$ 145,136	$ 142,550
Investment securities – available for sale, at fair value	22,898	26,193
Loans held for investment, net of allowance for loan losses of $21,483 and
$30,482, respectively	796,836	881,610
Loans held for sale, at fair value	231,639	191,678
Accrued interest receivable	3,277	3,778
Real estate owned, net	5,489	8,329
Federal Home Loan Bank (“FHLB”) – San Francisco stock	22,255	26,976
Premises and equipment, net	6,600	4,805
Prepaid expenses and other assets	26,787	27,805
Total assets	$ 1,260,917	$ 1,313,724

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$ 55,688	$ 45,437
Interest-bearing deposits	905,723	900,330
Total deposits	961,411	945,767

Borrowings	126,546	206,598
Accounts payable, accrued interest and other liabilities	28,183	20,441
Total liabilities	1,116,140	1,172,806

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $0.01 par value (40,000,000 shares authorized;
17,619,865 and 17,610,865 shares issued; 10,856,027 and 11,418,654 shares outstanding, respectively)	176	176
Additional paid-in capital	86,758	85,432
Retained earnings	156,560	147,322
Treasury stock, at cost (6,763,838 and 6,192,211 shares, respectively)	(99,343)	(92,650)
Accumulated other comprehensive income, net of tax	626	638
Total stockholders’ equity	144,777	140,918

Total liabilities and stockholders’ equity	$ 1,260,917	$ 1,313,724

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended June 30,
	2012	2011	2010
Interest income:
Loans receivable, net	$ 50,505	$ 57,442	$ 67,665
Investment securities	528	798	2,144
FHLB – San Francisco stock	99	110	112
Interest-earning deposits	303	339	242
Total interest income	51,435	58,689	70,163

Interest expense:
Deposits	8,415	10,260	15,500
Borrowings	6,290	10,680	15,085
Total interest expense	14,705	20,940	30,585
Net interest income, before provision for loan losses	36,730	37,749	39,578
Provision for loan losses	5,777	5,465	21,843
Net interest income, after provision for loan losses	30,953	32,284	17,735

Non-interest income:
Loan servicing and other fees	733	892	797
Gain on sale of loans, net	38,017	31,194	14,338
Deposit account fees	2,438	2,504	2,823
Gain on sale of investment securities	-	-	2,290
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(120)	(1,351)	16
Gain on sale of premises and equipment	-	1,089	-
Card and processing fees	1,282	1,274	1,110
Other	800	755	885
Total non-interest income	43,150	36,357	22,259

Non-interest expense:
Salaries and employee benefits	39,283	29,966	23,379
Premises and occupancy	3,763	3,270	3,048
Equipment expense	1,488	1,526	1,614
Professional expense	1,904	1,669	1,517
Sales and marketing expense	1,187	672	623
Deposit insurance premium and regulatory assessments	1,296	2,610	2,988
Other	6,444	5,659	4,970
Total non-interest expense	55,365	45,372	38,139
Income before income taxes	18,738	23,269	1,855
Provision for income taxes	7,928	10,049	740
Net income	$ 10,810	$ 13,220	$ 1,115
Basic earnings per share	$ 0.96	$ 1.16	$ 0.13
Diluted earnings per share	$ 0.96	$ 1.16	$ 0.13
Cash dividends per share	$ 0.14	$ 0.04	$ 0.04

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended June 30,
	2012	2011	2010

Net income	$ 10,810	$ 13,220	$ 1,115

Change in unrealized holding (losses) gains on securities
available for sale	(21)	(50)	212
Reclassification of gains to net income	-	-	(2,290)
Other comprehensive loss, before tax	(21)	(50)	(2,078)
Income tax benefit	9	21	873
Other comprehensive loss	(12)	(29)	(1,205)

Total comprehensive income (loss)	$ 10,798	$ 13,191	$ (90)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Information)

	Common Stock		Additional Paid-in	Retained	Treasury	Unearned Stock	Accumulat-ed Other Comprehen-sive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910
Prior period adjustment on tax liability (see Note 1)				(825)				(825)
Balance at July 1, 2009 (as revised)	6,219,654	124	72,709	133,795	(93,942)	(473)	1,872	114,085

Net income				1,115				1,115
Other comprehensive loss							(1,205)	(1,205)
Common stock issuance, net of expenses	5,175,000	52	11,881					11,933
Distribution of restricted stock	12,000							-
Amortization of restricted stock			523					523
Stock options expense			493					493
Allocation of contributions to ESOP			57			270		327
Cash dividends				(352)				(352)
Balance at June 30, 2010	11,406,654	176	85,663	134,558	(93,942)	(203)	667	126,919

Net income				13,220				13,220
Other comprehensive loss							(29)	(29)
Distribution of restricted stock	12,000							-
Amortization of restricted stock			477					477
Awards of restricted stock			(1,292)		1,292			-
Stock options expense			481					481
Allocation of contributions to ESOP			103			203		306
Cash dividends				(456)				(456)
Balance at June 30, 2011	11,418,654	176	85,432	147,322	(92,650)	-	638	140,918

Net income				10,810				10,810
Other comprehensive loss							(12)	(12)
Purchase of treasury stock	(683,127)				(6,693)			(6,693)
Exercise of stock options	9,000		72					72
Distribution of restricted stock	111,500							-
Amortization of restricted stock			609					609
Stock options expense			645					645
Cash dividends				(1,572)				(1,572)
Balance at June 30, 2012	10,856,027	$ 176	$ 86,758	$ 156,560	$ (99,343)	$ -	$ 626	$ 144,777

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Cash Flow

(In Thousands)

	Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$ 10,810	$ 13,220	$ 1,115
Adjustments to reconcile net income to net
cash (used for) provided by operating activities:
Depreciation and amortization	1,357	1,417	1,534
Provision for loan losses	5,777	5,465	21,843
(Recovery) provision for losses on real estate owned	(1,002)	(166)	604
Net gain on sale of loans	(38,017)	(31,194)	(14,338)
Net realized loss (gain) on sale of real estate owned	287	(185)	(2,692)
Net realized gain on sale of investment securities	-	-	(2,290)
Net gain on sale of premises and equipment	-	(1,080)	-
Stock-based compensation expense	1,254	958	1,016
ESOP expense	-	304	323
Provision for deferred income taxes	1,282	3,922	2,496
Increase in cash surrender value of bank owned life insurance	(189)	(199)	(200)
Increase (decrease) in accounts payable, accrued interest
and other liabilities	2,372	(1,731)	(5,600)
Decrease (increase) in prepaid expenses and other assets	2,877	1,670	(7,987)
Loans originated for sale	(2,516,637)	(2,143,543)	(1,800,831)
Proceeds from sale of loans	2,517,505	2,148,728	1,805,976
Net cash (used for) provided by operating activities	(12,324)	(2,414)	969

Cash flows from investing activities:
Net decrease in loans held for investment	62,149	85,769	96,680
Maturities and calls of investment securities available for sale	-	3,250	2,000
Principal payments from investment securities	3,341	5,534	20,604
Proceeds from sales of investment securities available for sale	-	-	67,778
Proceeds from redemption of FHLB – San Francisco stock	4,721	4,819	1,228
Purchase of bank owned life insurance	-	-	(2,000)
Proceeds from sales of real estate owned	19,895	38,750	44,206
Proceeds from sales of premises and equipment	-	2,189	-
Purchases of premises and equipment	(2,595)	(879)	(395)
Net cash provided by investing activities	87,511	139,432	230,101

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Cash Flow

(In Thousands)

	Year Ended June 30,
	2012	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$ 15,644	$ 12,834	$ (56,312)
Proceeds from long-term borrowings	10,000	30,000	-
Repayments of long-term borrowings	(90,052)	(133,049)	(147,045)
ESOP loan payment	-	2	4
Treasury stock purchases	(6,693)	-	-
Exercise of stock options	72	-	-
Cash dividends paid	(1,572)	(456)	(352)
Proceeds from issuance of common stock	-	-	11,933
Net cash used for financing activities	(72,601)	(90,669)	(191,772)

Net increase in cash and cash equivalents	2,586	46,349	39,298
Cash and cash equivalents at beginning of year	142,550	96,201	56,903
Cash and cash equivalents at end of year	$ 145,136	$ 142,550	$ 96,201

Supplemental information:
Cash paid for interest	$ 15,249	$ 21,582	$ 31,050
Cash paid for income taxes	$ 5,110	$ 8,380	$ 3,990
Transfer of loans held for sale to loans held for investment	$ 2,567	$ 283	$ -
Real estate owned acquired in the settlement of loans	$ 24,113	$ 47,316	$ 59,038

(concluded)
The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

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

The Corporation operates in two business segments: community banking (“Provident Bank”) and mortgage banking (“Provident Bank Mortgage” (“PBM”), a division of Provident Bank).  Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, commercial business and,  to a lesser extent, construction and consumer loans.  Deposits are collected primarily from 15 banking locations located in Riverside and San Bernardino counties in California.  PBM activities include originating single-family loans, primarily first mortgages for sale to investors and to a lesser extent, for investment by the Bank.  Loans are primarily originated in Southern California and Northern California by loan agents employed by the Bank, from its banking locations and freestanding lending offices.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville and San Rafael, California.

Use of estimates
The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”).  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of loan servicing assets, the valuation of real estate owned, the determination of the loan repurchase reserve, the valuation of derivative financial instruments and deferred compensation costs.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

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

Accounting Standards Codification (“ASC”) No. 825, “Financial Instruments,” allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings.  The option may be applied instrument by instrument, but it is irrevocable.  The Corporation has elected the fair value option on PBM loans held for sale.  Fair value is generally determined by measuring the value of outstanding loan sale commitments in comparison to investors’ current yield requirements as calculated on the aggregate loan basis.  Loans are generally sold without recourse, other than standard representations and warranties, except those loans sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which has a specific recourse provision, which is described later.  A high percentage of loans are sold on a servicing released basis.  In some transactions, primarily loans sold under the MPF program, the Corporation may retain the servicing rights in order to generate servicing income.  Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan’s contractual interest rate.

Loans sold to the FHLB – San Francisco under the MPF program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  On October 6, 2006, the FHLB – San Francisco announced that it would no longer offer new commitments to purchase mortgage loans from its members, but it would retain its existing portfolio of mortgage loans.  As of June 30, 2012, the Bank serviced $68.0 million of loans under this program and has established a recourse liability of $734,000 as compared to $87.0 million of loans serviced and a recourse liability of $96,000 at June 30, 2011.  A net loss of $439,000, $9,000 and $19,000 was recognized in fiscal 2012, 2011 and 2010, respectively, under this program.  The increases in the recourse

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

liability and recognized losses were primarily due to the cumulative loan losses which have now extinguished first loss account established by the FHLB – San Francisco.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2012, 2011 and 2010, the Bank repurchased $1.6 million, $0 and $368,000 of single-family loans, respectively.  Other repurchase requests were settled which did not result in the repurchase of the loan itself.  In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $5.4 million and $4.1 million for loans sold to other investors as of June 30, 2012 and 2011, respectively.

Activity in the recourse liability for the years ended June 30, 2012 and 2011 was as follows:

(In Thousands)	2012	2011
Balance, beginning of year	$ 4,216	$ 6,335
Reserve (recovery) provision	2,825	(125)
Net settlements in lieu of loan repurchases	(858)	(1,994)
Balance, end of the year	$ 6,183	$ 4,216

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2012, 2011 and 2010 were $131,000, $252,000 and $14,000, respectively.  As of June 30, 2012 and 2011, the Bank’s recourse liability was $88,000 and $86,000, respectively, for future loan sale premium refunds.

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

Mortgage servicing assets (“MSA”) are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of MSA is based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The Bank periodically evaluates MSA for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  MSA at June 30, 2012 had a carrying value of $327,000 and a fair value of $398,000, compared to a carrying value of $354,000 and a fair value of $589,000 at June 30, 2011 (see Note 4 of the Notes to Consolidated Financial Statements, “Mortgage Loan Servicing and Loans Originated for Sale.”).

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2012 and 2011, the fair value of the interest-only strips was $130,000 and $200,000, respectively, and the net unrealized gain after statutory taxes of the interest-only strips was $74,000 and $114,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Loans held for sale
Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda, Marin, Placer and Solano counties and surrounding counties in Northern California.  The loans have been hedged with loan sale commitments, TBA-MBS trades and option contracts.  The loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.  The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option (ASC 825, “Financial Instruments”) on loans held for sale.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which requires that losses be accrued for non-performing loans that may be determined on an individually evaluated basis or based on an aggregated pooling method where the allowance is developed primarily by using historical charge-off statistics.  The allowance has two components: collectively evaluated allowances and individually evaluated allowances.  Each of these components is based upon estimates that can change over time.  The allowance is based on historical experience and as a result can differ from actual losses incurred in the future.  Additionally, differences may result from qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

value of real estate and real estate market conditions.  The historical data is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at an individually evaluated allowance, including discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb probable losses inherent in loans held for investment.

Allowance for unfunded loan commitments
The Corporation maintains the allowance for unfunded loan commitments at a level that is adequate to absorb estimated probable losses related to these unfunded credit facilities.  The Corporation determines the adequacy of the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.  The allowance for unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition. Net adjustments to the allowance for unfunded loan commitments are included in other non-interest expense on the Consolidated Statements of Operations.

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

The Corporation measures the allowance for loan losses of restructured loans based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based on published guidance with respect to restructured loans from certain banking regulators and to conform to general practices within the banking industry, the Corporation maintains certain restructured loans on accrual status, provided there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

Non-performing loans
The Corporation assesses loans individually and classifies loans when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions.  The Corporation measures each non-performing loan based on ASC 310, establishes a collectively evaluated or individually evaluated allowance and charges off those loans or portions of loans deemed uncollectible.

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

Impairment of long-lived assets
The Corporation reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable.  Long-lived assets include buildings, land, fixtures, furniture and equipment.  An asset is considered impaired when the expected discounted cash flows over the remaining useful life are less than the net book value.  When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  Based on projected taxable income for future periods, management believes it is more likely than not the Corporation will realize its deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2012, the estimated deferred tax asset was $8.6 million, a $1.3 million or 13 percent decrease, from $9.9 million at June 30, 2011.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service last completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2009 remain subject to federal examination, while the California state tax returns for years subsequent to 2008 are subject to examination by state taxing authorities.  In addition, the Corporation received a notice from the California Franchise Tax Board in June 2012 that they will be conducting an audit for fiscal years 2010 and 2009.   The California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For fiscal 2012 and 2011, a total of $14,000 and $34,000 in interest charges were paid, respectively.  For fiscal 2011, a total of $8,000 in penalties was paid and no penalties in fiscal 2012.

In the quarter ended June 30, 2012, the Corporation recorded an $825,000 tax liability as a result of a prior period adjustment for fiscal 2009 and an $825,000 charge against retained earnings in stockholders’ equity, pursuant to ASC 740-10: “Income Taxes.”  The liability was established as a result of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability. The understatement was the result of the early recognition of taxable income in closed tax years that should have been recognized in open tax years.  The liability has been established against the deferred tax asset created (or understated deferred tax liability) by the early recognition of taxable income, since the early recognition could be argued by the Internal Revenue Service to not relieve the Corporation of once again recognizing that same taxable income in the appropriate subsequent open tax years. The prior period adjustment was presented as a reduction in other assets and retained earnings.  The Corporation is pursuing several remedies including filing a request for accounting method change with federal tax authorities to effectively recover the overpayment of taxes or eliminate any potential duplicate recognition.  In August 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change.  As a result, the Corporation will reverse the $825,000 tax liability in the quarter ending September 30, 2012, the same quarter in which the tax authorities granted the Corporation’s request.

Bank owned life insurance (“BOLI”)
The Bank purchases BOLI policies on the lives of certain executive officers while they are employed by the Bank and is the owner and beneficiary of the policies.  The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs.  The Bank records these BOLI policies within prepaid

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

expenses and other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with changes recorded in other non-interest income in the Consolidated Statements of Operations.

Cash dividend
A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors, who take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.   Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. See Note 20 of the Notes to Consolidated Financial Statements regarding the subsequent event on the cash dividend.

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2012, the Corporation repurchased 670,348 shares under the July 2011 and April 2012 stock repurchase plans with an average cost of $9.83 per share.  The July 2011 plan was completed in May 2012.  During fiscal 2012, the Corporation also repurchased 12,779 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average cost of $8.26 per share.  As of June 30, 2012, a total of 99,416 shares, or 18%, of the shares authorized in the April 2012 stock repurchase plan have been repurchased (at an average cost of $11.04 per share), leaving 448,356 shares available for future purchases.

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

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  The adoption of ASC 718 resulted in stock-based compensation expense related to issued and unvested stock option grants.  The stock-based compensation expense, inclusive of restricted stock expense, for years ended June 30, 2012, 2011 and 2010 was $1.3 million, $958,000 and $1.0 million, respectively.  There was no cash provided by operating activities or financing activities, related to excess tax benefits from stock-based payment arrangements.

Employee Stock Ownership Plan (“ESOP”)
Up to March 31, 2011, the Corporation recognized compensation expense when shares were committed to be released to employees in an amount equal to the fair value of the shares committed.  The difference between the amount of compensation expense and the cost of the shares released was recorded as additional paid-in capital.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Subsequent to March 31, 2011, the Corporation recognizes compensation expense when the Bank allocates funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date.

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the accompanying consolidated financial statements.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2012 and 2011, the accrued liability for post retirement benefits was $292,000 and $261,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

Comprehensive income (loss)
ASC 220, “Comprehensive Income,” requires that realized revenue, expenses, gains and losses be included in net income (loss).  While unrealized gains (losses) on available for sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition and the change in the unrealized gains (losses) are reported on the Consolidated Statements of Comprehensive Income.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

ASU 2011-04:
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in GAAP and International Financial Reporting Standards.” ASU 2011-04 developed common requirements between GAAP and IFRSs for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 commenced during interim or annual periods beginning after December 15, 2011 and this ASU is applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements and the required disclosures are included in Note 16.

ASU 2011-05:
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The effective date of ASU 2011-05 was the first interim or fiscal period beginning after December 15, 2011 and this ASU is applied retrospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The Corporation’s adoption of this ASU did not have a material effect on its consolidated financial statements and the required disclosures are added in the Statements of Comprehensive Income.

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
June 30, 2012

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

2. Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2012 and 2011 were as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$ 11,854	$ 460	$ -	$ 12,314	$ 12,314
U.S. government sponsored enterprise MBS	8,850	492	-	9,342	9,342
Private issue CMO (2)	1,243	4	(5)	1,242	1,242
Total investment securities	$ 21,947	$ 956	$ (5)	$ 22,898	$ 22,898

(1)	Mortgage-Backed Securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$ 13,935	$ 474	$ -	$ 14,409	$ 14,409
U.S. government sponsored enterprise MBS	9,960	457	-	10,417	10,417
Private issue CMO	1,396	-	(29)	1,367	1,367
Total investment securities	$ 25,291	$ 931	$ (29)	$ 26,193	$ 26,193

In fiscal 2012, the Bank received MBS principal payments of $3.3 million.  In fiscal 2011, the Bank received MBS principal payments of $5.5 million, and a $3.3 million investment security was called by the issuer.  In fiscal 2010,

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

the Bank sold $65.5 million of investment securities for a net gain of $2.3 million, received MBS principal payments of $20.6 million, and a $2.0 million investment security was called by the issuer.

As of June 30, 2012 and 2011, the Corporation held investments with an unrealized loss position totaling $5,000 and $29,000, respectively, consisting of the following:

As of June 30, 2012	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$ -	$ -	$ 183	$ 5	$ 183	$ 5
Total	$ -	$ -	$ 183	$ 5	$ 183	$ 5

As of June 30, 2011	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$ -	$ -	$ 1,367	$ 29	$ 1,367	$ 29
Total	$ -	$ -	$ 1,367	$ 29	$ 1,367	$ 29

As of June 30, 2012, the unrealized holding losses relate to one adjustable rate private issue CMO which has been in an unrealized loss position for more than 12 months.  This compares to the unrealized holding losses of two adjustable rate private issue CMO which have been in an unrealized loss position for more than 12 months at June 30, 2011.  The unrealized holding losses are primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of June 30, 2012 and 2011.  The Corporation intends and has the ability to hold the debt securities until maturity and will not likely be required to sell the debt securities before realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2012 and 2011 were as follows:
(In Thousands)	June 30, 2012		June 30, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Due in one year or less	$ -	$ -	$ -	$ -
Due after one through five years	-	-	-	-
Due after five through ten years	-	-	-	-
Due after ten years	21,947	22,898	25,291	26,193
Total investment securities	$ 21,947	$ 22,898	$ 25,291	$ 26,193

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

3.	Loans Held for Investment:

Loans held for investment as of June 30, 2012 and 2011 consisted of the following:

(In Thousands)	June 30,
	2012	2011

Mortgage loans:
Single-family	$ 439,024	$ 494,192
Multi-family	278,057	304,808
Commercial real estate	95,302	103,637
Other	755	1,530
Commercial business loans	2,580	4,526
Consumer loans	506	750
Total loans held for investment, gross	816,224	909,443

Deferred loan costs, net	2,095	2,649
Allowance for loan losses	(21,483)	(30,482)
Total loans held for investment, net	$ 796,836	$ 881,610

Fixed-rate loans comprised 5% of loans held for investment at June 30, 2012 and 2011.  As of June 30, 2012, the Bank had $40.2 million in mortgage loans that are subject to negative amortization, consisting of $26.7 million in multi-family loans, $7.0 million in commercial real estate loans and $6.5 million in single-family loans.  This compares to $50.4 million of negative amortization mortgage loans at June 30, 2011, consisting of $31.3 million in multi-family loans, $11.5 million in commercial real estate loans and $7.6 million in single-family loans.  The amount of negative amortization included in loan balances decreased to $137,000 at June 30, 2012 from $353,000 at June 30, 2011.  During fiscal 2012, approximately $13,000, or 0.03%, of loan interest income was added to the negative amortization loan balance, down from $43,000, or 0.07% in fiscal 2011.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of June 30, 2012 and 2011, the interest-only ARM loans were $214.2 million and $247.8 million, or 26.2% and 27.2% of loans held for investment, respectively.

In compliance with the OCC’s regulatory reporting requirements which do not recognize specific valuation allowances, the Bank modified its charge-off policy on non-performing loans during the quarter ended March 31, 2012 and, subsequent to the OCC’s review, the Bank further revised its charge-off policy in the quarter ended June 30, 2012.  Historically, the Bank established a specific valuation allowance for non-performing loans under ASC 310 based upon the estimated fair value of the underlying collateral, less disposition costs, in comparison to the loan balance or used a discounted cash flow method for non-performing restructured loans.  The specific valuation allowance was not charged-off until the foreclosure process was complete.  Under the modified policy, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loans becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

excess of the estimated fair value charged-off against the allowance for loan losses.  Both methods are acceptable under GAAP.  The modification to the charge-off policy resulted in $3.01 million of additional charge-offs in the fourth quarter of fiscal 2012 and a total of $4.00 million of additional charge-offs for fiscal 2012, but had no impact to the allowance for loans losses or the provision for loan losses because these charge-offs were timely identified in previous periods as specific valuation allowances and were included in the Corporation’s loss experience as part of the evaluation of the allowance for loan losses in those prior periods.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  The change in method did not have a material impact to the allowance for loan losses.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method.

The following tables summarize the Corporation’s allowance for loan losses at June 30, 2012 and 2011:

	As of June 30,
	2012	2011

Collectively evaluated allowance:
Mortgage loans:
Single-family	$ 15,189	$ 11,561
Multi-family	3,524	2,810
Commercial real estate	1,810	1,796
Other	7	5
Commercial business loans	169	178
Consumer loans	13	16
Total collectively evaluated allowance	20,712	16,366

Individually evaluated allowance:
Mortgage loans:
Single-family	744	12,654
Multi-family	27	581
Commercial real estate	-	231
Other	-	321
Commercial business loans	-	329
Total individually evaluated allowance	771	14,116
Total loan loss allowance	$ 21,483	$ 30,482

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following table sets forth information at June 30, 2012 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Adjustable rate loans having no stated repricing dates but reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 408,777	$ 12,896	$ 7,796	$ 2,627	$ 6,928	$ 439,024
Multi-family	186,144	17,563	49,026	10,980	14,344	278,057
Commercial real estate	62,483	3,993	10,048	1,836	16,942	95,302
Other	522	-	-	-	233	755
Commercial business loans	1,170	-	-	-	1,410	2,580
Consumer loans	484	-	-	-	22	506
Total loans held for investment, gross	$ 659,580	$ 34,452	$ 66,870	$ 15,443	$ 39,879	$ 816,224

Non-performing loans, which includes non-performing restructured loans, were $34.5 million and $37.1 million at June 30, 2012 and 2011, respectively.  The effect of the non-performing loans on interest income for the years ended June 30, 2012, 2011 and 2010 is presented below:

(In Thousands)	Year Ended June 30,
	2012	2011	2010

Contractual interest due	$ 2,432	$ 3,605	$ 8,907
Interest recognized	(1,556)	(2,313)	(5,103)
Net foregone interest	$ 876	$ 1,292	$ 3,804

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowances for loan losses at June 30, 2012 and 2011:
(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 26,214	$ (5,476)	$ 20,738
Without a related allowance	8,352	-	8,352
Total single-family loans	34,566	(5,476)	29,090
Multi-family:
With a related allowance	1,806	(349)	1,457
Total multi-family loans	1,806	(349)	1,457

Commercial real estate:
With a related allowance	3,820	(573)	3,247
Total commercial real estate loans	3,820	(573)	3,247

Other:
Without a related allowance	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	246	(74)	172
Total commercial business loans	246	(74)	172
Total non-performing loans	$ 40,960	$ (6,472)	$ 34,488

(1)	Consists of collectively and individually evaluated allowances.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

(In Thousands)	June 30, 2011
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 42,957	$ (12,654)	$ 30,303
Without a related allowance	1,535	-	1,535
Total single-family loans	44,492	(12,654)	31,838
Multi-family:
With a related allowance	2,534	(581)	1,953
Total multi-family loans	2,534	(581)	1,953

Commercial real estate:
With a related allowance	2,451	(231)	2,220
Total commercial real estate loans	2,451	(231)	2,220

Other:
With a related allowance	1,293	(321)	972
Total other loans	1,293	(321)	972

Commercial business loans:
With a related allowance	331	(329)	2
Without a related allowance	141	-	141
Total commercial business loans	472	(329)	143
Total non-performing loans	$ 51,242	$ (14,116)	$ 37,126

(1)	Consists of specific valuation allowances.

At June 30, 2012 and 2011, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses, as of June 30, 2012 and 2011:

As of June 30, 2012:
(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 8,291	$ 6,877	$ 3,141	$ 10,781	$ 29,090
Multi-family	967	-	-	490	1,457
Commercial real estate	1,002	1,735	-	510	3,247
Other	-	-	-	522	522
Commercial business loans	-	131	-	41	172
Total	$ 10,260	$ 8,743	$ 3,141	$ 12,344	$ 34,488

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

As of June 30, 2011:
(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 9,655	$ 8,156	$ 4,016	$ 10,011	$ 31,838
Multi-family	-	-	-	1,953	1,953
Commercial real estate	927	1,293	-	-	2,220
Other	-	972	-	-	972
Commercial business loans	-	-	2	141	143
Total	$ 10,582	$ 10,421	$ 4,018	$ 12,105	$ 37,126

During the years ended June 30, 2012, 2011 and 2010, the Corporation’s average investment in non-performing loans was $34.4 million, $50.2 million and $78.0 million, respectively.  Interest income of $1.5 million, $2.3 million and $5.1 million was recognized, based on cash receipts, on non-performing loans during the years ended June 30, 2012, 2011 and 2010, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:

(In Thousands)	Year Ended June 30,
	2012	2011	2010

Balance, beginning of year	$ 30,482	$ 43,501	$ 45,445
Provision for loan losses	5,777	5,465	21,843
Recoveries	375	27	717
Charge-offs	(15,151)	(18,511)	(24,504)
Balance, end of year	$ 21,483	$ 30,482	$ 43,501

During the fiscal year ended June 30, 2012, 24 loans for $10.1 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in the Corporation’s asset quality reports as restructured loans.  This compares to 43 loans for $20.7 million that were modified in the fiscal year ended June 30, 2011.  During the fiscal year ended June 30, 2012, two restructured loans with a total loan balance of $771,000 were in default within a 12-month period subsequent to their original restructuring and required an additional allowance for loan losses of $200,000.  This compares to three restructured loans with a total loan balance of $1.2 million that were in default within a 12-month period subsequent to their original restructuring and required an additional allowance for loan losses of $316,000 in the fiscal year ended June 30, 2011.  As of June 30, 2012, the outstanding balance of restructured loans was $25.1 million, comprised of 56 loans.  These restructured loans are classified as follows: 12 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($5.5 million); three loans are classified as special mention and remain on accrual status ($4.0 million); and 41 loans are classified as substandard ($15.6 million, all are on non-accrual status).  As of June 30, 2012, 74 percent, or $18.5 million of the restructured loans have a current payment status.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following table summarizes the restructured loans by loan type at June 30, 2012 and 2011:

	As of June 30,
(In Thousands)	2012	2011
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$ 11,995	$ 15,133
Multi-family	490	490
Commercial real estate	2,483	1,660
Other	522	972
Commercial business loans	165	143
Total	15,655	18,398

Restructured loans on accrual status:
Mortgage loans:
Single-family	6,148	15,589
Multi-family	3,266	3,665
Commercial real estate	-	1,142
Other	-	237
Commercial business loans	33	125
Total	9,447	20,758
Total restructured loans	$ 25,102	$ 39,156

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following tables show the restructured loans by type, net of allowance for loan losses, at June 30, 2012 and 2011:

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 9,465	$ (486)	$ 8,979
Without a related allowance	9,164	-	9,164
Total single-family loans	18,629	(486)	18,143

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,266	-	3,266
Total multi-family loans	3,783	(27)	3,756

Commercial real estate:
With a related allowance	2,921	(438)	2,483
Total commercial real estate loans	2,921	(438)	2,483

Other:
Without a related allowance	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	236	(71)	165
Without a related allowance	33	-	33
Total commercial business loans	269	(71)	198
Total restructured loans	$ 26,124	$ (1,022)	$ 25,102

(1)	Consists of collectively and individually evaluated allowances.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

(In Thousands)	June 30, 2011
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 19,092	$ (3,959)	$ 15,133
Without a related allowance	15,589	-	15,589
Total single-family loans	34,681	(3,959)	30,722

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance	3,665	-	3,665
Total multi-family loans	4,182	(27)	4,155

Commercial real estate:
With a related allowance	1,837	(177)	1,660
Without a related allowance	1,142	-	1,142
Total commercial real estate loans	2,979	(177)	2,802

Other:
With a related allowance	1,293	(321)	972
Without a related allowance	237	-	237
Total other loans	1,530	(321)	1,209

Commercial business loans:
With a related allowance	53	(51)	2
Without a related allowance	266	-	266
Total commercial business loans	319	(51)	268
Total restructured loans	$ 43,691	$ (4,535)	$ 39,156

(1)	Consists of specific valuation allowances.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers.  The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2012	2011	2010

Balance, beginning of year	$ 2,036	$ 2,341	$ 2,300
Originations	2,807	2,742	1,307
Sales and payments	(2,813)	(3,047)	(1,266)
Balance, end of year	$ 2,030	$ 2,036	$ 2,341

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

As of June 30, 2012, all of the related-party loans were performing in accordance with their original contractual terms.

4.	Mortgage Loan Servicing and Loans Originated for Sale:

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:

(In Thousands)	As of June 30,
	2012	2011	2010

Loans serviced for Freddie Mac	$ 4,727	$ 3,269	$ 3,745
Loans serviced for Fannie Mae	24,063	16,791	18,032
Loans serviced for FHLB – San Francisco	68,013	87,022	110,513
Loans serviced for other investors	2,072	2,269	2,457
Total loans serviced for others	$ 98,875	$ 109,351	$ 134,747

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s consolidated statements of operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2012 and 2011, the Corporation held borrowers’ escrow balances related to loans serviced for others of $302,000 and $330,000, respectively.

In estimating fair values of the MSA at June 30, 2012 and 2011, the Bank used a weighted-average constant prepayment rate (“CPR”) of 26.61% and 19.10%, respectively, and a weighted-average discount rate of 9.10% and 9.02%, respectively.  The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $327,000 and a fair value of $398,000 at June 30, 2012.  This compares to the MSA at June 30, 2011 which had a carrying value of $354,000 and a fair value of $589,000.  An allowance may be recorded to adjust the carrying value of each category of MSA to the lower of cost or market.  As of June 30, 2012, a total allowance of $164,000 was required for four categories of MSA, compared to a total allowance of $76,000 from three categories of MSA as of June 30, 2011.  Total additions to the MSA during the years ended June 30, 2012, 2011 and 2010 were $106,000, $16,000 and $18,000, respectively.  Total amortization of the MSA during the years ended June 30, 2012, 2011 and 2010 was $45,000, $45,000 and $81,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis as described in Note 1 under PBM activities.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following table summarizes the Corporation’s MSA for years ended June 30, 2012 and 2011.

	Year Ended June 30,
(Dollars In Thousands)	2012	2011
MSA balance, beginning of fiscal year	$ 430	$ 459
Additions	106	16
Amortization	(45)	(45)
MSA balance, end of fiscal year, before allowance	491	430
Allowance	(164)	(76)
MSA balance, end of fiscal year	$ 327	$ 354

Fair value, beginning of fiscal year	$ 589	$ 725
Fair value, end of fiscal year	$ 398	$ 589

Allowance, beginning of fiscal year	$ 76	$ 82
Impairment provision (recovery)	88	(6)
Allowance, end of fiscal year	$ 164	$ 76

Key Assumptions:
Weighted-average discount rate	9.10%	9.02%
Weighted-average prepayment speed	26.61%	19.10%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2013	$ 136
2014	96
2015	66
2016	36
2017	18
Thereafter	139
Total estimated amortization expense	$ 491

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2012 and 2011.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2012	2011
MSA net carrying value	$ 327	$ 354

CPR assumption (weighted-average)	26.61%	19.10%
Impact on fair value with 10% adverse change in prepayment speed	$ (18)	$ (19)
Impact on fair value with 20% adverse change in prepayment speed	$ (34)	$ (37)

Discount rate assumption (weighted-average)	9.10%	9.02%
Impact on fair value with 10% adverse change in discount rate	$ (11)	$ (20)
Impact on fair value with 20% adverse change in discount rate	$ (21)	$ (39)

The Corporation also has also recorded interest-only strips with a fair value of $130,000, comprised of gross unrealized gains of $127,000 and an unamortized cost of $3,000 at June 30, 2012.   This compares to interest-only strips at June 30, 2011 with a fair value of $200,000, comprised of gross unrealized gains of $197,000 and an unamortized cost of $3,000.  There were no additions to interest-only strips during fiscal 2012, 2011 or 2010.  Total amortization of the interest-only strips during the years ended June 30, 2012, 2011 and 2010 were $1,000, $1,000 and $48,000, respectively.

Loans sold consisted of the following for the periods indicated:

(In Thousands)	Year Ended June 30,
	2012	2011	2010

Loans sold:
Servicing – released	$ 2,460,281	$ 2,115,845	$ 1,778,684
Servicing – retained	13,121	1,999	2,541
Total loans sold	$ 2,473,402	$ 2,117,844	$ 1,781,225

During the years ended June 30, 2012, 2011 and 2010, the Corporation sold 43%, 45% and 65%, respectively, of its loans originated for sale to a single investor, other than Freddie Mac or Fannie Mae.  If the Corporation is unable to sell loans to its primary investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Loans held for sale, at fair value, at June 30, 2012 and 2011 consisted of the following:

(In Thousands)	June 30,
	2012	2011

Fixed rate	$ 228,070	$ 182,103
Adjustable rate	3,569	9,575
Total loans held for sale, at fair value	$ 231,639	$ 191,678

5.	Real Estate Owned:

Real estate owned at June 30, 2012 and 2011 consisted of the following:

(In Thousands)	June 30,
	2012	2011

Real estate owned	$ 5,731	$ 9,573
Allowance for estimated real estate owned losses	(242)	(1,244)
Total real estate owned, net	$ 5,489	$ 8,329

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2012, real estate owned was comprised of 24 properties, primarily single-family residences located in Southern California.  This compares to 54 real estate owned properties at June 30, 2011, primarily single-family residences located in Southern California.

During fiscal 2012, the Bank acquired 68 real estate owned properties in the settlement of loans and sold 98 properties for a net loss of $287,000.  In fiscal 2011, the Bank acquired 113 real estate owned properties in the settlement of loans and sold 136 properties for a net gain of $185,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the years ended June 30, 2012, 2011 and 2010 consisted of the following:

(In Thousands)	Year Ended June 30,
	2012	2011	2010

Net (losses) gains on sale	$ (287)	$ 185	$ 2,692
Net operating expenses	(835)	(1,702)	(2,072)
Recovery (provision) for estimated losses	1,002	166	(604)
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	$ (120)	$ (1,351)	$ 16

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

6.	Premises and Equipment:

Premises and equipment at June 30, 2012 and 2011 consisted of the following:

(In Thousands)	June 30,
	2012	2011

Land	$ 2,853	$ 2,501
Buildings	7,922	7,197
Leasehold improvements	2,814	2,354
Furniture and equipment	4,960	4,823
Automobiles	123	124
	18,672	16,999
Less accumulated depreciation and amortization	(12,072)	(12,194)
Total premises and equipment, net	$ 6,600	$ 4,805

Depreciation and amortization expense for the years ended June 30, 2012, 2011 and 2010 amounted to $800,000, $806,000 and $902,000, respectively.

7.	Deposits:

Deposits at June 30, 2012 and 2011 consisted the following:

(Dollars in Thousands)	June 30, 2012		June 30, 2011
	Interest Rate	Amount	Interest Rate	Amount

Checking deposits – non interest-bearing	-	$ 55,688	-	$ 45,437
Checking deposits – interest-bearing (1)	0% - 0.30%	204,524	0% - 0.50%	185,229
Savings deposits (1)	0% - 1.00%	226,051	0% - 1.73%	208,799
Money market deposits (1)	0% - 2.00%	29,382	0% - 2.00%	32,838
Time deposits (1)
Under $100 (2)	0.00% - 4.88%	231,533	0.00% - 4.88%	251,383
$100 and over	0.25% - 4.88%	214,233	0.50% - 4.88%	222,081
Total deposits		$ 961,411		$ 945,767
Weighted-average interest rate on deposits		0.76%		1.00%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)	Includes brokered deposits of $7.1 million and $12.2 million at June 30, 2012 and 2011, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The aggregate annual maturities of time deposits at June 30, 2012 and 2011were as follows:

(In Thousands)	June 30,
	2012	2011

One year or less	$ 223,696	$ 284,514
Over one to two years	162,168	105,034
Over two to three years	37,158	38,072
Over three to four years	12,077	32,412
Over four to five years	9,049	11,812
Over five years	1,618	1,620
Total time deposits	$ 445,766	$ 473,464

Interest expense on deposits for periods indicated is summarized as follows:

(In Thousands)	Year Ended June 30,
	2012	2011	2010

Checking deposits – interest-bearing	$ 481	$ 807	$ 1,109
Savings deposits	763	1,142	1,891
Money market deposits	156	212	287
Time deposits	7,015	8,099	12,213
Total interest expense on deposits	$ 8,415	$ 10,260	$ 15,500

The Corporation is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2012 and 2011 were sufficient to cover the reserve requirements.

8.	Borrowings:

Advances from the FHLB – San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2012 and 2011 of $819.4 million and $923.1 million, respectively.  In addition, the Bank pledged investment securities totaling $1.1 million at June 30, 2012 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $985,000 at June 30, 2011.  At June 30, 2012, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $450.4 million as compared to $468.6 million at June 30, 2011 which was similarly limited.  As of June 30, 2012 and 2011, the remaining/available borrowing facility was $310.9 million and $245.9 million, respectively, and the remaining/available collateral was $409.0 million and $372.9 million, respectively.  As of June 30, 2012 and 2011, the Bank has also secured a $20.2 million and $23.1 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $21.2 million and $24.3 million, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Borrowings at June 30, 2012 and 2011 consisted of the following:

(In Thousands)	June 30,
	2012	2011

FHLB – San Francisco advances	$ 126,546	$ 206,598

In addition to the total borrowings described above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2012 and 2011 were $10.0 million and $13.0 million, respectively; and the outstanding MPF credit enhancement at these dates was $3.0 million and $3.1 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held the required stock investment of $9.4 million and excess capital stock of $12.9 million at June 30, 2012, as compared to the required investment of $14.0 million and excess investment of $13.0 million at June 30, 2011.

In fiscal 2012 and 2011, the FHLB – San Francisco redeemed $4.7 million and $4.8 million of excess capital stock.  In fiscal 2012, 2011 and 2010, the FHLB – San Francisco distributed $99,000, $110,000 and $112,000 of cash dividends, respectively, to the Bank.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2012	2011	2010

Balance outstanding at the end of year:
FHLB – San Francisco advances	$ 126,546	$ 206,598	$ 309,647

Weighted-average rate at the end of year:
FHLB – San Francisco advances	3.53%	3.77%	4.13%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 216,577	$ 309,643	$ 456,688

Average short-term borrowings during the year
with respect to (1):
FHLB – San Francisco advances	$ 57,500	$ 110,833	$ 103,833

Weighted-average short-term borrowing rate during the year
with respect to (1):
FHLB – San Francisco advances	3.54%	4.32%	4.23%

(1) Borrowings with a remaining term of 12 months or less.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The aggregate annual contractual maturities of borrowings at June 30, 2012 and 2011 are as follows:

(Dollars in Thousands)	June 30,
	2012	2011

Within one year	$ 20,000	$ 90,000
Over one to two years	65,000	20,000
Over two to three years	-	65,000
Over three to four years	-	-
Over four to five years	-	-
Over five years	41,546	31,598
Total borrowings	$ 126,546	$ 206,598
Weighted average interest rate	3.53%	3.77%

9.	Income Taxes:

The Corporation utilizes the asset and liability method of accounting for income taxes whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  The provision for income taxes for the periods indicated consisted of the following:

(In Thousands)	Year Ended June 30,
	2012	2011	2010

Current:
Federal	$ 4,984	$ 4,484	$ (1,601)
State	1,662	1,643	(155)
	6,646	6,127	(1,756)
Deferred:
Federal	947	2,911	2,189
State	335	1,011	307
	1,282	3,922	2,496
Provision for income taxes	$ 7,928	$ 10,049	$ 740

The Corporation’s tax benefit from non qualified equity compensation in fiscal 2012 was $9,000, while there were no deferred tax benefits from non-qualified equity compensation in fiscal 2011 or 2010.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income (loss) before income taxes as a result of the following differences for the periods indicated:
	Year Ended June 30,
	2012		2011		2010
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$6,558	35.0%	$8,144	35.0%	$649	35.0%
State income tax	1,300	6.9	1,638	7.0	111	6.0
Changes in taxes resulting from:
Bank-owned life insurance	(66)	(0.4)	(70)	(0.3)	(70)	(3.8)
Non-deductible expenses	33	0.2	31	0.1	25	1.4
Non-deductible stock-based compensation	110	0.6	172	0.8	26	1.4
Other	(7)	-	134	0.6	(1)	(0.1)
Effective income tax	$7,928	42.3%	$10,049	43.2%	$740	39.9%

Deferred tax assets at June 30, 2012 and 2011 by jurisdiction were as follows:

(In Thousands)	June 30,
	2012	2011

Deferred taxes – federal	$ 5,873	$ 6,812
Deferred taxes – state	2,775	3,109
Total net deferred tax assets	$8,648	$ 9,921

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Net deferred tax assets at June 30, 2012 and 2011 were comprised of the following:

(In Thousands)	June 30,
	2012	2011

Loss reserves	$ 13,858	$ 15,194
Non-accrued interest	237	248
Deferred compensation	3,425	3,282
Accrued vacation	281	226
Depreciation	28	-
State taxes	181	27
Other	159	17
Total deferred tax assets	18,169	18,994

FHLB – San Francisco stock dividends	(3,015)	(3,655)
Unrealized gain on derivative financial instruments, at fair value	(1,238)	(603)
Unrealized gain on loans held for sale, at fair value	(2,133)	(2,844)
Unrealized gain on investment securities	(399)	(379)
Unrealized gain on interest-only strips	(53)	(83)
Deferred loan costs	(2,683)	(1,434)
Depreciation	-	(75)
Total deferred tax liabilities	(9,521)	(9,073)
Net deferred tax assets	$ 8,648	$ 9,921
The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition.  The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income.  This criteria takes into account the actual earnings and the estimates of profitability.  The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years.  At June 30, 2012, the Corporation had no federal and $4.1 million in state net tax loss carryforwards.  Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2012 and 2011 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

In the quarter ended June 30, 2012, the Corporation recorded an $825,000 tax liability as a result of a prior period adjustment for fiscal 2009 and an $825,000 charge against retained earnings in stockholders’ equity, pursuant to ASC 740-10: “Income Taxes,” see Note 1 on “Income taxes.”

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 30, 2012, 2011, and 2010 is as follows (in thousands):

	2012	2011	2010
Balance at July 1	$ 1,961	$ 1,961	$ 1,961
Additions based on tax positions related to the current year	-	-	-
Addition for tax positions of prior years	-	-	-
Reduction for tax positions of prior years	-	-	-
Settlements	-	-	-
Balance at June 30	$ 1,961	$ 1,961	$ 1,961

Retained earnings at June 30, 2012 included approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million had not been provided.  If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate.  If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 Leverage Capital (as defined) to Total Assets (as defined) and of Tier 1 and Total Risk-Based Capital (as defined in the regulations) to Risk-Weighted Assets (as defined).  Management believes, as of June 30, 2012 and 2011, that the Bank met all its capital adequacy requirements.

As of June 30, 2012 and 2011, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum Tier 1 Leverage Capital (to total assets), Tier 1 Risk-Based Capital (to risk-weighted assets) and Total Risk-Based Capital (to risk-weighted assets), as set forth in the following table.  Management is not aware of any conditions or events since the notification that have changed the Bank’s category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.  In fiscal 2012, the Bank declared $8.0 million of cash dividends to its parent, the Corporation; in fiscal 2011 and 2010, the Bank did not declare cash dividends to its parent.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Federal regulations require that institutions with investments in subsidiaries conducting real estate investment and joint venture activities maintain sufficient capital over the minimum regulatory requirements.  The Bank maintains capital in excess of the minimum requirements.

The Bank’s actual capital amounts and ratios as of June 30, 2012 and 2011 were as follows:
(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2012
Tier 1 Leverage Capital	$ 141,831	11.26%	$ 50,400	> 4.0%	$ 63,000	> 5.0%
Tier 1 Risk-Based Capital	$ 141,831	17.53%	N/A	N/A	$ 48,555	> 6.0%
Total Risk-Based Capital	$ 152,087	18.79%	$ 64,740	> 8.0%	$ 80,925	> 10.0%

As of June 30, 2011
Tier 1 Leverage Capital	$ 137,528	10.47%	$ 52,522	> 4.0%	$ 65,652	> 5.0%
Tier 1 Risk-Based Capital	$ 134,477	16.22%	N/A	N/A	$ 49,755	> 6.0%
Total Risk-Based Capital	$ 144,917	17.48%	$ 66,340	> 8.0%	$ 82,925	> 10.0%

11.	Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $563,000, $451,000 and $378,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2012 and 2011, the accrued liability of the post-retirement compensation agreements was $3.9 million and $3.6 million, respectively; costs are being accrued and expensed annually.  For fiscal 2012 and 2011, the accrued expense for these liabilities was $318,000 and $235,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2012 and 2011, the total outstanding cash surrender value of the BOLI was $6.3 million and $6.2 million, respectively.  For fiscal 2012, 2011 and 2010, the total non-taxable income from the BOLI was $236,000, $242,000 and $240,000, respectively.

Employee Stock Ownership Plan

A leveraged ESOP was established on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.  The ESOP borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

conversion.  The loan was paid off as of March 31, 2011 and all of the shares have been allocated to the eligible participants.  Shares purchased with the loan proceeds were held in an unearned ESOP account and released on a pro-rata basis based on the distribution schedule and repayment of the ESOP loan.  The loan was principally repaid from the Corporation’s contributions to the ESOP over a period of 15 years.  Contributions to the ESOP and share releases from the unearned ESOP account were allocated among participants on the basis of compensation, as described in the plan, in the year of allocation.  As of June 30, 2012, there were no unallocated shares remaining in the ESOP.

Subsequent to the repayment of the ESOP loan described previously, the ESOP has become an unleveraged plan which recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2012, 2011 and 2010 was $375,000, $304,000 and $323,000, respectively.  The ESOP shares are allocated every calendar year end and the total shares allocated at December 31, 2011, 2010 and 2009 were 60,000 shares, 60,867 shares and 60,867 shares, respectively.

12.	Incentive Plans:

As of June 30, 2012, the Corporation had four share-based compensation plans, which are described below.  These plans include the 2010 Equity Incentive Plan, the 2006 Equity Incentive Plan, the 2003 Stock Option Plan and the 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $1.3 million, $958,000 and $1.0 million for the years ended June 30, 2012, 2011 and 2010, respectively.  There was no income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation plans for years ended June 30, 2012, 2011 or 2010.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock options on the particular grant date.
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected volatility range	- %	55.4%	- %
Weighted-average volatility	- %	55.4%	- %
Expected dividend yield	- %	1.6%	- %
Expected term (in years)	-	7.1	-
Risk-free interest rate	- %	2.3%	- %

There was no activity in fiscal 2012, except for the exercise of 9,000 stock options.  A total of 412,000 options were granted in fiscal 2011 with a 50% vesting after two years and 50% vesting after four years.  The weighted-average fair value of options granted as of the grant date was $3.64 per option, while no options were forfeited or exercised during fiscal 2011.    There was no activity in fiscal 2010, except for the forfeiture of 300 stock options.  As of both June 30, 2012 and 2011, there were 184,450 options, available for future grants under the Plans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following is a summary of stock option activity during the years ended June 30, 2012, 2011 and 2010 are presented below:

Equity Incentive Plan – Stock Options	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	355,100	$ 17.46
Granted	-	$ -
Exercised	-	$ -
Forfeited	(300)	$ 28.31
Outstanding at June 30, 2010	354,800	$ 17.45	7.38	$ -
Vested and expected to vest at June 30, 2010	292,170	$ 18.42	7.31	$ -
Exercisable at June 30, 2010	104,280	$ 28.31	6.61	$ -

Outstanding at July 1, 2010	354,800	$ 17.45
Granted	412,000	$ 7.43
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2011	766,800	$ 12.07	8.31	$ 321
Vested and expected to vest at June 30, 2011	370,610	$ 16.59	6.98	$ 173
Exercisable at June 30, 2011	139,040	$ 28.31	5.61	$ -

Outstanding at July 1, 2011	766,800	$ 12.07
Granted	-	$ -
Exercised	(9,000)	$ 7.03
Forfeited	-	$ -
Outstanding at June 30, 2012	757,800	$ 12.13	7.32	$ 2,463
Vested and expected to vest at June 30, 2012	660,800	$ 12.82	7.08	$ 2,066
Exercisable at June 30, 2012	345,800	$ 17.73	5.35	$ 774

The weighted-average grant-date fair value of options granted during the years ended June 30, 2011 a was $3.64 per share.  No stock options were granted in fiscal 2012 and 2010.  As of June 30, 2012 and 2011, there was $1.2 million and $1.6 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.0 years and 3.4 years, respectively.  The forfeiture rate during fiscal 2012 and 2011 was 20 percent and 25 percent, respectively, calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

In fiscal 2012, no restricted stock was awarded or forfeited while 111,500 shares were vested and distributed.  In fiscal 2011, a total of 146,000 shares of restricted stock were awarded with a 50% vesting after two years and 50% vesting after four years.  No shares were forfeited and 12,000 shares were vested and distributed.  In fiscal 2010, no restricted stock was awarded or forfeited while 12,000 shares were vested and distributed.  As of both June 30, 2012 and 2011, there were 168,100 shares of restricted stock available for future awards.

A summary of the Corporation’s restricted stock activity during the years ended June 30, 2012, 2011 and 2010 are presented below:

Equity Incentive Plan - Restricted Stock	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2009	136,300	$ 11.67
Awarded	-	$ -
Vested and distributed	(12,000)	$ 25.93
Forfeited	-	$ -
Unvested at June 30, 2010	124,300	$ 10.29
Expected to vest at June 30, 2010	93,225	$ 10.29

Unvested at July 1, 2010	124,300	$ 10.29
Awarded	146,000	$ 7.07
Vested and distributed	(12,000)	$ 25.93
Forfeited	-	$ -
Unvested at June 30, 2011	258,300	$ 7.75
Expected to vest at June 30, 2011	193,725	$ 7.75

Unvested at July 1, 2011	258,300	$ 7.75
Awarded	-	$ -
Vested and distributed	(111,500)	$ 8.56
Forfeited	-	$ -
Unvested at June 30, 2012	146,800	$ 7.13
Expected to vest at June 30, 2012	117,440	$ 7.13

As of June 30, 2012 and 2011, the unrecognized compensation expense under the Plans was $820,000 and $1.4 million, respectively.  The expense is expected to be recognized over a weighted-average period of 3.0 years for both years.  Similar to options, the forfeiture rate for the restricted stock compensation expense calculations for fiscal 2012 and 2011 was 20 percent and 25 percent, respectively.  The fair value of shares vested and distributed during the years ended June 30, 2012, 2011 and 2010 was $922,000, $83,000 and $38,000, respectively.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

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

In fiscal 2012, 2011 and 2010, there was no activity under the Stock Option Plans, except 62,700 and 67,500 stock options expired in fiscal 2012 and 2011, respectively.  As of both June 30, 2012 and 2011, there were 14,900 options available for future grants under the Stock Option Plans.

The following is a summary of stock option activity under the Stock Option Plans for the periods indicated:

Stock Option Plans	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2010	550,400	$ 20.52	3.61	$ -
Vested and expected to vest at June 30, 2010	536,050	$ 20.41	3.53	$ -
Exercisable at June 30, 2010	493,000	$ 20.03	3.26	$ -

Outstanding at July 1, 2010	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Expired	(67,500)	$ 8.28
Outstanding at June 30, 2011	482,900	$ 22.23	3.06	$ -
Vested and expected to vest at June 30, 2011	474,700	$ 22.20	3.02	$ -
Exercisable at June 30, 2011	450,100	$ 22.11	2.87	$ -

Outstanding at July 1, 2011	482,900	$ 22.23
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Expired	(62,700)	$ 9.67
Outstanding at June 30, 2012	420,200	$ 24.11	2.47	$ -
Vested and expected to vest at June 30, 2012	418,200	$ 24.13	2.46	$ -
Exercisable at June 30, 2012	410,200	$ 24.21	2.41	$ -

As of June 30, 2012 and 2011, there was $1,000 and $87,000 of unrecognized compensation expense, respectively, related to non-vested share-based compensation arrangements granted under the Stock Option Plans.  The expense is

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

expected to be recognized over a weighted-average period of 0.1 years and 0.7 years, respectively.  The forfeiture rate during fiscal 2012 and 2011 was 20 percent and 25 percent, respectively, which was calculated based on the historical experience of all fully vested stock option grants and is reviewed annually.

13.	Earnings Per Share:

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the fiscal year.  Diluted EPS reflects the potential dilution that could occur if securities, restricted stock or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation.  There were 1.2 million stock options, 1.2 million stock options and 905,200 stock options outstanding as of June 30, 2012, 2011 and 2010, respectively.  As of June 30, 2012, 2011 and 2010, there were 594,000 stock options, 656,700 stock options and 905,200 stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive with the strike price exceeding the market price.  As of June 30, 2012, 2011 and 2010, there was restricted stock of 800 shares, 12,800 shares and 124,300 shares, respectively, also excluded from the diluted EPS computation as their effect was anti-dilutive.

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 10,810	11,222,797	$ 0.96
Effect of dilutive shares:
Stock options		23,941
Restricted stock		40,467
Diluted EPS	$ 10,810	11,287,205	$ 0.96

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 13,220	11,389,106	$ 1.16
Effect of dilutive shares:
Stock options		554
Restricted stock		25,881
Diluted EPS	$ 13,220	11,415,541	$ 1.16

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 1,115	8,920,775	$ 0.13
Effect of dilutive shares:
Stock options		-
Restricted stock		-
Diluted EPS	$ 1,115	8,920,775	$ 0.13

14.	Commitments and Contingencies:

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

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:

Amount
Year Ending June 30,	(In Thousands)

2013	$ 1,917
2014	1,043
2015	656
2016	479
2017	403
Thereafter	729
Total minimum payments required	$ 5,227

Lease expense under operating leases was approximately $1.9 million, $1.4 million and $1.2 million for the years ended June 30, 2012, 2011 and 2010, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breeched representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of June 30, 2012, the Bank maintained a recourse liability related to these representations and warranties of $5.4 million, which consisted of $2.7 million in non-contingent recourse liability and $2.7 million in contingent recourse liability.  This compares to a recourse liability of $4.1 million at June 30, 2011, comprised of $2.9 million in non-contingent recourse liability and $1.2 million in contingent recourse liability.  In addition, the Bank maintained a recourse liability of $734,000 and $96,000 at June 30, 2012 and 2011, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

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

	June 30,
Commitments	2012	2011
(In Thousands)
Undisbursed lines of credit – Mortgage loans	$ 1,028	$ 1,028
Undisbursed lines of credit – Commercial business loans	1,340	2,867
Undisbursed lines of credit – Consumer loans	863	956
Commitments to extend credit on loans held for investment	1,720	200
Total	$ 4,951	$ 5,051

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement.  These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee.  Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis prior to issuing a commitment.  At

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

June 30, 2012 and 2011, interest rates on commitments to extend credit ranged from 2.75% to 5.00% and 3.38% to 5.75%, respectively.

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

In accordance with ASC 815 and interpretations of the FASB’s Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA-MBS trades and option contracts are recorded at fair value on the consolidated statements of financial condition, and are included in other assets (if the net result is a gain) or other liabilities (if the net result is a loss).  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recognized in the gain on sale of loans on a current basis.

The following table provides information for the years ended June 30, 2012 and 2011 regarding the allowance for loan losses of the undisbursed funds and commitments to extend credit on loans to be held for investment.

	For the Year Ended June 30,
	2012	2011
(In Thousands)

Balance, beginning of the year	$ 94	$ 119
Recovery	(28)	(25)
Balance, end of the period	$ 66	$ 94

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The net impact of derivative financial instruments on the Consolidated Statements of Operations during the years ended June 30, 2012, 2011 and 2010 was as follows:

	For the Year Ended June 30,
Derivative financial instruments	2012	2011	2010
(In Thousands)
Commitments to extend credit on loans to be held for sale	$ 3,343	$ (2,327)	$ 1,649
Mandatory loan sale commitments and TBA-MBS trades	(1,895)	4,028	(4,104)
Put option contracts	(259)	(24)	-
Call option contracts	(101)	-	-
Total gains (losses)	$ 1,088	$ 1,677	$ (2,455)

The outstanding derivative financial instruments at the dates indicated were as follows:

	June 30, 2012		June 30, 2011
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)
Commitments to extend credit on
loans to be held for sale (1)	$ 220,357	$ 3,981	$ 107,458	$ 638
Best efforts loan sale commitments	(30,498)	-	(8,159)	-
Mandatory loan sale commitments and TBA-MBS trades	(408,636)	(1,316)	(279,856)	579
Put option contracts	(15,000)	36	(13,000)	99
Total	$ (233,777)	$ 2,701	$ (193,557)	$ 1,316

(1)	Net of an estimated 33.8% of commitments at June 30, 2012 and 31.0% of commitments at June 30, 2011, which may not fund.

For fiscal 2012, 2011 and 2010, the estimated volume of commitments to extend credit on loans to be held for sale was $2.63 billion, $2.10 billion and $1.84 billion, respectively; while the estimated volume of loan sale commitments, primarily mandatory commitments in fiscal 2012, 2011 and 2010, was $2.62 billion, $2.10 billion and $1.86 billion, respectively.

16.	Fair Value of Financial Instruments:

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” on July 1, 2009 and elected the fair value option (ASC 825, “Financial Instruments”) on May 28, 2009 on loans originated for sale by PBM.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following table describes at June 30, 2012 and 2011 the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of June 30, 2012:
Loans held for sale, measured at fair value	$ 231,639	$ 220,849	$ 10,790

As of June 30, 2011:
Loans held for sale, measured at fair value	$ 191,678	$ 185,474	$ 6,204

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, mandatory loan sale commitments, TBA-MBS trades and option contracts.  The fair value of TBA-MBS trades is determined using quoted secondary-market prices (Level 2).  The fair values of other derivative financial instruments are determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment (Level 3).

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan (Level 2).

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, the fair value is derived from historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3), or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy, of which the charge-off will occur when the loan becomes 60 days delinquent (Level 2).  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

The Corporation uses the amortization method for its MSA, which amortizes the MSA in proportion to and over the period of estimated net servicing income and assesses the MSA for impairment based on fair value at each reporting date.  The fair value of MSA is calculated using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted-average coupon rates and the estimated average life (Level 3).

The rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  The fair value of interest-only strips is calculated using the same assumptions that are used to value the related MSA (Level 3).

The fair value of real estate owned is derived from the lower of the appraised value at the time of foreclosure or the listing price, gross of disposition costs (Level 2).

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following fair value hierarchy tables present information at June 30, 2012 and 2011 about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 12,314	$ -	$ 12,314
U.S. government sponsored enterprise MBS	-	9,342	-	9,342
Private issue CMO	-	-	1,242	1,242
Investment securities	-	21,656	1,242	22,898

Loans held for sale, at fair value	-	231,639	-	231,639
Interest-only strips	-	-	130	130

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	3,998	3,998
Mandatory loan sale commitments	-	-	38	38
TBA-MBS trades	-	121	-	121
Put option contracts	-	-	36	36
Derivative assets	-	121	4,072	4,193
Total assets	$ -	$ 253,416	$ 5,444	$ 258,860

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 17	$ 17
Mandatory loan sale commitments	-	-	201	201
TBA-MBS trades	-	1,274	-	1,274
Derivative liabilities	-	1,274	218	1,492
Total liabilities	$ -	$ 1,274	$ 218	$ 1,492

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 14,409	$ -	$ 14,409
U.S. government sponsored enterprise MBS	-	10,417	-	10,417
Private issue CMO	-	-	1,367	1,367
Investment securities	-	24,826	1,367	26,193

Loans held for sale, at fair value	-	191,678	-	191,678
Interest-only strips	-	-	200	200

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	797	797
Mandatory loan sale commitments	-	-	403	403
TBA-MBS trades	-	252	-	252
Put option contracts	-	-	99	99
Derivative assets	-	252	1,299	1,551
Total assets	$ -	$ 216,756	$ 2,866	$ 219,622

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 159	$ 159
TBA-MBS trades	-	76	-	76
Derivative liabilities	-	76	159	235
Total liabilities	$ -	$ 76	$ 159	$ 235

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

There were no transfers between level 1 and 2 during the years indicated below.  The following tables are reconciliations at the dates indicated of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at July 1, 2011	$ 1,367	$ 200	$ 638	$ 403	$ 99	$ 2,707
Total gains or (losses) (realized/unrealized):
Included in earnings	-	-	39,309	(932)	(360)	38,017
Included in other comprehensive income	29	(70)	-	-	-	(41)
Purchases	-	-	-	(163)	305	142
Issuances	-	-	(3,257)	-	-	(3,257)
Settlements	(154)	-	(32,709)	529	(8)	(32,342)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at June 30, 2012	$ 1,242	$ 130	$ 3,981	$ (163)	$ 36	$ 5,226

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at July 1, 2010	$ 1,515	$ 248	$ 638	$ (354)	$ -	$ 4,374
Total gains or (losses) (realized/unrealized):
Included in earnings	-	(1)	30,776	442	(24)	31,193
Included in other comprehensive income	55	(47)	-	-	-	8
Purchases	-	-	-	403	123	526
Issuances	-	-	(2,184)	-	-	(2,184)
Settlements	(203)	-	(30,919)	(88)	-	(31,210)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at June 30, 2011	$ 1,367	$ 200	$ 638	$ 403	$ 99	$ 2,707

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 10,335	$ 25,006	$ 35,341
MSA	-	-	227	227
Real estate owned (1)	-	5,976	-	5,976
Total	$ -	$ 16,311	$ 25,233	$ 41,544

(1) Amounts are based on collateral value as a practical expedient for fair value, and excludes estimated selling costs where determined.

	Fair Value Measurement at June 30, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 24,215	$ 13,187	$ 37,402
MSA	-	-	322	322
Real estate owned (1)	-	9,033	-	9,033
Total	$ -	$ 33,248	$ 13,509	$ 46,757

(1) Amounts are based on collateral value as a practical expedient for fair value, and excludes estimated selling costs where determined.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2012 (dollars in thousands):
	Fair Value As of June 30, 2012	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$ 1,242	Discounted cash flow	Probability of default Loss severity Prepayment speed	1.8% – 2.8% (2.4%) 36.9% - 37.7% (37.4%) 2.3% – 5.7% (3.5%)	Decrease Decrease Decrease

Non-performing loans	$ 25,006	Discounted cash flow or broker priced opinion	Default rates Collateral value Los severity	100% NM (5) 0 – 100%	Decrease Increase Decrease

MSA	$ 227	Discounted cash flow	Prepayment speed (CPR) Discount rate	5.6% - 60.0% (26.6%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$ 130	Discounted cash flow	Prepayment speed (CPR) Discount rate	4.8% - 37.2% (24.2%) 9.0% - 9.0% (9.0%)	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$ 3,998	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	99.3% – 104.6% (102.2%) of par 20% - 70% (34%)	Decrease Decrease

Mandatory loan sale commitments	$ 38	Relative value analysis	Investor quotes TBA-MBS broker quotes Roll-forward costs (4)	101.5% – 105.6% (104.1%) of par 103.4% – 103.4% (103.4%) of par 0.01% - 0.05% (0.01%)	Decrease Decrease Decrease

Put options	$ 36	Relative value analysis	Broker quotes	104.8% – 104.8% (104.8%) of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$ 17	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.5% – 103.4% (101.3%) of par 20% - 70% (34%)	Decrease Decrease

Mandatory loan sale commitments	$ 201	Relative value analysis	Investor quotes TBA-MBS broker quotes Roll-forward costs (4)	101.5% – 107.2% (104.1%) of par 103.4% – 109.6% (106.4%) of par 0.01% - 0.05% (0.01%)	Decrease Decrease Decrease

(1)	The range is based on the historical estimated fair values and management estimates.
(2)
Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(3)	The percentage of commitments to extend credit on loans to be held for sale which management has estimated may not fund.
(4)	An estimated cost to roll forward the mandatory loan sale commitments which management has estimated may not be delivered to the corresponding investors in a timely manner.
(5)
Broker priced opinions are conducted every 90 days.  Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the followings: Probability of default, loss severity, constant prepayment speeds, discount rates, TBA-MBS broker quotes, fallout ratios, investor quotes and roll-forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2012 and 2011 were as follows (dollars in thousands):

June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$ 145,136	$ 145,136	$ 145,136	-	$ -
Investment securities	$ 22,898	$ 22,898	-	$ 21,656	$ 1,242
Loans held for investment, net	$ 796,836	$ 801,081	-	-	$ 801,081
Loans held for sale, at fair value	$ 231,639	$ 231,639	-	-	$ 231,639
FHLB – San Francisco stock	$ 22,255	$ 22,255	-	$ 22,255	-

Financial liabilities:
Deposits	$ 961,411	$ 948,985	-	-	$ 948,985
Borrowings	$ 126,546	$ 134,936	-	-	$ 134,936

June 30, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$ 142,550	$ 142,550	$ 142,550	-	$ -
Investment securities	$ 26,193	$ 26,193	-	$ 24,826	$ 1,367
Loans held for investment, net	$ 881,610	$ 886,711	-	-	$ 886,711
Loans held for sale, at fair value	$ 191,678	$ 191,678	-	-	$ 191,678
FHLB – San Francisco stock	$ 26,976	$ 26,976	-	$ 26,976	-

Financial liabilities:
Deposits	$ 945,767	$ 934,494	-	-	$ 934,494
Borrowings	$ 206,598	$ 214,992	-	-	$ 214,992

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

FHLB – San Francisco stock: The carrying amount reported for FHLB – San Francisco stock approximates fair value. When redeemed, the Corporation will receive an amount equal to the par value of the stock.

Deposits: The fair value of time deposits is estimated using a discounted cash flow calculation. The discount rate is based upon rates currently offered for deposits of similar remaining maturities.  The fair value of transaction accounts (checking, money market and savings accounts) is based on management estimates, consistent with current market conditions.

Borrowings: The fair value of borrowings has been estimated using a discounted cash flow calculation.  The discount rate on such borrowings is based upon rates currently offered for borrowings of similar remaining maturities.

The Corporation has various processes and controls in place to ensure that fair value is reasonably estimated.  The Corporation generally determines fair value of their Level 3 assets and liabilities by using internally developed models which primarily utilize discounted cash flow techniques and prices obtained from independent management services or brokers.  The Corporation performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.  The fair values of investment securities, commitments to extend credit on loans held for sale, mandatory commitments and option contracts are determined from the independent management services or brokers; while the fair value of MSA and interest only strips are determined using the internally developed models which are based on discounted cash flow analysis.  The fair value of non-performing loans is determined by calculating discounted cash flows, collectively evaluated allowances or collateral value, less selling costs.

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the year ended June 30, 2012, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

17.	Reportable Segments:

The segment reporting is organized consistent with the Corporation’s executive summary and operating strategy. The business activities of the Corporation consist primarily of Provident Bank and Provident Bank Mortgage, a division of the Bank.  Provident Bank operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  Provident Bank Mortgage operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The following table and discussion explain the results of the Corporation’s two major reportable segments, Provident Bank and Provident Bank Mortgage.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

The following tables illustrate the Corporation’s operating segments for the years ended June 30, 2012, 2011 and 2010, respectively.

(In Thousands)	Year Ended June 30, 2012
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 30,514	$ 6,216	$ 36,730
Provision (recovery) for loan losses	5,932	(155)	5,777
Net interest income, after provision for loan losses	24,582	6,371	30,953

Non-interest income:
Loan servicing and other fees	627	106	733
(Loss) gain on sale of loans, net	(1,057)	39,074	38,017
Deposit account fees	2,438	-	2,438
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(191)	71	(120)
Card and processing fees	1,282	-	1,282
Other	800	-	800
Total non-interest income	3,899	39,251	43,150

Non-interest expense:
Salaries and employee benefits	15,756	23,527	39,283
Premises and occupancy	2,449	1,314	3,763
Operating and administrative expenses	4,903	7,416	12,319
Total non-interest expenses	23,108	32,257	55,365
Income before income taxes	5,373	13,365	18,738
Provision for income taxes	2,309	5,619	7,928
Net income	$ 3,064	$ 7,746	$ 10,810
Total assets, end of fiscal year	$ 1,036,138	$ 224,779	$ 1,260,917

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

(In Thousands)	Year Ended June 30, 2011
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 33,512	$ 4,237	$ 37,749
Provision for loan losses	2,552	2,913	5,465
Net interest income, after provision for loan losses	30,960	1,324	32,284

Non-interest income:
Loan servicing and other fees	832	60	892
(Loss) gain on sale of loans, net	(113)	31,307	31,194
Deposit account fees	2,504	-	2,504
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(1,364)	13	(1,351)
Gain on sale of premises and equipment	1,089	-	1,089
Card and processing fees	1,274	-	1,274
Other	753	2	755
Total non-interest income	4,975	31,382	36,357

Non-interest expense:
Salaries and employee benefits	13,828	16,138	29,966
Premises and occupancy	2,289	981	3,270
Operating and administrative expenses	6,347	5,789	12,136
Total non-interest expenses	22,464	22,908	45,372
Income before income taxes	13,471	9,798	23,269
Provision for income taxes	5,929	4,120	10,049
Net income	$ 7,542	$ 5,678	$ 13,220
Total assets, end of fiscal year	$ 1,125,453	$ 188,271	$ 1,313,724

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

(In Thousands)	Year Ended June 30, 2010
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 36,134	$ 3,444	$ 39,578
Provision for loan losses	21,145	698	21,843
Net interest income, after provision for loan losses	14,989	2,746	17,735

Non-interest income:
Loan servicing and other fees	728	69	797
Gain on sale of loans, net	2	14,336	14,338
Deposit account fees	2,823	-	2,823
Gain on sale of investment securities	2,290	-	2,290
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	111	(95)	16
Card and processing fees	1,110	-	1,110
Other	878	7	885
Total non-interest income	7,942	14,317	22,259

Non-interest expense:
Salaries and employee benefits	12,892	10,487	23,379
Premises and occupancy	2,342	706	3,048
Operating and administrative expenses	7,188	4,524	11,712
Total non-interest expenses	22,422	15,717	38,139
Income before income taxes	509	1,346	1,855
Provision for income taxes	174	566	740
Net income	$ 335	$ 780	$ 1,115
Total assets, end of fiscal year	$ 1,232,072	$ 166,504	$ 1,398,576

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the years ended June 30, 2012, 2011 and 2010 were $3,000, $14,000 and $9,000, respectively.

3.
PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The (loss) gain on sale of loans in the years ended June 30, 2012, 2011 and 2010 was $(2,000), $(1,000) and $7,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the years ended June 30, 2012, 2011 and 2010 were $81,000, $72,000 and $64,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the years ended June 30, 2012, 2011 and 2010 were $240,000, $213,000 and $182,000, respectively.

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the years ended June 30, 2012, 2011 and 2010 were $88,000, $71,000 and $59,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the years ended June 30, 2012, 2011 and 2010 were $169,000, $146,000 and $138,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the years ended June 30, 2012, 2011 and 2010 was $1.5 million, $1.3 million and $1.2 million, respectively.

18.	Holding Company Condensed Financial Information:

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2012 and 2011 and condensed statements of operations and cash flows for the years ended June 30, 2012, 2011 and 2010.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2012	2011

Assets
Cash and cash equivalents	$ 1,968	$ 2,643
Investment in subsidiary	142,758	138,279
Other assets	89	40
	$ 144,815	$ 140,962

Liabilities and Stockholders’ Equity
Other liabilities	$ 38	$ 44
Stockholders’ equity	144,777	140,918
	$ 144,815	$ 140,962

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2012	2011	2010

Interest and other income	$ 13	$ 29	$ 74
General and administrative expenses	750	799	684
Loss before equity in net earnings of the subsidiary	(737)	(770)	(610)
Equity in net earnings of the subsidiary	11,237	13,666	1,469
Income before income taxes	10,500	12,896	859
Benefit from income taxes	(310)	(324)	(256)
Net income	$ 10,810	$ 13,220	$ 1,115

Condensed Statements of Comprehensive Income

Year Ended June 30,
	2012	2011	2010

Net income	$ 10,810	$ 13,220	$ 1,115

Other comprehensive income	-	-	-

Total comprehensive income	$ 10,810	$ 13,220	$ 1,115

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2012	2011	2010

Cash flows from operating activities:
Net income	$ 10,810	$ 13,220	$ 1,115
Adjustments to reconcile net income to net cash
used for operating activities:
Equity in net earnings of the subsidiary	(11,237)	(13,666)	(1,469)
(Increase) decrease in other assets	(49)	311	403
(Decrease) increase in other liabilities	(6)	7	(81)
Net cash used for operating activities	(482)	(128)	(32)

Cash flow from investing activities:
Cash dividend received from the Bank	8,000	-	-
Capital contribution to the Bank	-	-	(12,000)
Net cash (provided by) used for investing activities	8,000	-	(12,000)

Cash flow from financing activities:
ESOP loan payment	-	2	4
Exercise of stock options	72	-	-
Treasury stock purchases	(6,693)	-	-
Cash dividends	(1,572)	(456)	(352)
Proceeds from issuance of common stock	-	-	11,933
Net cash (used for) provided by financing activities	(8,193)	(454)	11,585
Net decrease in cash and cash equivalents	(675)	(582)	(447)
Cash and cash equivalents at beginning of year	2,643	3,225	3,672
Cash and cash equivalents at end of fiscal year	$ 1,968	$ 2,643	$ 3,225

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

19.	Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data for the years ended June 30, 2012 and 2011.

	For Fiscal Year 2012
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2012	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 51,435	$ 12,518	$ 12,454	$ 13,452	$ 13,011
Interest expense	14,705	3,068	3,478	3,946	4,213
Net interest income	36,730	9,450	8,976	9,506	8,798

Provision for loan losses	5,777	2,051	1,622	1,132	972
Net interest income, after provision
for loan losses	30,953	7,399	7,354	8,374	7,826

Non-interest income	43,150	15,980	11,309	7,313	8,548
Non-interest expense	55,365	15,991	14,597	12,474	12,303
Income before income taxes	18,738	7,388	4,066	3,213	4,071

Provision for income taxes	7,928	3,082	1,734	1,359	1,753
Net income	$ 10,810	$ 4,306	$ 2,332	$ 1,854	$ 2,318

Basic earnings per share	$ 0.96	$ 0.39	$ 0.21	$ 0.16	$ 0.20
Diluted earnings per share	$ 0.96	$ 0.39	$ 0.21	$ 0.16	$ 0.20

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2012

	For Fiscal Year 2011
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2011	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 58,689	$ 13,560	$ 14,026	$ 15,200	$ 15,903
Interest expense	20,940	4,503	4,854	5,492	6,091
Net interest income	37,749	9,057	9,172	9,708	9,812

Provision for loan losses	5,465	847	2,693	1,048	877
Net interest income, after provision
for loan losses	32,284	8,210	6,479	8,660	8,935

Non-interest income	36,357	7,261	8,664	10,097	10,335
Non-interest expense	45,372	11,808	11,012	11,342	11,210
Income before income taxes	23,269	3,663	4,131	7,415	8,060

Provision for income taxes	10,049	1,562	1,796	3,160	3,531
Net income	$ 13,220	$ 2,101	$ 2,335	$ 4,255	$ 4,529

Basic earnings per share	$ 1.16	$ 0.18	$ 0.20	$ 0.37	$ 0.40
Diluted earnings per share	$ 1.16	$ 0.18	$ 0.20	$ 0.37	$ 0.40

20.	Subsequent Event:

Cash Dividend

On July 24, 2012, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.05 per share, reflecting a 25 percent increase from the $0.04 per share paid on June 1, 2012.  Shareholders of the Corporation’s common stock at the close of business on August 15, 2012 were entitled to receive the cash dividend, which was paid on September 5, 2012.

Resolution on request for accounting method change

On August 2, 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change attributable to the Corporation’s overstatement of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability.  As a result, the Corporation will reverse the $825,000 tax liability in the quarter ending September 30, 2012, the same quarter in which the tax authorities granted the Corporation’s request.

EXHIBIT INDEX

13	2012 Annual Report to Stockholders

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.