Form 10-Q
period 2012-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2012-11-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No  X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 1, 2012

Common stock, $ 0.01 par value, per share	10,690,585 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2012 and June 30, 2012	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2012 and 2011	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters Ended September 30, 2012 and 2011	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2012 and 2011	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2012 and 2011	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	30
	Safe-Harbor Statement	31
	Critical Accounting Policies	32
	Executive Summary and Operating Strategy	34
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	35
	Comparison of Financial Condition at September 30, 2012 and June 30, 2012	36
	Comparison of Operating Results
	for the Quarters Ended September 30, 2012 and 2011	37
	Asset Quality	43
	Loan Volume Activities	51
	Liquidity and Capital Resources	52
	Commitments and Derivative Financial Instruments	53
	Supplemental Information	53

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	54

ITEM 4 -	Controls and Procedures	55

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	56
ITEM 1A -	Risk Factors	56
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	57
ITEM 3 -	Defaults Upon Senior Securities	57
ITEM 4 -	Mine Safety Disclosures	57
ITEM 5 -	Other Information	57
ITEM 6 -	Exhibits	57

SIGNATURES		59

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	September 30,	June 30,
	2012	2012
Assets
Cash and cash equivalents	$98,489	$145,136
Investment securities – available for sale, at fair value	22,149	22,898
Loans held for investment, net of allowance for loan losses of
$20,118 and $21,483, respectively	776,844	796,836
Loans held for sale, at fair value	307,319	231,639
Accrued interest receivable	3,274	3,277
Real estate owned, net	5,189	5,489
Federal Home Loan Bank (“FHLB”) – San Francisco stock	21,107	22,255
Premises and equipment, net	6,566	6,600
Prepaid expenses and other assets	30,547	26,787

Total assets	$1,271,484	$1,260,917

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$54,653	$55,688
Interest-bearing deposits	902,162	905,723
Total deposits	956,815	961,411

Borrowings	126,533	126,546
Accounts payable, accrued interest and other liabilities	37,318	28,183
Total liabilities	1,120,666	1,116,140

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (40,000,000 shares authorized; 17,647,865 and 17,619,865 shares issued; 10,690,585 and 10,856,027 shares outstanding, respectively)

	176	176
Additional paid-in capital	87,173	86,758
Retained earnings	164,748	156,560
Treasury stock at cost (6,957,280 and 6,763,838 shares, respectively)
	(101,904)	(99,343)
Accumulated other comprehensive income, net of tax	625	626

Total stockholders’ equity	150,818	144,777

Total liabilities and stockholders’ equity	$1,271,484	$1,260,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended
	September 30,	September 30,
	2012	2011
Interest income:
Loans receivable, net	$11,633	$12,749
Investment securities	114	147
FHLB – San Francisco stock	27	18
Interest-earning deposits	73	97
Total interest income	11,847	13,011

Interest expense:
Checking and money market deposits	98	200
Savings deposits	148	225
Time deposits	1,524	1,906
Borrowings	1,141	1,882
Total interest expense	2,911	4,213

Net interest income, before provision for loan losses	8,936	8,798
Provision for loan losses	533	972
Net interest income, after provision for loan losses	8,403	7,826

Non-interest income:
Loan servicing and other fees	338	132
Gain on sale of loans, net	20,595	7,276
Deposit account fees	623	603
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	73	32
Card and processing fees	321	331
Other	209	174
Total non-interest income	22,159	8,548

Non-interest expense:
Salaries and employee benefits	13,185	8,854
Premises and occupancy	1,150	872
Equipment	441	314
Professional expenses	353	433
Sales and marketing expenses	420	199
Deposit insurance premiums and regulatory assessments	339	171
Other	1,438	1,460
Total non-interest expense	17,326	12,303

Income before income taxes	13,236	4,071
Provision for income taxes	4,506	1,753
Net income	$8,730	$2,318

Basic earnings per share	$0.81	$0.20
Diluted earnings per share	$0.80	$0.20
Cash dividends per share	$0.05	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
In Thousands
For the Quarters Ended September 30, 2012 and 2011

	For the Quarters Ended September 30,
	2012	2011

Net income	$8,730	$2,318

Change in unrealized holding loss on securities available for sale	(2)	(74)
Reclassification of (gains) losses to net income	-	-
Other comprehensive loss, before tax	(2)	(74)
Income tax benefit	1	31
Other comprehensive loss	(1)	(43)

Total comprehensive income	$8,729	$2,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information
For the Quarters Ended September 30, 2012 and 2011

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at July 1, 2012	10,856,027	$176	$86,758	$156,560	$(99,343)	$626	$144,777

Net income				8,730			8,730
Other comprehensive loss						(1)	(1)
Purchase of treasury stock	(194,242)				(2,548)		(2,548)
Exercise of stock options	28,000		197				197
Distribution of restricted stock	800						-
Amortization of restricted stock			53				53
Forfeitures of restricted stock			13		(13)		-
Stock options expense			81				81
Tax benefit from non-qualified equity compensation			71				71
Cash dividends				(542)			(542)

Balance at September 30, 2012	10,690,585	$176	$87,173	$164,748	$(101,904)	$625	$150,818

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at July 1, 2011	11,418,654	$176	$85,432	$147,322	$(92,650)	$638	$140,918

Net income				2,318			2,318
Other comprehensive loss						(43)	(43)
Purchase of treasury stock (1)	(79,690)				(666)		(666)
Distribution of restricted stock	100,300						-
Amortization of restricted stock			302				302
Stock options expense			287				287
Cash dividends				(345)			(345)

Balance at September 30, 2011	11,439,264	$176	$86,021	$149,295	$(93,316)	$595	$142,771

(1)	Includes the repurchase of 11,523 shares of distributed restricted stock.

        The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Three Months Ended September 30,

	2012	2011
Cash flows from operating activities:
Net income	$ 8,730	$ 2,318
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	480	452
Provision for loan losses	533	972
(Recovery) provision of losses on real estate owned	(100)	105
Gain on sale of loans, net	(20,595)	(7,276)
Gain on sale of real estate owned, net	(139)	(361)
Stock-based compensation	134	589
Decrease in current and deferred income taxes	4,434	1,721
Tax benefit from non-qualified equity compensation	(71)	-
Increase in cash surrender value of the bank owned life insurance	(47)	(48)
Increase in accounts payable and other liabilities	481	1,751
Decrease (increase) in prepaid expenses and other assets	349	(2,095)
Loans originated for sale	(860,451)	(568,060)
Proceeds from sale of loans	804,897	488,657
Net cash used for operating activities	(61,365)	(81,275)

Cash flows from investing activities:
Decrease in loans held for investment, net	15,782	17,234
Principal payments from investment securities available for sale	762	898
Redemption of FHLB – San Francisco stock	1,148	1,199
Proceeds from sale of real estate owned	4,659	4,793
Purchase of premises and equipment	(202)	(329)
Net cash provided by investing activities	22,149	23,795

Cash flows from financing activities:
(Decrease) increase in deposits, net	(4,596)	16,109
Repayments of long-term borrowings	(13)	(20,012)
Exercise of stock options	197	-
Tax benefit from non-qualified equity compensation	71	-
Cash dividends	(542)	(345)
Treasury stock purchases	(2,548)	(666)
Net cash used for financing activities	(7,431)	(4,914)

Net decrease in cash and cash equivalents	(46,647)	(62,394)
Cash and cash equivalents at beginning of period	145,136	142,550
Cash and cash equivalents at end of period	$ 98,489	$ 80,156
Supplemental information:
Cash paid for interest	$ 2,899	$ 4,301
Cash paid for income taxes	$ -	$ -
Transfer of loans held for sale to held for investment	$ 1,118	$ 856
Real estate acquired in the settlement of loans	$ 5,047	$ 5,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2012 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2012.  The results of operations for the quarter ended September 30, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2011-11:
In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

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

As of September 30, 2012 and 2011, there were outstanding options to purchase 1,138,500 shares and 1,249,700 shares of the Corporation’s common stock, respectively, of which 586,500 shares and 656,700 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2012 and 2011, respectively.

(In Thousands, Except Share Information)	For the Quarter Ended September 30,
	2012	2011
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$8,730	$2,318

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	10,799	11,468

Effect of dilutive securities:
Stock option dilution	116	-
Restricted stock dilution	54	47

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	10,969	11,515

Basic earnings per share	$0.81	$0.20
Diluted earnings per share	$0.80	$0.20

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2012 and 2011, respectively (in thousands).

	For the Quarter Ended September 30, 2012
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 7,333	$ 1,603	$ 8,936
Provision (recovery) for loan losses	855	(322)	533
Net interest income, after provision for loan losses	6,478	1,925	8,403

Non-interest income:
Loan servicing and other fees (1)	303	35	338
Gain on sale of loans, net (2)	29	20,566	20,595
Deposit account fees	623	-	623
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	74	(1)	73
Card and processing fees	321	-	321
Other	209	-	209
Total non-interest income	1,559	20,600	22,159

Non-interest expense:
Salaries and employee benefits	4,757	8,428	13,185
Premises and occupancy	740	410	1,150
Operating and administrative expenses	1,171	1,820	2,991
Total non-interest expense	6,668	10,658	17,326
Income before income taxes	1,369	11,867	13,236
(Benefit) provision for income taxes	(484)	4,990	4,506
Net income	$ 1,853	$ 6,877	$ 8,730
Total assets, end of period	$ 975,121	$ 296,363	$ 1,271,484

(1)	Includes an inter-company charge of $16 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $41 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 7,558	$ 1,240	$ 8,798
Provision for loan losses	709	263	972
Net interest income after provision for loan losses	6,849	977	7,826

Non-interest income:
Loan servicing and other fees	119	13	132
Gain on sale of loans, net (1)	7	7,269	7,276
Deposit account fees	603	-	603
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(32)	64	32
Card and processing fees	331	-	331
Other	174	-	174
Total non-interest income	1,202	7,346	8,548

Non-interest expense:
Salaries and employee benefits	4,189	4,665	8,854
Premises and occupancy	597	275	872
Operating and administrative expenses	940	1,637	2,577
Total non-interest expense	5,726	6,577	12,303
Income before income taxes	2,325	1,746	4,071
Provision for income taxes	1,019	734	1,753
Net income	$ 1,306	$ 1,012	$ 2,318
Total assets, end of period	$ 1,048,520	$ 270,523	$ 1,319,043

(1)	Includes an inter-company charge of $33 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2012 and June 30, 2012 were as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$ 11,479	$ 460	$ -	$ 11,939	$ 11,939
U.S. government sponsored enterprise MBS	8,509	503	-	9,012	9,012
Private issue CMO (2)	1,197	5	(4)	1,198	1,198
Total investment securities	$ 21,185	$ 968	$ (4)	$ 22,149	$ 22,149

(1)	Mortgage-Backed Securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$ 11,854	$ 460	$ -	$ 12,314	$ 12,314
U.S. government sponsored enterprise MBS	8,850	492	-	9,342	9,342
Private issue CMO	1,243	4	(5)	1,242	1,242
Total investment securities	$ 21,947	$ 956	$ (5)	$ 22,898	$ 22,898

In the first quarter of fiscal 2013 and 2012, the Bank received MBS principal payments of $762,000 and $898,000, respectively, and did not purchase or sell investment securities.

The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of September 30, 2012 and June 30, 2012, the gross unrealized holding losses relate to one adjustable rate private issue CMO which has been in an unrealized loss position for more than 12 months.  The unrealized holding losses are primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of September 30, 2012 and June 30, 2012.  The Bank does not believe that there are any other-than-temporary impairments at September 30, 2012 and 2011; therefore, no impairment losses have been recorded for the quarter ended September 30, 2012 and 2011.  The Bank intends and has the ability to hold these CMO investment securities until maturity and will not likely be required to sell the CMO investment securities before realizing a full recovery.

Contractual maturities of investment securities as of September 30, 2012 and June 30, 2012 were as follows:

	September 30, 2012		June 30, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Available for sale

Due in one year or less	$-	$-	$-	$-
Due after one through five years	-	-	-	-
Due after five through ten years	-	-	-	-
Due after ten years	21,185	22,149	21,947	22,898
Total investment securities	$21,185	$22,149	$21,947	$22,898

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

	September 30, 2012	June 30, 2012

Mortgage loans:
Single-family	$ 431,373	$ 439,024
Multi-family	266,398	278,057
Commercial real estate	94,172	95,302
Other	391	755
Commercial business loans	2,310	2,580
Consumer loans	378	506
Total loans held for investment, gross	795,022	816,224

Deferred loan costs, net	1,940	2,095
Allowance for loan losses	(20,118)	(21.483)
Total loans held for investment, net	$ 776,844	$ 796,836

As of September 30, 2012, the Bank had $36.9 million in mortgage loans that are subject to negative amortization, consisting of $25.8 million in multi-family loans, $5.3 million in commercial real estate loans and $5.8 million in single-family loans.  This compares to $40.2 million of negative amortization mortgage loans at June 30, 2012, consisting of $26.7 million in multi-family loans, $7.0 million in commercial real estate loans and $6.5 million in single-family loans.  During the first quarter of fiscal 2013, no loan interest income was added to the negative amortization loan balance, as compared to $13,000 of loan interest income in the comparable period of fiscal 2012.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of September 30, 2012 and June 30, 2012, the interest-only ARM loans were $206.5 million and $214.2 million, or 25.9% and 26.2% of loans held for investment, respectively.

The following table sets forth information at September 30, 2012 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at September 30, 2012, unchanged from June 30, 2012.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 395,265	$ 15,303	$ 8,106	$ 3,024	$ 9,675	$ 431,373
Multi-family	174,678	12,534	50,127	16,534	12,525	266,398
Commercial real estate	61,122	2,552	14,497	760	15,241	94,172
Other	159	-	-	-	232	391
Commercial business loans	1,060	-	-	-	1,250	2,310
Consumer loans	357	-	-	-	21	378
Total loans held for investment, gross	$ 632,641	$ 30,389	$ 72,730	$ 20,318	$ 38,944	$ 795,022

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

In compliance with the regulatory reporting requirements of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method.

The following tables summarize the Corporation’s allowance for loan losses at September 30, 2012 and June 30, 2012:

(In Thousands)	September 30, 2012	June 30, 2012

Collectively evaluated for impairment:
Mortgage loans:
Single-family	$ 14,399	$ 15,189
Multi-family	3,209	3,524
Commercial real estate	1,892	1,810
Other	7	7
Commercial business loans	155	169
Consumer loans	13	13
Total collectively evaluated allowance	19,675	20,712

Individually evaluated for impairment:
Mortgage loans:
Single-family	416	744
Multi-family	27	27
Total individually evaluated allowance	443	771
Total loan loss allowance	$ 20,118	$ 21,483

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses (dollars in thousands):

	Three Months Ended
	September 30,
(Dollars in Thousands)	2012	2011

Allowance at beginning of period	$21,483	$30,482

Provision for loan losses	533	972

Recoveries:
Mortgage loans:
Single-family	70	113
Consumer loans	1	-
Total recoveries	71	113

Charge-offs:
Mortgage loans:
Single-family	(1,967)	(2,861)
Consumer loans	(2)	(2)
Total charge-offs	(1,969)	(2,863)

Net charge-offs	(1,898)	(2,750)
Allowance at end of period	$20,118	$28,704

Allowance for loan losses as a percentage of gross loans held for investment
	2.52%	3.23%

Net charge-offs as a percentage of average loans receivable, net, during the period
	0.72%	1.04%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period
	58.64%	57.61%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses at September 30, 2012 and June 30, 2012:

(In Thousands)	September 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 19,753	$ (4,176)	$ 15,577
Without a related allowance (2)	6,917	-	6,917
Total single-family loans	26,670	(4,176)	22,494
Multi-family:
With a related allowance	1,793	(347)	1,446
Total multi-family loans	1,793	(347)	1,446

Commercial real estate:
With a related allowance	5,445	(817)	4,628
Total commercial real estate loans	5,445	(817)	4,628

Other:
Without a related allowance (2)	159	-	159
Total other loans	159	-	159

Commercial business loans:
With a related allowance	238	(71)	167
Total commercial business loans	238	(71)	167

Total non-performing loans	$ 34,305	$ (5,411)	$ 28,894

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There is no related allowance for loan losses because the loans have been charged-off to their fair value and/or the fair value of the collateral is higher than the loan balance.

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 26,214	$ (5,476)	$ 20,738
Without a related allowance (2)	8,352	-	8,352
Total single-family loans	34,566	(5,476)	29,090
Multi-family:
With a related allowance	1,806	(349)	1,457
Total multi-family loans	1,806	(349)	1,457

Commercial real estate:
With a related allowance	3,820	(573)	3,247
Total commercial real estate loans	3,820	(573)	3,247

Other:
Without a related allowance (2)	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	246	(74)	172
Total commercial business loans	246	(74)	172

Total non-performing loans	$ 40,960	$ (6,472)	$ 34,488

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There is no related allowance for loan losses because the loans have been charged-off to their fair value and/or the fair value of the collateral is higher than the loan balance.

At September 30, 2012 and June 30, 2012, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses, as of September 30, 2012:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 2,912	$ 7,036	$ 3,402	$ 9,144	$ 22,494
Multi-family	-	961	-	485	1,446
Commercial real estate	1,392	1,001	1,729	506	4,628
Other	-	-	-	159	159
Commercial business loans	-	-	128	39	167
Total	$ 4,304	$ 8,998	$ 5,259	$ 10,333	$ 28,894

For the quarters ended September 30, 2012 and 2011, the Corporation’s average investment in non-performing loans was $29.1 million and $36.6 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended September 30, 2012 and 2011, interest income of $1.6 million and $1.5 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $101,000 and $313,000 for the quarters ended September 30, 2012 and 2011, respectively, and was not included in the results of operations.

For the quarter ended September 30, 2012, there were no loans that were modified from their original terms, were re-underwritten and were identified as restructured loans.  This compares to 12 loans for $4.8 million that were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans during the quarter ended September 30, 2011.  During the quarter ended September 30, 2012, one restructured loan with a balance of $437,000 was in default within a 12-month period subsequent to their original restructuring and required an additional provision of $243,000.  This compares to two restructured loans with a total balance of $771,000 during the quarter ended September 30, 2011 that were in default within a 12-month period subsequent to their original restructuring and required an additional provision of $200,000.  Additionally, for the quarter ended September 30, 2012, there were no loans where their modification terms extended beyond the initial maturity of the modification.  For the quarter ended September 30, 2011, one loan for $260,000 had their modification terms extended beyond the initial maturity of the modification.

As of September 30, 2012, the net outstanding balance of the 49 restructured loans was $20.9 million:  6 were classified in accordance with the Bank’s risk rating system as pass and remain on accrual status ($2.3 million); four were classified as special mention and remain on accrual status ($1.9 million); and 39 were classified as substandard ($16.7 million total, with 38 of the 39 loans or $13.9 million on non-accrual status).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Bank to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Bank.  As of September 30, 2012, $13.0 million, or 62 percent, of the restructured loans are current with respect to their payment status.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan for the United States Securities and Exchange Commissions (“SEC”) reporting purposes.  In addition to the payment history described above, multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”) must also demonstrate a combination of the following characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	September 30, 2012	June 30, 2012
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$ 10,662	$ 11,995
Multi-family	485	490
Commercial real estate	2,477	2,483
Other	159	522
Commercial business loans	160	165
Total	13,943	15,655

Restructured loans on accrual status:
Mortgage loans:
Single-family	4,166	6,148
Multi-family	2,755	3,266
Commercial business loans	-	33
Total	6,921	9,447
Total restructured loans	$ 20,864	$ 25,102

The following table shows the restructured loans by type, net of allowance for loan losses, at September 30, 2012 and June 30, 2012:

(In Thousands)	September 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 8,141	$ (724)	$ 7,417
Without a related allowance (2)	7,411	-	7,411
Total single-family loans	15,552	(724)	14,828

Multi-family:
With a related allowance	512	(27)	485
Without a related allowance (2)	2,755	-	2,755
Total multi-family loans	3,267	(27)	3,240

Commercial real estate:
With a related allowance	2,914	(437)	2,477
Total commercial real estate loans	2,914	(437)	2,477

Other:
Without a related allowance (2)	159	-	159
Total other loans	159	-	159

Commercial business loans:
With a related allowance	229	(69)	160
Total commercial business loans	229	(69)	160

Total restructured loans	$ 22,121	$ (1,257)	$ 20,864

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There is no related allowance for loan losses because the loans have been charged-off to their fair value and/or the fair value of the collateral is higher than the loan balance.

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 9,465	$ (486)	$ 8,979
Without a related allowance (2)	9,164	-	9,164
Total single-family loans	18,629	(486)	18,143

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance (2)	3,266	-	3,266
Total multi-family loans	3,783	(27)	3,756

Commercial real estate:
With a related allowance	2,921	(438)	2,483
Total commercial real estate loans	2,921	(438)	2,483

Other:
Without a related allowance (2)	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	236	(71)	165
Without a related allowance (2)	33	-	33
Total commercial business loans	269	(71)	198
Total restructured loans	$ 26,124	$ (1,022)	$ 25,102

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There is no related allowance for loan losses because the loans have been charged-off to their fair value and/or the fair value of the collateral is higher than the loan balance.

During the quarter ended September 30, 2012, eleven properties were acquired in the settlement of loans, while 17 previously foreclosed upon properties were sold.  As of September 30, 2012, real estate owned was comprised of 18 properties with a net fair value of $5.2 million, primarily located in Southern California.  This compares to 24 real estate owned properties, primarily located in Southern California, with a net fair value of $5.5 million at June 30, 2012.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

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

As of September 30, 2012 and June 30, 2012, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $302.0 million and $222.1 million, respectively.

The following table provides information regarding undisbursed funds to borrowers on existing lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	September 30,	June 30,
Commitments	2012	2012
(In Thousands)

Undisbursed lines of credit – Mortgage loans	$ 937	$ 1,028
Undisbursed lines of credit – Commercial business loans	1,300	1,340
Undisbursed lines of credit – Consumer loans	836	863
Commitments to extend credit on loans to be held for investment	2,351	1,720
Total	$ 5,424	$ 4,951

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At September 30, 2012, $8.4 million was included in other assets and $6.0 million was included in other liabilities; at June 30, 2012, $4.0 million was included in other assets and $1.3 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses of the undisbursed funds and commitments to extend credit on loans to be held for investment.

	For the Quarters Ended September 30,
	2012	2011
(In Thousands)

Balance, beginning of the period	$ 66	$ 94
Recovery	-	(1)
Balance, end of the period	$ 66	$ 93

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2012 and 2011 was as follows:

	For the Quarters Ended September 30,
Derivative Financial Instruments	2012	2011
(In Thousands)

Commitments to extend credit on loans to be held for sale	$ 4,389	$ 2,824
Mandatory loan sale commitments and TBA MBS trades	(4,658)	(2,472)
Option contracts	(262)	(154)
Total	$ (531)	$ 198

The outstanding derivative financial instruments at the dates indicated were as follows:

	September 30, 2012		June 30, 2012
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans
to be held for sale (1)	$ 299,625	$ 8,370	$ 220,357	$ 3,981
Best efforts loan sale commitments	(21,651)	-	(30,498)	-
Mandatory loan sale commitments and TBA MBS trades	(512,492)	(5,974)	(408,636)	(1,316)
Put option contracts	45,000	65	(15,000)	36
Total	$ (189,518)	$ 2,461	$ (233,777)	$ 2,701

(1)	Net of 35.5 percent at September 30, 2012 and 33.8 percent at June 30, 2012 of commitments, which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of September 30, 2012, the estimated deferred tax asset was $8.3 million, a $369,000 or four percent decrease, from $8.6 million at June 30, 2012.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at September 30, 2012 or June 30, 2012, other than the 825,000 tax liability at June 30, 2012 related to the prior period adjustment for fiscal 2009 (See Note 1 to the Consolidated Financial Statements on Form 10-K ended June 30, 2012).

On August 2, 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change attributable to the Corporation’s overstatement of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability.  As a result, the Corporation reversed the $825,000 tax liability recorded in the quarter ended June 30, 2012, decreasing the provision for income taxes for the quarter ended September 30, 2012.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  Tax years subsequent to 2009 remain subject to federal examination, while the California state tax returns for years subsequent to 2008 are subject to examination by state taxing authorities.  It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarter ended September 30, 2012, there were no tax penalties or interest charges; while for the quarter ended September 30, 2011, a total of $14,000 in interest charges (related to the State of California tax return for fiscal 2007) was paid with no penalties.

Note 9: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option pursuant to ASC 825, “Financial Instruments” on loans originated for sale by PBM.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “Fair Value Option”) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The following table describes the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of September 30, 2012:
Loans held for sale, measured at fair value	$ 307,319	$ 290,728	$ 16,591

As of June 30, 2012:
Loans held for sale, measured at fair value	$ 231,639	$ 220,849	$ 10,790

ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, mortgage servicing assets (“MSA”) and real estate owned are measured at fair value on a nonrecurring basis.

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, the fair value is derived from historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3), or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy, for which the charge-off will occur when the loan becomes 60 days delinquent (Level 2).  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The fair value of real estate owned is derived from the lower of the appraised value at the time of foreclosure or the listing price, not including disposition costs (Level 2).

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 11,939	$ -	$ 11,939
U.S. government sponsored enterprise MBS	-	9,012	-	9,012
Private issue CMO	-	-	1,198	1,198
Investment securities	-	20,951	1,198	22,149

Loans held for sale, at fair value	-	307,319	-	307,319
Interest-only strips	-	-	117	117

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	8,373	8,373
Mandatory loan sale commitments	-	-	83	83
TBA MBS trades	-	316	-	316
Option contracts	-	-	65	65
Derivative assets	-	316	8,521	8,837
Total assets	$ -	$ 328,586	$ 9,836	$ 338,422

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 3	$ 3
Mandatory loan sale commitments	-	-	1,197	1,197
TBA MBS trades	-	5,176	-	5,176
Derivative liabilities	-	5,176	1,200	6,376
Total liabilities	$ -	$ 5,176	$ 1,200	$ 6,376

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 12,314	$ -	$ 12,314
U.S. government sponsored enterprise MBS	-	9,342	-	9,342
Private issue CMO	-	-	1,242	1,242
Investment securities	-	21,656	1,242	22,898

Loans held for sale, at fair value	-	231,639	-	231,639
Interest-only strips	-	-	130	130

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	3,998	3,998
Mandatory loan sale commitments	-	-	38	38
TBA MBS trades	-	121	-	121
Option contracts	-	-	36	36
Derivative assets	-	121	4,072	4,193
Total assets	$ -	$ 253,416	$ 5,444	$ 258,860

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 17	$ 17
Mandatory loan sale commitments	-	-	201	201
TBA MBS trades	-	1,274	-	1,274
Derivative liabilities	-	1,274	218	1,492
Total liabilities	$ -	$ 1,274	$ 218	$ 1,492

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at July 1, 2012	$ 1,242	$ 130	$ 3,981	$ (163)	$ 36	$ 5,226
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(3,981)	163	(36)	(3,854)
Included in other comprehensive income (loss)	1	(13)	-	-	-	(12)
Purchases	-	-	-	(1,114)	65	(1,049)
Issuances	-	-	8,370	-	-	8,370
Settlements	(45)	-	-	-	-	(45)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at September 30, 2012	$ 1,198	$ 117	$ 8,370	$ (1,114)	$ 65	$ 8,636

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at July 1, 2011	$ 1,367	$ 200	$ 638	$ 403	$ 99	$ 2,707
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(638)	(403)	(99)	(1,140)
Included in other comprehensive loss	(42)	(33)	-	-	-	(75)
Purchases	-	-	-	(130)	142	12
Issuances	-	-	3,462	-	-	3,462
Settlements	(37)	-	-	-	-	(37)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at September 30, 2011	$ 1,288	$ 167	$ 3,462	$ (130)	$ 142	$ 4,929

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 7,959	$ 21,582	$ 29,541
Mortgage servicing assets	-	-	269	269
Real estate owned (1)	-	5,675	-	5,675
Total	$ -	$ 13,634	$ 21,851	$ 35,485

(1) Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 10,335	$ 25,006	$ 35,341
Mortgage servicing assets	-	-	227	227
Real estate owned (1)	-	5,976	-	5,976
Total	$ -	$ 16,311	$ 25,233	$ 41,544

(1) Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of September 30, 2012 (dollars in thousands):
	Fair Value As of September 30, 2012	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$ 1,198	Discounted cash flow	Probability of default Loss severity Prepayment speed	1.0% – 2.3% (1.4%) 15.6% - 37.8% (36.7%) 4.1% – 11.7% (6.7%)	Decrease Decrease Decrease

Non-performing loans	$ 21,582	Discounted cash flow or aggregated pooling method	Default rates Loss severity	31.3% 8.5%	Decrease Decrease

MSA	$ 269	Discounted cash flow	Prepayment speed (CPR) Discount rate	6.7% - 60.0% (33.9%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$ 117	Discounted cash flow	Prepayment speed (CPR) Discount rate	3.5% - 48.3% (28.4%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$ 8,373	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.9% – 105.4% (102.2%) of par 22% - 36% (36%)	Decrease Decrease

Mandatory loan sale commitments	$ 83	Relative value analysis	Investor quotes TBA-MBS broker quotes Roll-forward costs (4)	101.8% – 107.3% (104.2%) of par 106.6% – 109.2% (106.7%) of par 0.00%	Decrease Decrease Decrease

Put options	$ 65	Relative value analysis	Broker quotes	106.5% – 107.3% (107.1%) of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$ 3	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	99.6% – 102.5% (101.9%) of par 22% - 36% (36%)	Decrease Decrease

Mandatory loan sale commitments	$ 1,197	Relative value analysis	Investor quotes TBA-MBS broker quotes Roll-forward costs (4)	102.4% – 107.4% (106.2%) of par 105.2% – 110.1% (108.1%) of par 0.00%	Decrease Decrease Decrease

(1)	The range is based on the historical estimated fair values and management estimates.
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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2012 and June 30, 2012 are as follows (dollars in thousands):

September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$ 98,489	$ 98,489	$ 98,489	-	-
Investment securities	$ 22,149	$ 22,149	-	$ 20,951	$ 1,198
Loans held for investment, net	$ 776,844	$ 778,074	-	-	$ 778,074
Loans held for sale, at fair value	$ 307,319	$ 307,319	-	$ 307,319	-
FHLB – San Francisco stock	$ 21,107	$ 21,107	-	$ 21,107	-

Financial liabilities:
Deposits	$ 956,815	$ 944,150	-	-	$ 944,150
Borrowings	$ 126,533	$ 136,087	-	-	$ 136,087

June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$ 145,136	$ 145,136	$ 145,136	-	-
Investment securities	$ 22,898	$ 22,898	-	$ 21,656	$ 1,242
Loans held for investment, net	$ 796,836	$ 801,081	-	-	$ 801,081
Loans held for sale, at fair value	$ 231,639	$ 231,639	-	$ 231,639	-
FHLB – San Francisco stock	$ 22,255	$ 22,255	-	$ 22,255	-

Financial liabilities:
Deposits	$ 961,411	$ 948,985	-	-	$ 948,985
Borrowings	$ 126,546	$ 134,936	-	-	$ 134,936

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2012, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of September 30, 2012, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.  For the quarters ended September 30, 2012 and 2011, the compensation cost for these plans was $134,000 and $589,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $71,000 for the quarter ended September 30, 2012 and no income tax benefit was recognized in the quarter ended September 30, 2011.

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

There was no activity under the Plans in the first quarter of either fiscal 2013 or 2012, other than the exercise of 28,000 options and the forfeiture of 4,000 options in the first quarter of fiscal 2013.  As of September 30, 2012 and 2011, there were 188,450 stock options and 184,450 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter ended September 30, 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2012	757,800	$ 12.13
Granted	-	$ -
Exercised	(28,000)	$ 7.03
Forfeited	(4,000)	$ 7.33
Outstanding at September 30, 2012	725,800	$ 12.35	7.11	$ 3,800
Vested and expected to vest at September 30, 2012	629,550	$ 13.10	6.87	$ 3,147
Exercisable at September 30, 2012	316,800	$ 18.70	5.03	$ 1,027

As of September 30, 2012 and 2011, there was $1.1 million and $1.5 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.7 years and 3.5 years, respectively.  The forfeiture rate during the first three months of fiscal 2013 and 2012 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In the first quarter of fiscal 2013, there was no restricted stock activity, other than the vesting and distribution of 800 shares and the forfeiture of 1,500 shares.  This compares to the vesting and distribution of 100,300 shares of restricted stock in the first quarter of fiscal 2012.  As of September 30, 2012 and 2011, there were 169,600 shares and 168,100 shares of restricted stock available for future awards under the Plans, respectively.

The following table summarizes the unvested restricted stock activity in the quarter ended September 30, 2012.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2012	146,800	$ 7.13
Granted	-	$ -
Vested	(800)	$ 18.09
Forfeited	(1,500)	$ 7.07
Unvested at September 30, 2012	144,500	$ 7.07
Expected to vest at September 30, 2012	115,600	$ 7.07

As of September 30, 2012 and 2011, the unrecognized compensation expense was $760,000 and $1.1 million, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.7 years and 3.3 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first three months of fiscal 2013 and 2012, for both periods.  The fair value of shares vested and distributed during the quarter ended September 30, 2012 and 2011 was $9,000 and $857,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million  shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of September 30, 2012 and 2011, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

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

For the first quarter of fiscal 2013 and 2012, there was no activity in the Stock Option Plans, except forfeitures of 7,500 shares in the first quarter of fiscal 2013.

The following is a summary of the activity in the Stock Option Plans for the quarter ended September 30, 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2012	420,200	$ 24.11
Granted	-	$ -
Exercised	-	$ -
Forfeited	(7,500)	$ 13.67
Outstanding at September 30, 2012	412,700	$ 24.30	2.26	$ -
Vested and expected to vest at September 30, 2012	412,700	$ 24.30	2.26	$ -
Exercisable at September 30, 2012	412,700	$ 24.30	2.26	$ -

As of September 30, 2012, there was no unrecognized compensation expense. This compares to unrecognized compensation expense of $34,000 at September 30, 2011, related to unvested share-based compensation arrangements under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 0.8 years.  The forfeiture rate during the first three months of fiscal 2012 was 20 percent, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 11: Subsequent Events

On October 30, 2012, the Corporation’s Board of Directors declared a cash dividend of $0.05 per share.  Shareholders of the Corporation’s common stock at the close of business on November 21, 2012 will be entitled to receive the cash dividend, payable on December 11, 2012.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At September 30, 2012, the Corporation had total assets of $1.27 billion, total deposits of $956.8 million and total stockholders’ equity of $150.8 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 16 retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville, San Diego, San Rafael and Stockton, California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 24, 2012, the Corporation declared a quarterly cash dividend of $0.05 per share for the Corporation’s shareholders of record at the close of business on August 15, 2012, which was paid on September 5, 2012.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action  or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, that adversely affect our business, as well as changes in regulatory policies and principles or the interpretation of regulatory capital or other rules, including changes related to Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and subsequently filed Quarterly Reports on Form 10-Q.

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

In compliance with the OCC’s regulatory reporting requirements, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loans becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method.

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

Other restructured loans are classified as “Substandard” and placed on non-performing status.  The loans may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or, for loans that have been restructured more than once, 12 months) and there is a reasonable assurance that the payments will continue; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan for the SEC reporting purposes.  In addition to the payment history described above; multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of corroborating characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

When a loan is categorized as non-performing, all previously accrued but uncollected interest is reversed in the current operating results.  When a full recovery of the outstanding principal loan balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest.  This portion of the non-performing loans is referred to as cost recovery method.  A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such loan is considered to be fully collectible on timely basis.  However, the Corporation’s policy also allows management to continue the recognition of interest income on certain non-performing loans.  This portion of the non-performing loans is referred to as cash basis under which the accrual of interest is suspended and interest income is recognized only when collected.  This policy applies to non-performing loans that are considered to be fully collectible but the timely collection of payments is in doubt.

ASC 815, “Derivatives and Hedging,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Corporation’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Condensed Consolidated Statements of Operations with offsets to other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  Also, to a lesser extent, the Bank makes construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors, see “Safe-Harbor Statement” and “Item 1A – Risk Factors.”

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at September 30, 2012 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than	1 to less	3 to	Over
	1 year	than 3 years	5 years	5 years	Total
Operating obligations	$1,892	$1,582	$857	$651	$4,982
Pension benefits	-	209	419	7,182	7,810
Time deposits	227,966	200,391	19,976	1,721	450,054
FHLB – San Francisco advances	73,681	17,843	2,645	44,744	138,913
FHLB – San Francisco letter of credit	10,000	-	-	-	10,000
FHLB – San Francisco MPF credit enhancement (1)	3,012	-	-	-	3,012
Total	$316,551	$220,025	$23,897	$54,298	$614,771

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of September 30, 2012, the Bank serviced $63.9 million of loans under this program.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

Total assets increased $10.6 million to $1.27 billion at September 30, 2012 from $1.26 billion at June 30, 2012.  The increase was primarily attributable to an increase in loans held for sale, partly offset by decreases in cash and cash equivalents and loans held for investment.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, decreased $46.6 million, or 32 percent, to $98.5 million at September 30, 2012 from $145.1 million at June 30, 2012.  The decrease was primarily attributable to the increase in loans held for sale, partly offset by a decrease in loans held for investment.  Despite the decrease in the balance outstanding, the relatively high balance in cash and cash equivalents were consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total investment securities decreased $749,000, or three percent, to $22.1 million at September 30, 2012 from $22.9 million at June 30, 2012.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment decreased $20.0 million, or three percent, to $776.8 million at September 30, 2012 from $796.8 million at June 30, 2012.  Total loan principal payments during the first three months of fiscal 2013 were $37.9 million, a six percent increase from $35.6 million in the comparable period in fiscal 2012.  In addition, real estate owned acquired in the settlement of loans in the first three months of fiscal 2013 was $5.0 million, an 11 percent decline from $5.7 million in the same period last year.  During the first three months of fiscal 2013, the Bank originated $18.8 million of loans held for investment, consisting primarily of multi-family loans, compared to $15.8 million, primarily in multi-family loans, for the same period last year.  During the first three months of fiscal 2013 and 2012, the Bank did not purchase any loans to be held for investment.  The balance of preferred loans decreased to $362.9 million at September 30, 2012, compared to $375.9 million at June 30, 2012, and represented 46 percent of loans held for investment at both dates.  There were no construction loans outstanding at September 30, 2012 and June 30, 2012.  The balance of single-family loans held for investment decreased two percent to $431.4 million at September 30, 2012, compared to $439.0 million at June 30, 2012, and represented approximately 54 percent of loans held for investment at both dates.

The table below describes the geographic dispersion of real estate secured loans held for investment at September 30, 2012 and June 30, 2012, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of September 30, 2012
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 130,707	30%	$ 234,250	54%	$ 62,615	15%	$ 3,801	1%	$ 431,373	100%
Multi-family	36,504	14%	174,011	65%	52,385	20%	3,498	1%	266,398	100%
Commercial real estate	46,021	49%	46,322	49%	1,829	2%	-	-%	94,172	100%
Other	391	100%	-	-%	-	-%	-	-%	391	100%
Total	$ 213,623	27%	$ 454,583	57%	$ 116,829	15%	$ 7,299	1%	$ 792,334	100%

(1)	Other than the Inland Empire.

As of June 30, 2012
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 133,874	31%	$ 237,715	54%	$ 63,432	14%	$ 4,003	1%	$ 439,024	100%
Multi-family	37,303	13%	188,229	68%	49,012	18%	3,513	1%	278,057	100%
Commercial real estate	46,291	49%	47,175	49%	1,836	2%	-	- %	95,302	100%
Other	755	100%	-	- %	-	- %	-	- %	755	100%
Total	$ 218,223	27%	$ 473,119	58%	$ 114,280	14%	$ 7,516	1%	$ 813,138	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $75.7 million, or 33 percent, to $307.3 million at September 30, 2012 from $231.6 million at June 30, 2012.  The increase was primarily due to the timing difference between loan fundings and loan sale settlements.

Total deposits decreased $4.6 million, or one percent, to $956.8 million at September 30, 2012 from $961.4 million at June 30, 2012.  Transaction accounts decreased $270,000 to $515.4 million at September 30, 2012 from $515.6 million at June 30, 2012; and time deposits decreased $4.4 million, or one percent, to $441.4 million at September 30, 2012 from $445.8 million at June 30, 2012.  The smaller decrease in transaction accounts as compared to time deposits was primarily attributable to the Bank’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, were unchanged at $126.5 million at September 30, 2012 as compared to the balance at June 30, 2012.  There were no scheduled maturities during the three months ended September 30, 2012.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 35 months at September 30, 2012, down from 39 months at June 30, 2012.

Total stockholders’ equity increased $6.0 million, or four percent, to $150.8 million at September 30, 2012, from $144.8 million at June 30, 2012, primarily as a result of net income, partly offset by stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and quarterly cash dividends paid during the first three months of fiscal 2013.

Comparison of Operating Results for the Quarters Ended September 30, 2012 and 2011

The Corporation’s net income for the first quarter of fiscal 2013 was $8.7 million, an increase of $6.4 million, or 278 percent, from $2.3 million in the same period of fiscal 2012.  The increase in net income was attributable to the increases in net interest income (before provision for loan losses), and non-interest income and the decrease in the provision for loan losses, partially offset by the increase in non-interest expenses.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, improved to 56 percent for the first quarter of fiscal 2013 from 71 percent for the same period of fiscal 2012.  The improvement in the efficiency ratio was primarily the result of increases in net interest income (before provision for loan losses) and non-interest income, partly offset by an increase in non-interest expense.

Return on average assets for the first quarter of fiscal 2013 was 2.78 percent, up 207 basis points from 0.71 percent in the same period last year.  Return on average equity for the first quarter of fiscal 2013 was 23.76 percent compared to 6.54 percent for the same period last year.  Diluted earnings per share for the first quarter of fiscal 2013 were $0.80, a 300 percent increase from $0.20 in the same period last year.

Net Interest Income:

For the Quarters Ended September 30, 2012 and 2011.  Net interest income (before the provision for loan losses) increased $138,000, or two percent, to $8.9 million for the first quarter of fiscal 2013 from $8.8 million for the comparable period in fiscal 2012, due to an increase in the net interest margin, partly offset by a decline in average earning assets.  The net interest margin was 2.96 percent in the first quarter of fiscal 2013, up 17 basis points from 2.79 percent in the same period of fiscal 2012 due to the decline in the average cost of liabilities outpacing the declining yield of interest-earning assets.  The weighted-average cost of interest-bearing liabilities decreased by 38 basis points to 1.07 percent, while the weighted-average yield of interest-earning assets decreased by 21 basis points to 3.92 percent for the first quarter of fiscal 2013 as compared to the same period last year.  The average balance of earning assets decreased $52.7 million, or four percent, to $1.21 billion in the first quarter of fiscal 2013 from $1.26 billion in the comparable period of fiscal 2012, consistent with the Corporation’s strategy of managing liquidity and credit risk.

Interest Income:

For the Quarters Ended September 30, 2012 and 2011.  Total interest income decreased by $1.2 million, or nine percent, to $11.8 million for the first quarter of fiscal 2013 from $13.0 million in the same quarter of fiscal 2012.  This decrease was the result of the lower average earning asset yield and, to a lesser extent, the lower average balance of earning assets.

Loans receivable interest income decreased $1.1 million, or nine percent, to $11.6 million in the first quarter of fiscal 2013 from $12.7 million for the same quarter of fiscal 2012.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first quarter of fiscal 2013 decreased 39 basis points to 4.44 percent from 4.83 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a higher average balance of loans held for sale at lower average yield.  The average balance of loans receivable, including loans held for sale, decreased $9.0 million, or one percent, to $1.05 billion for the first quarter of fiscal 2013 as compared to $1.06 billion in the same quarter of fiscal 2012.

Interest income from investment securities decreased $33,000, or 22 percent, to $114,000 for the first quarter of fiscal 2013 from $147,000 in the same quarter of fiscal 2012.  This decrease was attributable to a lower average balance of investment securities and, to a slightly lesser extent, a lower average yield.  The average balance of investment securities decreased $3.2 million, or 12 percent, to $22.6 million during the first quarter of fiscal 2013 from $25.8 million during the same quarter of fiscal 2012.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 27 basis points to 2.01 percent during the quarter ended September 30, 2012 from 2.28 percent during the quarter ended September 30, 2011.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first quarter of fiscal 2013, the Bank did not purchase any investment securities, while $762,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2013 was $27,000, compared to $18,000 in the same quarter of fiscal 2012.  In the first quarter of fiscal 2013, the Bank received a $1.1 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $1.2 million capital stock redemption in the same period of fiscal 2012.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $73,000 in the first quarter of fiscal 2013, down 25 percent from $97,000 in the same quarter of fiscal 2012.  The decrease was due to a lower average balance for the first quarter of fiscal 2013 as compared to the same period last year as the average yield was unchanged at 25 basis points.  The average balance of the interest-earning deposits in the first quarter of fiscal 2013 was $116.4 million, a decrease of $35.9 million or 24 percent, from $152.3 million in the same quarter of fiscal 2012.

Interest Expense:

For the Quarters Ended September 30, 2012 and 2011.  Total interest expense for the first quarter of fiscal 2013 was $2.9 million as compared to $4.2 million for the same period last year, a decrease of $1.3 million, or 31 percent.  This decrease was primarily attributable to the lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, the lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first quarter of fiscal 2013 was $1.8 million as compared to $2.3 million for the same period last year, a decrease of $561,000, or 24 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost.  The average cost of deposits decreased to 0.74 percent during the first quarter of fiscal 2013 from 0.97 percent during the same quarter last year, a decrease of 23 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in checking, savings and money market (“core”) deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits increased $1.8 million to $956.5 million during the quarter ended September 30, 2012 from $954.7 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in core deposits.  Strategically, the Bank has been promoting core deposits and competing less aggressively for time deposits.  The increase in core was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of core deposits to total deposits in the first quarter of fiscal 2013 was 54 percent, compared to 50 percent in the same period of fiscal 2012.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2013 decreased $741,000, or 39 percent, to $1.1 million from $1.9 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $70.0 million, or 36 percent, to $126.5 million during the quarter ended September 30, 2012 from $196.5 million during the same period last year.  The decrease in the average balance was due primarily to scheduled maturities.  The average cost of borrowings decreased to 3.59 percent for the quarter ended September 30, 2012 from 3.80 percent in the same quarter last year, a decrease of 21 basis points.  The decrease in average cost was due primarily to maturities of higher costing advances.

The following table presents the average balance sheets for the quarters ended September 30, 2012 and 2011, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2012			September 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$1,047,652	$11,633	4.44%	$1,056,661	$12,749	4.83%
Investment securities	22,636	114	2.01%	25,767	147	2.28%
FHLB – San Francisco stock	21,656	27	0.50%	26,364	18	0.27%
Interest-earning deposits	116,429	73	0.25%	152,329	97	0.25%

Total interest-earning assets	1,208,373	11,847	3.92%	1,261,121	13,011	4.13%

Non interest-earning assets	46,406			52,026

Total assets	$1,254,779			$1,313,147

Interest-bearing liabilities:
Checking and money market accounts (2)	$286,038	98	0.14%	$270,684	200	0.29%
Savings accounts	228,135	148	0.26%	211,200	225	0.42%
Time deposits	442,304	1,524	1.37%	472,848	1,906	1.60%

Total deposits	956,477	1,770	0.74%	954,732	2,331	0.97%

Borrowings	126,538	1,141	3.59%	196,536	1,882	3.80%

Total interest-bearing liabilities	1,083,015	2,911	1.07%	1,151,268	4,213	1.45%

Non interest-bearing liabilities	24,786			20,182

Total liabilities	1,107,801			1,171,450

Stockholders’ equity	146,978			141,697
Total liabilities and stockholders’ equity
	$1,254,779			$1,313,147

Net interest income		$8,936			$8,798

Interest rate spread (3)			2.85%			2.68%
Net interest margin (4)			2.96%			2.79%
Ratio of average interest-earning assets to average interest-bearing liabilities

			111.57%			109.54%
Return on average assets			2.78%			0.71%
Return on average equity			23.76%			6.54%

(1) Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $230 and $247 for the quarters ended September 30, 2012 and 2011, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $52.4 million and $45.5 million during the quarters ended September 30, 2012 and 2011, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters ended September 30, 2012 and 2011, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2012 Compared
	To Quarter Ended September 30, 2011
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,016)	$(109)	$9	$(1,116)
Investment securities	(17)	(18)	2	(33)
FHLB – San Francisco stock	15	(3)	(3)	9
Interest-bearing deposits	(2)	(22)	-	(24)
Total net change in income on interest-earning assets
	(1,020)	(152)	8	(1,164)

Interest-bearing liabilities:
Checking and money market accounts	(107)	11	(6)	(102)
Savings accounts	(88)	18	(7)	(77)
Time deposits	(277)	(123)	18	(382)
Borrowings	(108)	(670)	37	(741)
Total net change in expense on interest-bearing liabilities
	(580)	(764)	42	(1,302)
Net (decrease) increase in net interest income
	$(440)	$612	$(34)	$138

(1)  Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended September 30, 2012 and 2011.  During the first quarter of fiscal 2013, the Corporation recorded a provision for loan losses of $533,000, a decline of $439,000, or 45 percent, from $972,000 in the same period of fiscal 2012.  The loan loss provision in the first quarter of fiscal 2013 was primarily attributable to loan classification downgrades and reflects the $8.2 million decrease in non-performing loans to $28.9 million at September 30, 2012 as compared to $34.5 million at June 30, 2012.  Net charge-offs also declined to $1.9 million at September 30, 2012 as compared to $2.8 million at September 30, 2011.  Total classified loans were $53.6 million at September 30, 2012 as compared $53.0 million at June 30, 2012 and to $59.2 million at September 30, 2011.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the charge-off experience and to reflect the impact on loans held for investment resulting from the current general economic conditions of the U.S. and California economy such as the high unemployment rate, and lower home prices in California.  See related discussion of “Asset Quality”.

At September 30, 2012, the allowance for loan losses was $20.1 million, comprised of collectively evaluated allowances of $19.7 million and individually evaluated allowances of $443,000; in comparison to the allowance for loan losses of $21.5 million at June 30, 2012, comprised of collectively evaluated allowances of $20.7 million and individually evaluated allowances of $771,000.  The allowance for loan losses as a percentage of gross loans held for investment was 2.52 percent at September 30, 2012 compared to 2.63 percent at June 30, 2012.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2012 and 2011.  Total non-interest income increased $13.7 million, or 161 percent, to $22.2 million for the quarter ended September 30, 2012 from $8.5 million for the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans.

The net gain on sale of loans increased $13.3 million, or 182 percent, to $20.6 million for the first quarter of fiscal 2013 from $7.3 million in the same quarter of fiscal 2012.  Total loans sold for the quarter ended September 30, 2012 were $787.9 million, an increase of $302.2 million or 62 percent, from $485.7 million for the same quarter last year.  The average loan sale margin for PBM during the first quarter of fiscal 2013 was 2.19 percent, up 107 basis points from 1.12 percent for the same period of fiscal 2012.  The gain on sale of loans for the first quarter of fiscal 2013 includes a $618,000 recourse provision on loans sold that are subject to repurchase, compared to a $1.1 million recourse provision in the comparable quarter last year.  As of September 30, 2012, the total recourse reserve for loans sold that are subject to repurchase was $6.5 million, compared to $6.2 million at June 30, 2012 and $5.2 million at September 30, 2011.  See “Asset Quality” for additional information related to the recourse liability.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net gain of $5.3 million, in the first quarter of fiscal 2013 as compared to a favorable fair-value adjustment, a net gain of $6.4 million, in the same period last year.  As of September 30, 2012, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $19.1 million, compared to $13.5 million at June 30, 2012 and $14.1 million at September 30, 2011.

Total loans originated and purchased for sale increased $292.4 million, or 51 percent, to $860.5 million in the first quarter of fiscal 2013 from $568.1 million for the same period last year.  The loan origination volumes were achieved as a result of continuing favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and a relatively high volume of activity resulting from relatively low mortgage interest rates.  The mortgage banking environment, although showing improvement as a result of relatively low mortgage interest rates, remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $73,000 in the first quarter of fiscal 2013 compared to a net gain of $32,000 in the same quarter last year.  The net gain in the first quarter of fiscal 2013 was primarily due to a $139,000 net gain on the sale of real estate owned and a $100,000 recovery for losses on real estate owned, partly offset by operating expenses of $166,000.  Seventeen real estate owned properties were sold in the quarter ended September 30, 2012 as compared to 18 properties sold in the quarter ended September 30, 2011.  See the related discussion on “Asset Quality”.

Non-Interest Expense:

For the Quarters Ended September 30, 2012 and 2011.  Total non-interest expense in the quarter ended September 30, 2012 was $17.3 million, an increase of $5.0 million or 41 percent, as compared to $12.3 million in the same quarter of fiscal 2012.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits, premises and occupancy, equipment, sales and marketing expenses related to loan originations and an increase in deposit insurance premiums and regulatory assessments.

Total salaries and employee benefits increased $4.3 million, or 48 percent, to $13.2 million in the first quarter of fiscal 2013 from $8.9 million in the same period of fiscal 2012.  The increase was primarily attributable to higher incentive compensation related to PBM, attributable to higher loan originations.

Premises and occupancy increased $278,000, or 32 percent, to $1.2 million in the first quarter of fiscal 2013 from $872,000 in the same period of fiscal 2012.  Equipment expense increased $127,000, or 40 percent, to $441,000 in the first quarter of fiscal 2013 from $314,000 in the same period of fiscal 2012.  The increases in premises and occupancy and equipment expenses were primarily due to new PBM offices in northern California and a newly opened retail banking office in La Quinta, California.  Sales and marketing expense increased $221,000, or 111 percent, to $420,000 in the first quarter of fiscal 2013 from $199,000 in the same period of fiscal 2012.  The increase in sales and marketing expense was primarily related to PBM.

Deposit insurance premiums and regulatory assessments increased $168,000, or 98 percent, to $339,000 in the first quarter of fiscal 2013 from $171,000 in the same quarter of fiscal 2012.  The increase was primarily attributable to the accrual adjustment of the deposit insurance premiums resulting from the improvement in the Bank’s risk category rating and the change in the FDIC’s methodology for calculating the premium during the first quarter of fiscal 2012, not replicated in the first quarter of fiscal 2013.

Provision for income taxes:

The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, bank-owned life insurance policies and certain California tax-exempt loans.  Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarters Ended September 30, 2012 and 2011.  The income tax provision was $4.5 million for the quarter ended September 30, 2012 as compared to $1.8 million for the same period last year.  The income tax provision in the quarter ended September 30, 2012 included a net tax recovery from prior period adjustments of $239,000 and a reversal of $825,000 of the tax liability as a result of the August 2, 2012 notification from the tax authorities indicating the acceptance of an accounting method change.  The effective income tax rate for the quarter ended September 30, 2012 was 34.0 percent as compared to 43.1 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2013 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $5.6 million, or 16 percent, to $28.9 million at September 30, 2012 from $34.5 million at June 30, 2012.  The non-performing loans at September 30, 2012 were primarily comprised of 72 single-family loans ($22.5 million); four multi-family loans ($1.5 million); eight commercial real estate loans ($4.6 million); one other mortgage loan ($159,000); and six commercial business loans ($167,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

When a loan is considered non-performing, as defined by ASC 310 “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews non-performing loans.  When the measured value of a non-performing loan is less than the recorded investment in the loan, the Corporation records an individually evaluated allowance equal to the excess of the recorded investment in the loan over its measured value.  A collectively evaluated allowance is provided on loans not specifically identified as non-performing and determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis data includes current unemployment rates, retail sales, gross domestic product,  employment growth, real estate value trends, home sales, and commercial real estate vacancy rates, among other current economic data.

As of September 30, 2012, total restructured loans, net of allowance for loan losses, improved to $20.9 million from $25.1 million at June 30, 2012, a decrease of $4.2 million, or 17 percent.  At September 30, 2012 and June 30, 2012, $13.9 million and $15.7 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2012, $13.0 million, or 62 percent, of the restructured loans have a current payment status; this compares to $18.5 million, or 74 percent, of restructured loans that had a current payment status as of June 30, 2012.

The non-performing loans as a percentage of loans held for investment improved to 3.72 percent at September 30, 2012 from 4.33 percent at June 30, 2012.  Real estate owned was $5.2 million (18 properties) at September 30, 2012, a decrease of $300,000 or five percent from $5.5 million (24 properties) at June 30, 2012.  The Bank has not suspended foreclosure activity because, to date, the Bank has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Bank maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Bank does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets decreased to 2.68 percent at September 30, 2012 from 3.17 percent at June 30, 2012.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.

During the first quarter of fiscal 2013, the Bank repurchased one loan, totaling $307,000; while during the first quarter of fiscal 2012, the Bank repurchased three loans, totaling $856,000 from investors pursuant to the recourse/repurchase covenants contained in the Bank’s loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests were borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first quarter of fiscal 2013, the Bank settled claims for $327,000; and increased the recourse reserve by $618,000.  This compares to the first quarter of fiscal 2012 when the Bank settled claims for $96,000 and increased the recourse reserve by $1.1 million.  As of September 30, 2012, the total recourse reserve for loans sold that are subject to repurchase was $6.5 million, compared to $6.2 million at June 30, 2012 and $5.2 million at September 30, 2011.  The Bank has implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Bank is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.  The following table shows the summary of the recourse liability for the quarters ended September 30, 2012 and 2011:

	For the Quarters Ended September 30,
Recourse Liability	2012	2011
(In Thousands)

Balance, beginning of the period	$ 6,183	$ 4,216
Provision	618	1,101
Net settlements in lieu of loan repurchases	(327)	(96)
Balance, end of the period	$ 6,474	$ 5,221

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2012 (dollars in thousands):

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)

Interest only	$ 201,518	735	72%	6.10 years
Stated income (5)	$ 220,144	732	70%	6.78 years
FICO less than or equal to 660	$ 13,291	642	66%	7.42 years
Over 30-year amortization	$ 16,773	733	67%	7.14 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $11.2 million of “interest only,” $17.9 million of “stated income,” $3.3 million of “FICO less than or equal to 660,” and $540,000 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2012 (dollars in thousands):

	Balance	Non-Performing (1)	30 - 89 Days Delinquent

Fully amortize in the next 12 months	$ 5,141	18%	9%
Fully amortize between 1 year and 5 years	168,075	6%	1%
Fully amortize after 5 years	28,302	-%	-%
Total	$ 201,518	6%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2012 (dollars in thousands):

	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)

Interest rate reset in the next 12 months	$ 208,123	7%	1%
Interest rate reset between 1 year and 5 years	10,839	12%	4%
Interest rate reset after 5 years	1,182	100%	-%
Total	$ 220,144	8%	2%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the majority of the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that, although there are signs that the economy is stabilizing, the economic recovery from the recent recession will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at September 30, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
Loan balance (in thousands)	$88,210	$132,601	$108,317	$61,977	$28,263	$1,149	$1,029	$2,220	$5,029	$428,795
Weighted-average LTV (1)	66%	69%	70%	72%	76%	58%	76%	70%	64%	69%
Weighted-average age (in years)	9.18	7.18	6.22	5.25	4.51	3.30	2.25	1.21	0.24	6.76
Weighted-average FICO (2)	721	730	742	732	742	746	738	734	762	733
Number of loans	389	357	249	125	53	5	4	8	16	1,206

Geographic breakdown (%)
Inland Empire	31%	30%	29%	29%	29%	100%	78%	32%	18%	30%
Southern California (3)	64%	64%	52%	39%	38%	-%	22%	41%	30%	55%
Other California (4)	5%	6%	17%	31%	33%	-%	-%	27%	52%	14%
Other States	-%	-%	2%	1%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at September 30, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
Loan balance (in thousands)	$44,288	$39,039	$52,364	$58,668	$9,047	$ -	$953	$35,394	$26,645	$266,398
Weighted-average LTV (1)	46%	51%	53%	55%	48%	-%	68%	61%	57%	53%
Weighted-average DCR (2)	1.54x	1.26x	1.29x	1.25x	1.39x	-x	1.33x	1.47x	1.66x	1.38x
Weighted-average age (in years)	8.80	7.25	6.28	5.18	4.45	-	2.43	1.04	0.32	5.23
Weighted-average FICO (3)	715	711	686	696	756	-	715	733	738	719
Number of loans	75	62	63	80	12	-	4	34	32	362

Geographic breakdown (%)
Inland Empire	20%	8%	12%	4%	16%	-%	-%	33%	9%	14%
Southern California (4)	75%	63%	46%	83%	84%	-%	33%	59%	56%	65%
Other California (5)	4%	28%	37%	13%	-%	-%	67%	8%	35%	20%
Other States	1%	1%	5%	-%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	-%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2012 (dollars in thousands):

	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)

Interest rate reset or mature in the next 12 months	$ 174,679	1%	-%	37%
Interest rate reset or mature between 1 year and 5 years	69,632	1%	-%	13%
Interest rate reset or mature after 5 years	22,087	-%	-%	19%
Total	$ 266,398	1%	-%	30%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at September 30, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total (5) (6)
Loan balance (in thousands)	$17,449	$14,491	$15,299	$18,336	$5,339	$8,902	$385	$4,511	$9,460	$94,172
Weighted-average LTV (1)	44%	46%	58%	53%	35%	59%	59%	40%	49%	50%
Weighted-average DCR (2)	1.97x	2.07x	2.62x	2.25x	1.75x	1.23x	1.26x	1.99x	1.75x	2.04x
Weighted-average age (in years)	9.76	7.20	6.13	5.24	4.48	3.20	2.35	0.99	0.34	5.58
Weighted-average FICO (2)	716	696	718	717	756	722	705	707	764	720
Number of loans	36	20	16	18	9	3	2	5	14	123

Geographic breakdown (%):
Inland Empire	44%	64%	24%	40%	8%	100%	52%	74%	53%	49%
Southern California (3)	56%	36%	76%	50%	92%	-%	48%	26%	47%	49%
Other California (4)	-%	-%	-%	10%	-%	-%	-%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $24.0 million in Retail; $22.5 million in Office; $11.5 million in Mixed Use; $8.8 million in Medical/Dental Office; $6.4 million in Light Industrial/Manufacturing; $4.3 million in Warehouse; $3.9 million in Mini-Storage; $3.4 million in Restaurant/Fast Food; $2.9 million in Research and Development; $1.8 million in Hotel and Motel; $1.7 million in Automotive – Non Gasoline; $1.5 million in Schools; and $1.5 million in Other.

(6)	Consisting of $60.8 million or 64.5% in investment properties and $33.4 million or 35.5% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2012 (dollars in thousands):

	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)

Interest rate reset or mature in the next 12 months	$ 61,919	4%	-%	93%
Interest rate reset or mature between 1 year and 5 years	26,828	12%	-%	79%
Interest rate reset or mature after 5 years	5,425	-%	-%	71%
Total	$ 94,172	6%	-%	88%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated (dollars in thousands):

	At September 30,	At June 30,
	2012	2012

Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$ 11,832	$ 17,095
Multi-family	961	967
Commercial real estate	2,151	764
Commercial business loans	7	7
Total	14,951	18,833

Accruing loans past due 90 days or
more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	10,662	11,995
Multi-family	485	490
Commercial real estate	2,477	2,483
Other	159	522
Commercial business loans	160	165
Total	13,943	15,655

Total non-performing loans	28,894	34,488

Real estate owned, net	5,189	5,489
Total non-performing assets	$ 34,083	$ 39,977

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 4,166	$ 6,148
Multi-family	2,755	3,266
Commercial business loans	-	33
Total	$ 6,921	$ 9,447

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	3.72%	4.33%

Non-performing loans as a percentage of total assets	2.27%	2.74%

Non-performing assets as a percentage of total assets	2.68%	3.17%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of September 30, 2012 (dollars in thousands):

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total

Mortgage loans:
Single-family	$ 3,972	$ 9,480	$ 3,823	$ 4,058	$ 706	$ -	$ -	$ 455	$ -	$ 22,494
Multi-family	192	-	1,012	242	-	-	-	-	-	1,446
Commercial real estate	1,353	333	922	-	-	1,274	-	118	628	4,628
Other	-	-	-	-	-	159	-	-	-	159
Commercial business loans	-	-	-	-	-	122	-	12	33	167
Total	$ 5,517	$ 9,813	$ 5,757	$ 4,300	$ 706	$ 1,555	$ -	$ 585	$ 661	$ 28,894

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of September 30, 2012 (dollars in thousands):

	Inland Empire	Southern California (1)	Other California (2)	Other States	Total

Mortgage loans:
Single-family	$ 6,507	$ 13,658	$ 1,961	$ 368	$ 22,494
Multi-family	919	-	527	-	1,446
Commercial real estate	3,021	1,607	-	-	4,628
Other	159	-	-	-	159
Commercial business loans	64	-	7	96	167
Total	$ 10,670	$ 15,265	$ 2,495	$ 464	$ 28,894

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated (dollars in thousands):

	At September 30, 2012		At June 30, 2012
	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 7,817	19	$ 2,118	5
Multi-family	2,134	2	2,755	1
Commercial business loans	-	-	33	1
Total special mention loans	9,951	21	4,906	7

Substandard loans:
Mortgage loans:
Single-family	22,991	77	29,594	92
Multi-family	10,389	8	7,668	7
Commercial real estate	9,961	13	10,114	12
Other	159	1	522	1
Commercial business loans	167	6	173	6
Total substandard loans	43,667	105	48,071	118

Total classified loans	53,618	126	52,977	125

Real estate owned:
Single-family	4,804	13	4,737	18
Multi-family	-	-	366	1
Commercial real estate	-	1	-	1
Other	385	4	386	4
Total real estate owned	5,189	18	5,489	24

Total classified assets	$ 58,807	144	$ 58,466	149

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters indicated (in thousands):

	For the Quarter Ended
	September 30,
	2012	2011
Loans originated and purchased for sale:
Retail originations	$ 418,554	$ 207,549
Wholesale originations and purchases	441,897	360,511
Total loans originated and purchased for sale (1)	860,451	568,060

Loans sold:
Servicing released	(782,298)	(481,393)
Servicing retained	(5,640)	(4,326)
Total loans sold (2)	(787,938)	(485,719)

Loans originated for investment:
Mortgage loans:
Single-family	3,196	-
Multi-family	11,899	12,979
Commercial real estate	3,656	2,865
Total loans originated for investment (3)	18,751	15,844

Loans purchased for investment	-	-

Mortgage loan principal payments	(37,872)	(35,576)
Real estate acquired in settlement of loans	(5,047)	(5,682)
Increase in other items, net (4)	7,343	7,646
Net increase in loans held for investment and
loans held for sale at fair value	$ 55,688	$ 64,573

(1)	Includes PBM loans originated and purchased for sale during the quarters ended September 30, 2012 and 2011 totaling $860.5 million and $568.1 million, respectively.
(2)	Includes PBM loans sold during the quarters ended September 30, 2012 and 2011 totaling $787.9 million and $485.7 million, respectively.
(3)	Includes PBM loans originated for investment during the quarters ended September 30, 2012 and 2011 totaling $3.2 million and $0, respectively.
(4)	Includes net changes in deferred loan fees or costs, charge-offs, impounds, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment and loans held for sale.  During the first three months of fiscal 2013 and 2012, the Bank originated and purchased $879.2 million and $583.9 million of loans, respectively.  The total loans sold in the first three months of fiscal 2013 and 2012 were $787.9 million and $485.7 million, respectively.  At September 30, 2012, the Bank had loan origination commitments totaling $302.0 million and undisbursed lines of credit totaling $3.1 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first three months of fiscal 2013, the net decrease in deposits was $4.6 million in comparison to a net increase in deposits of $16.1 million during the same period in fiscal 2012.  On September 30, 2012, time deposits that are scheduled to mature in one year or less were $224.6 million and the total time deposits with a principal amount of $100,000 or higher were $216.3 million, including brokered time deposits of $7.1 million.   Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2012, total cash and cash equivalents were $98.5 million, or eight percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2012, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $301.7 million and the remaining unused collateral was $466.1 million.  In addition, the Bank has secured a $19.5 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $20.5 million.  As of September 30, 2012, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2012 increased to 40.2 percent from 38.4 percent for the quarter ended June 30, 2012.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of September 30, 2012, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of September 30, 2012 were as follows (dollars in thousands):

	Amount	Percent

Tier 1 leverage capital	$145,738	11.47%
Requirement to be “Well Capitalized”	63,526	5.00

Excess over requirement	$82,212	6.47%

Tier 1 risk-based capital	$145,738	17.46%
Requirement to be “Well Capitalized”	50,095	6.00

Excess over requirement	$95,643	11.46%

Total risk-based capital	$156,294	18.72%
Requirement to be “Well Capitalized”	83,492	10.00

Excess over requirement	$72,802	8.72%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first quarter of fiscal 2013, the Bank declared and paid a cash dividend of $5.0 million to the Corporation and the Corporation paid $542,000 of cash dividends to its shareholders.

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2012	2012	2011

Loans serviced for others (in thousands)	$ 99,301	$ 98,875	$ 107,323

Book value per share	$ 14.11	$ 13.34	$ 12.48

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2012 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+400 bp	$ 190,179	$ 32,830	$ 1,312,189	14.49%	+240 bp
+300 bp	$ 180,355	$ 23,006	$ 1,306,271	13.81%	+172 bp
+200 bp	$ 176,388	$ 19,039	$ 1,307,802	13.49%	+140 bp
+100 bp	$ 171,072	$ 13,723	$ 1,306,147	13.10%	+101 bp
0 bp	$ 157,349	$ -	$ 1,301,002	12.09%	- bp
-100 bp	$ 148,092	$ (9,257)	$ 1,295,297	11.43%	-66 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2012 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2012 and June 30, 2012.

	At September 30, 2012		At June 30, 2012
	(-100 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.09%		12.00%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.43%		12.08%
Sensitivity Measure: Change in NPV Ratio	66	bp	8	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at September 30, 2012 and June 30, 2012.

At September 30, 2012		At June 30, 2012
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+400 bp	+19.04%	+400 bp	+29.57%
+300 bp	+19.78%	+300 bp	+30.42%
+200 bp	+13.45%	+200 bp	+23.10%
+100 bp	+9.62%	+100 bp	+18.09%
-100 bp	-8.63%	-100 bp	-4.69%

At both September 30, 2012 and June 30, 2012, the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2012 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2013.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2012	-	$ -	-	448,356
August 1 – 31, 2012	125,692	12.80	125,692	322,664
September 1 – 30, 2012	68,550	13.70	68,550	254,114
Total	194,242	$ 13.12	194,242	254,114

(1)
On April 19, 2012, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation’s outstanding common stock, or approximately 547,772 shares, which expires on April 19, 2013.

During the quarter ended September 30, 2012, the Corporation purchased 194,242 shares of the Corporation’s common stock at an average cost of $13.12 per share.  The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

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

Provident Financial Holdings, Inc.

Date: November 9, 2012	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/s/ Donavon P. Ternes
Donavon P. Ternes President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

(*)  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.