Form 10-Q
period 2012-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2013-02-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... December 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ Ö ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No  Ö  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of February 1, 2013
Common stock, $ 0.01 par value, per share	10,605,355 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2012 and June 30, 2012	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2012 and 2011	2
	Condensed Consolidated Statements of Comprehensive Income (Loss)
	for the Quarters and Six Months Ended December 31, 2012 and 2011	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2012 and 2011	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2012 and 2011	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	35
	Safe-Harbor Statement	36
	Critical Accounting Policies	37
	Executive Summary and Operating Strategy	39
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	40
	Comparison of Financial Condition at December 31, 2012 and June 30, 2012	41
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2012 and 2011	42
	Asset Quality	51
	Loan Volume Activities	60
	Liquidity and Capital Resources	61
	Commitments and Derivative Financial Instruments	62
	Supplemental Information	62

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	63

ITEM 4 -	Controls and Procedures	64

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	65
ITEM 1A -	Risk Factors	65
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	66
ITEM 3 -	Defaults Upon Senior Securities	66
ITEM 4 -	Mine Safety Disclosures	66
ITEM 5 -	Other Information	66
ITEM 6 -	Exhibits	66

SIGNATURES		68

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	December 31,	June 30,
	2012	2012
Assets
Cash and cash equivalents	$ 99,634	$ 145,136
Investment securities – available for sale, at fair value	21,184	22,898
Loans held for investment, net of allowance for loan losses of
$18,530 and $21,483, respectively	772,057	796,836
Loans held for sale, at fair value	294,434	231,639
Accrued interest receivable	3,032	3,277
Real estate owned, net	2,435	5,489
Federal Home Loan Bank (“FHLB”) – San Francisco stock	19,149	22,255
Premises and equipment, net	6,528	6,600
Prepaid expenses and other assets	29,877	26,787

Total assets	$ 1,248,330	$ 1,260,917

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$ 51,121	$ 55,688
Interest-bearing deposits	884,085	905,723
Total deposits	935,206	961,411

Borrowings	126,519	126,546
Accounts payable, accrued interest and other liabilities	30,749	28,183
Total liabilities	1,092,474	1,116,140

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (40,000,000 shares authorized; 17,647,865 and 17,619,865 shares issued; 10,597,005 and 10,856,027 shares outstanding, respectively)

	176	176
Additional paid-in capital	87,278	86,758
Retained earnings	171,155	156,560
Treasury stock at cost (7,050,860 and 6,763,838 shares, respectively)
	(103,352)	(99,343)
Accumulated other comprehensive income, net of tax	599	626

Total stockholders’ equity	155,856	144,777

Total liabilities and stockholders’ equity	$ 1,248,330	$ 1,260,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011
Interest income:
Loans receivable, net	$ 11,286	$ 13,261	$ 22,919	$ 26,010
Investment securities	110	134	224	281
FHLB – San Francisco stock	137	20	164	38
Interest-earning deposits	84	37	157	134
Total interest income	11,617	13,452	23,464	26,463

Interest expense:
Checking and money market deposits	112	176	210	376
Savings deposits	144	191	292	416
Time deposits	1,449	1,824	2,973	3,730
Borrowings	1,140	1,755	2,281	3,637
Total interest expense	2,845	3,946	5,756	8,159

Net interest income, before provision for loan losses	8,772	9,506	17,708	18,304
Provision for loan losses	23	1,132	556	2,104
Net interest income, after provision for loan losses	8,749	8,374	17,152	16,200

Non-interest income:
Loan servicing and other fees	382	176	720	308
Gain on sale of loans, net	17,878	5,897	38,473	13,173
Deposit account fees	617	626	1,240	1,229
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	595	77	668	109
Card and processing fees	315	309	636	640
Other	248	228	457	402
Total non-interest income	20,035	7,313	42,194	15,861

Non-interest expense:
Salaries and employee benefits	12,671	8,380	25,856	17,234
Premises and occupancy	1,100	956	2,250	1,828
Equipment	422	410	863	724
Professional expenses	453	455	806	888
Sales and marketing expenses	416	178	836	377
Deposit insurance premiums and regulatory assessments	303	461	642	632
Other	1,404	1,634	2,842	3,094
Total non-interest expense	16,769	12,474	34,095	24,777

Income before income taxes	12,015	3,213	25,251	7,284
Provision for income taxes	5,075	1,359	9,581	3,112
Net income	$ 6,940	$ 1,854	$ 15,670	$ 4,172

Basic earnings per share	$ 0.65	$ 0.16	$ 1.46	$ 0.37
Diluted earnings per share	$ 0.64	$ 0.16	$ 1.43	$ 0.36
Cash dividends per share	$ 0.05	$ 0.03	$ 0.10	$ 0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
In Thousands
For the Quarters and Six Months Ended December 31, 2012 and 2011

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011

Net income	$ 6,940	$ 1,854	$ 15,670	$ 4,172

Change in unrealized holding loss on securities available for sale	(45)	(72)	(47)	(147)
Reclassification of (gains) losses to net income	-	-	-	-
Other comprehensive loss, before income tax benefit	(45)	(72)	(47)	(147)
Income tax benefit	19	30	20	62
Other comprehensive loss	(26)	(42)	(27)	(85)

Total comprehensive income	$ 6,914	$ 1,812	$ 15,643	$ 4,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information
For the Quarters Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at October 1, 2012	10,690,585	$ 176	$ 87,173	$ 164,748	$ (101,904)	$ 625	$ 150,818

Net income				6,940			6,940
Other comprehensive loss						(26)	(26)
Purchase of treasury stock	(93,580)				(1,448)		(1,448)
Amortization of restricted stock			52				52
Stock options expense			53				53
Cash dividends				(533)			(533)

Balance at December 31, 2012	10,597,005	$ 176	$ 87,278	$ 171,155	$ (103,352)	$ 599	$ 155,856

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at October 1, 2011	11,439,264	$ 176	$ 86,021	$ 149,295	$ (93,316)	$ 595	$ 142,771

Net income				1,854			1,854
Other comprehensive loss						(42)	(42)
Purchase of treasury stock (1)	(263,503)				(2,441)		(2,441)
Amortization of restricted stock			115				115
Stock options expense			129				129
Cash dividends				(341)			(341)

Balance at December 31, 2011	11,175,761	$ 176	$ 86,265	$ 150,808	$ (95,757)	$ 553	$ 142,045

        The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information
For the Six Months Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at July 1, 2012	10,856,027	$ 176	$ 86,758	$ 156,560	$ (99,343)	$ 626	$ 144,777

Net income				15,670			15,670
Other comprehensive loss						(27)	(27)
Purchase of treasury stock	(287,822)				(3,996)		(3,996)
Exercise of stock options	28,000		197				197
Distribution of restricted stock	800						-
Amortization of restricted stock			105				105
Forfeitures of restricted stock			13		(13)		-
Stock options expense			134				134
Tax benefit from non-qualified equity compensation			71				71
Cash dividends				(1,075)			(1,075)

Balance at December 31, 2012	10,597,005	$ 176	$ 87,278	$ 171,155	$ (103,352)	$ 599	$ 155,856

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at July 1, 2011	11,418,654	$ 176	$ 85,432	$ 147,322	$ (92,650)	$ 638	$ 140,918

Net income				4,172			4,172
Other comprehensive loss						(85)	(85)
Purchase of treasury stock (1)	(343,193)				(3,107)		(3,107)
Distribution of restricted stock	100,300						-
Amortization of restricted stock			417				417
Stock options expense			416				416
Cash dividends				(686)			(686)

Balance at December 31, 2011	11,175,761	$ 176	$ 86,265	$ 150,808	$ (95,757)	$ 553	$ 142,045

(1)	Includes the repurchase of 11,523 shares of distributed restricted stock.

        The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Six Months Ended December 31,

	2012	2011
Cash flows from operating activities:
Net income	$ 15,670	$ 4,172
Adjustments to reconcile net income to net cash used for
operating activities:
Depreciation and amortization	848	792
Provision for loan losses	556	2,104
Recovery of losses on real estate owned	(118)	(673)
Gain on sale of loans, net	(38,473)	(13,173)
(Gain) loss on sale of real estate owned, net	(746)	135
Stock-based compensation	239	833
(Increase) decrease in current and deferred income taxes	(1,835)	2,193
Tax benefit from non-qualified equity compensation	(71)	-
Increase in cash surrender value of the bank owned life insurance	(95)	(95)
Increase in accounts payable and other liabilities	2,684	1,680
(Increase) decrease in prepaid expenses and other assets	(1,177)	524
Loans originated for sale	(1,869,290)	(1,197,004)
Proceeds from sale of loans	1,844,726	1,177,706
Net cash used for operating activities	(47,082)	(20,806)

Cash flows from investing activities:
Decrease in loans held for investment, net	18,876	25,527
Principal payments from investment securities available for sale	1,667	1,983
Redemption of FHLB – San Francisco stock	3,106	2,391
Proceeds from sale of real estate owned	9,365	9,143
Purchase of premises and equipment	(399)	(1,552)
Net cash provided by investing activities	32,615	37,492

Cash flows from financing activities:
(Decrease) increase in deposits, net	(26,205)	8,089
Repayments of long-term borrowings	(27)	(30,025)
Exercise of stock options	197	-
Tax benefit from non-qualified equity compensation	71	-
Cash dividends	(1,075)	(686)
Treasury stock purchases	(3,996)	(3,107)
Net cash used for financing activities	(31,035)	(25,729)

Net decrease in cash and cash equivalents	(45,502)	(9,043)
Cash and cash equivalents at beginning of period	145,136	142,550
Cash and cash equivalents at end of period	$ 99,634	$ 133,507
Supplemental information:
Cash paid for interest	$ 5,750	$ 8,292
Cash paid for income taxes	$ 11,345	$ 900
Transfer of loans held for sale to held for investment	$ 1,881	$ 1,336
Real estate acquired in the settlement of loans	$ 6,776	$ 12,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2012 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2012.  The results of operations for the quarter and six months ended December 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2011-11:
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

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

As of December 31, 2012 and 2011, there were outstanding options to purchase 1,138,500 shares and 1,187,000 shares of the Corporation’s common stock, respectively, of which 586,500 shares and 594,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2012 and 2011, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$ 6,940	$ 1,854	$ 15,670	$ 4,172

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	10,654	11,353	10,727	11,410

Effect of dilutive securities	211	31	191	39

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	10,865	11,384	10,918	11,449

Basic earnings per share	$ 0.65	$ 0.16	$ 1.46	$ 0.37
Diluted earnings per share	$ 0.64	$ 0.16	$ 1.43	$ 0.36

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended December 31, 2012 and 2011, respectively (in thousands).

	For the Quarter Ended December 31, 2012
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 7,144	$ 1,628	$ 8,772
(Recovery) provision for loan losses	(35)	58	23
Net interest income, after (recovery) provision for loan losses	7,179	1,570	8,749

Non-interest income:
Loan servicing and other fees (1)	347	35	382
(Loss) gain on sale of loans, net (2)	(37)	17,915	17,878
Deposit account fees	617	-	617
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	587	8	595
Card and processing fees	315	-	315
Other	248	-	248
Total non-interest income	2,077	17,958	20,035

Non-interest expense:
Salaries and employee benefits	4,239	8,432	12,671
Premises and occupancy	668	432	1,100
Operating and administrative expenses	1,109	1,889	2,998
Total non-interest expense	6,016	10,753	16,769
Income before income taxes	3,240	8,775	12,015
Provision for income taxes	1,386	3,689	5,075
Net income	$ 1,854	$ 5,086	$ 6,940
Total assets, end of period	$ 959,612	$ 288,718	$ 1,248,330

(1)	Includes an inter-company charge of $11 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $25 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 7,640	$ 1,866	$ 9,506
Provision for loan losses	1,082	50	1,132
Net interest income after provision for loan losses	6,558	1,816	8,374

Non-interest income:
Loan servicing and other fees (1)	160	16	176
(Loss) gain on sale of loans, net (2)	(626)	6,523	5,897
Deposit account fees	626	-	626
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	69	8	77
Card and processing fees	309	-	309
Other	228	-	228
Total non-interest income	766	6,547	7,313

Non-interest expense:
Salaries and employee benefits	3,264	5,116	8,380
Premises and occupancy	676	280	956
Operating and administrative expenses	1,417	1,721	3,138
Total non-interest expense	5,357	7,117	12,474
Income before income taxes	1,967	1,246	3,213
Provision for income taxes	835	524	1,359
Net income	$ 1,132	$ 722	$ 1,854
Total assets, end of period	$ 1,076,170	$ 221,564	$ 1,297,734

(1)	There was no inter-company charge credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $26 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the six months ended December 31, 2012 and 2011, respectively (in thousands).

	For the Six Months Ended December 31, 2012
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 14,477	$ 3,231	$ 17,708
Provision (recovery) for loan losses	820	(264)	556
Net interest income, after provision (recovery) for loan losses	13,657	3,495	17,152

Non-interest income:
Loan servicing and other fees (1)	650	70	720
(Loss) gain on sale of loans, net (2)	(8)	38,481	38,473
Deposit account fees	1,240	-	1,240
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	661	7	668
Card and processing fees	636	-	636
Other	457	-	457
Total non-interest income	3,636	38,558	42,194

Non-interest expense:
Salaries and employee benefits	8,996	16,860	25,856
Premises and occupancy	1,408	842	2,250
Operating and administrative expenses	2,280	3,709	5,989
Total non-interest expense	12,684	21,411	34,095
Income before taxes	4,609	20,642	25,251
Provision for income taxes	902	8,679	9,581
Net income	$ 3,707	$ 11,963	$ 15,670
Total assets, end of period	$ 959,612	$ 288,718	$ 1,248,330

(1)	Includes an inter-company charge of $27 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $66 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 15,198	$ 3,106	$ 18,304
Provision for loan losses	1,791	313	2,104
Net interest income, after provision for loan losses	13,407	2,793	16,200

Non-interest income:
Loan servicing and other fees (1)	279	29	308
(Loss) gain on sale of loans, net (2)	(619)	13,792	13,173
Deposit account fees	1,229	-	1,229
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	37	72	109
Card and processing fees	640	-	640
Other	402	-	402
Total non-interest income	1,968	13,893	15,861

Non-interest expense:
Salaries and employee benefits	7,453	9,781	17,234
Premises and occupancy	1,273	555	1,828
Operating and administrative expenses	2,357	3,358	5,715
Total non-interest expense	11,083	13,694	24,777
Income before taxes	4,292	2,992	7,284
Provision for income taxes	1,854	1,258	3,112
Net income	$ 2,438	$ 1,734	$ 4,172
Total assets, end of period	$ 1,076,170	$ 221,564	$ 1,297,734

(1)	There was no inter-company charge credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $59 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2012 and June 30, 2012 were as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$ 11,157	$ 443	$ -	$ 11,600	$ 11,600
U.S. government sponsored enterprise MBS	7,960	468	-	8,428	8,428
Private issue CMO (2)	1,162	-	(6)	1,156	1,156
Total investment securities	$ 20,279	$ 911	$ (6)	$ 21,184	$ 21,184

(1)	Mortgage-Backed Securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$ 11,854	$ 460	$ -	$ 12,314	$ 12,314
U.S. government sponsored enterprise MBS	8,850	492	-	9,342	9,342
Private issue CMO	1,243	4	(5)	1,242	1,242
Total investment securities	$ 21,947	$ 956	$ (5)	$ 22,898	$ 22,898

In the second quarter of fiscal 2013 and 2012, the Corporation received MBS principal payments of $905,000 and $1.1 million, respectively, and did not purchase or sell investment securities.  For the first six months of fiscal 2013 and 2012, the Corporation received MBS principal payments of $1.7 million and $2.0 million, respectively, and did not purchase or sell investment securities.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of December 31, 2012 and June 30, 2012, the gross unrealized holding losses relate to one adjustable rate private issue CMO which has been in an unrealized loss position for more than 12 months.  The unrealized holding losses were primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of December 31, 2012 and June 30, 2012.  The Corporation does not believe that there are any other-than-temporary impairments at December 31, 2012 and 2011; therefore, no impairment losses have been recorded for the quarter ended December 31, 2012 and 2011.  The Corporation intends and has the ability to hold these CMO investment securities until maturity and will not likely be required to sell the CMO investment securities before realizing a full recovery.

Contractual maturities of investment securities as of December 31, 2012 and June 30, 2012 were as follows:

	December 31, 2012		June 30, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$ -	$ -	$ -	$ -
Due after one through five years	-	-	-	-
Due after five through ten years	-	-	-	-
Due after ten years	20,279	21,184	21,947	22,898
Total investment securities	$ 20,279	$ 21,184	$ 21,947	$ 22,898

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

	December 31, 2012	June 30, 2012

Mortgage loans:
Single-family	$ 422,457	$ 439,024
Multi-family	261,580	278,057
Commercial real estate	101,621	95,302
Other	390	755
Commercial business loans	2,199	2,580
Consumer loans	383	506
Total loans held for investment, gross	788,630	816,224

Deferred loan costs, net	1,957	2,095
Allowance for loan losses	(18,530)	(21,483)
Total loans held for investment, net	$ 772,057	$ 796,836

As of December 31, 2012, the Corporation had $36.4 million in mortgage loans that are subject to negative amortization, consisting of $25.6 million in multi-family loans, $5.8 million in single-family loans and $5.0 million in commercial real estate loans.  This compares to $40.2 million of negative amortization mortgage loans at June 30, 2012, consisting of $26.7 million in multi-family loans, $6.5 million in single-family loans and $7.0 million in commercial real estate loans.  During the second quarter of fiscal 2013 and 2012, no loan interest income was added to the negative amortization loan balance.  For the first six months of fiscal 2013, no loan interest income was added to the negative amortization loan balance, as compared to $13,000 of loan interest income in the comparable period of fiscal 2012.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of December 31, 2012 and June 30, 2012, the interest-only ARM loans were $201.9 million and $214.2 million, or 25.6% and 26.2% of loans held for investment, respectively.

The following table sets forth information at December 31, 2012 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at December 31, 2012, unchanged from June 30, 2012.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 382,617	$ 17,907	$ 8,605	$ 1,834	$ 11,494	$ 422,457
Multi-family	162,736	14,039	67,035	6,118	11,652	261,580
Commercial real estate	57,821	2,461	17,991	8,311	15,037	101,621
Other	159	-	-	-	231	390
Commercial business loans	988	-	-	-	1,211	2,199
Consumer loans	363	-	-	-	20	383
Total loans held for investment, gross	$ 604,684	$ 34,407	$ 93,631	$ 16,263	$ 39,645	$ 788,630

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions for loan losses are charged against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request the Corporation to significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.

In compliance with the regulatory reporting requirements of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying Accounting Standards Codification (“ASC”) 310, “Receivables,”.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method.

The following tables summarize the Corporation’s allowance for loan losses at December 31, 2012 and June 30, 2012:

(In Thousands)	December 31, 2012	June 30, 2012

Collectively evaluated for impairment:
Mortgage loans:
Single-family	$ 12,201	$ 15,189
Multi-family	3,660	3,524
Commercial real estate	1,852	1,810
Other	7	7
Commercial business loans	101	169
Consumer loans	13	13
Total collectively evaluated allowance	17,834	20,712

Individually evaluated for impairment:
Mortgage loans:
Single-family	503	744
Multi-family	27	27
Other	159	-
Commercial business loans	7	-
Total individually evaluated allowance	696	771
Total loan loss allowance	$ 18,530	$ 21,483

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses (dollars in thousands):

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2012	2011	2012	2011

Allowance at beginning of period	$ 20,118	$ 28,704	$ 21,483	$ 30,482

Provision for loan losses	23	1,132	556	2,104

Recoveries:
Mortgage loans:
Single-family	93	191	163	304
Consumer loans	1	-	2	-
Total recoveries	94	191	165	304

Charge-offs:
Mortgage loans:
Single-family	(1,704)	(3,101)	(3,671)	(5,962)
Multi-family	-	-	-	-
Consumer loans	(1)	(25)	(3)	(27)
Total charge-offs	(1,705)	(3,126)	(3,674)	(5,989)

Net charge-offs	(1,611)	(2,935)	(3,509)	(5,685)
Balance at end of period	$ 18,530	$ 26,901	$ 18,530	$ 26,901

Allowance for loan losses as a percentage of gross loans held for investment
	2.34%	3.08%	2.34%	3.08%
Net charge-offs as a percentage of average loans outstanding during the period (annualized)
	0.62%	1.02%	0.67%	1.03%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period
	64.40%	62.71%	64.40%	62.71%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses at December 31, 2012 and June 30, 2012:

(In Thousands)	December 31, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 12,513	$ (3,078)	$ 9,435
Without a related allowance (2)	8,950	-	8,950
Total single-family loans	21,463	(3,078)	18,385
Multi-family:
With a related allowance	1,988	(397)	1,591
Total multi-family loans	1,988	(397)	1,591

Commercial real estate:
With a related allowance	4,958	(744)	4,214
Total commercial real estate loans	4,958	(744)	4,214

Other:
With a related allowance	159	(159)	-
Total other loans	159	(159)	-

Commercial business loans:
With a related allowance	204	(29)	175
Total commercial business loans	204	(29)	175

Total non-performing loans	$ 28,772	$ (4,407)	$ 24,365

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value and/or the fair value of the collateral is higher than the loan balance.

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 26,214	$ (5,476)	$ 20,738
Without a related allowance (2)	8,352	-	8,352
Total single-family loans	34,566	(5,476)	29,090
Multi-family:
With a related allowance	1,806	(349)	1,457
Total multi-family loans	1,806	(349)	1,457

Commercial real estate:
With a related allowance	3,820	(573)	3,247
Total commercial real estate loans	3,820	(573)	3,247

Other:
Without a related allowance (2)	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	246	(74)	172
Total commercial business loans	246	(74)	172

Total non-performing loans	$ 40,960	$ (6,472)	$ 34,488

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value and/or the fair value of the collateral is higher than the loan balance.

At December 31, 2012 and June 30, 2012, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses, as of December 31, 2012:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 5,406	$ 1,694	$ 3,517	$ 7,768	$ 18,385
Multi-family	194	-	917	480	1,591
Commercial real estate	214	1,271	2,729	-	4,214
Commercial business loans	-	-	150	25	175
Total	$ 5,814	$ 2,965	$ 7,313	$ 8,273	$ 24,365

For the quarters ended December 31, 2012 and 2011, the Corporation’s average investment in non-performing loans was $26.2 million and $35.3 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended December 31, 2012 and 2011, interest income of $1.5 million and $1.5 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $145,000 and $261,000 for the quarters ended December 31, 2012 and 2011, respectively, and was not included in the results of operations.

For the six months ended December 31, 2012 and 2011, the Corporation’s average investment in non-performing loans was $27.7 million and $36.0 million, respectively.  For the six months ended December 31, 2012 and 2011, interest income of $3.0 million and $3.1 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income amounted to $246,000 and $574,000 for the quarters ended December 31, 2012 and 2011, respectively, and was not included in the results of operations.

For the quarter ended December 31, 2012, there were no new loans that were modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans.  For the quarter ended December 31, 2011, four loans for $1.0 million were re-underwritten and identified as restructured loans during the quarter ended December 31, 2011.  During the quarter ended December 31, 2012 and 2011, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarter ended December 31, 2012, there was one loan for $131,000 whose modification was extended beyond the initial maturity of the modification.  For the quarter ended December 31, 2011, four loans for $3.0 million had their modification extended beyond the initial maturity of the modification.

For the six months ended December 31, 2012, there were no new loans that were modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans.  This compares to 16 loans for $5.8 million that were re-underwritten and identified as restructured loans during the six months ended December 31, 2011.  During the six months ended December 31, 2012, one restructured loan with a balance of $437,000 was in default within a 12-month period subsequent to its original restructuring and required an additional provision of $226,000.  This compares to two restructured loans with a total balance of $771,000 during the six months ended December 31, 2011 that were in default within a 12-month period subsequent to their original restructuring and required an additional provision of $200,000.  Additionally, during the six months ended December 31, 2012, there was one loan for $131,000 whose modification was extended beyond the initial maturity of the modification.  For the six months ended December 31, 2011, five loans for $3.2 million had their modification extended beyond the initial maturity of the modification.

As of December 31, 2012, the net outstanding balance of the 42 restructured loans was $18.1 million:  six were classified in accordance with the Corporation’s risk rating system as pass and remain on accrual status ($2.7 million); four were classified as special mention and remain on accrual status ($1.7 million); and 32 were classified as substandard ($13.6 million total, with 31 of the 32 loans or $10.8 million on non-accrual status).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of December 31, 2012, $9.8 million, or 54 percent, of the restructured loans were current with respect to their payment status.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months; 12 months for those loans that were restructured more than once; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan for the United States Securities and Exchange Commission (“SEC”) reporting purposes.  In addition to the payment history described above, multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”) must also demonstrate a combination of the following characteristics to be upgraded: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, their most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Corporation.  The Corporation re-underwrites the loan with the borrower’s updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	December 31, 2012	June 30, 2012
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$ 7,708	$ 11,995
Multi-family	480	490
Commercial real estate	2,477	2,483
Other	-	522
Commercial business loans	168	165
Total	10,833	15,655

Restructured loans on accrual status:
Mortgage loans:
Single-family	4,252	6,148
Multi-family	2,755	3,266
Other	232	-
Commercial business loans	-	33
Total	7,239	9,447
Total restructured loans	$ 18,072	$ 25,102

The following table shows the restructured loans by type, net of allowance for loan losses, at December 31, 2012 and June 30, 2012:

(In Thousands)	December 31, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 3,466	$ (372)	$ 3,094
Without a related allowance (2)	8,866	-	8,866
Total single-family loans	12,332	(372)	11,960

Multi-family:
With a related allowance	506	(26)	480
Without a related allowance (2)	2,755	-	2,755
Total multi-family loans	3,261	(26)	3,235

Commercial real estate:
With a related allowance	2,914	(437)	2,477
Total commercial real estate loans	2,914	(437)	2,477

Other:
With a related allowance	159	(159)	-
Without a related allowance (2)	232	-	232
Total other loans	391	(159)	232

Commercial business loans:
With a related allowance	195	(27)	168
Total commercial business loans	195	(27)	168

Total restructured loans	$ 19,093	$ (1,021)	$ 18,072

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value and/or the fair value of the collateral is higher than the loan balance.

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 9,465	$ (486)	$ 8,979
Without a related allowance (2)	9,164	-	9,164
Total single-family loans	18,629	(486)	18,143

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance (2)	3,266	-	3,266
Total multi-family loans	3,783	(27)	3,756

Commercial real estate:
With a related allowance	2,921	(438)	2,483
Total commercial real estate loans	2,921	(438)	2,483

Other:
Without a related allowance (2)	522	-	522
Total other loans	522	-	522

Commercial business loans:
With a related allowance	236	(71)	165
Without a related allowance (2)	33	-	33
Total commercial business loans	269	(71)	198
Total restructured loans	$ 26,124	$ (1,022)	$ 25,102

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value and/or the fair value of the collateral is higher than the loan balance.

During the quarter ended December 31, 2012, five properties were acquired in the settlement of loans, while 11 previously foreclosed upon properties were sold.  For the six months ended December 31, 2012, sixteen properties were acquired in the settlement of loans, while 28 previously foreclosed upon properties were sold.  As of December 31, 2012, real estate owned was comprised of 12 properties with a net fair value of $2.4 million, primarily located in Southern California.  This compares to 24 real estate owned properties, primarily located in Southern California, with a net fair value of $5.5 million at June 30, 2012.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2012 and June 30, 2012, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $224.1 million and $222.1 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment for the quarter ended December 31, 2012 and 2011.

	December 31,	June 30,
Commitments	2012	2012
(In Thousands)

Undisbursed lines of credit – Mortgage loans	$ 834	$ 1,028
Undisbursed lines of credit – Commercial business loans	1,126	1,340
Undisbursed lines of credit – Consumer loans	793	863
Commitments to extend credit on loans to be held for investment	2,152	1,720
Total	$ 4,905	$ 4,951

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At December 31, 2012, $3.3 million was included in other assets and $332,000 was included in other liabilities; at June 30, 2012, $4.0 million was included in other assets and $1.3 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2012 and 2011.

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2012	2011	2012	2011

Balance, beginning of the period	$ 66	$ 93	$ 66	$ 94
Recovery	(3)	(21)	(3)	(22)
Balance, end of the period	$ 63	$ 72	$ 63	$ 72

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended December 31, 2012 and 2011 was as follows:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2012	2011	2012	2011
(In Thousands)

Commitments to extend credit on loans to be held for sale	$ (5,132)	$ (1,344)	$ (743)	$ 1,480
Mandatory loan sale commitments and TBA MBS trades	5,642	(25)	984	(2,497)
Option contracts	(179)	(135)	(441)	(289)
Total	$ 331	$ (1,504)	$ (200)	$ (1,306)

The outstanding derivative financial instruments at the dates indicated were as follows:

	December 31, 2012		June 30, 2012
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans
to be held for sale (1)	$ 221,978	$ 3,238	$ 220,357	$ 3,981
Best efforts loan sale commitments	(34,374)	-	(30,498)	-
Mandatory loan sale commitments and TBA MBS trades	(477,671)	(332)	(408,636)	(1,316)
Put option contracts	(20,000)	47	(15,000)	36
Total	$ (310,067)	$ 2,953	$ (233,777)	$ 2,701

(1)	Net of 28.4 percent at December 31, 2012 and 33.8 percent at June 30, 2012 of commitments, which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of December 31, 2012, the estimated deferred tax asset was $9.3 million, a $653,000 or eight percent increase, from $8.6 million at June 30, 2012.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at December 31, 2012 or June 30, 2012, other than the $825,000 tax liability at June 30, 2012 related to the prior period adjustment for fiscal 2009 established as a result of the Corporation’s overstatement of certain income items for tax reporting purposes from 2006 through 2007,  resulting in an overpayment of taxes and an understatement of the deferred tax liability.

On August 2, 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change attributable to the Corporation’s overstatement of certain income items for tax reporting purposes from 2006 through 2007.  As a result, the Corporation reversed the $825,000 tax liability recorded in the quarter ended June 30, 2012, decreasing the provision for income taxes for the quarter ended September 30, 2012.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  Tax years subsequent to fiscal 2009 remain subject to federal examination, while the California state tax returns for years subsequent to fiscal 2008 are subject to examination by state taxing authorities.  It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters ended December 31,

2012 and 2011, there were no tax penalties or interest charges.  For the six months ended December 31, 2012, there were no tax penalties or interest charges; while for the six months ended December 31, 2011, a total of $14,000 in interest charges (related to the State of California tax return for fiscal 2007) was paid with no penalties.

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

The following table describes the difference at dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of December 31, 2012:
Loans held for sale, measured at fair value	$ 294,434	$ 283,240	$ 11,194

As of June 30, 2012:
Loans held for sale, measured at fair value	$ 231,639	$ 220,849	$ 10,790

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, the fair value is derived from historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3), or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy, for which the charge-off will occur when the loan becomes 60 days delinquent (Level 2).  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The fair value of real estate owned is derived from the lower of the appraised value at the time of foreclosure or the listing price, net of estimated selling costs (Level 2).

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

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 11,600	$ -	$ 11,600
U.S. government sponsored enterprise MBS	-	8,428	-	8,428
Private issue CMO	-	-	1,156	1,156
Investment securities	-	20,028	1,156	21,184

Loans held for sale, at fair value	-	294,434	-	294,434
Interest-only strips	-	-	130	130

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	3,273	3,273
Mandatory loan sale commitments	-	-	45	45
TBA MBS trades	-	247	-	247
Option contracts	-	-	47	47
Derivative assets	-	247	3,365	3,612
Total assets	$ -	$ 314,709	$ 4,651	$ 319,360

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 35	$ 35
Mandatory loan sale commitments	-	-	116	116
TBA MBS trades	-	508	-	508
Derivative liabilities	-	508	151	659
Total liabilities	$ -	$ 508	$ 151	$ 659

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$ -	$ 12,314	$ -	$ 12,314
U.S. government sponsored enterprise MBS	-	9,342	-	9,342
Private issue CMO	-	-	1,242	1,242
Investment securities	-	21,656	1,242	22,898

Loans held for sale, at fair value	-	231,639	-	231,639
Interest-only strips	-	-	130	130

Derivative assets:
Commitments to extend credit on loans to be held for sale	-	-	3,998	3,998
Mandatory loan sale commitments	-	-	38	38
TBA MBS trades	-	121	-	121
Option contracts	-	-	36	36
Derivative assets	-	121	4,072	4,193
Total assets	$ -	$ 253,416	$ 5,444	$ 258,860

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$ -	$ -	$ 17	$ 17
Mandatory loan sale commitments	-	-	201	201
TBA MBS trades	-	1,274	-	1,274
Derivative liabilities	-	1,274	218	1,492
Total liabilities	$ -	$ 1,274	$ 218	$ 1,492

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at October 1, 2012	$ 1,198	$ 117	$ 8,370	$ (1,114)	$ 65	$ 8,636
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(8,370)	1,114	(65)	(7,321)
Included in other comprehensive loss	(7)	13	-	-	-	6
Purchases	-	-	-	(71)	47	(24)
Issuances	-	-	3,238	-	-	3,238
Settlements	(35)	-	-	-	-	(35)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at December 31, 2012	$ 1,156	$ 130	$ 3,238	$ (71)	$ 47	$ 4,500

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at October 1, 2011	$ 1,288	$ 167	$ 3,462	$ (130)	$ 142	$ 4,929
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(3,462)	130	(142)	(3,474)
Included in other comprehensive loss	1	(11)	-	-	-	(10)
Purchases	-	-	-	(2)	-	(2)
Issuances	-	-	2,118	-	-	2,118
Settlements	(45)	-	-	-	-	(45)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at December 31, 2011	$ 1,244	$ 156	$ 2,118	$ (2)	$ -	$ 3,516

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at July 1, 2012	$ 1,242	$ 130	$ 3,981	$ (163)	$ 36	$ 5,226
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(12,351)	1,277	(101)	(11,175)
Included in other comprehensive loss	(6)	-	-	-	-	(6)
Purchases	-	-	-	(1,185)	112	(1,073)
Issuances	-	-	11,608	-	-	11,608
Settlements	(80)	-	-	-	-	(80)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at December 31, 2012	$ 1,156	$ 130	$ 3,238	$ (71)	$ 47	$ 4,500

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at July 1, 2011	$ 1,367	$ 200	$ 638	$ 403	$ 99	$ 2,707
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(4,101)	(273)	(241)	(4,615)
Included in other comprehensive loss	(41)	(44)	-	-	-	(85)
Purchases	-	-	-	(132)	142	10
Issuances	-	-	5,581	-	-	5,581
Settlements	(82)	-	-	-	-	(82)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance at December 31, 2011	$ 1,244	$ 156	$ 2,118	$ (2)	$ -	$ 3,516

(1)	Consists of commitments to extend credit on loans to be held for sale.
(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$ -	$ 10,508	$ 14,754	$ 25,262
Mortgage servicing assets	-	-	331	331
Real estate owned, net	-	2,435	-	2,435
Total	$ -	$ 12,943	$ 15,085	$ 28,028

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$ -	$ 10,335	$ 25,006	$ 35,341
Mortgage servicing assets	-	-	227	227
Real estate owned, net	-	5,489	-	5,489
Total	$ -	$ 15,824	$ 25,233	$ 41,057

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of December 31, 2012 (dollars in thousands):
	Fair Value As of December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$ 1,156	Discounted cash flow	Probability of default Loss severity Prepayment speed	0.4% – 1.2% (0.9%) 15.6% - 37.7% (36.5%) 3.4% – 9.5% (5.4%)	Decrease Decrease Decrease

Non-performing loans	$ 14,754	Discounted cash flow or aggregated pooling method	Default rates Loss severity	26.9% 7.2%	Decrease Decrease

MSA	$ 331	Discounted cash flow	Prepayment speed (CPR) Discount rate	0.0% - 60.0% (29.4%) 9.0% - 10.5% (8.8%)	Decrease Decrease

Interest-only strips	$ 130	Discounted cash flow	Prepayment speed (CPR) Discount rate	0.0% - 43.6% (16.8%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$ 3,273	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.1% – 104.5% (102.2%) of par 24.4% - 28.7% (28.4%)	Decrease Decrease

Mandatory loan sale commitments	$ 45	Relative value analysis	Investor quotes TBA-MBS broker quotes Roll-forward costs (4)	102.1% – 104.3% (103.5%) of par 104.5% – 108.7% (105.9%) of par 0.00%	Decrease Decrease Decrease

Put options	$ 47	Relative value analysis	Broker quotes	106.4% – 106.7% (106.5%) of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$ 35	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.5% – 104.4% (102.6%) of par 24.4% - 28.7% (28.4%)	Decrease Decrease

Mandatory loan sale commitments	$ 116	Relative value analysis	Investor quotes TBA-MBS broker quotes Roll-forward costs (4)	102.1% – 103.9% (102.7%) of par 104.5% – 108.6% (106.2%) of par 0.00%	Decrease Decrease Decrease

(1)	The range is based on the historical estimated fair values and management estimates.
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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2012 and June 30, 2012 were as follows (dollars in thousands):

December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$ 772,057	$ 771,334	-	-	$ 771,334
FHLB – San Francisco stock	$ 19,149	$ 19,149	-	$ 19,149	-

Financial liabilities:
Deposits	$ 935,206	$ 920,984	-	-	$ 920,984
Borrowings	$ 126,519	$ 134,714	-	-	$ 134,714

June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$ 796,836	$ 801,081	-	-	$ 801,081
FHLB – San Francisco stock	$ 22,255	$ 22,255	-	$ 22,255	-

Financial liabilities:
Deposits	$ 961,411	$ 948,985	-	-	$ 948,985
Borrowings	$ 126,546	$ 134,936	-	-	$ 134,936

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2012, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of December 31, 2012, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.

For the quarters ended December 31, 2012 and 2011, the compensation cost for these plans was $105,000 and $244,000, respectively.  No income tax benefit was recognized in the quarters ended December 31, 2012 and 2011.

For the six months ended December 31, 2012 and 2011, the compensation cost for these plans was $239,000 and $833,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $71,000 for the six months ended December 31, 2012 and no income tax benefit was recognized in the six months ended December 31, 2011.

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

There was no activity under the Plans in the second quarter of either fiscal 2013 or 2012, other than the grant of 20,000 options and forfeiture of 20,000 options in the second quarter of fiscal 2013.  For the first six months of fiscal 2013 and 2012, there was no activity under the Plans, other than the grant of 20,000 options, the exercise of 28,000 options and the forfeiture of 24,000 options in the first six months of fiscal 2013.  As of December 31, 2012 and 2011, there were 188,450 stock options and 184,450 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter and six months ended December 31, 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2012	725,800	$ 12.35
Granted	20,000	$ 16.47
Exercised	-	$ -
Forfeited	(20,000)	$ 7.43
Outstanding at December 31, 2012	725,800	$ 12.60	6.90	$ 5,435
Vested and expected to vest at December 31, 2012	644,000	$ 13.20	6.69	$ 4,647
Exercisable at December 31, 2012	316,800	$ 18.70	4.78	$ 1,497

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2012	757,800	$ 12.13
Granted	20,000	$ 16.47
Exercised	(28,000)	$ 7.03
Forfeited	(24,000)	$ 7.41
Outstanding at December 31, 2012	725,800	$ 12.60	6.90	$ 5,435
Vested and expected to vest at December 31, 2012	644,000	$ 13.20	6.69	$ 4,647
Exercisable at December 31, 2012	316,800	$ 18.70	4.78	$ 1,497

As of December 31, 2012 and 2011, there was $1.1 million and $1.4 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.7 years and 3.3 years, respectively.  The forfeiture rate during the first six months of fiscal 2013 and 2012 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity for either the second quarter of fiscal 2013 and 2012.  For the first six months of fiscal 2013, there was no restricted stock activity, other than the vesting and distribution of 800 shares and the forfeiture of 1,500 shares.  This compares to the vesting and distribution of 100,300 shares of restricted stock in the first six months of fiscal 2012.  As of December 31, 2012 and 2011, there were 169,600 shares and 168,100 shares of restricted stock available for future awards under the Plans, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and six months ended December 31, 2012.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at October 1, 2012	144,500	$ 7.07
Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -
Unvested at December 31, 2012	144,500	$ 7.07
Expected to vest at December 31, 2012	115,600	$ 7.07

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2012	146,800	$ 7.13
Granted	-	$ -
Vested	(800)	$ 18.09
Forfeited	(1,500)	$ 7.07
Unvested at December 31, 2012	144,500	$ 7.07
Expected to vest at December 31, 2012	115,600	$ 7.07

As of December 31, 2012 and 2011, the unrecognized compensation expense was $708,000 and $1.0 million, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.5 years and 3.2 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first six months of fiscal 2013 and 2012, for both periods.  For the six months ended December 31, 2012 and 2011, the fair value of shares vested and distributed was $9,000 and $814,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million  shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of December 31, 2012 and 2011, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

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

For the second quarter of fiscal 2013 and 2012, there was no activity in the Stock Option Plans, except forfeitures of 62,700 shares in the second quarter of fiscal 2012.  For the first six months of fiscal 2013 and 2012, there was no activity in the Stock Option Plans, except forfeitures of 7,500 shares and 62,700 shares, respectively. As of December 31, 2012 and 2011, there were 14,900 stock options and 14,900 stock options available for future grants under the Stock Option Plans, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and six months ended December 31, 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2012	412,700	$ 24.30
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at December 31, 2012	412,700	$ 24.30	2.01	$ -
Vested and expected to vest at December 31, 2012	412,700	$ 24.30	2.01	$ -
Exercisable at December 31, 2012	412,700	$ 24.30	2.01	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2012	420,200	$ 24.11
Granted	-	$ -
Exercised	-	$ -
Forfeited	(7,500)	$ 13.67
Outstanding at December 31, 2012	412,700	$ 24.30	2.01	$ -
Vested and expected to vest at December 31, 2012	412,700	$ 24.30	2.01	$ -
Exercisable at December 31, 2012	412,700	$ 24.30	2.01	$ -

As of December 31, 2012, there was no unrecognized compensation expense. This compares to unrecognized compensation expense of $26,000 at December 31, 2011, related to unvested share-based compensation arrangements under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 0.6 years.  The forfeiture rate during the first six months of fiscal 2012 was 20 percent, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 11: Subsequent Events

On January 24, 2013, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.07 per share, reflecting a 40 percent increase from the $0.05 per share paid on December 11, 2012.  Shareholders of the Corporation’s common stock at the close of business on February 13, 2013 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 5, 2013.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At December 31, 2012, the Corporation had total assets of $1.25 billion, total deposits of $935.2 million and total stockholders’ equity of $155.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 16 retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville, San Diego, San Rafael and Stockton, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On October 30, 2012, the Corporation declared a quarterly cash dividend of $0.05 per share for the Corporation’s shareholders of record at the close of business on November 21, 2012, which was paid on December 11, 2012.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

In compliance with the OCC’s regulatory reporting requirements, non-performing loans are charged-off to their fair values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loans becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method.

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

To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, their most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Corporation.  The Corporation re-underwrites the loan with the borrower’s updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

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

When a loan is categorized as non-performing, all previously accrued but uncollected interest is reversed in the current operating results.  When a full recovery of the outstanding principal loan balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest.  This is referred to as the cost recovery method.  A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such loan is considered to be fully collectible on timely basis.  However, the Corporation’s policy also allows management to continue the recognition of interest income on certain non-performing loans.  This is referred to as the cash basis method under which the accrual of interest is suspended and interest income is recognized only when collected.  This policy applies to non-performing loans that are considered to be fully collectible but the timely collection of payments is in doubt.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at December 31, 2012 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than	1 to less	3 to	Over
	1 year	than 3 years	5 years	5 years	Total
Operating obligations	$ 1,778	$ 1,718	$ 927	$ 572	$ 4,995
Pension benefits	-	209	419	7,182	7,810
Time deposits	237,607	175,040	19,539	1,704	433,890
FHLB – San Francisco advances	77,990	12,740	2,753	44,285	137,768
FHLB – San Francisco letter of credit	10,000	-	-	-	10,000
FHLB – San Francisco MPF credit enhancement (1)	2,854	-	-	-	2,854
Total	$ 330,229	$ 189,707	$ 23,638	$ 53,743	$ 597,317

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of December 31, 2012, the Bank serviced $59.9 million of loans under this program.

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

Total assets decreased $12.6 million to $1.25 billion at December 31, 2012 from $1.26 billion at June 30, 2012.  The decrease was primarily attributable to decreases in cash and cash equivalents and loans held for investment, partly offset by an increase in loans held for sale.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $45.5 million, or 31 percent, to $99.6 million at December 31, 2012 from $145.1 million at June 30, 2012.  The decrease was primarily attributable to the increase in loans held for sale, partly offset by a decrease in loans held for investment.  The relatively high balance in cash and cash equivalents were consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total investment securities decreased $1.7 million, or seven percent, to $21.2 million at December 31, 2012 from $22.9 million at June 30, 2012.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment decreased $24.7 million, or three percent, to $772.1 million at December 31, 2012 from $796.8 million at June 30, 2012.  Total loan principal payments during the first six months of fiscal 2013 were $70.4 million, a three percent increase from $68.4 million in the comparable period in fiscal 2012.  In addition, real estate owned acquired in the settlement of loans in the first six months of fiscal 2013 was $6.8 million, a 44 percent decline from $12.1 million in the same period last year.  During the first six months of fiscal 2013, the Corporation originated $45.1 million of loans held for investment, consisting primarily of multi-family and commercial real estate loans, compared to $29.1 million, primarily in multi-family loans, for the same period last year.  During the first six months of fiscal 2013, the Corporation did not purchase any loans to be held for investment.  This compares to the same period in fiscal 2012 when the Corporation purchased $7.1 million of loans to be held for investment, consisting primarily of multi-family loans.  The balance of preferred loans decreased to $365.4 million at December 31, 2012, compared to $375.9 million at June 30, 2012, and represented 46 percent of loans held for investment at both dates.  There were no construction loans outstanding at December 31, 2012 and June 30, 2012.  The balance of single-family loans held for investment decreased four percent to $422.5 million at December 31, 2012, compared to $439.0 million at June 30, 2012, and represented approximately 54 percent of loans held for investment at both dates.

The table below describes the geographic dispersion of real estate secured loans held for investment at December 31, 2012 and June 30, 2012, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of December 31, 2012
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 126,866	30%	$ 230,302	54%	$ 61,696	15%	$ 3,593	1%	$ 422,457	100%
Multi-family	39,321	15%	164,648	63%	54,129	21%	3,482	1%	261,580	100%
Commercial real estate	54,783	54%	45,022	44%	1,816	2%	-	-%	101,621	100%
Other	390	100%	-	-%	-	-%	-	-%	390	100%
Total	$ 221,360	28%	$ 439,972	56%	$ 117,641	15%	$ 7,075	1%	$ 786,048	100%

(1)	Other than the Inland Empire.

As of June 30, 2012
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 133,874	31%	$ 237,715	54%	$ 63,432	14%	$ 4,003	1%	$ 439,024	100%
Multi-family	37,303	13%	188,229	68%	49,012	18%	3,513	1%	278,057	100%
Commercial real estate	46,291	49%	47,175	49%	1,836	2%	-	- %	95,302	100%
Other	755	100%	-	- %	-	- %	-	- %	755	100%
Total	$ 218,223	27%	$ 473,119	58%	$ 114,280	14%	$ 7,516	1%	$ 813,138	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $62.8 million, or 27 percent, to $294.4 million at December 31, 2012 from $231.6 million at June 30, 2012.  The increase was primarily due to the timing difference between loan fundings and loan sale settlements.

Total deposits decreased $26.2 million, or three percent, to $935.2 million at December 31, 2012 from $961.4 million at June 30, 2012.  Transaction accounts decreased $6.4 million, or one percent, to $509.2 million at December 31, 2012 from $515.6 million at June 30, 2012; and time deposits decreased $19.8 million, or four percent, to $426.0 million at December 31, 2012 from $445.8 million at June 30, 2012.  The smaller decrease in transaction accounts as compared to time deposits was primarily attributable to the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, were unchanged at $126.5 million at both December 31, 2012 and June 30, 2012.  There were no scheduled maturities during the six months ended December 31, 2012.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 32 months at December 31, 2012, down from 39 months at June 30, 2012.

Total stockholders’ equity increased $11.1 million, or eight percent, to $155.9 million at December 31, 2012, from $144.8 million at June 30, 2012, primarily as a result of net income, partly offset by stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and quarterly cash dividends paid during the first six months of fiscal 2013.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2012 and 2011

The Corporation’s net income for the second quarter of fiscal 2013 was $6.9 million, an increase of $5.0 million, or 263 percent, from $1.9 million in the same period of fiscal 2012.  The increase in net income was attributable to the increase in non-interest income and the decrease in the provision for loan losses, partially offset by the decrease in net interest income (before provision for loan losses) and the increase in non-interest expenses.

For the first six months of fiscal 2013, the Corporation’s net income was $15.7 million, an increase of $11.5 million, or 274 percent, from $4.2 million in the same period of fiscal 2012.  The increase in net income was attributable to the increase in non-interest income and the decrease in the provision for loan losses, partially offset by the decrease in net interest income (before provision for loan losses) and the increase in non-interest expenses.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, improved to 58 percent for the second quarter of fiscal 2013 from 74 percent for the same period of fiscal 2012.  The improvement in the efficiency ratio was primarily the result of an increase in non-interest income, partly offset by an increase in non-interest expense and a decrease in net interest income (before provision for loan losses).

For the first six months of fiscal 2013, the Corporation’s efficiency ratio improved to 57 percent from 73 percent for the same period of fiscal 2012.  The improvement in the efficiency ratio was primarily the result of a significant increase in non-interest income outpacing the increase in non-interest expense and a decrease in net interest income (before provision for loan losses).

Return on average assets for the second quarter of fiscal 2013 was 2.21 percent, up 164 basis points from 0.57 percent in the same period last year.  For the first six months of fiscal 2013, return on average assets was 2.50 percent, up 186 basis points from 0.64 percent in the same period last year.

Return on average equity for the second quarter of fiscal 2013 was 18.14 percent compared to 5.19 percent for the same period last year.  For the first six months of fiscal 2013, return on average equity was 20.89 percent compared to 5.87 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2013 were $0.64, a 300 percent increase from $0.16 in the same period last year.  For the first six months of fiscal 2013, diluted earnings per share were $1.43, a 297 percent increase from $0.36 in the same period last year.

Net Interest Income:

For the Quarters Ended December 31, 2012 and 2011.  Net interest income (before the provision for loan losses) decreased $734,000, or eight percent, to $8.8 million for the second quarter of fiscal 2013 from $9.5 million for the comparable period in fiscal 2012, due to decreases in the net interest margin and average earning assets.  The net interest margin was 2.90 percent in the second quarter of fiscal 2013, down 12 basis points from 3.02 percent in the same period of fiscal 2012 due to the decline in the average yield of interest-earning assets outpacing the declining cost of liabilities.  The weighted-average yield of interest-earning assets decreased by 43 basis points to 3.84 percent, while the weighted-average cost of interest-bearing liabilities decreased by 32 basis points to 1.05 percent for the second quarter of fiscal 2013 as compared to the same period last year.  The average balance of earning assets decreased $49.7 million, or four percent, to $1.21 billion in the second quarter of fiscal 2013 from $1.26 billion in the comparable period of fiscal 2012, consistent with the Corporation’s strategy of managing liquidity and credit risk.

For the Six Months Ended December 31, 2012 and 2011.  Net interest income (before the provision for loan losses) decreased $596,000, or three percent, to $17.7 million for the first six months of fiscal 2013 from $18.3 million for the comparable period in fiscal 2012, due to a decrease in average earning assets, partly offset by an increase in the net interest margin.  The average balance of earning assets decreased $51.2 million, or four percent, to $1.21 billion in the first six months of fiscal 2013 from $1.26 billion in the comparable period of fiscal 2012, consistent with the Corporation’s strategy of managing liquidity and credit risk.  The net interest margin was 2.93 percent in the first six months of fiscal 2013, up three basis points from 2.90 percent in the same period of fiscal 2012 due to the decline in the average cost of liabilities outpacing the declining yield of interest-earning assets.  The weighted-average cost of interest-bearing liabilities decreased by 35 basis points to 1.06 percent, while the weighted-average yield of interest-earning assets decreased by 32 basis points to 3.88 percent for the first six months of fiscal 2013 as compared to the same period last year.

Interest Income:

For the Quarters Ended December 31, 2012 and 2011.  Total interest income decreased by $1.9 million, or 14 percent, to $11.6 million for the second quarter of fiscal 2013 from $13.5 million in the same quarter of fiscal 2012.  This decrease was the result of the lower average balance of earning assets and, to a lesser extent, the lower average earning asset yield.

Loans receivable interest income decreased $2.0 million, or 15 percent, to $11.3 million in the second quarter of fiscal 2013 from $13.3 million for the same quarter of fiscal 2012.  This decrease was attributable to a lower average loan balance and, to a lesser extent, a lower average loan yield.  The average balance of loans receivable, including loans held for sale, decreased $117.0 million, or 10 percent, to $1.04 billion for the second quarter of fiscal 2013 as compared to $1.15 billion in the same quarter of fiscal 2012.  The average loan yield during the second quarter of fiscal 2013 decreased 25 basis points to 4.35 percent from 4.60 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a higher average balance of loans held for sale at lower average yield.

Interest income from investment securities decreased $24,000, or 18 percent, to $110,000 for the second quarter of fiscal 2013 from $134,000 in the same quarter of fiscal 2012.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $2.9 million, or 12 percent, to $21.8 million during the second quarter of fiscal 2013 from $24.7 million during the same quarter of fiscal 2012.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 15 basis points to 2.02 percent during the quarter ended December 31, 2012 from 2.17 percent during the quarter ended December 31, 2011.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the second quarter of fiscal 2013, the Corporation did not purchase any investment securities, while $905,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2013 was $137,000, compared to $20,000 in the same quarter of fiscal 2012.  In the second quarter of fiscal 2013, the Bank received a $2.0 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $1.2 million capital stock redemption in the same period of fiscal 2012.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $84,000 in the second quarter of fiscal 2013, up 127 percent from $37,000 in the same quarter of fiscal 2012.  The increase was due to a higher average balance for the second quarter of fiscal 2013 as compared to the same period last year as the average yield was unchanged at 25 basis points during both quarters.  The average balance of the interest-earning deposits in the second quarter of fiscal 2013 was $132.4 million, an increase of $75.2 million or 131 percent, from $57.2 million in the same quarter of fiscal 2012.

For the Six Months Ended December 31, 2012 and 2011.  Total interest income decreased by $3.0 million, or 11 percent, to $23.5 million for the first six months of fiscal 2013 from $26.5 million in the same period of fiscal 2012.  This decrease was the result of the lower average earning asset yield and the lower average balance of earning assets.

Loans receivable interest income decreased $3.1 million, or 12 percent, to $22.9 million in the first six months of fiscal 2013 from $26.0 million for the same period of fiscal 2012.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first six months of fiscal 2013 decreased 31 basis points to 4.40 percent from 4.71 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a higher average balance of loans held for sale at lower average yield.  The average balance of loans receivable, including loans held for sale, decreased $63.0 million, or six percent, to $1.04 billion for the first six months of fiscal 2013 as compared to $1.11 billion in the same period of fiscal 2012.

Interest income from investment securities decreased $57,000, or 20 percent, to $224,000 for the first six months of fiscal 2013 from $281,000 in the same period of fiscal 2012.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $3.0 million, or 12 percent, to $22.2 million during the first six months of fiscal 2013 from $25.2 million during the same period of fiscal 2012.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 21 basis points to 2.02 percent during the six months ended December 31, 2012 from 2.23 percent during the period ended December 31, 2011.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first six months of fiscal 2013, the Corporation did not purchase any investment securities, while $1.7 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2013 was $164,000, compared to $38,000 in the same period of fiscal 2012.  In the first six months of fiscal 2013, the Bank received a $3.1 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $2.4 million capital stock redemption in the same period of fiscal 2012.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $157,000 in the first six months of fiscal 2013, up 17 percent from $134,000 in the same period of fiscal 2012.  The increase was due to a higher average balance for the first six months of fiscal 2013 as compared to the same period last year as the average yield was unchanged at 25 basis points during both six month periods.  The average balance of the interest-earning deposits in the first six months of fiscal 2013 was $124.4 million, an increase of $19.6 million or 19 percent, from $104.8 million in the same period of fiscal 2012.

Interest Expense:

For the Quarters Ended December 31, 2012 and 2011.  Total interest expense for the second quarter of fiscal 2013 was $2.8 million as compared to $3.9 million for the same period last year, a decrease of $1.1 million, or 28 percent.  This decrease was primarily attributable to the lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, the lower average cost of interest-bearing liabilities.

Interest expense on deposits for the second quarter of fiscal 2013 was $1.7 million as compared to $2.2 million for the same period last year, a decrease of $486,000, or 22 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost.  The average cost of deposits decreased to 0.71 percent during the second quarter of fiscal 2013 from 0.91 percent during the same quarter last year, a decrease of 20 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in checking, savings and money market (“core”) deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits decreased $5.7 million to $949.4 million during the quarter ended December 31, 2012 from $955.1 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits.  Strategically, the Corporation has been promoting core deposits and competing less aggressively for time deposits.  The increase in core deposits was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of core deposits to total deposits in the second quarter of fiscal 2013 was 54 percent, compared to 51 percent in the same period of fiscal 2012.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2013 decreased $615,000, or 35 percent, to $1.1 million from $1.8 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $59.2 million, or 32 percent, to $126.5 million during the quarter ended December 31, 2012 from $185.7 million during the same period last year.  The decrease in the average balance was due primarily to scheduled maturities.  The average cost of borrowings decreased to 3.57 percent for the quarter ended December 31, 2012 from 3.75 percent in the same quarter last year, a decrease of 17 basis points.  The decrease in average cost was due primarily to maturities of higher costing advances.

For the Six Months Ended December 31, 2012 and 2011.  Total interest expense for the first six months of fiscal 2013 was $5.8 million as compared to $8.2 million for the same period last year, a decrease of $2.4 million, or 29 percent.  This decrease was primarily attributable to the lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, the lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first six months of fiscal 2013 was $3.5 million as compared to $4.5 million for the same period last year, a decrease of $1.0 million, or 22 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost.  The average cost of deposits decreased to 0.72 percent during the first six months of fiscal 2013 from 0.94 percent during the same period last year, a decrease of 22 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in core deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits decreased $2.0 million to $952.9 million during the six months ended December 31, 2012 from $954.9 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in core deposits.  The average balance of core deposits to total deposits in the first six months of fiscal 2013 was 54 percent, compared to 51 percent in the same period of fiscal 2012.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first six months of fiscal 2013 decreased $1.3 million, or 36 percent, to $2.3 million from $3.6 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $64.6 million, or 34 percent, to $126.5 million during the six months ended December 31, 2012 from $191.1 million during the same period last year.  The decrease in the average balance was due primarily to scheduled maturities.  The average cost of borrowings decreased to 3.58 percent for the six months ended December 31, 2012 from 3.78 percent in the same period last year, a decrease of 20 basis points.  The decrease in average cost was due primarily to maturities of higher costing advances.

The following table presents the average balance sheets for the quarters ended December 31, 2012 and 2011, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	December 31, 2012			December 31, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,036,682	$ 11,286	4.35%	$ 1,153,663	$ 13,261	4.60%
Investment securities	21,753	110	2.02%	24,719	134	2.17%
FHLB – San Francisco stock	20,107	137	2.73%	25,155	20	0.32%
Interest-earning deposits	132,413	84	0.25%	57,201	37	0.25%

Total interest-earning assets	1,210,955	11,617	3.84%	1,260,738	13,452	4.27%

Non interest-earning assets	45,733			46,170

Total assets	$ 1,256,688			$ 1,306,908

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 285,379	112	0.16%	$ 275,615	176	0.25%
Savings accounts	229,859	144	0.25%	214,324	191	0.35%
Time deposits	434,174	1,449	1.32%	465,173	1,824	1.56%

Total deposits	949,412	1,705	0.71%	955,112	2,191	0.91%

Borrowings	126,524	1,140	3.57%	185,670	1,755	3.75%

Total interest-bearing liabilities	1,075,936	2,845	1.05%	1,140,782	3,946	1.37%

Non interest-bearing liabilities	27,736			23,352

Total liabilities	1,103,672			1,164,134

Stockholders’ equity	153,016			142,774
Total liabilities and stockholders’ equity
	$ 1,256,688			$ 1,306,908

Net interest income		$ 8,772			$ 9,506

Interest rate spread (3)			2.79%			2.90%
Net interest margin (4)			2.90%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities

			112.55%			110.52%
Return on average assets			2.21%			0.57%
Return on average equity			18.14%			5.19%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $117 and $126 for the quarters ended December 31, 2012 and 2011, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $52.8 million and $46.0 million during the quarters ended December 31, 2012 and 2011, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(Dollars in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2012			December 31, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,042,167	$ 22,919	4.40%	$ 1,105,162	$ 26,010	4.71%
Investment securities	22,195	224	2.02%	25,243	281	2.23%
FHLB – San Francisco stock	20,881	164	1.56%	25,759	38	0.29%
Interest-earning deposits	124,421	157	0.25%	104,765	134	0.25%

Total interest-earning assets	1,209,664	23,464	3.88%	1,260,929	26,463	4.20%

Non interest-earning assets	46,074			49,098

Total assets	$ 1,255,738			$ 1,310,027

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 285,709	210	0.15%	$ 273,149	376	0.27%
Savings accounts	228,997	292	0.25%	212,762	416	0.39%
Time deposits	438,239	2,973	1.35%	469,011	3,730	1.58%

Total deposits	952,945	3,475	0.72%	954,922	4,522	0.94%

Borrowings	126,531	2,281	3.58%	191,103	3,637	3.78%

Total interest-bearing liabilities	1,079,476	5,756	1.06%	1,146,025	8,159	1.41%

Non interest-bearing liabilities	26,265			21,767

Total liabilities	1,105,741			1,167,792

Stockholders’ equity	149,997			142,235
Total liabilities and stockholders’ equity
	$ 1,255,738			$ 1,310,027

Net interest income		$ 17,708			$ 18,304

Interest rate spread (3)			2.82%			2.79%
Net interest margin (4)			2.93%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities

			112.06%			110.03%
Return on average assets			2.50%			0.64%
Return on average equity			20.89%			5.87%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $347 and $373 for the six months ended December 31, 2012 and 2011, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $52.6 million and $45.7 million during the six months ended December 31, 2012 and 2011, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and six months ended December 31, 2012 and 2011, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2012 Compared
	To Quarter Ended December 31, 2011
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (703)	$ (1,345)	$ 73	$ (1,975)
Investment securities	(9)	(16)	1	(24)
FHLB – San Francisco stock	151	(4)	(30)	117
Interest-bearing deposits	-	47	-	47
Total net change in income on interest-earning assets
	(561)	(1,318)	44	(1,835)

Interest-bearing liabilities:
Checking and money market accounts	(68)	6	(2)	(64)
Savings accounts	(57)	14	(4)	(47)
Time deposits	(272)	(122)	19	(375)
Borrowings	(83)	(559)	27	(615)
Total net change in expense on interest-bearing liabilities
	(480)	(661)	40	(1,101)
Net (decrease) increase in net interest income
	$ (81)	$ (657)	$ 4	$ (734)

(1)	Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2012 Compared
	To Six Months Ended December 31, 2011
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (1,705)	$ (1,484)	$ 98	$ (3,091)
Investment securities	(26)	(34)	3	(57)
FHLB – San Francisco stock	164	(7)	(31)	126
Interest-bearing deposits	-	23	-	23
Total net change in income on interest-earning assets
	(1,567)	(1,502)	70	(2,999)

Interest-bearing liabilities:
Checking and money market accounts	(175)	17	(8)	(166)
Savings accounts	(145)	32	(11)	(124)
Time deposits	(548)	(245)	36	(757)
Borrowings	(191)	(1,230)	65	(1,356)
Total net change in expense on interest-bearing liabilities
	(1,059)	(1,426)	82	(2,403)
Net decrease in net interest income	$ (508)	$ (76)	$ (12)	$ (596)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended December 31, 2012 and 2011.  During the second quarter of fiscal 2013, the Corporation recorded a provision for loan losses of $23,000, a decline of $1.1 million, or 98 percent, from $1.1 million in the same period of fiscal 2012.  The lower loan loss provision in the second quarter of fiscal 2013 was primarily attributable to an improvement in loan quality.  Non-performing loans declined to $24.4 million at December 31, 2012 as compared to $34.5 million at June 30, 2012 and $31.5 million at December 31, 2011.  Net charge-offs also declined to $1.6 million in the second quarter of fiscal 2013 as compared to $2.9 million in the same quarter of fiscal 2012.  Total classified loans were $46.2 million at December 31, 2012 as compared $53.0 million at June 30, 2012 and to $58.0 million at December 31, 2011.

For the Six Months Ended December 31, 2012 and 2011.  During the first six months of fiscal 2013, the Corporation recorded a provision for loan losses of $556,000, a decline of $1.5 million, or 74 percent, from $2.1 million in the same period of fiscal 2012.  The lower loan loss provision in the first six months of fiscal 2013 was primarily attributable to an improvement in loan quality. Net charge-offs declined to $3.5 million in the first six months of fiscal 2013 as compared to $5.7 million in the same period of fiscal 2012.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the charge-off experience and to reflect the impact on loans held for investment resulting from the current general economic conditions of the U.S. and California economy such as the high unemployment rate, and lower home prices in California.  See related discussion of “Asset Quality” below.

At December 31, 2012, the allowance for loan losses was $18.5 million, comprised of collectively evaluated allowances of $17.8 million and individually evaluated allowances of $696,000; in comparison to the allowance for loan losses of $21.5 million at June 30, 2012, comprised of collectively evaluated allowances of $20.7 million and individually evaluated allowances of $771,000.  The allowance for loan losses as a percentage of gross loans held for investment was 2.34 percent at December 31, 2012 compared to 2.63 percent at June 30, 2012.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended December 31, 2012 and 2011.  Total non-interest income increased $12.7 million, or 174 percent, to $20.0 million for the quarter ended December 31, 2012 from $7.3 million for the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans.

The net gain on sale of loans increased $12.0 million, or 203 percent, to $17.9 million for the second quarter of fiscal 2013 from $5.9 million in the same quarter of fiscal 2012 reflecting the impact of a higher loan sale volume and higher average loan sale margin.  Total loans sold for the quarter ended December 31, 2012 were $1.01 billion, an increase of $339.9 million or 50 percent, from $674.3 million for the same quarter last year.  The average loan sale margin for PBM during the second quarter of fiscal 2013 was 1.92 percent, up 78 basis points from 1.14 percent for the same period of fiscal 2012.  The gain on sale of loans for the second quarter of fiscal 2013 includes a $1.3 million recourse provision on loans sold that are subject to repurchase, compared to a $672,000 recourse provision in the comparable quarter last year.  This increase in the recourse provision includes the $1.5 million accrual for a global settlement with Bank’s largest legacy loan investor, discussed below.  As of December 31, 2012, the total recourse reserve for loans sold that are subject to repurchase was $7.8 million, compared to $6.2 million at June 30, 2012 and $5.3 million at December 31, 2011.  See “Asset Quality” for additional information related to the recourse liability.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $(5.1 million), in the second quarter of fiscal 2013 as compared to an unfavorable fair-value adjustment, a net loss of $(4.7 million), in the same period last year.  As of December 31, 2012, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $14.1 million, compared to $13.5 million at June 30, 2012 and $9.4 million at December 31, 2011.

In December 2012, the Bank accrued for a global settlement with the Bank’s largest legacy loan investor, which will eliminate all past, current and future repurchase claims from this particular investor.  The proposed settlement  required a recourse provision accrual of $1.5 million which will fully fund the proposed settlement when added to the recourse reserve that had already been provided in prior periods for this investor.  This investor purchased approximately 39 percent of the Corporation’s total loan sale volume from January 1, 2005 through December 31, 2011 and has accounted for approximately 64 percent of all recourse claims paid.

Total loans originated and purchased for sale increased $379.9 million, or 60 percent, to $1.01 billion in the second quarter of fiscal 2013 from $628.9 million for the same period last year.  The loan origination volumes were achieved as a result of continuing favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and a relatively high volume of activity resulting from relatively low mortgage interest rates.  The mortgage banking environment, although showing improvement as a result of relatively low mortgage interest rates, remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $595,000 in the second quarter of fiscal 2013 compared to a net gain of $77,000 in the same quarter last year.  The net gain in the second quarter of fiscal 2013 was primarily due to a $607,000 net gain on the sale of real estate owned and a $18,000 recovery for losses on real estate owned, partly offset by operating expenses of $30,000.  Eleven real estate owned properties were sold in the quarter ended December 31, 2012 as compared to 40 real estate owned properties sold in the quarter ended December 31, 2011.  See the related discussion on “Asset Quality”.

For the Six Months Ended December 31, 2012 and 2011.  Total non-interest income increased $26.3 million, or 165 percent, to $42.2 million for the six months ended December 31, 2012 from $15.9 million for the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans.

The net gain on sale of loans increased $25.3 million, or 192 percent, to $38.5 million for the first six months of fiscal 2013 from $13.2 million in the same period of fiscal 2012 reflecting the impact of a higher loan sale volume and higher average loan sale margin.  Total loans sold for the six months ended December 31, 2012 were $1.80 billion, an increase of $642.1 million or 55 percent, from $1.16 billion for the same period last year.  The average loan sale margin for PBM during the first six months of fiscal 2013 was 2.06 percent, up 93 basis points from 1.13 percent for the same period of fiscal 2012.  The gain on sale of loans for the first six months of fiscal 2013 includes a $1.9 million recourse provision on loans sold that are subject to repurchase (which includes the $1.5 million accrual for the global settlement, discussed above), compared to a $1.8 million recourse provision in the comparable period last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net gain of $205,000, in the first six months of fiscal 2013 as compared to a favorable fair-value adjustment, a net gain of $1.7 million, in the same period last year.

Total loans originated and purchased for sale increased $672.3 million, or 56 percent, to $1.87 billion in the first six months of fiscal 2013 from $1.20 billion for the same period last year.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $668,000 in the first six months of fiscal 2013 compared to a net gain of $109,000 in the same period last year.  The net gain in the first six months of fiscal 2013 was primarily due to a $746,000 net gain on the sale of real estate owned and a $118,000 recovery for losses on real estate owned, partly offset by operating expenses of $196,000.  Twenty-eight real estate owned properties were sold in the six months ended December 31, 2012 as compared to 58 real estate owned properties sold in the same period ended December 31, 2011.

Non-Interest Expense:

For the Quarters Ended December 31, 2012 and 2011.  Total non-interest expense in the quarter ended December 31, 2012 was $16.8 million, an increase of $4.3 million or 34 percent, as compared to $12.5 million in the same quarter of fiscal 2012.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits, premises and occupancy, and sales and marketing expenses related to mortgage banking operations, partly offset by a decrease in deposit insurance premiums and regulatory assessments and other operating expenses.

Total salaries and employee benefits increased $4.3 million, or 51 percent, to $12.7 million in the second quarter of fiscal 2013 from $8.4 million in the same period of fiscal 2012.  The increase was primarily attributable to higher incentive compensation related to PBM, resulting from an increase in loan originations.

Premises and occupancy increased $144,000, or 15 percent, to $1.1 million in the second quarter of fiscal 2013 from $956,000 in the same period of fiscal 2012.  The increases in premises and occupancy expenses were primarily due to new PBM offices in northern California and a newly opened retail banking office in La Quinta, California.  Sales and marketing expense increased $238,000, or 134 percent, to $416,000 in the second quarter of fiscal 2013 from $178,000 in the same period of fiscal 2012.  The increase in sales and marketing expense was primarily related to PBM.

Deposit insurance premiums and regulatory assessments decreased $158,000, or 34 percent, to $303,000 in the second quarter of fiscal 2013 from $461,000 in the same quarter of fiscal 2012.  The decrease was primarily attributable to the accrual adjustment of the deposit insurance premiums during the second quarter of fiscal 2012, not replicated in the second quarter of fiscal 2013.

For the Six Months Ended December 31, 2012 and 2011.  Total non-interest expense in the six months ended December 31, 2012 was $34.1 million, an increase of $9.3 million or 38 percent, as compared to $24.8 million in the same period of fiscal 2012.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits, premises and occupancy, equipment, and sales and marketing expenses related to mortgage banking operations, partly offset by a decrease in other operating expenses.

Total salaries and employee benefits increased $8.7 million, or 51 percent, to $25.9 million in the first six months of fiscal 2013 from $17.2 million in the same period of fiscal 2012.  The increase was primarily attributable to higher incentive compensation related to PBM, resulting from an increase in loan originations.

Premises and occupancy increased $422,000, or 23 percent, to $2.3 million in the first six months of fiscal 2013 from $1.8 million in the same period of fiscal 2012.  Equipment expense increased $139,000, or 19 percent, to $863,000 in the first six months of fiscal 2013 from $724,000 in the same period of fiscal 2012.  The increases in premises and occupancy and equipment expenses were primarily due to new PBM offices in northern California and a newly opened retail banking office in La Quinta, California.  Sales and marketing expense increased $459,000, or 122 percent, to $836,000 in the first six months of fiscal 2013 from $377,000 in the same period of fiscal 2012.  The increase in sales and marketing expense was primarily related to PBM.

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

For the Quarters Ended December 31, 2012 and 2011.  The income tax provision was $5.1 million for the quarter ended December 31, 2012 as compared to $1.4 million for the same period last year.  The effective income tax rate for the quarter ended December 31, 2012 was 42.2 percent as compared to 42.3 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2013 reflects its current income tax obligations.

For the Six Months Ended December 31, 2012 and 2011.  The income tax provision was $9.6 million for the six months ended December 31, 2012 as compared to $3.1 million for the same period last year.  The income tax provision in the six months ended December 31, 2012 included a net tax recovery from prior period adjustments of $229,000 and a tax liability reversal of $825,000 as a result of the August 2, 2012 notification from the tax authorities indicating the acceptance of an accounting method change.  The effective income tax rate for the six months ended December 31, 2012 was 37.9 percent as compared to 42.7 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2013 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $10.1 million, or 29 percent, to $24.4 million at December 31, 2012 from $34.5 million at June 30, 2012.  Non-performing loans as a percentage of loans held for investment improved to 3.16 percent at December 31, 2012 from 4.33 percent at June 30, 2012.  The non-performing loans at December 31, 2012 were primarily comprised of 63 single-family loans ($18.4 million); seven commercial real estate loans ($4.2 million); five multi-family loans ($1.6 million); five commercial business loans ($175,000); and one other mortgage loan (fully reserved).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

When a loan is considered non-performing, as defined by ASC 310 “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews non-performing loans.  When the measured value of an individually identified non-performing loan is less than the recorded investment in the loan, the Corporation records an individually evaluated allowance equal to the excess of the recorded investment in the loan over its measured value.  A collectively evaluated allowance is provided on loans not individually identified as non-performing and determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis data includes current unemployment rates, retail sales, gross domestic product, employment growth, real estate value trends, home sales, and commercial real estate vacancy rates, among other current economic data.

As of December 31, 2012, total restructured loans, net of allowance for loan losses, declined to $18.1 million from $25.1 million at June 30, 2012, a decrease of $7.0 million, or 28 percent.  At December 31, 2012 and June 30, 2012, $10.8 million and $15.7 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2012, $9.8 million, or 54 percent, of the restructured loans have a current payment status; this compares to $18.5 million, or 74 percent, of restructured loans that had a current payment status as of June 30, 2012.

Real estate owned was $2.4 million at December 31, 2012, a decrease of $3.1 million or 56 percent from $5.5 million at June 30, 2012.  Real estate owned at December 31, 2012 was comprised of seven single-family properties ($2.0 million), four undeveloped lots ($385,000) and one commercial real estate property (fully reserved).  The Corporation has not suspended foreclosure activity because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased 33 percent to $26.8 million or 2.15 percent of total assets at December 31, 2012 from $40.0 million or 3.17 percent of total assets at June 30, 2012.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.

During the second quarter of fiscal 2013, no loans were repurchased from investors; and for the first six months of fiscal 2013, the Corporation repurchased one loan, totaling $307,000, from an investor pursuant to the recourse/repurchase covenants contained in the Corporation’s loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In the second quarter and six months of fiscal 2012,  the Corporation repurchased one loan, totaling $480,000, and four loans, totaling $1.3 million, respectively, from investors pursuant to the recourse/repurchase covenants contained in the Corporation’s loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests were borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the second quarter and six months of fiscal 2013, the Corporation had (a recovery) or settled claims for $(17,000) and $310,000, respectively; and increased the recourse reserve by $1.3 million and $1.6 million, respectively.  This compares to the second quarter and six months of fiscal 2012 when the Corporation settled claims for $592,000 and $688,000, respectively; and increased the recourse reserve by $80,000 and $1.1 million, respectively.    As of December 31, 2012, the total recourse reserve for loans sold that are subject to repurchase was $7.8 million, compared to $6.2 million at June 30, 2012 and $5.3 million at December 31, 2011.  The proposed settlement required a recourse provision accrual of $1.5 million which will fully fund the proposed settlement when added to the recourse reserve that had already been provided in prior periods for this investor.  The Corporation has implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Corporation is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2012 and 2011:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2012	2011	2012	2011
(In Thousands)

Balance, beginning of the period	$ 6,474	$ 5,221	$ 6,183	$ 4,216
Provision	1,285	672	1,903	1,773
Net settlements in lieu of loan repurchases	17	(592)	(310)	(688)
Balance, end of the period	$ 7,776	$ 5,301	$ 7,776	$ 5,301

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2012 (dollars in thousands):

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)

Interest only	$ 196,897	735	72%	6.32 years
Stated income (5)	$ 212,682	732	69%	7.02 years
FICO less than or equal to 660	$ 13,091	642	65%	7.66 years
Over 30-year amortization	$ 16,701	733	66%	7.38 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $8.8 million of “interest only,” $15.9 million of “stated income,” $1.6 million of “FICO less than or equal to 660,” and $240 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2012 (dollars in thousands):

	Balance	Non-Performing (1)	30 - 89 Days Delinquent

Fully amortize in the next 12 months	$ 3,150	26%	-%
Fully amortize between 1 year and 5 years	172,538	5%	-%
Fully amortize after 5 years	21,209	-%	-%
Total	$ 196,897	4%	-%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2012 (dollars in thousands):

	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)

Interest rate reset in the next 12 months	$ 200,364	7%	-%
Interest rate reset between 1 year and 5 years	12,318	15%	-%
Interest rate reset after 5 years	-	-%	-%
Total	$ 212,682	7%	-%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Corporation’s borrowers primarily because the majority of the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that, although there are signs that the economy is stabilizing, the economic recovery from the recent recession will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	2012	Total
Loan balance (in thousands)	$84,660	$128,169	$107,181	$61,344	$27,861	$1,143	$453	$2,210	$6,897	$419,918
Weighted-average LTV (1)	66%	69%	70%	72%	76%	58%	87%	69%	58%	69%
Weighted-average age (in years)	9.45	7.43	6.48	5.50	4.76	3.55	2.39	1.46	0.40	6.97
Weighted-average FICO (2)	721	730	742	732	743	746	744	734	763	733
Number of loans	379	349	247	124	52	5	3	8	27	1,194

Geographic breakdown (%)
Inland Empire	32%	29%	30%	29%	28%	100%	51%	32%	16%	30%
Southern California (3)	63%	65%	51%	39%	38%	-%	49%	41%	40%	55%
Other California (4)	5%	6%	17%	31%	34%	-%	-%	27%	44%	14%
Other States	-%	-%	2%	1%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	2012	Total
Loan balance (in thousands)	$43,349	$37,528	$47,202	$53,915	$9,003	$ -	$950	$30,363	$39,270	$261,580
Weighted-average LTV (1)	45%	51%	53%	54%	48%	-%	68%	60%	57%	53%
Weighted-average DCR (2)	1.54x	1.25x	1.29x	1.26x	1.39x	-x	1.33x	1.48x	1.70x	1.40x
Weighted-average age (in years)	9.05	7.50	6.53	5.43	4.70	-	2.68	1.29	0.43	5.26
Weighted-average FICO (3)	715	711	681	697	756	-	715	741	735	722
Number of loans	73	60	57	74	12	-	4	29	45	354

Geographic breakdown (%)
Inland Empire	21%	7%	13%	5%	16%	-%	-%	38%	15%	15%
Southern California (4)	74%	63%	40%	81%	84%	-%	33%	53%	56%	63%
Other California (5)	4%	29%	41%	14%	-%	-%	67%	9%	29%	21%
Other States	1%	1%	6%	-%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	-%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2012 (dollars in thousands):

	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)

Interest rate reset or mature in the next 12 months	$ 162,736	1%	-%	38%
Interest rate reset or mature between 1 year and 5 years	87,344	1%	-%	11%
Interest rate reset or mature after 5 years	11,500	-%	-%	37%
Total	$ 261,580	1%	-%	29%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2012:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	2012	Total (5) (6)
Loan balance (in thousands)	$16,926	$13,262	$14,648	$17,245	$5,313	$8,872	$383	$4,004	$20,968	$101,621
Weighted-average LTV (1)	44%	46%	57%	53%	35%	59%	59%	39%	52%	50%
Weighted-average DCR (2)	1.97x	2.12x	2.60x	2.32x	1.75x	1.23x	1.26x	2.10x	1.83x	2.04x
Weighted-average age (in years)	9.97	7.43	6.40	5.51	4.73	3.45	2.61	1.22	0.29	5.15
Weighted-average FICO (2)	716	690	720	720	756	722	705	707	750	724
Number of loans	34	19	15	17	9	3	2	3	21	123

Geographic breakdown (%):
Inland Empire	43%	70%	25%	43%	8%	100%	52%	68%	72%	54%
Southern California (3)	57%	30%	75%	47%	92%	-%	48%	32%	28%	44%
Other California (4)	-%	-%	-%	10%	-%	-%	-%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $24.1 million in Office; $22.3 million in Retail; $15.0 million in Mixed Use; $8.2 million in Medical/Dental Office; $6.3 million in Light Industrial/Manufacturing; $5.3 million in Mobile Home Park; $4.2 million in Warehouse; $3.9 million in Mini-Storage; $3.4 million in Restaurant/Fast Food; $2.9 million in Research and Development; $1.8 million in Automotive – Non Gasoline; $1.8 million in Hotel and Motel; $1.5 million in Schools; and $872 in Other.

(6)	Consisting of $69.2 million or 68.1% in investment properties and $32.4 million or 31.9% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2012 (dollars in thousands):

	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)

Interest rate reset or mature in the next 12 months	$ 59,494	4%	-%	94%
Interest rate reset or mature between 1 year and 5 years	29,886	8%	-%	81%
Interest rate reset or mature after 5 years	12,241	-%	-%	44%
Total	$ 101,621	5%	-%	84%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated (dollars in thousands):

	At December 31,	At June 30,
	2012	2012

Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$ 10,677	$ 17,095
Multi-family	1,111	967
Commercial real estate	1,737	764
Commercial business loans	7	7
Total	13,532	18,833

Accruing loans past due 90 days or
more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	7,708	11,995
Multi-family	480	490
Commercial real estate	2,477	2,483
Other	-	522
Commercial business loans	168	165
Total	10,833	15,655

Total non-performing loans	24,365	34,488

Real estate owned, net	2,435	5,489
Total non-performing assets	$ 26,800	$ 39,977

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 4,252	$ 6,148
Multi-family	2,755	3,266
Other	232	-
Commercial business loans	-	33
Total	$ 7,239	$ 9,447

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	3.16%	4.33%

Non-performing loans as a percentage of total assets	1.95%	2.74%

Non-performing assets as a percentage of total assets	2.15%	3.17%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of December 31, 2012 (dollars in thousands):

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011	2012	Total

Mortgage loans:
Single-family	$ 4,015	$ 5,868	$ 3,751	$ 3,482	$ 816	$ -	$ -	$ 453	$ -	$ 18,385
Multi-family	385	-	969	237	-	-	-	-	-	1,591
Commercial real estate	1,566	333	416	-	-	1,271	-	-	628	4,214
Commercial business loans	-	-	-	-	-	149	-	-	26	175
Total	$ 5,966	$ 6,201	$ 5,136	$ 3,719	$ 816	$ 1,420	$ -	$ 453	$ 654	$ 24,365

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of December 31, 2012 (dollars in thousands):

	Inland Empire	Southern California (1)	Other California (2)	Other States	Total

Mortgage loans:
Single-family	$ 6,320	$ 9,627	$ 2,261	$ 177	$ 18,385
Multi-family	908	194	489	-	1,591
Commercial real estate	3,113	1,101	-	-	4,214
Commercial business loans	45	-	6	124	175
Total	$ 10,386	$ 10,922	$ 2,756	$ 301	$ 24,365

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated (dollars in thousands):

	At December 31, 2012		At June 30, 2012
	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 4,918	15	$ 2,118	5
Multi-family	1,464	1	2,755	1
Commercial real estate	260	1	-	-
Other	232	1	-	-
Commercial business loans	-	-	33	1
Total special mention loans	6,874	18	4,906	7

Substandard loans:
Mortgage loans:
Single-family	18,866	65	29,594	92
Multi-family	11,108	10	7,668	7
Commercial real estate	9,226	11	10,114	12
Other	-	1	522	1
Commercial business loans	175	5	173	6
Total substandard loans	39,375	92	48,071	118

Total classified loans	46,249	110	52,977	125

Real estate owned:
Single-family	2,049	7	4,737	18
Multi-family	-	-	366	1
Commercial real estate	-	1	-	1
Other	386	4	386	4
Total real estate owned	2,435	12	5,489	24

Total classified assets	$ 48,684	122	$ 58,466	149

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated (in thousands):

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Loans originated and purchased for sale:
Retail originations	$ 474,152	$ 220,272	$ 892,706	$ 427,821
Wholesale originations and purchases	534,687	408,672	976,584	769,183
Total loans originated and purchased for sale (1)	1,008,839	628,944	1,869,290	1,197,004

Loans sold:
Servicing released	(1,009,172)	(670,753)	(1,791,470)	(1,152,146)
Servicing retained	(5,037)	(3,537)	(10,677)	(7,863)
Total loans sold (2)	(1,014,209)	(674,290)	(1,802,147)	(1,160,009)

Loans originated for investment:
Mortgage loans:
Single-family	1,981	980	5,177	980
Multi-family	12,441	10,659	24,340	23,638
Commercial real estate	11,849	1,315	15,505	4,180
Commercial business loans	60	300	60	300
Consumer loans	-	13	-	13
Total loans originated for investment (3)	26,331	13,267	45,082	29,111

Loans purchased for investment:
Mortgage loans:
Multi-family	-	7,053	-	7,053
Total loans purchased for investment	-	7,053	-	7,053

Mortgage loan principal payments	(32,489)	(32,863)	(70,361)	(68,439)
Real estate acquired in settlement of loans	(1,729)	(6,403)	(6,776)	(12,085)
(Decrease) increase in other items, net (4)	(4,415)	(1,303)	2,928	6,343
Net (decrease) increase in loans held for investment
and loans held for sale at fair value	$ (17,672)	$ (65,595)	$ 38,016	$ (1,022)

(1)
Includes PBM loans originated and purchased for sale during the quarters and six months ended December 31, 2012 and 2011 totaling $1.01 billion, $628.9 million, $1.87 billion and $1.20 billion, respectively.

(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2012 and 2011 totaling $1.01 billion, $674.3 million, $1.80 billion and $1.16 billion, respectively.
(3)	Includes PBM loans originated for investment during the quarters and six months ended December 31, 2012 and 2011 totaling $2.0 million, $980, $5.2 million and $980, respectively.
(4)	Includes net changes in deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

Loans that the Corporation has originated for sale are primarily sold on a servicing released basis.  Clear ownership is conveyed to the investor by endorsing the original note in favor of the investor; transferring the servicing to a new servicer consistent with investor instructions; communicating the servicing transfer to the borrower as required by law; and sending the loan file and collateral instruments electronically to the investor contemporaneous with receiving the cash proceeds from the sale of the loan.  Additionally, the Corporation registers the change of ownership in the mortgage electronic registration system known as MERS as required by the contractual terms of the loan sale agreement.  The Corporation does not believe that completing this additional registration clouds ownership of the note since the steps previously described have also been taken.  Also, the Corporation retains an imaged copy of the entire loan file and collateral instruments as an abundance of caution in the event questions arise that can only be answered by reviewing the loan file.  Additionally, the Corporation does not originate or sponsor mortgage-backed securities.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2013 and 2012, the Corporation originated and purchased $1.04 billion and $649.3 million of loans, respectively.  The total loans sold in the first six months of fiscal 2013 and 2012 were $1.01 billion and $674.3 million, respectively.  At December 31, 2012, the Corporation had loan origination commitments totaling $224.1 million and undisbursed lines of credit totaling $2.8 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first six months of fiscal 2013, the net decrease in deposits was $26.2 million in comparison to a net increase in deposits of $8.1 million during the same period in fiscal 2012.  On December 31, 2012, time deposits that are scheduled to mature in one year or less were $234.5 million and the total time deposits with a principal amount of $100,000 or higher were $206.6 million, including brokered time deposits of $7.1 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2012, total cash and cash equivalents were $99.6 million, or eight percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2012, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $305.6 million and the remaining unused collateral was $429.4 million.  In addition, the Bank has secured an $18.6 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $19.6 million.  As of December 31, 2012, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2012 increased to 42.3 percent from 38.4 percent for the quarter ended June 30, 2012.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of December 31, 2012, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of December 31, 2012 were as follows (dollars in thousands):

	Amount	Percent

Tier 1 leverage capital	$ 152,957	12.26%
Requirement to be “Well Capitalized”	62,373	5.00

Excess over requirement	$ 90,584	7.26%

Tier 1 risk-based capital	$ 152,957	18.79%
Requirement to be “Well Capitalized”	48,843	6.00

Excess over requirement	$ 104,114	12.79%

Total risk-based capital	$ 163,235	20.05%
Requirement to be “Well Capitalized”	81,406	10.00

Excess over requirement	$ 81,829	10.05%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the second quarter of fiscal 2013, the Bank did not declare a cash dividend to the Corporation, while the Corporation paid $533,000 of cash dividends to its shareholders.  For the first six months of fiscal 2012, the Bank declared and paid a cash dividend of $5.0 million to the Corporation, while the Corporation paid $1.1 million of cash dividends to its shareholders.

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

Supplemental Information

	At	At	At
	December 31,	June 30,	December 30,
	2012	2012	2011

Loans serviced for others (in thousands)	$ 98,420	$ 98,875	$ 104,785

Book value per share	$ 14.71	$ 13.34	$ 12.71

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 0.25% making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2012 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+400 bp	$ 194,356	$ 27,662	$ 1,276,372	15.23%	+217 bp
+300 bp	$ 187,060	$ 20,366	$ 1,273,035	14.69%	+163 bp
+200 bp	$ 183,955	$ 17,261	$ 1,277,372	14.40%	+134 bp
+100 bp	$ 179,188	$ 12,494	$ 1,278,751	14.01%	+95 bp
0 bp	$ 166,694	$ -	$ 1,276,543	13.06%	- bp
-100 bp	$ 160,588	$ (6,106)	$ 1,272,398	12.62%	-44 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2012 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2012 and June 30, 2012.

	At December 31, 2012		At June 30, 2012
	(-100 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.06%		12.00%
Post-Shock NPV Ratio: NPV as a % of PV Assets	12.62%		12.08%
Sensitivity Measure: Change in NPV Ratio	44	bp	8	bp
TB 13a Level of Risk	Minimal		Minimal

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the results described in the tables above.  It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults.  Changes in market interest rates may also affect the volume and profitability of the Corporation’s mortgage banking operations.  Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates.  Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Corporation, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at December 31, 2012 and June 30, 2012.

At December 31, 2012		At June 30, 2012
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+400 bp	+19.16%	+400 bp	+29.57%
+300 bp	+20.39%	+300 bp	+30.42%
+200 bp	+12.75%	+200 bp	+23.10%
+100 bp	+6.96%	+100 bp	+18.09%
-100 bp	-8.80%	-100 bp	-4.69%

At both December 31, 2012 and June 30, 2012, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2012 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter and six months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2013.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2012	-	$ -	-	254,114
November 1 – 30, 2012	70,380	15.26	70,380	183,734
December 1 – 31, 2012	23,200	16.12	23,200	160,534
Total	93,580	$ 15.47	93,580	160,534

(1)
On April 19, 2012, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation’s outstanding common stock, or approximately 547,772 shares, which expires on April 19, 2013.

During the quarter ended December 31, 2012, the Corporation purchased 93,580 shares of the Corporation’s common stock at an average cost of $15.47 per share.  For the six months ended December 31, 2012, the Corporation purchased 287,822 shares of the Corporation’s common stock at an average cost of $13.88 per share.  As of December 31, 2012, a total of 387,238 shares, or 71%, of the shares authorized in the April 2012 stock repurchase plan have been purchased, leaving 160,534 shares available for future purchases.  The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibits:

3.1 (a)	Certificate of Incorporation of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.1 (b)	Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009

3.2	Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed on October 26, 2007)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

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

10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.14	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.15	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.16	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2010)

10.17	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

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

Provident Financial Holdings, Inc.

Date: February 8, 2013	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2013	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.