Form 10-Q
period 2013-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2013-05-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended .........................................................................................	March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓     No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ✓     No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ✓ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of April 30, 2013
Common stock, $ 0.01 par value, per share	10,450,471 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2013 and June 30, 2012	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2013 and 2012	2
	Condensed Consolidated Statements of Comprehensive Income (Loss)
	for the Quarters and Nine Months Ended March 31, 2013 and 2012	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2013 and 2012	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2013 and 2012	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	39
	Safe-Harbor Statement	40
	Critical Accounting Policies	41
	Executive Summary and Operating Strategy	43
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	44
	Comparison of Financial Condition at March 31, 2013 and June 30, 2012	44
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2013 and 2012	46
	Asset Quality	55
	Loan Volume Activities	64
	Liquidity and Capital Resources	65
	Commitments and Derivative Financial Instruments	66
	Supplemental Information	66

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	67

ITEM 4 -	Controls and Procedures	68

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	69
ITEM 1A -	Risk Factors	69
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	69
ITEM 3 -	Defaults Upon Senior Securities	70
ITEM 4 -	Mine Safety Disclosures	70
ITEM 5 -	Other Information	70
ITEM 6 -	Exhibits	70

SIGNATURES		72

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	March 31, 2013	June 30, 2012
Assets
Cash and cash equivalents	$220,322	$145,136
Investment securities – available for sale, at fair value	20,578	22,898
Loans held for investment, net of allowance for loan losses of $16,826 and $21,483, respectively	754,441	796,836
Loans held for sale, at fair value	169,571	231,639
Accrued interest receivable	2,963	3,277
Real estate owned, net	2,227	5,489
Federal Home Loan Bank (“FHLB”) – San Francisco stock	17,227	22,255
Premises and equipment, net	6,747	6,600
Prepaid expenses and other assets	27,407	26,787

Total assets	$1,221,483	$1,260,917

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$55,927	$55,688
Interest-bearing deposits	879,173	905,723
Total deposits	935,100	961,411

Borrowings	106,505	126,546
Accounts payable, accrued interest and other liabilities	22,409	28,183
Total liabilities	1,064,014	1,116,140

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,661,865 and 17,619,865 shares issued; 10,450,471 and 10,856,027 shares outstanding, respectively)	177	176
Additional paid-in capital	87,547	86,758
Retained earnings	175,284	156,560
Treasury stock at cost (7,211,394 and 6,763,838 shares, respectively)	(106,167)	(99,343)
Accumulated other comprehensive income, net of tax	628	626

Total stockholders’ equity	157,469	144,777

Total liabilities and stockholders’ equity	$1,221,483	$1,260,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Interest income:
Loans receivable, net	$10,290	$12,205	$33,209	$38,215
Investment securities	105	126	329	407
FHLB – San Francisco stock	116	30	280	68
Interest-earning deposits	101	93	258	227
Total interest income	10,612	12,454	34,076	38,917

Interest expense:
Checking and money market deposits	97	147	307	523
Savings deposits	142	184	434	600
Time deposits	1,326	1,683	4,299	5,413
Borrowings	981	1,464	3,262	5,101
Total interest expense	2,546	3,478	8,302	11,637

Net interest income, before (recovery) provision for loan losses	8,066	8,976	25,774	27,280
(Recovery) provision for loan losses	(517)	1,622	39	3,726
Net interest income, after (recovery) provision for loan losses	8,583	7,354	25,735	23,554

Non-interest income:
Loan servicing and other fees	203	256	923	564
Gain on sale of loans, net	13,835	10,138	52,308	23,311
Deposit account fees	605	609	1,845	1,838
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	218	(215)	886	(106)
Card and processing fees	308	306	944	946
Other	219	215	676	617
Total non-interest income	15,388	11,309	57,582	27,170

Non-interest expense:
Salaries and employee benefits	11,519	10,349	37,375	27,583
Premises and occupancy	1,090	915	3,340	2,743
Equipment	482	357	1,345	1,081
Professional expenses	370	540	1,176	1,428
Sales and marketing expenses	513	315	1,349	692
Deposit insurance premiums and regulatory assessments	241	364	883	996
Other	1,514	1,757	4,356	4,851
Total non-interest expense	15,729	14,597	49,824	39,374

Income before income taxes	8,242	4,066	33,493	11,350
Provision for income taxes	3,372	1,734	12,953	4,846
Net income	$4,870	$2,332	$20,540	$6,504

Basic earnings per share	$0.46	$0.21	$1.93	$0.57
Diluted earnings per share	$0.45	$0.21	$1.89	$0.57
Cash dividends per share	$0.07	$0.04	$0.17	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
In Thousands

For the Quarters and Nine Months Ended March 31, 2013 and 2012

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$4,870	$2,332	$20,540	$6,504

Change in unrealized holding gain (loss) on securities available for sale	50	103	3	(43)
Reclassification of (gains) losses to net income	—	—	—	—
Other comprehensive income (loss), before income tax (benefit) expense	50	103	3	(43)
Income tax (benefit) expense	(21)	(43)	(1)	18
Other comprehensive income (loss)	29	60	2	(25)
Total comprehensive income	$4,899	$2,392	$20,542	$6,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended March 31, 2013 and 2012

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at December 31, 2012	10,597,005	$176	$87,278	$171,155	$(103,352)	$599	$155,856

Net income				4,870			4,870
Other comprehensive income						29	29
Purchase of treasury stock	(160,534)				(2,815)		(2,815)
Exercise of stock options	14,000	1	98				99
Amortization of restricted stock			53				53
Stock options expense			104				104
Tax benefit from non-qualified equity compensation			14				14
Cash dividends				(741)			(741)

Balance at March 31, 2013	10,450,471	$177	$87,547	$175,284	$(106,167)	$628	$157,469

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at December 31, 2011	11,175,761	$176	$86,265	$150,808	$(95,757)	$553	$142,045

Net income				2,332			2,332
Other comprehensive income						60	60
Purchase of treasury stock (1)	(181,989)				(1,851)		(1,851)
Exercise of stock options	9,000		72				72
Distribution of restricted stock	11,200						—
Amortization of restricted stock			138				138
Stock options expense			146				146
Tax benefit from non-qualified equity compensation			—				—
Cash dividends				(448)			(448)

Balance at March 31, 2012	11,013,972	$176	$86,621	$152,692	$(97,608)	$613	$142,494

(1) Includes the repurchase of 1,256 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Nine Months Ended March 31, 2013 and 2012

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2012	10,856,027	$176	$86,758	$156,560	$(99,343)	$626	$144,777

Net income				20,540			20,540
Other comprehensive income						2	2
Purchase of treasury stock	(448,356)				(6,811)		(6,811)
Exercise of stock options	42,000	1	295				296
Distribution of restricted stock	800						—
Amortization of restricted stock			158				158
Forfeitures of restricted stock			13		(13)		—
Stock options expense			238				238
Tax benefit from non-qualified equity compensation			85				85
Cash dividends				(1,816)			(1,816)

Balance at March 31, 2013	10,450,471	$177	$87,547	$175,284	$(106,167)	$628	$157,469

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2011	11,418,654	$176	$85,432	$147,322	$(92,650)	$638	$140,918

Net income				6,504			6,504
Other comprehensive loss						(25)	(25)
Purchase of treasury stock (1)	(525,182)				(4,958)		(4,958)
Exercise of stock options	9,000		72				72
Distribution of restricted stock	111,500						—
Amortization of restricted stock			555				555
Forfeitures of restricted stock			—		—		—
Stock options expense			562				562
Tax benefit from non-qualified equity compensation			—				—
Cash dividends				(1,134)			(1,134)

Balance at March 31, 2012	11,013,972	$176	$86,621	$152,692	$(97,608)	$613	$142,494

(1)	Includes the repurchase of 12,779 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$20,540	$6,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,261	1,122
Provision for loan losses	39	3,726
Recovery of losses on real estate owned	(118)	(580)
Gain on sale of loans, net	(52,308)	(23,311)
(Gain) loss on sale of real estate owned, net	(1,067)	12
Stock-based compensation	396	1,117
Increase in current and deferred income taxes	(1,277)	(292)
Tax benefit from non-qualified equity compensation	(85)	—
Increase in cash surrender value of the bank owned life insurance	(141)	(142)
Increase in accounts payable and other liabilities	1,613	2,220
Decrease in prepaid expenses and other assets	1,005	906
Loans originated for sale	(2,659,372)	(1,780,636)
Proceeds from sale of loans	2,766,054	1,811,710
Net cash provided by operating activities	76,540	22,356

Cash flows from investing activities:
Decrease in loans held for investment, net	34,871	39,101
Principal payments from investment securities available for sale	2,329	2,671
Redemption of FHLB – San Francisco stock	5,028	3,566
Proceeds from sale of real estate owned	11,910	15,769
Purchase of premises and equipment	(894)	(1,984)
Net cash provided by investing activities	53,244	59,123

Cash flows from financing activities:
(Decrease) increase in deposits, net	(26,311)	29,036
Repayments of long-term borrowings	(20,041)	(60,038)
Exercise of stock options	296	72
Tax benefit from non-qualified equity compensation	85	—
Cash dividends	(1,816)	(1,134)
Treasury stock purchases	(6,811)	(4,958)
Net cash used for financing activities	(54,598)	(37,022)

Net increase in cash and cash equivalents	75,186	44,457
Cash and cash equivalents at beginning of period	145,136	142,550
Cash and cash equivalents at end of period	$220,322	$187,007
Supplemental information:
Cash paid for interest	$8,442	$11,987
Cash paid for income taxes	$14,145	$5,110
Transfer of loans held for sale to held for investment	$3,527	$1,545
Real estate acquired in the settlement of loans	$9,250	$19,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2012 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2012.  The results of operations for the quarter and nine months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013.

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

ASU 2013-01:
In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU amends ASU 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in ASU 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Corporation has not determined the impact of this ASU on the Corporation’s consolidated financial statements.

ASU 2013-02:
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. " This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The amendments did not have a material impact on the Corporation’s consolidated financial statements.

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

As of March 31, 2013 and 2012, there were outstanding options to purchase 1,124,500 shares and 1,178,000 shares of the Corporation’s common stock, respectively, of which 586,500 shares and 584,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2013 and 2012, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$4,870	$2,332	$20,540	$6,504

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	10,549	11,130	10,668	11,318

Effect of dilutive securities	259	64	218	47

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	10,808	11,194	10,886	11,365

Basic earnings per share	$0.46	$0.21	$1.93	$0.57
Diluted earnings per share	$0.45	$0.21	$1.89	$0.57

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended March 31, 2013 and 2012, respectively (in thousands).

	For the Quarter Ended March 31, 2013
	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income, before (recovery) provision for loan losses	$6,911	$1,155	$8,066
(Recovery) provision for loan losses	(533)	16	(517)
Net interest income, after (recovery) provision for loan losses	7,444	1,139	8,583

Non-interest income:
Loan servicing and other fees (1)	163	40	203
(Loss) gain on sale of loans, net (2)	(77)	13,912	13,835
Deposit account fees	605	—	605
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	11	207	218
Card and processing fees	308	—	308
Other	219	—	219
Total non-interest income	1,229	14,159	15,388

Non-interest expense:
Salaries and employee benefits	4,178	7,341	11,519
Premises and occupancy	673	417	1,090
Operating and administrative expenses	1,149	1,971	3,120
Total non-interest expense	6,000	9,729	15,729
Income before income taxes	2,673	5,569	8,242
Provision for income taxes	1,030	2,342	3,372
Net income	$1,643	$3,227	$4,870
Total assets, end of period	$1,054,837	$166,646	$1,221,483

(1)	Includes an inter-company charge of $11 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $21 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2012
	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income, before provision (recovery) for loan losses	$7,505	$1,471	$8,976
Provision (recovery) for loan losses	1,763	(141)	1,622
Net interest income after provision (recovery) for loan losses	5,742	1,612	7,354

Non-interest income:
Loan servicing and other fees (1)	196	60	256
(Loss) gain on sale of loans, net (2)	(412)	10,550	10,138
Deposit account fees	609	—	609
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(215)	—	(215)
Card and processing fees	306	—	306
Other	215	—	215
Total non-interest income	699	10,610	11,309

Non-interest expense:
Salaries and employee benefits	4,155	6,194	10,349
Premises and occupancy	557	358	915
Operating and administrative expenses	1,456	1,877	3,333
Total non-interest expense	6,168	8,429	14,597
Income before income taxes	273	3,793	4,066
Provision for income taxes	139	1,595	1,734
Net income	$134	$2,198	$2,332
Total assets, end of period	$1,105,848	$180,290	$1,286,138

(1)	Includes an inter-company charge of $1 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $22 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the nine months ended March 31, 2013 and 2012, respectively (in thousands).

	For the Nine Months Ended March 31, 2013
	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income, before provision (recovery) for loan losses	$21,388	$4,386	$25,774
Provision (recovery) for loan losses	287	(248)	39
Net interest income, after provision (recovery) for loan losses	21,101	4,634	25,735

Non-interest income:
Loan servicing and other fees (1)	813	110	923
(Loss) gain on sale of loans, net (2)	(85)	52,393	52,308
Deposit account fees	1,845	—	1,845
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	672	214	886
Card and processing fees	944	—	944
Other	676	—	676
Total non-interest income	4,865	52,717	57,582

Non-interest expense:
Salaries and employee benefits	13,174	24,201	37,375
Premises and occupancy	2,081	1,259	3,340
Operating and administrative expenses	3,429	5,680	9,109
Total non-interest expense	18,684	31,140	49,824
Income before taxes	7,282	26,211	33,493
Provision for income taxes	1,932	11,021	12,953
Net income	$5,350	$15,190	$20,540
Total assets, end of period	$1,054,837	$166,646	$1,221,483

(1)	Includes an inter-company charge of $38 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $87 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2012
	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income, before provision for loan losses	$22,703	$4,577	$27,280
Provision for loan losses	3,554	172	3,726
Net interest income, after provision for loan losses	19,149	4,405	23,554

Non-interest income:
Loan servicing and other fees (1)	475	89	564
(Loss) gain on sale of loans, net (2)	(1,031)	24,342	23,311
Deposit account fees	1,838	—	1,838
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(178)	72	(106)
Card and processing fees	946	—	946
Other	617	—	617
Total non-interest income	2,667	24,503	27,170

Non-interest expense:
Salaries and employee benefits	11,608	15,975	27,583
Premises and occupancy	1,830	913	2,743
Operating and administrative expenses	3,813	5,235	9,048
Total non-interest expense	17,251	22,123	39,374
Income before taxes	4,565	6,785	11,350
Provision for income taxes	1,993	2,853	4,846
Net income	$2,572	$3,932	$6,504
Total assets, end of period	$1,105,848	$180,290	$1,286,138

(1)	Includes an inter-company charge of $1 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $81 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2013 and June 30, 2012 were as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$10,870	$517	$—	$11,387	$11,387
U.S. government sponsored enterprise MBS	7,644	450	—	8,094	8,094
Private issue CMO (2)	1,104	—	(7)	1,097	1,097
Total investment securities	$19,618	$967	$(7)	$20,578	$20,578

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$11,854	$460	$—	$12,314	$12,314
U.S. government sponsored enterprise MBS	8,850	492	—	9,342	9,342
Private issue CMO	1,243	4	(5)	1,242	1,242
Total investment securities	$21,947	$956	$(5)	$22,898	$22,898

In the third quarter of fiscal 2013 and 2012, the Corporation received MBS principal payments of $662,000 and $688,000, respectively, and did not purchase or sell investment securities.  For the first nine months of fiscal 2013 and 2012, the Corporation received MBS principal payments of $2.3 million and $2.7 million, respectively, and did not purchase or sell investment securities.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of March 31, 2013 and June 30, 2012, the gross unrealized holding losses relate to one adjustable rate private issue CMO which has been in an unrealized loss position for more than 12 months.  The unrealized holding losses were primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of March 31, 2013 and June 30, 2012.  The Corporation does not believe that there are any other-than-temporary impairments at March 31, 2013 and 2012; therefore, no impairment losses have been recorded for the quarters and nine months ended March 31, 2013 and 2012.  The Corporation intends and has the ability to hold these CMO investment securities until maturity and will not likely be required to sell the CMO investment securities before realizing a full recovery.

Contractual maturities of investment securities as of March 31, 2013 and June 30, 2012 were as follows:

	March 31, 2013		June 30, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	19,618	20,578	21,947	22,898
Total investment securities	$19,618	$20,578	$21,947	$22,898

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

	March 31, 2013	June 30, 2012
Mortgage loans:
Single-family	$415,616	$439,024
Multi-family	256,640	278,057
Commercial real estate	94,779	95,302
Other	—	755
Commercial business loans	1,859	2,580
Consumer loans	448	506
Total loans held for investment, gross	769,342	816,224

Deferred loan costs, net	1,925	2,095
Allowance for loan losses	(16,826)	(21,483)
Total loans held for investment, net	$754,441	$796,836

As of March 31, 2013, the Corporation had $34.9 million in mortgage loans that are subject to negative amortization, consisting of $25.4 million in multi-family loans, $5.6 million in single-family loans and $3.9 million in commercial real estate loans.  This compares to $40.2 million of negative amortization mortgage loans at June 30, 2012, consisting of $26.7 million in multi-family loans, $6.5 million in single-family loans and $7.0 million in commercial real estate loans.  During the third quarter of fiscal 2013 and 2012, no loan interest income was added to the negative amortization loan balance.  For the first nine months of fiscal 2013, no loan interest income was added to the negative amortization loan balance, as compared to $13,000 of loan interest income in the comparable period of fiscal 2012.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of March 31, 2013 and June 30, 2012, the interest-only ARM loans were $198.8 million and $214.2 million, or 25.8% and 26.2% of loans held for investment, respectively.

The following table sets forth information at March 31, 2013 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at March 31, 2013, unchanged from June 30, 2012.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$376,586	$15,980	$7,665	$1,828	$13,557	$415,616
Multi-family	153,313	11,460	73,486	6,811	11,570	256,640
Commercial real estate	47,063	2,445	29,937	781	14,553	94,779
Commercial business loans	884	—	—	—	975	1,859
Consumer loans	430	—	—	—	18	448
Total loans held for investment, gross	$578,276	$29,885	$111,088	$9,420	$40,673	$769,342

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

The following tables summarize the Corporation’s allowance for loan losses at March 31, 2013 and June 30, 2012:

(In Thousands)	March 31, 2013	June 30, 2012
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$11,319	$15,189
Multi-family	3,834	3,524
Commercial real estate	1,325	1,810
Other	—	7
Commercial business loans	96	169
Consumer loans	12	13
Total collectively evaluated allowance	16,586	20,712

Individually evaluated for impairment:
Mortgage loans:
Single-family	233	744
Multi-family	—	27
Commercial business loans	7	—
Total individually evaluated allowance	240	771
Total loan loss allowance	$16,826	$21,483

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses (dollars in thousands):

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(Dollars in Thousands)	2013	2012	2013	2012

Allowance at beginning of period	$18,530	$26,901	$21,483	$30,482

(Recovery) provision for loan losses	(517)	1,622	39	3,726

Recoveries:
Mortgage loans:
Single-family	374	33	537	337
Construction	—	28	—	28
Consumer loans	—	—	2	—
Total recoveries	374	61	539	365

Charge-offs:
Mortgage loans:
Single-family	(1,139)	(3,081)	(4,810)	(9,043)
Multi-family	—	(534)	—	(534)
Commercial real estate	(260)	(49)	(260)	(49)
Other	(159)	(400)	(159)	(400)
Commercial business loans	—	(256)	—	(256)
Consumer loans	(3)	(4)	(6)	(31)
Total charge-offs	(1,561)	(4,324)	(5,235)	(10,313)

Net charge-offs	(1,187)	(4,263)	(4,696)	(9,948)
Balance at end of period	$16,826	$24,260	$16,826	$24,260

Allowance for loan losses as a percentage of gross loans held for investment	2.18%	2.86%	2.18%	2.86%
Net charge-offs as a percentage of average loans outstanding during the period (annualized)	0.49%	1.64%	0.62%	1.23%
Allowance for loan losses as a percentage of gross non- performing loans at the end of the period	73.01%	57.34%	73.01%	57.34%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses at March 31, 2013 and June 30, 2012:

(In Thousands)	March 31, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$8,770	$(2,044)	$6,726
Without a related allowance (2)	8,428	—	8,428
Total single-family loans	17,198	(2,044)	15,154

Multi-family:
With a related allowance	2,211	(552)	1,659
Total multi-family loans	2,211	(552)	1,659

Commercial real estate:
With a related allowance	1,424	(214)	1,210
Without a related allowance (2)	1,975	—	1,975
Total commercial real estate loans	3,399	(214)	3,185

Commercial business loans:
With a related allowance	237	(40)	197
Total commercial business loans	237	(40)	197

Total non-performing loans	$23,045	$(2,850)	$20,195

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$26,214	$(5,476)	$20,738
Without a related allowance (2)	8,352	—	8,352
Total single-family loans	34,566	(5,476)	29,090

Multi-family:
With a related allowance	1,806	(349)	1,457
Total multi-family loans	1,806	(349)	1,457

Commercial real estate:
With a related allowance	3,820	(573)	3,247
Total commercial real estate loans	3,820	(573)	3,247

Other:
Without a related allowance (2)	522	—	522
Total other loans	522	—	522

Commercial business loans:
With a related allowance	246	(74)	172
Total commercial business loans	246	(74)	172

Total non-performing loans	$40,960	$(6,472)	$34,488

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At March 31, 2013 and June 30, 2012, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses or charge offs, as of March 31, 2013:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$1,811	$3,650	$3,094	$6,599	$15,154
Multi-family	383	—	900	376	1,659
Commercial real estate	—	213	2,493	479	3,185
Commercial business loans	28	—	—	169	197
Total	$2,222	$3,863	$6,487	$7,623	$20,195

For the quarters ended March 31, 2013 and 2012, the Corporation’s average investment in non-performing loans was $20.8 million and $33.1 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended March

31, 2013 and 2012, interest income of $1.4 million and $1.7 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $258,000 and $132,000 for the quarters ended March 31, 2013 and 2012, respectively, and was not included in the results of operations, of which $142,000 and $0, respectively, were collected and applied to the principal balances.

For the nine months ended March 31, 2013 and 2012, the Corporation’s average investment in non-performing loans was $25.4 million and $35.1 million, respectively.  For the nine months ended March 31, 2013 and 2012, interest income of $4.4 million and $4.8 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income amounted to $762,000 and $706,000 for the quarters ended March 31, 2013 and 2012, respectively, and was not included in the results of operations, of which $400,000 and $0, respectively, were collected and applied to the principal balances.

For the quarter ended March 31, 2013, there were no new loans that were modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans.  For the quarter ended March 31, 2012, six loans totaling $3.1 million were re-underwritten and identified as restructured loans.  During the quarter ended March 31, 2013 and 2012, one restructured loan with a balance of $739,000 was in default within a 12-month period subsequent to their original restructuring and required an additional provision of $260,000.  Additionally, during the quarter ended March 31, 2013, there were no loans whose modification were extended beyond the initial maturity of the modification.  For the quarter ended March 31, 2012, three loans totaling $1.0 million had their modification extended beyond the initial maturity of the modification.

For the nine months ended March 31, 2013, there were no new loans that were modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans.  This compares to 22 loans for $8.9 million that were re-underwritten and identified as restructured loans during the nine months ended March 31, 2012.  During the nine months ended March 31, 2013, two restructured loans with a total balance of $1.2 million was in default within a 12-month period subsequent to its original restructuring and required an additional provision of $480,000.  This compares to two restructured loans with a total balance of $771,000 during the nine months ended March 31, 2012 that were in default within a 12-month period subsequent to their original restructuring and required an additional provision of $200,000.  Additionally, during the nine months ended March 31, 2013, there was one loan for $131,000 whose modification was extended beyond the initial maturity of the modification.  For the nine months ended March 31, 2012, eight loans for $4.3 million had their modification extended beyond the initial maturity of the modification.

As of March 31, 2013, the net outstanding balance of the 31 restructured loans was $13.3 million:  three were classified in accordance with the Corporation’s risk rating system as pass and remain on accrual status ($1.5 million); two were classified as special mention and remain on accrual status ($1.0 million); and 26 were classified as substandard ($10.8 million total, with 25 of the 26 loans or $8.0 million on non-accrual status).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of March 31, 2013, $9.4 million, or 71 percent, of the restructured loans were current with respect to their payment status.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	March 31, 2013	June 30, 2012
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$5,850	$11,995
Multi-family	759	490
Commercial real estate	1,227	2,483
Other	—	522
Commercial business loans	163	165
Total	7,999	15,655

Restructured loans on accrual status:
Mortgage loans:
Single-family	2,575	6,148
Multi-family	2,755	3,266
Commercial business loans	—	33
Total	5,330	9,447
Total restructured loans	$13,329	$25,102

The following table shows the restructured loans by type, net of allowance for loan losses, at March 31, 2013 and June 30, 2012:

(In Thousands)	March 31, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$3,500	$(526)	$2,974
Without a related allowance (2)	5,451	—	5,451
Total single-family loans	8,951	(526)	8,425

Multi-family:
With a related allowance	1,012	(253)	759
Without a related allowance (2)	2,755	—	2,755
Total multi-family loans	3,767	(253)	3,514

Commercial real estate:
With a related allowance	880	(132)	748
Without a related allowance (2)	479	—	479
Total commercial real estate loans	1,359	(132)	1,227

Commercial business loans:
With a related allowance	187	(24)	163
Total commercial business loans	187	(24)	163

Total restructured loans	$14,264	$(935)	$13,329

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$9,465	$(486)	$8,979
Without a related allowance (2)	9,164	—	9,164
Total single-family loans	18,629	(486)	18,143

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance (2)	3,266	—	3,266
Total multi-family loans	3,783	(27)	3,756

Commercial real estate:
With a related allowance	2,921	(438)	2,483
Total commercial real estate loans	2,921	(438)	2,483

Other:
Without a related allowance (2)	522	—	522
Total other loans	522	—	522

Commercial business loans:
With a related allowance	236	(71)	165
Without a related allowance (2)	33	—	33
Total commercial business loans	269	(71)	198
Total restructured loans	$26,124	$(1,022)	$25,102

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

During the quarter ended March 31, 2013, six properties were acquired in the settlement of loans, while eight previously foreclosed upon properties were sold.  For the nine months ended March 31, 2013, twenty-two properties were acquired in the settlement of loans, while 36 previously foreclosed upon properties were sold.  As of March 31, 2013, real estate owned was comprised of 10 properties with a net fair value of $2.2 million, primarily located in Southern California.  This compares to 24 real estate owned properties, primarily located in Southern California, with a net fair value of $5.5 million at June 30, 2012.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The

Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2013 and June 30, 2012, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $213.8 million and $222.1 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2013	June 30, 2012
(In Thousands)
Undisbursed lines of credit – Mortgage loans	$849	$1,028
Undisbursed lines of credit – Commercial business loans	1,239	1,340
Undisbursed lines of credit – Consumer loans	779	863
Commitments to extend credit on loans to be held for investment	2,033	1,720
Total	$4,900	$4,951

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2013, $3.5 million was included in other assets and $795,000 was included in other liabilities; at June 30, 2012, $4.0 million was included in other assets and $1.3 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and nine months ended March 31, 2013 and 2012.

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2013	2012	2013	2012
Balance, beginning of the period	$63	$72	$66	$94
Provision (recovery)	24	(1)	21	(23)
Balance, end of the period	$87	$71	$87	$71

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended March 31, 2013 and 2012 was as follows:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2013	2012	2013	2012
(In Thousands)
Commitments to extend credit on loans to be held for sale	$181	$288	$(562)	$1,768
Mandatory loan sale commitments and TBA MBS trades	(463)	2,056	521	(441)
Option contracts	(51)	—	(492)	(289)
Total	$(333)	$2,344	$(533)	$1,038

The outstanding derivative financial instruments at the dates indicated were as follows:

	March 31, 2013		June 30, 2012
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$211,754	$3,419	$220,357	$3,981
Best efforts loan sale commitments	(32,211)	—	(30,498)	—
Mandatory loan sale commitments and TBA MBS trades	(326,274)	(795)	(408,636)	(1,316)
Option contracts	(20,000)	72	(15,000)	36
Total	$(166,731)	$2,696	$(233,777)	$2,701

(1)	Net of 25.3% percent at March 31, 2013 and 33.8% percent at June 30, 2012 of commitments, which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of March 31, 2013, the estimated deferred tax asset was $9.1 million, a $449,000 or five percent increase, from $8.6 million at June 30, 2012.  The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains, the increase in the deferred tax asset resulted primarily from items related to non-accruing loans, fair value adjustments, loss reserve adjustments and FHLB stock dividend redemptions. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at March 31, 2013 or June 30, 2012, other than the $825,000 tax liability at June 30, 2012 related to the prior period adjustment for fiscal 2009 established as a result of the Corporation’s overstatement of certain income items for tax reporting purposes from 2006 through 2007,  resulting in an overpayment of taxes and an understatement of the deferred tax liability.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008. The Corporation is under examination by the California Franchise Tax Board for the fiscal years 2009 and 2010. Tax years subsequent to fiscal 2009 remain subject to federal examination, while the California state tax returns for years subsequent to fiscal 2008 are subject to examination by state taxing authorities.  The Corporation believes that we have adequately provided or paid income tax issues not yet resolved with federal and state.

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

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters ended March 31, 2013 and 2012, there were no tax penalties or interest charges.  For the nine months ended March 31, 2013, there were no tax penalties or interest charges; while for the nine months ended March 31, 2012, a total of $14,000 in interest charges (related to the State of California tax return for fiscal 2007) was paid with no penalties.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of March 31, 2013:
Loans held for sale, measured at fair value	$169,571	$164,000	$5,571

As of June 30, 2012:
Loans held for sale, measured at fair value	$231,639	$220,849	$10,790

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

The fair value of real estate owned is derived from the lower of the appraised value at the time of foreclosure or the listing price, net of estimated disposition costs (Level 2).

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

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$11,387	$—	$11,387
U.S. government sponsored enterprise MBS	—	8,094	—	8,094
Private issue CMO	—	—	1,097	1,097
Investment securities	—	19,481	1,097	20,578

Loans held for sale, at fair value	—	169,571	—	169,571
Interest-only strips	—	—	125	125

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	3,434	3,434
Mandatory loan sale commitments	—	—	18	18
TBA MBS trades	—	43	—	43
Option contracts	—	—	72	72
Derivative assets	—	43	3,524	3,567
Total assets	$—	$189,095	$4,746	$193,841

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$15	$15
Mandatory loan sale commitments	—	—	18	18
TBA MBS trades	—	838	—	838
Derivative liabilities	—	838	33	871
Total liabilities	$—	$838	$33	$871

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$12,314	$—	$12,314
U.S. government sponsored enterprise MBS	—	9,342	—	9,342
Private issue CMO	—	—	1,242	1,242
Investment securities	—	21,656	1,242	22,898

Loans held for sale, at fair value	—	231,639	—	231,639
Interest-only strips	—	—	130	130

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	3,998	3,998
Mandatory loan sale commitments	—	—	38	38
TBA MBS trades	—	121	—	121
Option contracts	—	—	36	36
Derivative assets	—	121	4,072	4,193
Total assets	$—	$253,416	$5,444	$258,860

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$17	$17
Mandatory loan sale commitments	—	—	201	201
TBA MBS trades	—	1,274	—	1,274
Derivative liabilities	—	1,274	218	1,492
Total liabilities	$—	$1,274	$218	$1,492

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at December 31, 2012	$1,156	$130	$3,238	$(71)	$47	$4,500
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(3,238)	71	(47)	(3,214)
Included in other comprehensive loss	—	(5)	—	—	—	(5)
Purchases	—	—	—	—	72	72
Issuances	—	—	3,419	—	—	3,419
Settlements	(59)	—	—	—	—	(59)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2013	$1,097	$125	$3,419	$—	$72	$4,713

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at December 31, 2011	$1,244	$156	$2,118	$(2)	$—	$3,516
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(2,118)	2	—	(2,116)
Included in other comprehensive loss	73	(21)	—	—	—	52
Purchases	—	—	—	165	—	165
Issuances	—	—	2,406	—	—	2,406
Settlements	(26)	—	—	—	—	(26)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2012	$1,291	$135	$2,406	$165	$—	$3,997

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2012	$1,242	$130	$3,981	$(163)	$36	$5,226
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(15,589)	1,348	(148)	(14,389)
Included in other comprehensive loss	(6)	(5)	—	—	—	(11)
Purchases	—	—	—	(1,185)	184	(1,001)
Issuances	—	—	15,027	—	—	15,027
Settlements	(139)	—	—	—	—	(139)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2013	$1,097	$125	$3,419	$—	$72	$4,713

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2011	$1,367	$200	$638	$403	$99	$2,707
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(6,219)	(271)	(241)	(6,731)
Included in other comprehensive loss	32	(65)	—	—	—	(33)
Purchases	—	—	—	33	142	175
Issuances	—	—	7,987	—	—	7,987
Settlements	(108)	—	—	—	—	(108)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2012	$1,291	$135	$2,406	$165	$—	$3,997

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,801	$9,394	$20,195
Mortgage servicing assets	—	—	263	263
Real estate owned, net	—	2,227	—	2,227
Total	$—	$13,028	$9,657	$22,685

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,335	$25,006	$35,341
Mortgage servicing assets	—	—	227	227
Real estate owned, net	—	5,976	—	5,976
Total	$—	$16,311	$25,233	$41,544

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of March 31, 2013 (dollars in thousands):

	Fair Value As of March 31, 2013	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$1,097	Discounted cash flow	Probability of default Loss severity Prepayment speed	0.6% – 1.4% (0.8%) 35.8% - 37.6% (37.3%) 4.2% – 13.7% (7.1%)	Decrease Decrease Decrease

Non-performing loans	$1,935	Discounted cash flow	Default rates Loss severity	23.8% 6.1%	Decrease Decrease
Non-performing loans	$7,459	Relative value analysis	Default rates Loss severity	17.7% 3.5%	Decrease Decrease

MSA	$263	Discounted cash flow	Prepayment speed (CPR) Discount rate	2.4% - 60.0% (23.5%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$125	Discounted cash flow	Prepayment speed (CPR) Discount rate	0.0% - 27.0% (15.1%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$3,434	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	97.6% – 105.2% (101.9%) of par 17.7% - 26.0% (25.3%)	Decrease Decrease

Mandatory loan sale commitments	$18	Relative value analysis	Investor quotes TBA-MBS broker quotes Roll-forward costs (4)	104.1% – 106.6% (104.7%) of par 101.5% of par 0.00%	Decrease Decrease Decrease

Option contracts	$72	Relative value analysis	Broker quotes	102.9% – 103.2% (103.0%) of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$15	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.0% – 102.5% (100.9%) of par 17.7% - 26.0% (25.3%)	Decrease Decrease

Mandatory loan sale commitments	$18	Relative value analysis	Investor quotes	102.9% – 106.6% (105.0%) of par	Decrease

(1)	The range is based on the historical estimated fair values and management estimates.

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

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment speeds, discount rates, MBS – TBA quotes, fallout ratios, investor quotes and roll-forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2013 and June 30, 2012 were as follows (dollars in thousands):

	March 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$754,441	$752,582	—	—	$752,582
FHLB – San Francisco stock	$17,227	$17,227	—	$17,227	—

Financial liabilities:
Deposits	$935,100	$917,894	—	—	$917,894
Borrowings	$106,505	$113,361	—	—	$113,361

	June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$796,836	$801,081	—	—	$801,081
FHLB – San Francisco stock	$22,255	$22,255	—	$22,255	—

Financial liabilities:
Deposits	$961,411	$948,985	—	—	$948,985
Borrowings	$126,546	$134,936	—	—	$134,936

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended March 31, 2013, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of March 31, 2013, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.

For the quarters ended March 31, 2013 and 2012, the compensation cost for these plans was $157,000 and $284,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $14,000 for the quarter ended March 31, 2013 and no income tax benefit was recognized in the quarter ended March 31, 2012.

For the nine months ended March 31, 2013 and 2012, the compensation cost for these plans was $396,000 and $1.1 million, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $85,000 for the nine months ended March 31, 2013 and no income tax benefit was recognized in the nine months ended March 31, 2012.

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

There was no activity under the Plans in the third quarter of either fiscal 2013 or 2012, other than the exercise of 14,000 options and 9,000 options, respectively.  For the first nine months of fiscal 2013 and 2012, there was no activity under the Plans, other than the grant of 20,000 options, the exercise of 42,000 options and the forfeiture of 24,000 options in the first nine months of fiscal 2013 and the exercise of 9,000 options in the first nine months of fiscal 2012.  As of March 31, 2013 and 2012, there were 188,450 stock options and 193,450 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter and nine months ended March 31, 2013.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	725,800	$12.60
Granted	—	$—
Exercised	(14,000)	$7.03
Forfeited	—	$—
Outstanding at March 31, 2013	711,800	$12.71	6.68	$5,025
Vested and expected to vest at March 31, 2013	630,000	$13.34	6.47	$4,277
Exercisable at March 31, 2013	302,350	$19.24	4.50	$1,287

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2012	757,800	$12.13
Granted	20,000	$16.47
Exercised	(42,000)	$7.03
Forfeited	(24,000)	$7.41
Outstanding at March 31, 2013	711,800	$12.71	6.68	$5,025
Vested and expected to vest at March 31, 2013	630,000	$13.34	6.47	$4,277
Exercisable at March 31, 2013	302,350	$19.24	4.50	$1,287

As of March 31, 2013 and 2012, there was $1.1 million and $1.3 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.4 years and 3.2 years, respectively.  The forfeiture rate during the first nine months of fiscal 2013 and 2012 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity for either the third quarter of fiscal 2013 and 2012, other than the vesting and distribution of 11,200 shares in the third quarter of fiscal 2012.  For the first nine months of fiscal 2013, there was no restricted stock activity, other than the vesting and distribution of 800 shares and the forfeiture of 1,500 shares. This compares to the vesting and distribution of 111,500 shares of restricted stock in the first nine months of fiscal 2012.  As of March 31, 2013 and 2012, there were 169,600 shares and 168,100 shares of restricted stock available for future awards under the Plans, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and nine months ended March 31, 2013.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at December 31, 2012	144,500	$7.07
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2013	144,500	$7.07
Expected to vest at March 31, 2013	115,600	$7.07

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2012	146,800	$7.13
Granted	—	$—
Vested	(800)	$18.09
Forfeited	(1,500)	$7.07
Unvested at March 31, 2013	144,500	$7.07
Expected to vest at March 31, 2013	115,600	$7.07

As of March 31, 2013 and 2012, the unrecognized compensation expense was $568,000 and $878,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.2 years and 3.2 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2013 and 2012, for both periods.  For the nine months ended March 31, 2013 and 2012, the fair value of shares vested and distributed was $9,000 and $922,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of March 31, 2013 and 2012, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

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

For the third quarter of fiscal 2013 and 2012, there was no activity in the Stock Option Plans.  For the first nine months of fiscal 2013 and 2012, there was no activity in the Stock Option Plans, except forfeitures of 7,500 shares and 62,700 shares, respectively. As of March 31, 2013 and 2012, there were 14,900 stock options and 14,900 stock options available for future grants under the Stock Option Plans, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2013.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	412,700	$24.30
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2013	412,700	$24.30	1.76	$—
Vested and expected to vest at March 31, 2013	412,700	$24.30	1.76	$—
Exercisable at March 31, 2013	412,700	$24.30	1.76	$—

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2012	420,200	$24.11
Granted	—	$—
Exercised	—	$—
Forfeited	(7,500)	$13.67
Outstanding at March 31, 2013	412,700	$24.30	1.76	$—
Vested and expected to vest at March 31, 2013	412,700	$24.30	1.76	$—
Exercisable at March 31, 2013	412,700	$24.30	1.76	$—

As of March 31, 2013, there was no unrecognized compensation expense. This compares to unrecognized compensation expense of $18,000 at March 31, 2012, related to unvested share-based compensation arrangements under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 0.3 years.  The forfeiture rate during the first nine months of fiscal 2012 was 20 percent, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 11: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

ASU 2013-02 requires disclosure of reclassification adjustments of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI.

The following table provides the changes in AOCI by component for the quarter and nine months ended March 31, 2013 (dollars in thousands, net of statutory taxes).

	Unrealized Gain and Losses on Available-for-sale Securities	Total

Beginning balance at December 31, 2013	$599	$599

Other comprehensive income before reclassifications	29	29
Amount reclassified from accumulated other comprehensive income	—	—
Net other comprehensive income	29	29

Ending balance at March 31, 2013	$628	$628

	Unrealized Gain and Losses on Available-for-sale Securities	Total

Beginning balance at June 30, 2012	$626	$626

Other comprehensive income before reclassifications	2	2
Amount reclassified from accumulated other comprehensive income	—	—
Net other comprehensive income	2	2

Ending balance at March 31, 2013	$628	$628

There were no significant items reclassified out of AOCI for the quarter and nine months ended March 31, 2013.

Note 12: Subsequent Events

On April 30, 2013, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.07 per share.  Shareholders of the Corporation’s common stock at the close of business on May 22, 2013 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 11, 2013.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At March 31, 2013, the Corporation had total assets of $1.22 billion, total deposits of $935.1 million and total stockholders’ equity of $157.5 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 17 retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville, San Diego, San Rafael, Santa Barbara and Stockton, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On January 24, 2013, the Corporation declared a quarterly cash dividend of $0.07 per share for the Corporation’s shareholders of record at the close of business on February 13, 2013, which was paid on March 5, 2013.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

ASC 815 , “Derivatives and Hedging,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Corporation’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Condensed Consolidated Statements of Operations with offsets to other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at March 31, 2013 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,579	$2,142	$1,419	$509	$5,649
Pension benefits	—	220	439	7,336	7,995
Time deposits	257,169	140,843	20,510	1,639	420,161
FHLB – San Francisco advances	57,417	12,666	12,686	34,008	116,777
FHLB – San Francisco letter of credit	7,500	—	—	—	7,500
FHLB – San Francisco MPF credit enhancement (1)	2,548	—	—	—	2,548
Total	$326,213	$155,871	$35,054	$43,492	$560,630

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of March 31, 2013, the Bank serviced $56.3 million of loans under this program.

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

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

Total assets decreased $39.4 million to $1.22 billion at March 31, 2013 from $1.26 billion at June 30, 2012.  The decrease was primarily attributable to decreases in loans held for sale and loans held for investment and cash and cash equivalents deployed to fund decreases in deposits and borrowings.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $75.2 million, or 52 percent, to $220.3 million at March 31, 2013 from $145.1 million at June 30, 2012.  The increase was primarily attributable to proceeds received reflecting the decreases in loans held for sale and loans held for investment, partly offset by the decreases in deposits and borrowings.  The relatively high balance in cash and cash equivalents were consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total investment securities decreased $2.3 million, or 10 percent, to $20.6 million at March 31, 2013 from $22.9 million at June 30, 2012.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment decreased $42.4 million, or five percent, to $754.4 million at March 31, 2013 from $796.8 million at June 30, 2012.  Total loan principal payments during the first nine months of fiscal 2013 were $107.1 million, a 13 percent increase from $95.2 million in the comparable period in fiscal 2012.  In addition, real estate owned acquired in the settlement of loans in the first nine months of fiscal 2013 was $9.2 million, a 52 percent decline from $19.3 million in the same period last year.  During the first nine months of fiscal 2013, the Corporation originated $63.9 million of loans held for investment, consisting primarily of multi-family and commercial real estate loans, compared to $40.7 million, primarily in multi-family loans, for the same period last year.  During the first nine months of fiscal 2013, the Corporation did not purchase any loans to be held for investment.  This compares to the same period in fiscal 2012 when the Corporation purchased $7.1 million of loans to be held for investment, consisting primarily of multi-family loans.  The balance of preferred loans decreased to $353.3 million at March 31, 2013, compared to $375.9 million at June 30, 2012, and represented 46 percent of loans held for investment at both dates.  There were no construction loans outstanding at March 31, 2013 and June 30, 2012.  The balance of single-family loans held for investment decreased five percent to $415.6 million at March 31, 2013, compared to $439.0 million at June 30, 2012, and represented approximately 54 percent of loans held for investment at both dates.

The table below describes the geographic dispersion of gross real estate secured loans held for investment at March 31, 2013 and June 30, 2012, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of March 31, 2013

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$123,833	30%	$226,958	54%	$61,252	15%	$3,573	1%	$415,616	100%
Multi-family	42,500	17%	157,119	61%	53,555	21%	3,466	1%	256,640	100%
Commercial real estate	52,037	55%	40,008	42%	2,734	3%	—	—%	94,779	100%
Total	$218,370	29%	$424,085	55%	$117,541	15%	$7,039	1%	$767,035	100%

(1)	Other than the Inland Empire.

As of June 30, 2012

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$133,874	31%	$237,715	54%	$63,432	14%	$4,003	1%	$439,024	100%
Multi-family	37,303	13%	188,229	68%	49,012	18%	3,513	1%	278,057	100%
Commercial real estate	46,291	49%	47,175	49%	1,836	2%	—	—%	95,302	100%
Other	755	100%	—	—%	—	—%	—	—%	755	100%
Total	$218,223	27%	$473,119	58%	$114,280	14%	$7,516	1%	$813,138	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $62.0 million, or 27 percent, to $169.6 million at March 31, 2013 from $231.6 million at June 30, 2012.  The decrease was primarily due to the lower volume of loans originated for sale reflecting a reduction in refinancing transactions and the timing difference between loan fundings and loan sale settlements.

Total deposits decreased $26.3 million, or three percent, to $935.1 million at March 31, 2013 from $961.4 million at June 30, 2012.  Transaction accounts increased $6.3 million, or one percent, to $521.9 million at March 31, 2013 from $515.6 million at June 30, 2012; and time deposits decreased $32.6 million, or seven percent, to $413.2 million at March 31, 2013 from $445.8 million at June 30, 2012.  The increase in transaction accounts as compared to time deposits was primarily attributable to the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $20.0 million, or 16 percent, to $106.5 million from $126.5 million at June 30, 2012, primarily due to scheduled maturities during the quarter ended March 31, 2013.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 35 months at March 31, 2013, down from 39 months at June 30, 2012.

Total stockholders’ equity increased $12.7 million, or nine percent, to $157.5 million at March 31, 2013, from $144.8 million at June 30, 2012, primarily as a result of net income, partly offset by stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and quarterly cash dividends paid during the first nine months of fiscal 2013.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2013 and 2012

The Corporation’s net income for the third quarter of fiscal 2013 was $4.9 million, an increase of $2.6 million, or 113 percent, from $2.3 million in the same period of fiscal 2012. For the first nine months of fiscal 2013, the Corporation’s net income was $20.5 million, an increase of $14.0 million, or 215 percent, from $6.5 million in the same period of fiscal 2012.  The increase in net income for each period was attributable to the increase in non-interest income and the decrease in the provision for loan losses, partially offset by the decrease in net interest income (before provision for loan losses) and the increase in non-interest expenses.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, improved to 67 percent for the third quarter of fiscal 2013 from 72 percent for the same period of fiscal 2012.  For the first nine months of fiscal 2013, the Corporation’s efficiency ratio improved to 60 percent from 72 percent for the same period of fiscal 2012.  The improvement in the efficiency ratio for each period was primarily the result of a significant increase in non-interest income outpacing the increase in non-interest expense and a decrease in net interest income (before provision for loan losses).

Return on average assets for the third quarter of fiscal 2013 was 1.59 percent, up 86 basis points from 0.73 percent in the same period last year.  For the first nine months of fiscal 2013, return on average assets was 2.20 percent, up 153 basis points from 0.67 percent in the same period last year.

Return on average equity for the third quarter of fiscal 2013 was 12.48 percent compared to 6.54 percent for the same period last year.  For the first nine months of fiscal 2013, return on average equity was 18.02 percent compared to 6.09 percent for the same period last year.

Diluted earnings per share for the third quarter of fiscal 2013 were $0.45, a 114 percent increase from $0.21 in the same period last year.  For the first nine months of fiscal 2013, diluted earnings per share were $1.89, a 232 percent increase from $0.57 in the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2013 and 2012.  Net interest income (before the provision for loan losses) decreased $910,000, or 10 percent, to $8.1 million for the third quarter of fiscal 2013 from $9.0 million for the comparable period in fiscal 2012, due to a lower net interest margin and, to a lesser extent, a lower average earning asset balance.  The net interest margin was 2.76 percent in the third quarter of fiscal 2013, down 15 basis points from 2.91 percent in the same period of fiscal 2012 due to the decline in the average yield of interest-earning assets outpacing the declining cost of liabilities.  The weighted-average yield of interest-earning assets decreased by 40 basis points to 3.63 percent, while the weighted-average cost of interest-bearing liabilities decreased by 26 basis points to 0.99 percent for the third quarter of fiscal 2013 as compared to the same period last year. The average balance of earning assets decreased $67.2 million, or five percent, to $1.17 billion in the third quarter of fiscal 2013 from $1.24 billion in the comparable period of fiscal 2012, consistent with the Corporation’s strategy of managing liquidity and credit risk.

For the Nine Months Ended March 31, 2013 and 2012.  Net interest income (before the provision for loan losses) decreased $1.5 million, or five percent, to $25.8 million for the first nine months of fiscal 2013 from $27.3 million for the comparable period in fiscal 2012, due to a lower net interest margin and, to a lesser extent, a lower average earning asset balance.  The net interest margin was 2.87 percent in the first nine months of fiscal 2013, down three basis points from 2.90 percent in the same period of fiscal 2012 due to the decline in the average yield on interest-earning assets outpacing the declining cost of liabilities.  The weighted-average yield on interest-earning assets decreased by 34 basis points to 3.80 percent, while the weighted-average cost of interest-bearing liabilities decreased by 32 basis points to 1.04 percent for the first nine months of fiscal 2013 as compared to the same period last year. The average balance of earning assets decreased $56.4 million, or five percent, to $1.20 billion in the first nine months of fiscal 2013 from $1.25 billion in the comparable period of fiscal 2012, consistent with the Corporation’s strategy of managing liquidity and credit risk.

Interest Income:

For the Quarters Ended March 31, 2013 and 2012.  Total interest income decreased by $1.9 million, or 15 percent, to $10.6 million for the third quarter of fiscal 2013 from $12.5 million in the same quarter of fiscal 2012.  This decrease was the result of the lower average earning asset yield and, to a lesser extent, the lower average balance of earning assets.

Loans receivable interest income decreased $1.9 million, or 16 percent, to $10.3 million in the third quarter of fiscal 2013 from $12.2 million for the same quarter of fiscal 2012.  This decrease was attributable to a lower average loan yield and, to a lesser extent, a lower average loan balance.  The average loan yield during the third quarter of fiscal 2013 decreased 44 basis points to 4.27 percent from 4.71 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a slightly higher average balance of loans held for sale at lower average yield. The average balance of loans receivable, including loans held for sale, decreased $73.2 million, or seven percent, to $964.2 million for the third quarter of fiscal 2013 as compared to $1.04 billion in the same quarter of fiscal 2012.

Interest income from investment securities decreased $21,000, or 17 percent, to $105,000 for the third quarter of fiscal 2013 from $126,000 in the same quarter of fiscal 2012.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $3.0 million, or 13 percent, to $20.8 million during the third quarter of fiscal 2013 from $23.8 million during the same quarter of fiscal 2012.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 10 basis points to 2.02 percent during the quarter ended March 31, 2013 from 2.12 percent during the quarter ended March 31, 2012.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the third quarter of fiscal 2013, the Corporation did not purchase any investment securities, while $662,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2013 was $116,000, compared to $30,000 in the same quarter of fiscal 2012.  In the third quarter of fiscal 2013, the Bank received a $1.9 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $1.2 million capital stock redemption in the same period of fiscal 2012.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $101,000 in the third quarter of fiscal 2013, up nine percent from $93,000 in the same quarter of fiscal 2012.  The increase was due to a higher average balance for the third quarter of fiscal 2013 as compared to the same period last year as the average yield was unchanged at 25 basis points during both periods.  The average balance of the interest-earning deposits in the third quarter of fiscal 2013 was $163.9 million, an increase of $14.4 million or 10 percent, from $149.5 million in the same quarter of fiscal 2012.

For the Nine Months Ended March 31, 2013 and 2012.  Total interest income decreased by $4.8 million, or 12 percent, to $34.1 million for the first nine months of fiscal 2013 from $38.9 million in the same period of fiscal 2012.  This decrease was the result of the lower average earning asset yield and, to a lesser extent, the lower average balance of earning assets.

Loans receivable interest income decreased $5.0 million, or 13 percent, to $33.2 million in the first nine months of fiscal 2013 from $38.2 million for the same period of fiscal 2012.  This decrease was attributable to a lower average loan yield and, to a lesser extent, a lower average loan balance.  The average loan yield during the first nine months of fiscal 2013 decreased 35 basis points to 4.36 percent from 4.71 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a higher average balance of loans held for sale at lower average yield.  The average balance of loans receivable, including loans held for sale, decreased $66.3 million, or six percent, to $1.02 billion for the first nine months of fiscal 2013 as compared to $1.08 billion in the same period of fiscal 2012.

Interest income from investment securities decreased $78,000, or 19 percent, to $329,000 for the first nine months of fiscal 2013 from $407,000 in the same period of fiscal 2012.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $3.1 million, or 13 percent, to $21.7 million during the first nine months of fiscal 2013 from $24.8 million during the same period of fiscal 2012.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 17 basis points to 2.02 percent during the nine months ended March 31, 2013 from 2.19 percent during the period ended March 31, 2012.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first nine months of fiscal 2013, the Corporation did not purchase any investment securities, while $2.3 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2013 was $280,000, compared to $68,000 in the same period of fiscal 2012.  In the first nine months of fiscal 2013, the Bank received a $5.0 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $3.6 million capital stock redemption in the same period of fiscal 2012.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $258,000 in the first nine months of fiscal 2013, up 14 percent from $227,000 in the same period of fiscal 2012.  The increase was due to a higher average balance for the first nine months of fiscal 2013 as compared to the same period last year as the average yield was unchanged at 25 basis points during both nine month periods.  The average balance of the interest-earning deposits in the first nine months of fiscal 2013 was $137.6 million, an increase of $17.9 million or 15 percent, from $119.7 million in the same period of fiscal 2012.

Interest Expense:

For the Quarters Ended March 31, 2013 and 2012.  Total interest expense for the third quarter of fiscal 2013 was $2.5 million as compared to $3.5 million for the same period last year, a decrease of $1.0 million, or 29 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the third quarter of fiscal 2013 was $1.6 million as compared to $2.0 million for the same period last year, a decrease of $449,000, or 22 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.68 percent during the third quarter of fiscal 2013 from 0.84 percent during the same quarter last year, a decrease of 16 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in checking, savings and money market (“core”) deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits decreased $28.3 million to $931.7 million during the quarter ended March 31, 2013 from $960.0 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits.  Strategically, the Corporation has been promoting core deposits and competing less aggressively for time deposits.  The Corporation believes the increase in core deposits was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of core deposits to total deposits in the third quarter of fiscal 2013 was 55 percent, compared to 52 percent in the same period of fiscal 2012.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2013 decreased $483,000, or 33 percent, to $981,000 from $1.5 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $46.7 million, or 30 percent, to $110.7 million during the quarter ended March 31, 2013 from $157.4 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.59 percent for the quarter ended March 31, 2013 from 3.74 percent in the same quarter last year, a decrease of 15 basis points.  The decrease in average cost was due to maturities of higher costing advances.

For the Nine Months Ended March 31, 2013 and 2012.  Total interest expense for the first nine months of fiscal 2013 was $8.3 million as compared to $11.6 million for the same period last year, a decrease of $3.3 million, or 28 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first nine months of fiscal 2013 was $5.0 million as compared to $6.5 million for the same period last year, a decrease of $1.5 million, or 23 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.71 percent during the first nine months of fiscal 2013 from 0.91 percent during the same period last year, a decrease of 20 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in core deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits decreased $10.6 million, or one percent, to $946.0 million during the nine months ended March 31, 2013 from $956.6 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in core deposits.  The average balance of core deposits to total deposits in the first nine months of fiscal 2013 was 54 percent, compared to 51 percent in the same period of fiscal 2012.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first nine months of fiscal 2013 decreased $1.8 million, or 35 percent, to $3.3 million from $5.1 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $58.6 million, or 33 percent, to $121.3 million during the nine months ended March 31, 2013 from $179.9 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.58 percent for the nine months ended March 31, 2013 from 3.77 percent in the same period last year, a decrease of 19 basis points.  The decrease in average cost was due to maturities of higher costing advances.

The following tables present the average balance sheets for the quarters and nine months ended March 31, 2013 and 2012, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended March 31, 2013			Quarter Ended March 31, 2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$964,154	$10,290	4.27%	$1,037,449	$12,205	4.71%
Investment securities	20,838	105	2.02%	23,803	126	2.12%
FHLB – San Francisco stock	19,020	116	2.44%	24,378	30	0.49%
Interest-earning deposits	163,911	101	0.25%	149,459	93	0.25%

Total interest-earning assets	1,167,923	10,612	3.63%	1,235,089	12,454	4.03%

Non interest-earning assets	56,209			47,013

Total assets	$1,224,132			$1,282,102

Interest-bearing liabilities:
Checking and money market accounts (2)	$288,151	97	0.14%	$283,344	147	0.21%
Savings accounts	226,606	142	0.25%	218,128	184	0.34%
Time deposits	416,958	1,326	1.29%	458,563	1,683	1.48%

Total deposits	931,715	1,565	0.68%	960,035	2,014	0.84%

Borrowings	110,733	981	3.59%	157,389	1,464	3.74%

Total interest-bearing liabilities	1,042,448	2,546	0.99%	1,117,424	3,478	1.25%

Non interest-bearing liabilities	25,632			21,955

Total liabilities	1,068,080			1,139,379

Stockholders’ equity	156,052			142,723
Total liabilities and stockholders’ equity	$1,224,132			$1,282,102

Net interest income		$8,066			$8,976

Interest rate spread (3)			2.64%			2.78%
Net interest margin (4)			2.76%			2.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.04%			110.53%
Return on average assets			1.59%			0.73%
Return on average equity			12.48%			6.54%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $122 and $128 for the quarters ended March 31, 2013 and 2012, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $53.2 million and $52.8 million during the quarters ended March 31, 2013 and 2012, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(Dollars in thousands)

	Nine Months Ended March 31, 2013			Nine Months Ended March 31, 2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$1,016,543	$33,209	4.36%	$1,082,755	$38,215	4.71%
Investment securities	21,749	329	2.02%	24,767	407	2.19%
FHLB – San Francisco stock	20,270	280	1.83%	25,302	68	0.35%
Interest-earning deposits	137,585	258	0.25%	119,662	227	0.25%

Total interest-earning assets	1,196,147	34,076	3.80%	1,252,486	38,917	4.14%

Non interest-earning assets	49,209			48,301

Total assets	$1,245,356			$1,300,787

Interest-bearing liabilities:
Checking and money market accounts (2)	$286,510	307	0.14%	$276,523	523	0.25%
Savings accounts	228,212	434	0.25%	214,538	600	0.37%
Time deposits	431,249	4,299	1.33%	465,553	5,413	1.55%

Total deposits	945,971	5,040	0.71%	956,614	6,536	0.91%

Borrowings	121,342	3,262	3.58%	179,947	5,101	3.77%

Total interest-bearing liabilities	1,067,313	8,302	1.04%	1,136,561	11,637	1.36%

Non interest-bearing liabilities	26,057			21,829

Total liabilities	1,093,370			1,158,390

Stockholders’ equity	151,986			142,397
Total liabilities and stockholders’ equity	$1,245,356			$1,300,787

Net interest income		$25,774			$27,280

Interest rate spread (3)			2.76%			2.78%
Net interest margin (4)			2.87%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.07%			110.20%
Return on average assets			2.20%			0.67%
Return on average equity			18.02%			6.09%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $469 and $501 for the nine months ended March 31, 2013 and 2012, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $52.8 million and $48.1 million during the nine months ended March 31, 2013 and 2012, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and nine months ended March 31, 2013 and 2012, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2013 Compared To Quarter Ended March 31, 2012 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,133)	$(863)	$81	$(1,915)
Investment securities	(6)	(16)	1	(21)
FHLB – San Francisco stock	119	(7)	(26)	86
Interest-bearing deposits	—	8	—	8
Total net change in income on interest-earning assets	(1,020)	(878)	56	(1,842)

Interest-bearing liabilities:
Checking and money market accounts	(51)	2	(1)	(50)
Savings accounts	(47)	7	(2)	(42)
Time deposits	(224)	(152)	19	(357)
Borrowings	(70)	(430)	17	(483)
Total net change in expense on interest-bearing liabilities	(392)	(573)	33	(932)
Net (decrease) increase in net interest income	$(628)	$(305)	$23	$(910)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2013 Compared To Nine Months Ended March 31, 2012 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(2,841)	$(2,339)	$174	$(5,006)
Investment securities	(32)	(50)	4	(78)
FHLB – San Francisco stock	281	(13)	(56)	212
Interest-bearing deposits	—	31	—	31
Total net change in income on interest-earning assets	(2,592)	(2,371)	122	(4,841)

Interest-bearing liabilities:
Checking and money market accounts	(227)	19	(8)	(216)
Savings accounts	(192)	38	(12)	(166)
Time deposits	(772)	(399)	57	(1,114)
Borrowings	(264)	(1,659)	84	(1,839)
Total net change in expense on interest-bearing liabilities	(1,455)	(2,001)	121	(3,335)
Net (decrease) increase in net interest income	$(1,137)	$(370)	$1	$(1,506)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended March 31, 2013 and 2012.  During the third quarter of fiscal 2013, the Corporation recorded a recovery from the allowance for loan losses of $(517,000), an improvement of $2.1 million, or 132 percent, from a provision for loan losses of $1.6 million in the same period of fiscal 2012.  The improvement in the third quarter of fiscal 2013 was primarily attributable to the improvement in loan quality.  Non-performing loans declined to $20.2 million at March 31, 2013 as compared to $34.5 million at June 30, 2012 and $32.1 million at March 31, 2012.  Net charge-offs also declined to $1.2 million in the third quarter of fiscal 2013 as compared to $4.3 million in the same quarter of fiscal 2012.  Total classified loans were $42.0 million at March 31, 2013 as compared $53.0 million at June 30, 2012 and to $55.4 million at March 31, 2012.

For the Nine Months Ended March 31, 2013 and 2012.  During the first nine months of fiscal 2013, the Corporation recorded a provision for loan losses of $39,000, a decline of $3.7 million, or almost 100 percent, from $3.7 million in the same period of fiscal 2012.  The lower loan loss provision in the first nine months of fiscal 2013 was primarily attributable to an improvement in loan quality. Net charge-offs declined to $4.7 million in the first nine months of fiscal 2013 as compared to $9.9 million in the same period of fiscal 2012.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the charge-off experience and to reflect the impact on loans held for investment resulting from the current general economic conditions of the U.S. and California economy such as the improving unemployment rate, and higher home prices in California.  See related discussion of “Asset Quality” below.

At March 31, 2013, the allowance for loan losses was $16.8 million, comprised of collectively evaluated allowances of $16.6 million and individually evaluated allowances of $240,000; in comparison to the allowance for loan losses of $21.5 million at June 30, 2012, comprised of collectively evaluated allowances of $20.7 million and individually evaluated allowances of $771,000.  The allowance for loan losses as a percentage of gross loans held for investment was 2.18 percent at March 31, 2013 compared to 2.63 percent at June 30, 2012.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended March 31, 2013 and 2012.  Total non-interest income increased $4.1 million, or 36 percent, to $15.4 million for the quarter ended March 31, 2013 from $11.3 million for the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans and an improvement in the gain on sale and operations of real estate owned acquired in the settlements of loans.

The net gain on sale of loans increased $3.7 million, or 37 percent, to $13.8 million for the third quarter of fiscal 2013 from $10.1 million in the same quarter of fiscal 2012 reflecting the impact of a higher loan sale volume and higher average loan sale margin.  Total loans sold for the quarter ended March 31, 2013 were $908.1 million, an increase of $284.7 million or 46 percent, from $623.4 million for the same quarter last year.  The average loan sale margin for PBM during the third quarter of fiscal 2013 was 1.78 percent, up 13 basis points from 1.65 percent for the same period of fiscal 2012.  The gain on sale of loans for the third quarter of fiscal 2013 includes a $27,000 recourse provision on loans sold that are subject to repurchase, compared to an $811,000 recourse provision in the comparable quarter last year.  As of March 31, 2013, the total recourse reserve for loans sold that are subject to repurchase was $2.3 million, compared to $6.2 million at June 30, 2012 and $5.9 million at March 31, 2012.  See “Asset Quality” for additional information related to the recourse liability.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $(6.0 million), in the third quarter of fiscal 2013 as compared to an unfavorable fair-value adjustment, a net loss of $(1.3 million), in the same period last year.  As of March 31, 2013, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $8.3 million, compared to $13.5 million at June 30, 2012 and $8.1 million at March 31, 2012.

Total loans originated and purchased for sale increased $206.5 million, or 35 percent, to $790.1 million in the third quarter of fiscal 2013 from $583.6 million for the same period last year.  The loan origination volumes were achieved as a result of continuing favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and a relatively high volume of activity resulting from relatively low mortgage interest rates.  The mortgage banking environment, although showing improvement as a result of relatively low mortgage interest rates, remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $218,000 in the third quarter of fiscal 2013 compared to a net loss of $(215,000) in the same quarter last year.  The net gain in the third quarter of fiscal 2013 was primarily due to a $321,000 net gain on the sale of real estate owned, partly offset by real estate owned operating expenses of $103,000.  Eight real estate owned properties were sold in the quarter ended March 31, 2013 as compared to 24 real estate owned properties sold in the quarter ended March 31, 2012.  See the related discussion on “Asset Quality”.

For the Nine Months Ended March 31, 2013 and 2012.  Total non-interest income increased $30.4 million, or 112 percent, to $57.6 million for the nine months ended March 31, 2013 from $27.2 million for the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans and an improvement in the gain on sale and operations of real estate owned acquired in the settlements of loans.

The net gain on sale of loans increased $29.0 million, or 124 percent, to $52.3 million for the first nine months of fiscal 2013 from $23.3 million in the same period of fiscal 2012 reflecting the impact of a higher loan sale volume and higher average loan sale margin.  Total loans sold for the nine months ended March 31, 2013 were $2.71 billion, an increase of $926.8 million or 52 percent, from $1.78 billion for the same period last year.  The average loan sale margin for PBM during the first nine months of fiscal 2013 was 1.98 percent, up 67 basis points from 1.31 percent for the same period of fiscal 2012.  The gain on sale of loans for the first nine months of fiscal 2013 includes a $1.9 million recourse provision on loans sold that are subject to repurchase, compared to a $2.6 million recourse provision in the comparable period last year.  This increase in the recourse provision includes the $1.5 million accrual for a global settlement with Bank’s largest legacy loan investor, discussed below.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $(5.8 million) in the first nine months of fiscal 2013 as compared to a favorable fair-value adjustment, a net gain of $381,000, in the same period last year.

In December 2012, the Bank accrued for a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor.  The settlement agreement was executed and paid in February 2013. The settlement required an additional recourse provision of $1.5 million during the second quarter of fiscal 2013 which fully funded the settlement amount in addition to the recourse reserve of $4.0 million that had already been provided in prior periods for this investor.  This investor purchased approximately 39 percent of the Corporation’s total loan sale volume from January 1, 2005 through December 31, 2011 and accounted for approximately 64 percent of all recourse claims paid prior to the settlement.

Total loans originated and purchased for sale increased $878.8 million, or 49 percent, to $2.66 billion in the first nine months of fiscal 2013 from $1.78 billion for the same period last year.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $886,000 in the first nine months of fiscal 2013 compared to a net loss of $(106,000) in the same period last year.  The net gain in the first nine months of fiscal 2013 was primarily due to a $1.1 million net gain on the sale of real estate owned and a $118,000 recovery for losses on real estate owned, partly offset by real estate owned operating expenses of $300,000.  Thirty-six real estate owned properties were sold in the nine months ended March 31, 2013 as compared to 82 real estate owned properties sold in the same period ended March 31, 2012.

Non-Interest Expense:

For the Quarters Ended March 31, 2013 and 2012.  Total non-interest expense in the quarter ended March 31, 2013 was $15.7 million, an increase of $1.1 million or eight percent, as compared to $14.6 million in the same quarter of fiscal 2012.  The increase in non-interest expense was due to increases in salaries and employee benefits, premises and occupancy, equipment and sales and marketing expenses related to mortgage banking operations, partly offset by decreases in professional expenses, deposit insurance premiums and regulatory assessments and other operating expenses.

Total salaries and employee benefits increased $1.2 million, or 12 percent, to $11.5 million in the third quarter of fiscal 2013 from $10.3 million in the same period of fiscal 2012.  The increase was primarily attributable to higher incentive compensation related to PBM, resulting from an increase in loan originations.

For the Nine Months Ended March 31, 2013 and 2012.  Total non-interest expense in the nine months ended March 31, 2013 was $49.8 million, an increase of $10.4 million or 26 percent, as compared to $39.4 million in the same period of fiscal 2012.  The increase in non-interest expense was due to increases in salaries and employee benefits, premises and occupancy, equipment, and sales and marketing expenses related to mortgage banking operations, partly offset by decreases in professional expenses, deposit insurance premiums and regulatory assessments and other operating expenses.

Total salaries and employee benefits increased $9.8 million, or 36 percent, to $37.4 million in the first nine months of fiscal 2013 from $27.6 million in the same period of fiscal 2012.  The increase was primarily attributable to higher incentive compensation related to PBM, resulting from an increase in loan originations.

Premises and occupancy increased $597,000, or 22 percent, to $3.3 million in the first nine months of fiscal 2013 from $2.7 million in the same period of fiscal 2012.  Equipment expense increased $264,000, or 24 percent, to $1.3 million in the first nine months of fiscal 2013 from $1.1 million in the same period of fiscal 2012.  The increases in premises and occupancy and equipment expenses were primarily due to new PBM offices in northern California and a newly opened retail banking office in La Quinta, California.  Sales and marketing expense increased $657,000, or 95 percent, to $1.3 million in the first nine months of fiscal 2013 from $692,000 in the same period of fiscal 2012.  The increase in sales and marketing expense was primarily related to PBM.

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

For the Quarters Ended March 31, 2013 and 2012.  The income tax provision was $3.4 million for the quarter ended March 31, 2013 as compared to $1.7 million for the same period last year.  The effective income tax rate for the quarter ended March 31, 2013 was 40.9 percent as compared to 42.6 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2013 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2013 and 2012.  The income tax provision was $13.0 million for the nine months ended March 31, 2013 as compared to $4.8 million for the same period last year.  The income tax provision in the nine months ended March 31, 2013 included a net tax recovery from prior period adjustments of $1.2 million, which includes a tax liability reversal of $825,000 as a result of the August 2, 2012 notification from the tax authorities indicating the acceptance of an accounting method change.  The effective income tax rate for the nine months ended March 31, 2013 was 38.7 percent as compared to 42.7 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2013 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $14.3 million, or 41 percent, to $20.2 million at March 31, 2013 from $34.5 million at June 30, 2012.  Non-performing loans as a percentage of loans held for investment improved to 2.68 percent at March 31, 2013 from 4.33 percent at June 30, 2012.  The non-performing loans at March 31, 2013 were primarily comprised of 54 single-family loans ($15.1 million); seven commercial real estate loans ($3.2 million); five multi-family loans ($1.7 million) and five commercial business loans ($197,000).  This compared to the non-performing loans at June 30, 2012 which were primarily comprised of 87 single-family loans ($29.1 million); six commercial real estate loans ($3.2 million); four multi-family loans ($1.5 million); one other mortgage loan ($522,000) and six commercial business loans ($172,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

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

As of March 31, 2013, total restructured loans, net of allowance for loan losses, declined to $13.3 million from $25.1 million at June 30, 2012, a decrease of $11.8 million, or 47 percent.  At March 31, 2013 and June 30, 2012, $8.0 million and $15.7 million, respectively, of these restructured loans were classified as non-performing.  As of March 31, 2013, $9.4 million, or 71 percent, of the restructured loans have a current payment status; this compares to $18.5 million, or 74 percent, of restructured loans that had a current payment status as of June 30, 2012.

Real estate owned was $2.2 million at March 31, 2013, a decrease of $3.3 million or 60 percent from $5.5 million at June 30, 2012.  Real estate owned at March 31, 2013 was comprised of seven single-family properties ($2.2 million), two undeveloped lots ($9,000) and one commercial real estate property (fully reserved).  The Corporation has not suspended foreclosure activity because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased 44 percent to $22.4 million or 1.84 percent of total assets at March 31, 2013 from $40.0 million or 3.17 percent of total assets at June 30, 2012.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the third quarter and nine months of fiscal 2013, the Corporation repurchased two loans, totaling $483,000, and three loans, totaling $790,000, respectively, from investors pursuant to the recourse/repurchase covenants contained in the Corporation’s loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In the third quarter of fiscal 2012, the Corporation did not repurchase any loans; however, in the first nine months of fiscal 2012, the Corporation repurchased four loans, totaling $1.3 million from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests were borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the third quarter and nine months of fiscal 2013, the Corporation had settled claims for $5.5 million and $5.8 million, respectively; and decreased the recourse reserve by $5.5 million and $3.9 million, respectively.  This compares to the third quarter and nine months of fiscal 2012 when the Corporation settled claims for $201,000 and $889,000, respectively; and increased the recourse reserve by $600,000 and $1.7 million, respectively.    As of March 31, 2013, the total recourse reserve for loans sold that are subject to repurchase was $2.3 million, compared to $6.2 million at June 30, 2012 and $5.9 million at March 31, 2012.  The decrease in the recourse reserve in the third quarter and nine months of fiscal 2013 was due primarily to the $5.5 million payment of the global settlement with the Corporation's largest legacy loan investor described previously.  Beginning in 2008, in connection with the down turn in real estate market, the Corporation has implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Corporation is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2013 and 2012:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2013	2012	2013	2012
(In Thousands)
Balance, beginning of the period	$7,776	$5,301	$6,183	$4,216
Provision	27	811	1,930	2,584
Net settlements in lieu of loan repurchases	(5,501)	(201)	(5,811)	(889)
Balance, end of the period	$2,302	$5,911	$2,302	$5,911

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2013 (dollars in thousands):

	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$193,812	734	72%	6.56 years
Stated income (5)	$206,987	732	69%	7.26 years
FICO less than or equal to 660	$13,582	642	66%	7.49 years
Over 30-year amortization	$16,631	733	66%	7.61 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $6.3 million of “interest only,” $11.3 million of “stated income,” $1.6 million of “FICO less than or equal to 660,” and $239 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2013 (dollars in thousands):

	Balance	Non-Performing (1)	30 - 89 Days Delinquent
Fully amortize in the next 12 months	$3,839	—%	—%
Fully amortize between 1 year and 5 years	180,699	4%	1%
Fully amortize after 5 years	9,274	—%	—%
Total	$193,812	3%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2013 (dollars in thousands):

	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$198,464	5%	—%
Interest rate reset between 1 year and 5 years	8,523	22%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$206,987	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

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

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2013:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011-2012	YTD 2013	Total
Loan balance (in thousands)	$82,082	$124,357	$105,647	$60,668	$27,571	$1,385	$451	$8,949	$2,224	$413,334
Weighted-average LTV (1)	65%	69%	70%	72%	76%	63%	87%	59%	57%	69%
Weighted-average age (in years)	9.70	7.67	6.73	5.75	5.00	3.67	2.64	0.91	0.12	7.17
Weighted-average FICO (2)	721	730	742	732	743	732	744	749	749	733
Number of loans	370	339	245	123	51	5	3	35	12	1,183

Geographic breakdown (%)
Inland Empire	32%	29%	30%	29%	27%	77%	51%	24%	24%	29%
Southern California (3)	63%	66%	51%	39%	39%	23%	49%	36%	49%	55%
Other California (4)	5%	5%	17%	31%	34%	—%	—%	40%	27%	15%
Other States	—%	—%	2%	1%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2013:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011-2012	YTD 2013	Total
Loan balance (in thousands)	$42,490	$35,856	$46,688	$44,486	$8,369	—	$947	$68,206	$9,598	$256,640
Weighted-average LTV (1)	45%	51%	52%	55%	47%	—%	67%	58%	56%	53%
Weighted-average DCR (2)	1.54x	1.24x	1.29x	1.27x	1.39x	-x	1.33x	1.61x	2.04x	1.44x
Weighted-average age (in years)	9.29	7.76	6.77	5.68	4.93	—	2.92	1.04	0.13	5.29
Weighted-average FICO (3)	715	711	681	697	756	—	715	737	764	726
Number of loans	71	58	57	65	11	—	4	73	15	354

Geographic breakdown (%)
Inland Empire	21%	7%	13%	6%	17%	—%	—%	25%	36%	17%
Southern California (4)	74%	62%	40%	87%	83%	—%	33%	54%	21%	61%
Other California (5)	4%	30%	41%	7%	—%	—%	67%	21%	43%	21%
Other States	1%	1%	6%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	—%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2013 (dollars in thousands):

	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$153,313	1%	—%	39%
Interest rate reset or mature between 1 year and 5 years	92,312	1%	—%	7%
Interest rate reset or mature after 5 years	11,015	—%	—%	38%
Total	$256,640	1%	—%	27%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2013:

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011-2012	YTD 2013	Total (5)(6)
Loan balance (in thousands)	$12,906	$12,548	$13,346	$14,401	$3,925	$8,845	$381	$21,892	$6,535	$94,779
Weighted-average LTV (1)	44%	45%	57%	54%	35%	59%	59%	54%	50%	51%
Weighted-average DCR (2)	2.03x	2.14x	2.42x	2.53x	1.83x	1.23x	1.26x	1.84x	2.35x	2.07x
Weighted-average age (in years)	10.35	7.66	6.62	5.80	4.96	3.70	2.85	0.57	0.13	4.94
Weighted-average FICO (2)	722	689	720	719	758	722	705	751	752	728
Number of loans	30	17	13	15	8	3	2	23	4	115

Geographic breakdown (%):
Inland Empire	41%	72%	23%	46%	10%	100%	52%	67%	60%	55%
Southern California (3)	59%	28%	77%	42%	90%	—%	48%	33%	26%	42%
Other California (4)	—%	—%	—%	12%	—%	—%	—%	—%	14%	3%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $22.0 million in Office; $21.8 million in Retail; $13.2 million in Mixed Use; $7.9 million in Medical/Dental Office; $6.3 million in Light Industrial/Manufacturing; $5.3 million in Mobile Home Park; $4.2 million in Warehouse; $3.9 million in Mini-Storage; $2.8 million in Research and Development; $1.8 million in Automotive – Non Gasoline; $1.8 million in Hotel and Motel; $1.8 million in Restaurant/Fast Food; $1.5 million in Schools; and $478 in Other.

(6)	Consisting of $65.7 million or 69.3% in investment properties and $29.1 million or 30.7% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2013 (dollars in thousands):

	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$48,731	2%	—%	93%
Interest rate reset or mature between 1 year and 5 years	44,361	5%	—%	75%
Interest rate reset or mature after 5 years	1,687	—%	—%	39%
Total	$94,779	4%	—%	83%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated (dollars in thousands):

	At March 31, 2013	At June 30, 2012
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$9,304	$17,095
Multi-family	900	967
Commercial real estate	1,958	764
Commercial business loans	34	7
Total	12,196	18,833

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	5,850	11,995
Multi-family	759	490
Commercial real estate	1,227	2,483
Other	—	522
Commercial business loans	163	165
Total	7,999	15,655

Total non-performing loans	20,195	34,488

Real estate owned, net	2,227	5,489
Total non-performing assets	$22,422	$39,977

Restructured loans on accrual status:
Mortgage loans:
Single-family	$2,575	$6,148
Multi-family	2,755	3,266
Commercial business loans	—	33
Total	$5,330	$9,447

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	2.68%	4.33%

Non-performing loans as a percentage of total assets	1.65%	2.74%

Non-performing assets as a percentage of total assets	1.84%	3.17%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of March 31, 2013 (dollars in thousands):

	Calendar Year of Origination
	2004 & Prior	2005	2006	2007	2008	2009	2010	2011-2012	YTD 2013	Total
Mortgage loans:
Single-family	$3,331	$4,956	$3,090	$2,484	$842	$—	$—	$451	$—	$15,154
Multi-family	190	—	1,237	232	—	—	—	—	—	1,659
Commercial real estate	463	332	415	—	—	1,496	—	479	—	3,185
Commercial business loans	—	—	—	—	—	145	—	24	28	197
Total	$3,984	$5,288	$4,742	$2,716	$842	$1,641	$—	$954	$28	$20,195

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of March 31, 2013 (dollars in thousands):

	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$5,776	$7,490	$1,888	$—	$15,154
Multi-family	798	383	478	—	1,659
Commercial real estate	3,185	—	—	—	3,185
Commercial business loans	191	—	6	—	197
Total	$9,950	$7,873	$2,372	$—	$20,195

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated (dollars in thousands):

	At March 31, 2013		At June 30, 2012
	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$4,341	14	$2,118	5
Multi-family	1,982	2	2,755	1
Commercial real estate	606	2	—	—
Commercial business loans	—	—	33	1
Total special mention loans	6,929	18	4,906	7

Substandard loans:
Mortgage loans:
Single-family	15,232	55	29,594	92
Multi-family	11,148	10	7,668	7
Commercial real estate	8,430	12	10,114	12
Other	—	—	522	1
Commercial business loans	197	5	173	6
Total substandard loans	35,007	82	48,071	118

Total classified loans	41,936	100	52,977	125

Real estate owned:
Single-family	2,218	7	4,737	18
Multi-family	—	—	366	1
Commercial real estate	—	1	—	1
Other	9	2	386	4
Total real estate owned	2,227	10	5,489	24

Total classified assets	$44,163	110	$58,466	149

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated (in thousands):

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Loans originated and purchased for sale:
Retail originations	$369,884	$233,101	$1,262,590	$660,922
Wholesale originations and purchases	420,198	350,531	1,396,782	1,119,714
Total loans originated and purchased for sale (1)	790,082	583,632	2,659,372	1,780,636

Loans sold:
Servicing released	(904,900)	(621,151)	(2,696,370)	(1,773,297)
Servicing retained	(3,159)	(2,205)	(13,836)	(10,068)
Total loans sold (2)	(908,059)	(623,356)	(2,710,206)	(1,783,365)

Loans originated for investment:
Mortgage loans:
Single-family	2,589	539	7,766	1,519
Multi-family	9,608	8,995	33,948	32,633
Commercial real estate	6,539	1,990	22,044	6,170
Commercial business loans	40	75	100	375
Consumer loans	—	—	—	13
Total loans originated for investment (3)	18,776	11,599	63,858	40,710

Loans purchased for investment:
Mortgage loans:
Multi-family	—	—	—	7,053
Total loans purchased for investment	—	—	—	7,053

Mortgage loan principal payments	(36,759)	(26,810)	(107,120)	(95,249)
Real estate acquired in settlement of loans	(2,474)	(7,242)	(9,250)	(19,327)
(Decrease) increase in other items, net (4)	(4,045)	(2,140)	(1,117)	4,203

Net decrease in loans held for investment and loans held for sale at fair value	$(142,479)	$(64,317)	$(104,463)	$(65,339)

(1)
Includes PBM loans originated and purchased for sale during the quarters and nine months ended March 31, 2013 and 2012 totaling $790.1 million, $583.6 million, $2.66 billion and $1.78 billion, respectively.

(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2013 and 2012 totaling $908.1 billion, $623.4 million, $2.71 billion and $1.78 billion, respectively.

(3)	Includes PBM loans originated for investment during the quarters and nine months ended March 31, 2013 and 2012 totaling $2.6 million, $539, $7.8 million and $1.5 million, respectively.

(4)	Includes net changes in deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2013 and 2012, the Corporation originated and purchased $2.72 billion and $1.83 billion of loans, respectively.  The total loans sold in the first nine months of fiscal 2013 and 2012 were $2.71 billion and $1.78 billion, respectively.  At March 31, 2013, the Corporation had loan origination commitments totaling $213.8 million and undisbursed lines of credit totaling $2.9 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2013, the net decrease in deposits was $26.3 million, primarily due to the decline in time deposits, which was partially offset by the increase in core deposits. The decrease in the deposits was consistent with  the Corporation's operating strategy. On March 31, 2013, time deposits scheduled to mature in one year or less were $253.7 million and total time deposits with a principal amount of $100,000 or higher were $199.2 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2013, total cash and cash equivalents were $220.3 million, or 18 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2013, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $320.3 million and the remaining unused collateral was $357.1 million.  In addition, the Bank has secured an $18.1 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $19.1 million.  As of March 31, 2013, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2013 increased to 40.4 percent from 38.4 percent for the quarter ended June 30, 2012.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of March 31, 2013, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of March 31, 2013 were as follows (dollars in thousands):

	Amount	Percent

Tier 1 leverage capital	$153,233	12.55%
Requirement to be “Well Capitalized”	61,027	5.00

Excess over requirement	$92,206	7.55%

Tier 1 risk-based capital	$153,233	20.76%
Requirement to be “Well Capitalized”	44,295	6.00

Excess over requirement	$108,938	14.76%

Total risk-based capital	$162,556	22.02%
Requirement to be “Well Capitalized”	73,825	10.00

Excess over requirement	$88,731	12.02%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the third quarter of fiscal 2013, the Bank declared and paid a cash dividend of $5.0 million to the Corporation, while the Corporation paid $741,000 of cash dividends to its shareholders.  For the first nine months of fiscal 2013, the Bank declared and paid cash dividends of $10.0 million to the Corporation, while the Corporation paid $1.8 million of cash dividends to its shareholders.

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

Supplemental Information

	At March 31, 2013	At June 30, 2012	At March 31, 2012

Loans serviced for others (in thousands)	$95,935	$98,875	$101,183

Book value per share	$15.07	$13.34	$12.94

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2013 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$247,908	$78,959	$1,301,145	19.05%	+552 bp
+300 bp	$230,056	$61,107	$1,288,940	17.85%	+432 bp
+200 bp	$216,813	$47,864	$1,281,653	16.92%	+339 bp
+100 bp	$198,043	$29,094	$1,268,843	15.61%	+208 bp
0 bp	$168,949	$—	$1,248,838	13.53%	- bp
-100 bp	$156,211	$(12,738)	$1,236,895	12.63%	-90 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2013 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2013 and June 30, 2012.

	At March 31, 2013	At June 30, 2012
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.53%	12.00%
Post-Shock NPV Ratio: NPV as a % of PV Assets	12.63%	12.08%
Sensitivity Measure: Change in NPV Ratio	90 bp	8 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at March 31, 2013 and June 30, 2012.

At March 31, 2013		At June 30, 2012
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	20.99%	+400 bp	29.57%
+300 bp	23.53%	+300 bp	30.42%
+200 bp	16.48%	+200 bp	23.10%
+100 bp	10.45%	+100 bp	18.09%
-100 bp	(13.25)%	-100 bp	(4.69)%

At both March 31, 2013 and June 30, 2012, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the

Corporation’s disclosure controls and procedures as of March 31, 2013 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter and nine months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2013.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2013	2,800	$16.93	2,800	157,734
February 1 – 28, 2013	103,412	17.61	103,412	54,322
March 1 – 31, 2013 (1)	54,322	17.42	54,322	522,523
Total	160,534	$17.53	160,534	522,523

(1)
The April 2012 stock repurchase program which authorized 547,772 shares was completed in March 2013. On March 21, 2013, the Corporation announced a new stock repurchase plan to repurchase up to 522,523 shares, which expires on March 21, 2014. As of march 31, 2013, no shares were purchased under the March 2013 stock repurchase plan.

During the quarter ended March 31, 2013, the Corporation purchased 160,534 shares of the Corporation’s common stock at an average cost of $17.53 per share.  For the nine months ended March 31, 2013, the Corporation purchased 448,356 shares of the Corporation’s common stock at an average cost of $15.19 per share.  The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

10.1
Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.1
Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.1
Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.1	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.1	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.2	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.2	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2010)

10.2	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

14.0	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

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

Provident Financial Holdings, Inc.

Date: May 10, 2013	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.