Form 10-K
period 2013-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2013-09-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013            OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-28304
PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0704889
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (951) 686-6060
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share (Title of Each Class)	The NASDAQ Stock Market LLC (Name of Each Exchange on Which Registered)

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
YES          NO   X  .
The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2012, was $170.1 million. As of September 5, 2013, there were 10,212,852 shares of the Registrant’s common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2013 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At June 30, 2013, the Corporation had consolidated total assets of $1.21 billion, total deposits of $923.0 million and stockholders’ equity of $160.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Dodd-Frank Act also changed the regulator of all savings and loan holding companies, including the Corporation, from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  For additional information regarding the Dodd-Frank Act, see “Regulation” included in this Form 10-K.

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

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  The Bank's mortgage banking activities primarily consist of the origination, purchase and sale of single-family mortgage loans (including second mortgages and equity lines of credit).  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment.  See “Subsidiary Activities” in this Form 10-K.  The activities of Provident Financial Corp are included in the Bank's operating segment results.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank has contributed $40,000 annually to the Foundation in fiscal 2013, 2012 and 2011.

Subsequent Events:

On July 30, 2013, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.10 per share, reflecting a 43 percent increase from the $0.07 per share cash dividend paid on June 11, 2013.  Shareholders of the Corporation’s common stock at the close of business on August 21, 2013 were entitled to receive the cash dividend, which was paid on September 10, 2013.

On July 30, 2013, the Bank's Board of Directors declared a $10.0 million cash dividend from the Bank to the Corporation, which was paid on August 1, 2013.

On July 30, 2013, the Corporation's Board of Directors amended the Corporation's By-Laws, effective July 30, 2013. The Board amended Article III, Section 3 of the By-Laws to provide that in general, no person shall qualify for service as a director of the Corporation if such person is a party to any compensatory, payment or other financial agreement, arrangement or understanding with any person or entity other than the Corporation in connection with candidacy or service as a director of the Corporation.

Market Area

The Bank is headquartered in Riverside, California and operates 14 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include most of Southern California and some of Northern California.  PBM operates two wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and 18 retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville, San Diego, San Rafael, Santa Barbara, Stockton and Westlake Village, California.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The unemployment rate in the Inland Empire in June 2013 was 10.2%, compared to 8.5% in California and 7.6% nationwide, according to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics.  Current unemployment data improved slightly, yet remains weak, as compared to the unemployment data reported in June 2012 of 12.6% in the Inland Empire, 10.7% in California and 8.2% nationwide.

Lenders filed 25,747 Notices of Default ("NoDs") during the quarter ended June 30, 2013 period. That was up 38.7 percent from 18,568 for the previous quarter, and down 52.9 percent from 54,615 for same quarter last year. NoD filings plummeted early this year as a package of new state foreclosure laws - the "Homeowner Bill of Rights" - took effect on January 1, 2013. In California and other states in recent years foreclosure activity has sometimes plunged temporarily after a new law goes into effect and the industry takes time to adjust. Setting aside this year's first quarter, last quarter's NoD tally was the lowest since second-quarter 2006, when 20,909 NoDs were recorded. California NoDs peaked in first-quarter 2009 at 135,431 (Source: DataQuick; DQNews.com – July 23, 2013 News Release).

June home sales in California have varied from a low of 35,202 in 2008 to a high of 76,669 in 2004. The estimated home sales in June 2013 were 41,027, 16.8 percent below the average of 49,301 sales for all the months of June since 1988. The median price paid for a home in California in June 2013 was $352,000, up 3.5 percent from $340,000 in May 2013 and up a record 28.5 percent from $274,000 in June 2012. June 2013 was the 16th consecutive month in which the state's median sale price rose year-over-year. In March - May 2007 the median peaked at $484,000. The post-peak trough was $221,000 in April 2009. Of the existing homes sold in June 2013, 10.0 percent were properties that had been foreclosed on during the past year – the lowest level since foreclosure resales were 9.4 percent of the resale market in August 2007. June 2013s figure was down from a revised 11.3 percent in May 2013 and 24.9 percent a year earlier. Foreclosure resales peaked at 58.8 percent in February 2009 (Source: DataQuick; DQNews.com – July 18, 2013 News Release).

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits.  The population growth in the Inland Empire has attracted numerous financial institutions to the Bank’s market area.  The Bank’s primary competitors are large national and regional commercial banks as well as other community-oriented banks and savings institutions.  The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area.  Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank.  The Bank’s mortgage banking operations also face competition from mortgage bankers, brokers and other financial institutions.  This competition may limit the Bank’s growth and profitability in the future.

Personnel

As of June 30, 2013, the Bank had 595 full-time equivalent employees, which consisted of 528 full-time, 49 prime-time, nine part-time and nine temporary employees.  The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

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

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, commercial business, construction, consumer and other mortgage loans to be held for investment.  The Bank’s net loans held for investment were $748.4 million at June 30, 2013, representing 61.8% of consolidated total assets.  This compares to $796.8 million, or 63.2% of consolidated total assets, at June 30, 2012.

At June 30, 2013, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $26.1 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2013, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2013 consisted of: seven multi-family loans and two commercial real estate loans totaling $6.9 million to one group of borrowers; one commercial real estate loan totaling $6.1 million to one group of borrowers; three multi-family loans and one commercial real estate loan totaling $5.5 million to one group of borrowers; two commercial real estate loans totaling $5.5 million to one group of borrowers; and two commercial real estate loans totaling $5.2 million to one group of borrowers.  The real estate collateral for these loans are located in Southern California.  At June 30, 2013, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$404,341	53.09%	$439,024	53.79%	$494,192	54.34%	$583,126	55.73%	$694,354	57.52%
Multi-family	262,316	34.45	278,057	34.07	304,808	33.52	343,551	32.83	372,623	30.87
Commercial real estate	92,488	12.14	95,302	11.67	103,637	11.39	110,310	10.54	122,697	10.17
Construction	292	0.04	—	—	—	—	400	0.04	4,513	0.37
Other	—	—	755	0.09	1,530	0.17	1,532	0.15	2,513	0.21
Total mortgage loans	759,437	99.72	813,138	99.62	904,167	99.42	1,038,919	99.29	1,196,700	99.14

Commercial business loans	1,687	0.22	2,580	0.32	4,526	0.50	6,620	0.63	9,183	0.76
Consumer loans	437	0.06	506	0.06	750	0.08	857	0.08	1,151	0.10
Total loans held for investment, gross	761,561	100.00%	816,224	100.00%	909,443	100.00%	1,046,396	100.00%	1,207,034	100.00%

Undisbursed loan funds	(292)		—		—		—		(305)
Deferred loan costs, net	2,063		2,095		2,649		3,365		4,245
Allowance for loan losses	(14,935)		(21,483)		(30,482)		(43,501)		(45,445)
Total loans held for investment, net	$748,397		$796,836		$881,610		$1,006,260		$1,165,529

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2013 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below.

(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

Mortgage loans:
Single-family	$1	$353	$1,145	$8,183	$394,659	$404,341
Multi-family	1,563	29,967	24,816	24,278	181,692	262,316
Commercial real estate	6,367	20,169	23,981	30,720	11,251	92,488
Construction	292	—	—	—	—	292
Commercial business loans	800	558	13	316	—	1,687
Consumer loans	437	—	—	—	—	437
Total loans held for investment, gross	$9,460	$51,047	$49,955	$63,497	$587,602	$761,561

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2014 which have fixed and floating or adjustable interest rates.

(In Thousands)	Fixed-Rate	% (1)	Floating or Adjustable Rate	% (1)

Mortgage loans:
Single-family	$14,350	4%	$389,990	96%
Multi-family	10,760	4%	249,993	96%
Commercial real estate	13,946	16%	72,175	84%
Commercial business loans	711	80%	176	20%
Total loans held for investment, gross	$39,767	5%	$712,334	95%

(1) As a percentage of each category.

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2013, total single-family loans held for investment decreased to $404.3 million, or 53.1% of the total loans held for investment, from $439.0 million, or 53.8% of the total loans held for investment, at June 30, 2012.  The decrease in the single-family loans in fiscal 2013 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

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

In fiscal 2009, the Bank implemented tighter underwriting standards commensurate with the decline in real estate market conditions.  These standards remain in place today.  The Bank requires verified documentation of income and assets from borrowers and our underwriting conforms to agency mandated credit score requirements.  Generally, mortgage insurance is required on all loans exceeding 80% loan-to-value based on the lower of purchase price or appraised value.  Loan-to-value (“LTV”) is the ratio calculated by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral. The maximum allowable loan-to-value is 97% on a purchase transaction for conventional financing with mortgage insurance and 96.5% loan-to-value for FHA financing with mortgage insurance.  Second home purchases and rate and term refinance transactions are capped at 90% loan-to-value with mortgage insurance.  Non-owner occupied purchase and rate and term refinance transactions are capped at 80% loan-to-value while non-owner occupied refinance cash-out transactions are capped at 75% loan-to-value.  We manage our underwriting standards, loan-to-value ratios and credit standards to the currently required agency and investor policies and guidelines.  These standards may change at any time, given changes in real estate market conditions, secondary mortgage market requirements and changes to investor policies and guidelines.

The Bank previously offered closed-end, fixed-rate home equity loans that were secured by the borrower’s primary residence.  These loans did not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2013, home equity loans amounted to $1.1 million or 0.3% of single-family loans held for investment, as compared to $1.5 million or 0.4% of single-family loans held for investment at June 30, 2012.  The Bank also offered secured lines of credit, which are generally secured by a second mortgage on the borrower’s primary residence up to 100% of the appraised value of the residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2013 and 2012, the outstanding balance of secured lines of credit was $1.2 million at both dates.  The Bank ceased the origination of home equity loans and secured lines of credit in the second quarter of fiscal 2008 as a result of the deterioration in single-family real estate values.

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

As of June 30, 2013, the Bank had $187.3 million of interest-only single-family loans. The reset of interest rates on ARM loans, primarily interest-only single-family loans, to fully-amortizing status has not created a payment shock for most borrowers primarily because the majority of loans are repricing at 2.75% over six-month LIBOR, which has resulted in a lower interest rate than the borrower’s pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of weak economic conditions may increase the risk of delinquencies and defaults.  The higher delinquency levels experienced by the Bank in fiscal 2008 through 2011 was primarily due to high unemployment, the recent U.S. recession, weak economic conditions and the decline in real estate values, particularly in California.  It should be noted, however, that the delinquency level experienced since fiscal 2012 has improved, primarily due to an improvement in real estate markets and general economic conditions, as compared to the levels experienced in fiscal 2008 through 2011.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family ARM loans.  At June 30, 2013, the Bank had 32 loans with 50-year terms outstanding for $11.8 million, compared to 32 loans for $11.9 million at June 30, 2012.

As of June 30, 2013, the Bank had $33.3 million in negative amortization mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal), which consisted of $24.4 million of multi-family loans, $5.1 million of single-family loans and $3.8 million of commercial real estate loans.  This compares to $40.2 million at June 30, 2012, which consisted of $26.7 million of multi-family loans, $7.0 million of commercial real estate loans and $6.5 million of single-family loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in a higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation.

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

The retention of ARM loans, rather than fixed-rate loans, helps to reduce the Bank’s exposure to changes in interest rates.  There is, however, unquantifiable credit risk resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates or the expiration of interest-only periods.  It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower.  Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing.  Because of these characteristics, ARM loans are subject to increased risks of default or delinquency.  Additionally, while ARM loans allow the Bank to decrease the sensitivity of its assets as a result of changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.

In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2013 and 2012, interest-only, first trust deed, ARM loans were $187.3 million and $209.1 million, or 24.6% and 25.6%, respectively, of the loans held for investment.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

The following table describes certain credit risk characteristics of the Bank’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2013:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted-Average FICO (2)	Weighted-Average LTV	Weighted-Average Seasoning (3)
Interest only	$187,303	734	72%	6.82 years
Stated income (4)	$197,948	731	69%	7.51 years
FICO less than or equal to 660	$13,494	642	65%	7.73 years
Over 30-year amortization	$16,561	733	66%	7.85 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $6.7 million of “interest only,” $10.7 million of “stated income,” $1.6 million of “FICO less than or equal to 660,” and $240,000 of “over 30-year amortization” balances were non-performing.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	Seasoning describes the number of years since the funding date of the loan.

(4)	Stated income is defined as a loan to a borrower whose stated income on his/her loan application was not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Bank’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2013:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$3,033	—%	—%
Fully amortize between 1 year and 5 years	182,767	4%	—%
Fully amortize after 5 years	1,503	—%	—%
Total	$187,303	4%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Bank’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2013:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$192,359	5%	—%
Interest rate reset between 1 year and 5 years	5,589	23%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$197,948	5%	—%

(1) As a percentage of each category.  Also, the loan balances and percentages on this table may overlap with the table describing interest only single-family, first trust deed, mortgage loans held for investment.

A decline in real estate values subsequent to the time of origination of our real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Bank does not periodically update the LTV ratios on its loans held for investment by obtaining new appraisals or broker price opinions unless a specific loan has demonstrated deterioration or the Bank receives a loan modification request from a borrower.  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following table may be understated in comparison to the current LTV ratios as a result of the year of origination, the subsequent general decline in real estate values that may have occurred and the specific location of the individual properties. The Bank cannot quantify the current LTV ratios on its loans held for investment or quantify the impact of the decline in real estate values to the original LTV ratios on its loans held for investment by loan type, geography, or other subsets.

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2004 & Prior	2005	2006	2007	2008	2009	2010	2011-2012	YTD June 30, 2013	Total
Loan balance	$79,526	$118,025	$103,421	$58,567	$27,466	$1,379	$449	$8,527	$4,825	$402,185
Weighted average LTV (1)	65%	68%	70%	72%	76%	62%	86%	59%	51%	69%
Weighted average age (in years)	9.95	7.92	6.97	6.01	5.25	3.92	2.89	1.11	0.21	7.36
Weighted average FICO	721	729	741	732	743	732	744	747	763	733
Number of loans	360	323	240	120	51	5	3	34	23	1,159
Geographic breakdown (%):
Inland Empire	33%	29%	29%	30%	27%	77%	51%	25%	12%	29%
Southern California (other than Inland Empire)	62%	66%	53%	38%	39%	23%	49%	37%	57%	55%
Other California	5%	5%	16%	31%	34%	—%	—%	38%	31%	15%
Other states	—%	—%	2%	1%	—%	—%	—%	—%	—%	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in single-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2013, multi-family mortgage loans were $262.3 million and commercial real estate loans were $92.5 million, or 34.4% and 12.1%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $278.1 million and commercial real estate loans of $95.3 million, or 34.1% and 11.7%, respectively, of loans held for investment at June 30, 2012.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2013 the Bank originated $69.8 million and purchased $12.8 million of multi-family and commercial real estate loans, all of which were re-underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $46.6 million and purchases of $8.2 million during fiscal 2012.  At June 30, 2013, the Bank had 358 multi-family and 111 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2013, $222.5 million, or 84.8%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2013, the Bank had 49 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $122.4 million, all of which were performing in accordance with their terms.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  At June 30, 2013, the Bank had $3.8 million, net of individually and collectively evaluated allowances, of non-performing multi-family loans and $4.6 million, net of individually and collectively evaluated allowances, of non-performing commercial real estate loans.  At June 30, 2013, the Bank had no multi-family or commercial real estate loans which were past due 30 to 89 days.  Non-performing loans and delinquent loans may increase as a result of the general decline in Southern California real estate markets and poor general economic conditions.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2013:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$141,664	1%	—%	40%
Interest rate reset or mature between 1 year and 5 years	106,179	3%	—%	9%
Interest rate reset or mature after 5 years	14,473	—%	—%	79%
Total	$262,316	2%	—%	29%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2013:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$45,453	3%	—%	94%
Interest rate reset or mature between 1 year and 5 years	46,347	7%	—%	73%
Interest rate reset or mature after 5 years	688	—%	—%	100%
Total	$92,488	5%	—%	84%

(1)	As a percentage of each category.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2004 & Prior	2005	2006	2007	2008	2009	2010	2011-2012	YTD June 30, 2013	Total
Loan balance	$40,657	$33,878	$43,329	$34,904	$7,796	$—	$755	$67,923	$33,074	$262,316
Weighted average LTV (1)	44%	50%	52%	55%	47%	—%	67%	58%	57%	53%
Weighted average debt coverage ratio (2)	1.55x	1.24x	1.29x	1.25x	1.41x	—x	1.25x	1.61x	1.71x	1.46x
Weighted average age (in years)	9.56	8.01	7.02	5.89	5.20	—	3.15	1.29	0.19	4.98
Weighted average FICO	715	711	681	695	753	—	675	737	766	728
Number of loans	69	55	55	52	10	—	3	73	41	358

Geographic breakdown (%):
Inland Empire	22%	7%	14%	8%	18%	—%	—%	25%	23%	18%
Southern California (other than Inland Empire)	74%	65%	36%	84%	82%	—%	42%	54%	53%	60%
Other California	3%	27%	44%	8%	—%	—%	58%	21%	24%	21%
Other states	1%	1%	6%	—%	—%	—%	—%	—%	—%	1%
	100%	100%	100%	100%	100%	—%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in multi-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2004 & Prior	2005	2006	2007	2008	2009	2010	2011-2012	YTD June 30, 2013	Total (3)(4)
Loan balance	$10,070	$12,234	$13,262	$13,776	$3,903	$8,818	$379	$21,502	$8,544	$92,488
Weighted average LTV (1)	43%	45%	57%	53%	35%	59%	59%	53%	45%	51%
Weighted average debt coverage ratio (2)	2.17x	1.97x	2.42x	2.17x	1.83x	1.23x	1.26x	1.84x	2.22x	2.00x
Weighted average age (in years)	10.72	7.92	6.87	6.04	5.21	3.95	3.10	0.83	0.31	4.93
Weighted average FICO	720	688	720	721	758	722	705	751	754	729
Number of loans	24	16	13	14	8	3	2	22	9	111

Geographic breakdown (%):
Inland Empire	37%	73%	23%	44%	10%	100%	52%	67%	48%	54%
Southern California (other than Inland Empire)	63%	27%	77%	43%	90%	—%	48%	33%	41%	43%
Other California	—%	—%	—%	13%	—%	—%	—%	—%	11%	3%
Other states	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in commercial real estate values, the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

(3)
Comprised of the following: $21.7 million in retail; $20.6 million in office; $13.3 million in mixed use; $7.7 million in medical/dental office; $5.3 million in mobile home park; $5.1 million in light industrial/manufacturing; $4.9 million in warehouse; $3.7 million in mini-storage; $2.8 million in research and development; $1.8 million in automotive - non gasoline; $1.8 million in hotel and motel; $1.8 million in restaurant/fast food; $1.5 million in school; and $474 in other.

(4)	Consists of $65.3 million or 70.6% in investment properties and $27.2 million or 29.4% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  The Bank had $292,000 of construction loans at June 30, 2013, all of which were undisbursed, as compared to no construction loans at June 30, 2012, as a result of management’s decision in fiscal 2006 to reduce construction loan originations (given anticipated unfavorable real estate market conditions).  A total of $292,000 of construction loans were originated in fiscal 2013; while no construction loans were originated in fiscal 2012.

Other mortgage loans.  There were no other mortgage loans at June 30, 2013, as compared to $755,000 of other mortgage loans, or 0.1% of loans held for investment, at June 30, 2012, which consisted of land loans.  The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  As of June 30, 2013, total loans serviced by other financial institutions were $15.1 million, down 19% from $18.7 million at June 30, 2012.  As of June 30, 2013, all loans serviced by others were performing according to their contractual agreements.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any loan participation interests in fiscal 2013 and 2012.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2013, commercial business loans were $1.7 million, or 0.2% of loans held for investment, a decrease of $893,000, or 35%, during fiscal 2013 from $2.6 million, or 0.3% of loans held for investment at June 30, 2012.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2013, the Bank had $130,000 of non-performing commercial business loans, net of allowances and charge-offs, down 24% from $172,000 at June 30, 2012.  During fiscal 2013, the Bank had no recoveries or charge-offs on commercial business loans, as compared to a net charge-offs of $261,000 during fiscal 2012.

Consumer Loans.  At June 30, 2013, the Bank’s consumer loans were $437,000, or 0.1% of the Bank’s loans held for investment, a decrease of $69,000, or 14%, during fiscal 2013 from $506,000 at June 30, 2012.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2013 and 2012 were $252,000 and $314,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no consumer loans accounted for on a non-performing basis at June 30, 2013 or 2012.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been primarily originating loans and, to a lesser extent, purchasing loans for sale to investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the California economy affect the number of loans originated by PBM and, thus, the amount of loan sales, gain on sale of loans, net interest income and loan fees earned.  The origination and purchase of loans, primarily fixed rate loans, during fiscal 2013, 2012 and 2011 were $3.51 billion, $2.52 billion and $2.15 billion, respectively.  The total loan origination volume in fiscal 2013 was higher than fiscal 2012 and 2011, primarily as a result of relatively low mortgage interest rates and more stable, though still weakened, real estate market.  The low mortgage rates were primarily a result of the actions taken by the U.S. Department of Treasury and Federal Reserve to stimulate growth in the economy from recessionary conditions.  Of the total PBM loan originations, loans originated for investment were $11.0 million, $2.5 million and $1.8 million in fiscal 2013, 2012 and 2011, respectively.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 695 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Accepted loans are funded and sold by the Bank.  Wholesale loans originated and purchased for sale in fiscal 2013, 2012 and 2011 were $1.80 billion, $1.51 billion and $1.39 billion, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale originators, underwriters and processors.

PBM’s retail loan production operations utilize loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2013, PBM operated stand-alone retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville, San Rafael, San Diego, Santa Barbara, Stockton and Westlake Village, California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank instead of the wholesale loan broker.  Retail loans originated and purchased for sale in fiscal 2013, 2012 and 2011 were $1.70 billion, $1.01 billion and $750.7 million, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing in new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale at June 30, 2013 and 2012 were $255.6 million and $220.4 million, respectively (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments (see “Derivative Activities” below).

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination fees and costs for loans originated for sale are deferred until the related loans are sold.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale.  At both June 30, 2013 and 2012, the Bank had $2.1 million of unamortized deferred loan origination costs (net) in loans held for investment.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include loans insured by the FHA and VA as well as conventional loans.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by secondary market investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to investors.  The Bank also sells conforming whole loans to Fannie Mae and Freddie Mac (see “Derivative Activities” below).

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated.

	Year Ended June 30,
(In Thousands)	2013	2012	2011

Loans originated and purchased for sale:
Retail originations	$1,695,239	$1,005,499	$750,737
Wholesale originations	1,801,292	1,511,138	1,392,806
Total loans originated and purchased for sale (1)	3,496,531	2,516,637	2,143,543

Loans sold:
Servicing released	(3,506,027)	(2,460,281)	(2,115,845)
Servicing retained	(16,331)	(13,121)	(1,999)
Total loans sold (2)	(3,522,358)	(2,473,402)	(2,117,844)

Loans originated for investment:
Mortgage loans:
Single-family	11,040	2,545	2,059
Multi-family	45,643	37,328	3,220
Commercial real estate	24,186	9,281	539
Construction	292	—	—
Commercial business loans	100	375	416
Consumer loans	—	13	9
Total loans originated for investment (3)	81,261	49,542	6,243

Loans purchased for investment:
Mortgage loans:
Multi-family	12,849	8,218	6,610
Commercial real estate	—	—	481
Total loans purchased for investment	12,849	8,218	7,091

Mortgage loan principal repayments	(144,428)	(130,951)	(106,041)
Real estate acquired in the settlement of loans	(10,976)	(24,113)	(47,316)
(Decrease) increase in other items, net (4)	(4,907)	9,256	11,097
Net decrease in loans held for investment and loans held for sale at fair value	$(92,028)	$(44,813)	$(103,227)

(1)	Includes PBM loans originated and purchased for sale during fiscal 2013, 2012 and 2011 totaling $3.50 billion, $2.52 billion and $2.14 billion, respectively.

(2)	Includes PBM loans sold during fiscal 2013, 2012 and 2011 totaling $3.52 billion, $2.47 billion and $2.12 billion, respectively.

(3)	Includes PBM loans originated for investment during fiscal 2013, 2012 and 2011 totaling $11.0 million, $2.5 million, and $1.8 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, charge-offs, impounds, allowance for loan losses and fair value of loans held for sale.

Mortgage loans sold to investors generally are sold without recourse other than standard representations and warranties.  Generally, mortgage loans sold to Fannie Mae and Freddie Mac are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of FHA and VA loans used to form Government National Mortgage Association pools, which are subject to limitations on the FHA’s and VA’s loan guarantees.

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the credit enhancement or recourse amount to the Bank once the first four basis points is exhausted.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  The MPF program was discontinued by the FHLB - San Francisco on October 6, 2006.  As of June 30, 2013 and 2012, the Bank serviced $52.1 million and $68.0 million, respectively, of loans under this program and has established a recourse liability of $746,000 and $734,000, respectively.  In fiscal 2013, 2012 and 2011, a net recourse loss of $194,000, $439,000 and $9,000, respectively, was recognized under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2013, 2012 and 2011, the Bank repurchased $1.4 million, $1.6 million and $0 of single-family mortgage loans, respectively.  However, additional repurchase requests were settled for an aggregate of $5.6 million, $439,000 and $2.0 million in fiscal 2013, 2012 and 2011, respectively, that did not result in the repurchase of the loan itself. The repurchase settlement increase in fiscal 2013 was due primarily to a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor.

Derivative Activities.  Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold.  This type of risk occurs when the Bank commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold.  Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market.  The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities.  The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are loan sale commitments and the purchase of over-the-counter put and call option contracts related to mortgage-backed securities.  At various times, depending on loan origination volume and management’s assessment of projected loans which may not fund, the Bank may reduce or increase its derivative positions.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund, the Bank may enter into “best-efforts” loan sale commitments rather than “mandatory” loan sale commitments.  Mandatory loan sale commitments may include whole loan and/or To-Be-Announced MBS (“TBA MBS”) loan sale commitments.

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

At June 30, 2013 and 2012, the Bank had put option contracts outstanding with a nominal value of $10.0 million and $15.0 million, respectively.  At June 30, 2013 and 2012, the Bank had outstanding mandatory loan sale commitments of $48.9 million and $101.6 million, respectively; outstanding TBA MBS trades of $362.0 million and $307.0 million, respectively; outstanding best-efforts loan sale commitments of $29.8 million and $30.5 million, respectively; and commitments to originate loans to be held for sale of $255.6 million and $220.4 million, respectively (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  Additionally, as of June 30, 2013 and 2012, the Bank’s loans held for sale at fair value were $188.1 million and $231.6 million, respectively, which were also covered by the loan sale commitments described above.  For fiscal 2013 and 2012, respectively, the Bank had a net loss of $(8.0) million and a net gain $5.7 million, respectively, attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities and the fair-value adjustment on loans held for sale.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2013, the Bank was servicing $92.2 million of loans for others, a decline from $98.9 million at June 30, 2012.  The decrease was primarily attributable to loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2013 and 2012, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 24.90% and 26.61%, respectively, and a weighted-average discount rate of 9.11% and 9.10%, respectively.  The required impairment reserve against servicing assets at June 30, 2013 and 2012 was $200,000 and $164,000, respectively.  In aggregate, servicing assets had a carrying value of $334,000 and a fair value of $395,000 at June 30, 2013, compared to a carrying value of $327,000 and a fair value of $398,000 at June 30, 2012.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $98,000, gross unrealized gains of $96,000 and an amortized cost of $2,000 at June 30, 2013, compared to a fair value of $130,000, gross unrealized gains of $127,000 and an amortized cost of $3,000 at June 30, 2012.

Delinquencies and Classified Assets

Delinquent Loans.  When a mortgage loan borrower fails to make a required payment when due, the Bank initiates collection procedures.  In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and after all reasonable means of obtaining the payment have been exhausted, foreclosure proceedings, according to the terms of the security instrument and applicable law, are initiated.  Interest income is reduced by the full amount of accrued and uncollected interest on such loans.

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

	At June 30,
	2013				2012				2011
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
(Dollars In Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Mortgage loans:
Single-family	2	$362	50	$15,573	2	$613	87	$34,566	6	$1,655	116	$44,492
Multi-family	—	—	7	5,077	—	—	4	1,806	—	—	2	2,534
Commercial real estate	—	—	8	4,572	—	—	6	3,820	1	387	3	2,451
Other	—	—	—	—	—	—	1	522	—	—	1	1,293
Commercial business loans	—	—	5	189	—	—	6	246	1	13	4	472
Consumer loans	2	1	—	—	5	3	—	—	3	2	—	—
Total	4	$363	70	$25,411	7	$616	104	$40,960	11	$2,057	126	$51,242

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated.

	At June 30,
(Dollars In Thousands)	2013	2012	2011	2010	2009

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$8,129	$17,095	$16,705	$30,129	$35,434
Multi-family	1,236	967	1,463	3,945	4,930
Commercial real estate	3,218	764	560	725	1,255
Construction	—	—	—	350	250
Commercial business loans	7	7	—	—	198
Consumer loans	—	—	—	1	—
Total	12,590	18,833	18,728	35,150	42,067

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	5,094	11,995	15,133	19,522	23,695
Multi-family	2,521	490	490	2,541	—
Commercial real estate	1,354	2,483	1,660	1,003	1,406
Construction	—	—	—	—	2,037
Other	—	522	972	—	1,565
Commercial business loans	123	165	143	567	1,048
Total	9,092	15,655	18,398	23,633	29,751

Total non-performing loans	21,682	34,488	37,126	58,783	71,818

Real estate owned, net	2,296	5,489	8,329	14,667	16,439
Total non-performing assets	$23,978	$39,977	$45,455	$73,450	$88,257

Restructured loans on accrual status:
Mortgage loans:
Single-family	$434	$6,148	$15,589	$33,212	$10,880
Multi-family	—	3,266	3,665	—	—
Commercial real estate	—	—	1,142	1,832	—
Other	—	—	237	1,292	240
Commercial business loans	—	33	125	—	—
Total	$434	$9,447	$20,758	$36,336	$11,120

Non-performing loans as a percentage of loans held for investment, net	2.90%	4.33%	4.21%	5.84%	6.16%

Non-performing loans as a percentage of total assets	1.79%	2.74%	2.83%	4.20%	4.55%

Non-performing assets as a percentage of total assets	1.98%	3.17%	3.46%	5.25%	5.59%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of June 30, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2004 & Prior	2005	2006	2007	2008	2009	2010	2011-2012	YTD June 30, 2013	Total
Mortgage loans:
Single-family	$2,724	$3,980	$3,259	$2,434	$826	$—	$—	$—	$—	$13,223
Multi-family	188	233	3,039	297	—	—	—	—	—	3,757
Commercial real estate	540	791	489	—	—	1,495	—	1,257	—	4,572
Commercial business loans	—	—	—	—	—	108	—	22	—	130
Total	$3,452	$5,004	$6,787	$2,731	$826	$1,603	$—	$1,279	$—	$21,682

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of June 30, 2013:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$4,071	$7,949	$1,203	$—	$13,223
Multi-family	746	383	2,628	—	3,757
Commercial real estate	3,789	783	—	—	4,572
Commercial business loans	37	87	6	—	130
Total	$8,643	$9,202	$3,837	$—	$21,682

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At June 30, 2013		At June 30, 2012
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$3,111	11	$2,118	5
Multi-family	2,485	3	2,755	1
Commercial real estate	1,296	3	—	—
Commercial business loans	25	1	33	1
Total special mention loans	6,917	18	4,906	7

Substandard loans:
Mortgage loans:
Single-family	13,299	51	29,594	92
Multi-family	15,222	15	7,668	7
Commercial real estate	9,116	12	10,114	12
Other	—	—	522	1
Commercial business loans	130	5	173	6
Total substandard loans	37,767	83	48,071	118

Total classified loans	44,684	101	52,977	125

Real estate owned:
Single-family	2,287	7	4,737	18
Multi-family	—	—	366	1
Commercial real estate	—	1	—	1
Other	9	2	386	4
Total real estate owned	2,296	10	5,489	24

Total classified assets	$46,980	111	$58,466	149

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

During the fiscal year ended June 30, 2013, there were no new loans that were modified from their original terms.  This compares to 24 loans for $10.1 million that were modified, were re-underwritten at current market interest rates and were identified in the Bank’s asset quality reports as restructured loans in the fiscal year ended June 30, 2012.  As of June 30, 2013, the outstanding balance of modified (restructured) loans was $9.5 million, comprised of 26 loans.  These restructured loans are classified as follows: one loan is classified as special mention and remains on accrual status ($434,000) and 25 loans are classified as substandard on non-performing status ($9.1 million).  As of June 30, 2013, 68%, or $6.5 million of the restructured loans have a current payment status.  Restructured loans which are initially classified as “Substandard” and placed on non-performing status may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payments will continue.

The following table shows the restructured loans by type, net of allowance for loan losses, at June 30, 2013 and 2012:

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance For Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$3,774	$(795)	$2,979
Without a related allowance (2)	2,549	—	2,549
Total single-family loans	6,323	(795)	5,528

Multi-family:
With a related allowance	3,266	(1,006)	2,260
Without a related allowance (2)	261	—	261
Total multi-family loans	3,527	(1,006)	2,521

Commercial real estate:
Without a related allowance (2)	1,354	—	1,354
Total commercial real estate loans	1,354	—	1,354

Commercial business loans:
With a related allowance	180	(57)	123
Total commercial business loans	180	(57)	123
Total restructured loans	$11,384	$(1,858)	$9,526

(1)	Consists of collectively and individually evaluated allowances.

(2)	There was no related allowances for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance For Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$9,465	$(486)	$8,979
Without a related allowance (2)	9,164	—	9,164
Total single-family loans	18,629	(486)	18,143

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance (2)	3,266	—	3,266
Total multi-family loans	3,783	(27)	3,756

Commercial real estate:
With a related allowance	2,921	(438)	2,483
Total commercial real estate loans	2,921	(438)	2,483

Other:
Without a related allowance (2)	522	—	522
Total other loans	522	—	522

Commercial business loans:
With a related allowance	236	(71)	165
Without a related allowance (2)	33	—	33
Total commercial business loans	269	(71)	198
Total restructured loans	$26,124	$(1,022)	$25,102

(1)	Consists of collectively and individually evaluated allowances.

(2)	There was no related allowances for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

As of June 30, 2013, total non-performing assets were $24.0 million, or 1.98% of total assets, which was primarily comprised of: 50 single-family loans ($13.2 million); eight commercial real estate loans ($4.6 million); seven multi-family loans ($3.8 million); five commercial business loans ($130,000); and real estate owned comprised of seven single-family properties ($2.3 million), two undeveloped lots acquired in the settlement of loans ($9,000) and one commercial real estate property (fully reserved).  As of June 30, 2013, 55%, or $12.0 million of non-performing loans have a current payment status, primarily restructured loans.  Compared to June 30, 2012, total non-performing assets decreased $16.0 million, or 40%.

Foregone interest income, which would have been recorded for the fiscal years ended June 30, 2013 and 2012 had the non-performing loans been current in accordance with their original terms, amounted to $878,000 and $876,000, respectively, and was not included in the results of operations for the fiscal years ended June 30, 2013 and 2012.

As of June 30, 2013, $6.9 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms. Of these loans, $3.1 million were single-family mortgage loans, $2.5 million were multi-family mortgage loans, $1.3 million were commercial real estate loans and $25,000 were commercial business loans.  As of June 30, 2012, $4.9 million of loans which were not disclosed as non-performing loans were classified by the Bank as special mention for the same reason.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance, net of deferred fees/costs, escrow balances and foreclosure costs, or its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2013, the real estate owned balance was $2.3 million (10 properties), primarily consisted of single-family residences located in Southern California, compared to $5.5 million (24 properties) at June 30, 2012.  In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

Asset Classification.  The OCC has adopted various regulations regarding the problem assets of savings institutions.  The regulations require that each institution review and classify its assets on a regular basis.  In addition, in connection with examinations of institutions, OCC examiners have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the institution establishes an individually evaluated allowance and may subsequently charge-off the amount of the asset classified as loss.  A portion of the allowance for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital.  Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are closely monitored by the Bank.

The aggregate amounts of the Bank’s classified assets, including loans classified by the Bank as special mention, were as follows at the dates indicated:

	At June 30,
(Dollars In Thousands)	2013	2012

Special mention loans	$6,917	$4,906
Substandard loans	37,767	48,071
Total classified loans	44,684	52,977

Real estate owned, net	2,296	5,489
Total classified assets	$46,980	$58,466

Total classified assets as a percentage of total assets	3.88%	4.64%

Classified assets decreased at June 30, 2013 from the June 30, 2012 level primarily due to loan classification upgrades, particularly those restructured loans with satisfactory contractual payments for at least six consecutive months; disposition of real estate owned properties and a general improvement in the real estate market, resulting in fewer delinquent loans.  The classified assets are primarily located in Southern California.

As set forth below, loans classified as substandard and special mention as of June 30, 2013 were comprised of 101 loans totaling $44.7 million.

(Dollars In Thousands)	Number of Loans	Special Mention	Substandard	Total

Mortgage loans:
Single-family	62	$3,111	$13,299	$16,410
Multi-family	18	2,485	15,222	17,707
Commercial real estate	15	1,296	9,116	10,412
Commercial business loans	6	25	130	155
Total	101	$6,917	$37,767	$44,684

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

Collectively evaluated or individually evaluated allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in ASC 310.  Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a quarterly basis as necessary to maintain the allowance at an appropriate level.  Management presents the minutes summarizing the actions of the IAR Committee to the Bank’s Board of Directors on a quarterly basis.

In compliance with the OCC’s regulatory reporting requirements which do not recognize specific valuation allowances, the Bank modified its charge-off policy on non-performing loans during the quarter ended March 31, 2012 and, subsequent to the OCC’s review, the Bank further modified its charge-off policy in the quarter ended June 30, 2012.  Historically, the Bank established a specific valuation allowance for non-performing loans under ASC 310 based upon the estimated fair value of the underlying collateral, less disposition costs, in comparison to the loan balance or used a discounted cash flow method for non-performing restructured loans.  The specific valuation allowance was not charged-off until the foreclosure process was complete.  Under the modified policy, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loans becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  Both methods are acceptable under accounting principles generally accepted in the United States of America (“GAAP”).  The modification to the charge-off policy resulted in $3.01 million of additional charge-offs in the fourth quarter of fiscal 2012 and a total of $4.00 million of additional charge-offs for fiscal 2012, but had no impact to the allowance for loans losses or the provision for loan losses because these charge-offs were timely identified in previous periods as specific valuation allowances and were included in the Bank’s loss experience as part of the evaluation of the allowance for loan losses in those prior periods.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  The change in method did not have a material impact to the allowance for loan losses.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, individually evaluated allowances are calculated based on their fair value and if their fair values are higher than their loan balance, no allowances are required.

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

At June 30, 2013, the Bank had an allowance for loan losses of $14.9 million, or 1.96% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2012 of $21.5 million, or 2.63% of gross loans held for investment.  A $(1.5) million recovery for loan losses was recorded in fiscal 2013, compared to a $5.8 million provision for loan losses in fiscal 2012.  Although management believes the best information available is used to make such (recovery) provision, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

The Bank’s first trust deed, single-family mortgage loans held for investment contain certain non-traditional underwriting characteristics (e.g. interest only, stated income, negative amortization, FICO less than or equal to 660, and/or over 30-year amortization schedule) as described in the section above entitled "Single-Family Mortgage Loans" in this Form 10-K.  These loans may have a greater risk of default in comparison to single-family mortgage loans that have been underwritten with more stringent requirements.  As a result, the Bank may experience higher future levels of non-performing single-family loans that may require additional allowances for loan losses and may adversely affect the Bank’s financial condition and results of operations.

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

	Year Ended June 30,
(Dollars In Thousands)	2013	2012	2011	2010	2009

Allowance at beginning of period	$21,483	$30,482	$43,501	$45,445	$19,898
(Recovery) provision for loan losses	(1,499)	5,777	5,465	21,843	48,672
Recoveries:
Mortgage Loans:
Single-family	754	347	1	442	160
Multi-family	6	—	—	—	—
Commercial real estate	—	—	—	192	—
Construction	—	28	—	69	115
Commercial business loans	—	—	25	14	—
Consumer loans	2	—	1	—	1
Total recoveries	762	375	27	717	276

Charge-offs:
Mortgage loans:
Single-family	(5,136)	(13,869)	(17,996)	(20,937)	(22,999)
Multi-family	(244)	(541)	(205)	(597)	—
Commercial real estate	(265)	(49)	—	(455)	(104)
Construction	—	—	(298)	(1,597)	(73)
Other	(159)	(400)	—	—	(216)
Commercial business loans	—	(261)	—	(907)	—
Consumer loans	(7)	(31)	(12)	(11)	(9)
Total charge-offs	(5,811)	(15,151)	(18,511)	(24,504)	(23,401)

Net charge-offs	(5,049)	(14,776)	(18,484)	(23,787)	(23,125)
Allowance at end of period	$14,935	$21,483	$30,482	$43,501	$45,445

Allowance for loan losses as a percentage of gross loans held for investment	1.96%	2.63%	3.34%	4.14%	3.75%

Net charge-offs as a percentage of average loans receivable, net, during the period	0.51%	1.38%	1.67%	1.96%	1.72%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	58.77%	52.45%	59.49%	56.78%	46.77%

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

	At June 30,
	2013		2012		2011		2010		2009
(Dollars In Thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Mortgage loans:
Single-family	$9,062	53.09%	$15,933	53.79%	$24,215	54.34%	$35,708	55.73%	$37,057	57.52%
Multi-family	4,689	34.45	3,551	34.07	3,391	33.52	4,957	32.83	3,789	30.87
Commercial real estate	1,053	12.14	1,810	11.67	2,027	11.39	2,064	10.54	2,106	10.17
Construction	—	0.04	—	—	—	—	50	0.04	1,570	0.37
Other	—	—	7	0.09	325	0.17	89	0.15	94	0.21
Commercial business loans	119	0.22	169	0.32	508	0.50	613	0.63	810	0.76
Consumer loans	12	0.06	13	0.06	16	0.08	20	0.08	19	0.10
Total allowance for loan losses	$14,935	100.00%	$21,483	100.00%	$30,482	100.00%	$43,501	100.00%	$45,445	100.00%

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

At June 30, 2013, the Bank’s investment securities portfolio was $19.5 million, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as available for sale.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	At June 30,
	2013			2012			2011
(Dollars In Thousands)	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent

Available for sale securities:
U.S. government agency MBS (1)	$10,361	$10,816	55.44%	$11,854	$12,314	53.78%	$13,935	$14,409	55.01%
U.S. government sponsored enterprise MBS (1)	7,255	7,675	39.34	8,850	9,342	40.80	9,960	10,417	39.77
Private issue CMO (2)	1,036	1,019	5.22	1,243	1,242	5.42	1,396	1,367	5.22
Total investment securities - available for sale	$18,652	$19,510	100.00%	$21,947	$22,898	100.00%	$25,291	$26,193	100.00%

(1)	Mortgage-backed securities (“MBS”)

(2)	Collateralized mortgage obligations (“CMO”)

As of June 30, 2013, the Bank held investments in a continuous unrealized loss position totaling $18,000, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Private issue CMO	$848	$18	$—	$—	$848	$18
Total	$848	$18	$—	$—	$848	$18

As of June 30, 2013, the unrealized holding losses of the private issue CMO was primarily the result of perceived credit and liquidity concerns.  Based on the nature of the investments (e.g. AA rating, 2003 issuance, weighted average LTV of 53% at the time of origination, weighted average FICO score of 741 at the time of origination, over collateralization, and senior tranche position) and the Bank’s ability and intent to hold the investments until maturity, management concluded that such unrealized losses were not other than temporary as of June 30, 2013.

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2013:

	Due in One Year or Less		Due After One to Five Years		Due After Five to Ten Years		Due After Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$10,816	1.80%	$10,816	1.80%
U.S. government sponsored enterprise MBS	—	—%	—	—%	—	—%	7,675	2.41%	7,675	2.41%
Private issue CMO	—	—%	—	—%	—	—%	1,019	2.41%	1,019	2.41%
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$19,510	2.07%	$19,510	2.07%

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

The Bank generally offers time deposits for terms not exceeding five years.  As illustrated in the following table, time deposits represented 44% of the Bank’s deposit portfolio at June 30, 2013, compared to 46% at June 30, 2012. As of June 30, 2013, total brokered deposits were $4.7 million with a weighted average interest rate of 3.57% and remaining maturities between one and six years.  At June 30, 2012, total brokered deposits were $7.1 million with a weighted average interest rate of 3.41% and remaining maturities between one and seven years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K).

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2013.

Weighted Average Interest Rate	Term	Deposit Account Type	Minimum Amount	Balance (In Thousands)	Percentage of Total Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$57,835	6.27%
0.14%	N/A	Checking accounts – interest-bearing	$—	206,784	22.40
0.25%	N/A	Savings accounts	$10	229,779	24.89
0.33%	N/A	Money market accounts	$—	26,399	2.86

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	23	—
0.13%	31 to 90 days	Fixed-term, fixed rate	$1,000	7,233	0.78
0.14%	91 to 180 days	Fixed-term, fixed rate	$1,000	12,696	1.38
0.22%	181 to 365 days	Fixed-term, fixed rate	$1,000	57,211	6.21
0.92%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	200,926	21.77
1.03%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	28,265	3.06
2.93%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	92,771	10.05
3.70%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	3,088	0.33
0.66%				$923,010	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2013.

Maturity Period	Amount
(Dollars In Thousands)
Three months or less	$27,233
Over three to six months	42,002
Over six to twelve months	53,502
Over twelve months	73,437
Total	$196,174

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2013			2012
(Dollars In Thousands)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

Checking accounts – non interest-bearing	$57,835	6.27%	$2,147	$55,688	5.79%	$10,251
Checking accounts – interest-bearing	206,784	22.40	2,260	204,524	21.27	19,295
Savings accounts	229,779	24.89	3,728	226,051	23.51	17,252
Money market accounts	26,399	2.86	(2,983)	29,382	3.06	(3,456)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	255,594	27.69	31,898	223,696	23.27	(60,818)
Over one to two years	93,919	10.18	(68,249)	162,168	16.87	57,134
Over two to five years	51,133	5.54	(7,151)	58,284	6.06	(24,012)
Over five years	1,567	0.17	(51)	1,618	0.17	(2)
Total	$923,010	100.00%	$(38,401)	$961,411	100.00%	$15,644

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.

	At June 30,
(Dollars In Thousands)	2013	2012	2011

Below 1.00%	$192,236	$165,903	$118,869
1.00 to 1.99%	131,140	189,175	245,404
2.00 to 2.99%	28,866	33,112	47,070
3.00 to 3.99%	38,695	44,014	47,001
4.00 to 4.99%	11,276	13,562	15,120
Total	$402,213	$445,766	$473,464

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2013 differentiated by interest rates and maturity.

(Dollars In Thousands)	One Year or Less	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Four Years	Total

Below 1.00%	$134,930	$52,770	$4,189	$297	$50	$192,236
1.00 to 1.99%	87,380	10,166	18,363	6,586	8,645	131,140
2.00 to 2.99%	1,363	16,141	9,141	2,127	94	28,866
3.00 to 3.99%	20,724	14,842	1,500	—	1,629	38,695
4.00 to 4.99%	11,197	—	—	—	79	11,276
Total	$255,594	$93,919	$33,193	$9,010	$10,497	$402,213

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated.

	At or For the Year Ended June 30,
(In Thousands)	2013	2012	2011

Beginning balance	$961,411	$945,767	$932,933

Net (withdrawals) deposits before interest credited	(44,986)	7,229	2,574
Interest credited	6,585	8,415	10,260
Net (decrease) increase in deposits	(38,401)	15,644	12,834

Ending balance	$923,010	$961,411	$945,767

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2013 and 2012, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $685.4 million at June 30, 2013 as compared to $819.4 million at June 30, 2012.  In addition, the Bank pledged investment securities totaling $1.0 million at June 30, 2013 as compared to $1.1 million at June 30, 2012 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2013 and 2012, the Bank had $106.5 million and $126.5 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 3.55% and 3.53%, respectively.  At June 30, 2013, the outstanding borrowings mature between 2013 and 2021 with a weighted average maturity of 32 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2013 and 2012 was $7.5 million and $10.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million and $3.0 million, respectively (see Note 8 to the Corporation's audited financial statements included in Item 8 of this Form 10-K). As of June 30, 2013 and 2012, the remaining financing availability was $310.9 million at both dates, with remaining available collateral of $369.4 million and $409.0 million, respectively. In addition, as of June 30, 2013 and 2012, the Bank had secured a discount window facility of $17.2 million and $20.2 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $18.1 million and $21.2 million, respectively.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the year indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2013	2012	2011

Balance outstanding at the end of period:
FHLB – San Francisco advances	$106,491	$126,546	$206,598

Weighted average rate at the end of period:
FHLB – San Francisco advances	3.55%	3.53%	3.77%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$126,542	$216,577	$309,643

Average short-term borrowings during the period with respect to (1):
FHLB – San Francisco advances	$61,667	$57,500	$110,833

Weighted average short-term borrowing rate during the period with respect to (1):
FHLB – San Francisco advances	3.87%	3.54%	4.32%

(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $8.7 million and an excess investment of $6.6 million at June 30, 2013, as compared to the required investment of $9.4 million and an excess investment of $12.9 million at June 30, 2012.  During fiscal 2013 and 2012, the Bank received a partial redemption of the excess FHLB – San Francisco stock of $7.0 million and $4.7 million, respectively.  Also in fiscal 2013, 2012 and 2011, the Bank received cash dividends on the FHLB – San Francisco stock of $438,000, $99,000 and $110,000, respectively.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2013.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2013 and 2012, the Bank’s investment in its subsidiaries was $98,000 and $105,000, respectively.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the Corporation’s and the Bank’s operations.  In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OCC, FDIC, Federal Reserve Board and the Consumer Financial Protection Bureau ("CFPB").  Any such legislation or regulatory changes could adversely affect the Corporation and the Bank and no prediction can be made as to whether any such changes may occur.

Regulatory Reform.  The Dodd-Frank Act, which was enacted in 2010, implements new restrictions and an expanded framework of regulatory oversight related to the Corporation's and the Bank's operations. Effective July 2011, the Dodd-Frank Act changed the jurisdictions of the federal bank regulatory agencies, transferring the regulation of federal savings associations from the OTS to the OCC and transferring the regulation of savings and loan holding companies from the OTS to the Federal Reserve Board. The following summarizes significant aspects of the Dodd-Frank Act that may materially affect the operations and condition of the Corporation and the Bank:

•
Centralize responsibility for consumer financial protection in the CFPB, which has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to their compliance with the federal consumer financial protection laws.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to savings and loan holding companies.

•
Require the federal banking regulators to seek to make their capital requirements counter cyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•	Make permanent the $250,000 limit for federal deposit insurance.

•
Repeal the federal prohibitions on the payment of interest on demand deposits and eliminate the unlimited federal deposit insurance for non interest-bearing demand transaction accounts effective January 1, 2013.

•
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•
Impose limits on the preemption of state consumer financial protection laws, which are preempted only if they would have a discriminatory effect on a federally chartered financial institution or are specifically preempted by any federal law. The OCC is more limited in its ability to preempt the application of state law to federally chartered financial institutions, because it must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•
Change the deposit insurance assessment base for FDIC insurance to the depository institution's total average assets minus the sum of its average tangible equity during the assessment period, rather the level of deposits.

•
Increase the minimum reserve ratio of the FDIC deposit insurance fund to 1.35% of estimated annual insured deposits or assessment base. However, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10.0 billion.

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Corporation, the Bank and the financial services industry more generally.

General

As discussed above, the supervision and examination authority of the Bank has been transferred from the OTS to the OCC and the supervision and examination authority of the Corporation has been transferred from the OTS to the Federal Reserve Board.  As part of this process, the regulations of the OTS have been incorporated into the respective regulations of the OCC and the Federal Reserve Board.

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank's relationship with its depositors and borrowers is regulated by federal consumer protection laws, and the CFPB issues regulations under those laws, which must be complied with by the Bank. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.  Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board.  The Corporation is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  See “Savings and Loan Holding Company Regulations” below in this Form 10-K.

Federal Regulation of Savings Institutions

Office of Comptroller of the Currency.  The OCC has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The OCC also has extensive enforcement authority over all federally chartered savings institutions, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue a cease-and-desist order and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

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

The investment, lending and branching authority of the Bank is prescribed by federal laws and the Bank is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real estate property may not exceed 400% of total capital, except with the approval of the OCC.  Federal savings institutions are also generally authorized to branch nationwide.  The Bank is in compliance with the noted restrictions.

All savings institutions must pay assessments to the OCC (or the OTS prior to July 21, 2011), to fund the agency’s operations.  The general assessments, which were paid on a semi-annual basis, were determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s annual assessment for the fiscal years ended June 30, 2013, 2012 and 2011 were $279,000, $283,000 and $490,000 respectively.

Federal law provides that federally chartered savings institutions are generally subject to the national bank limit on loans to one borrower.  A federally chartered savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  The Bank’s limit on loans to one borrower or group of related borrowers was $26.1 million and $24.5 million, at June 30, 2013 and 2012, respectively.  At June 30, 2013, the Bank’s largest lending relationship to a single borrower or group of borrowers totaled $6.8 million, consisting of multi-family and commercial real estate loans, all of which are performing according to their original terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2013 and 2012, the Bank had $106.5 million and $126.5 million of outstanding advances, respectively, from the FHLB – San Francisco under an available credit facility of $427.5 million and $450.4 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2013 and 2012, the Bank held the required stock investment of $8.7 million and $9.4 million, respectively, and an excess stock investment of $6.6 million and $12.9 million, respectively.  In fiscal 2013 and 2012, the FHLB – San Francisco redeemed $7.0 million and $4.7 million of the Bank's excess capital stock, respectively, consistent with its stated desire to strengthen its capital ratios.  In fiscal 2013, 2012 and 2011, the FHLB – San Francisco distributed $438,000, $99,000 and $110,000 of cash dividends, respectively.  There is no guarantee that the FHLB – San Francisco will maintain its cash dividend and partial redemption of excess stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Deposits are insured up to $250,000 per account owner by the FDIC, backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount was recorded as an asset with a zero risk weight and the institution continued to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. In December 2009, the Bank paid the prepaid assessment of $10.4 million; and in June 2013, the unused prepaid assessment of $4.7 million was refunded by the FDIC.  The Bank’s annual FDIC assessment for the fiscal years ended June 30, 2013, 2012 and 2011 was $787,000, $1.0 million and $2.1 million, respectively.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to nine basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  This payment is established quarterly and during the year ending March 31, 2013 averaged 8.20 basis points (annualized) of assessable assets. The Financing Corporation was chartered in 1987, by the OTS’ predecessor, the Federal Home Loan Bank Board, solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  There can be no prediction as to what changes in insurance assessment rates may be made in the future.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  As of June 30, 2013 and 2012, the Bank maintained 102.21% and 100.84%, respectively, of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements.  The Bank is required to maintain specified levels of regulatory capital under regulations of the OCC. The OCC may impose capital requirements on individual institutions in excess of these requirements on a case-by-case basis. In addition, the OCC has established capital standards for purposes of establishing the thresholds for taking prompt corrective action against capital deficient institutions. These capital standards include three capital ratios. The leverage ratio is a measurement of Tier 1 capital to adjusted total assets. The Tier 1 capital ratio is a measurement of Tier 1 capital to risk-weighted assets. The total capital ratio is a measurement of total capital to risk-weighted assets. At June 30, 2013, the Bank met each of these capital requirements and had a leverage ratio of 13.1%, a Tier 1 capital ratio of 21.4% and a total capital ratio of 22.6%, all of which exceeded mandated levels and qualified the Bank as well-capitalized under the prompt corrective action standards. For additional information regarding the capital levels of the Bank, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Tier 1 capital generally consists of common shareholders' equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. The OCC regulations require that federal savings associations deduct from Tier 1 capital investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. Total capital consists of the sum of an institution's Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution's allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities. Risk-weighted assets are determined under the OCC capital regulations that assign to every asset, including certain off-balance sheet items, a risk-weight ranging from 0% to 200% based on the inherent risk of the asset. The OCC is authorized to require the Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns.
OCC prompt corrective action regulations state that to be adequately capitalized, the Bank must have a leverage ratio of at least 4.0%, a Tier 1 capital ratio of at least 4.0% and a total capital ratio of at least 8.0%. To be well-capitalized, the Bank must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. At June 30, 2013, the Bank was considered a well-capitalized institution under OCC regulations.

Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against institutions that fail to meet the minimum ratios for an adequately capitalized institution. Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. The OCC is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.
OCC regulations state that any institution that fails to comply with its capital plan or has Tier 1 or leverage ratio of less than 3.0% or a total capital ratio of less than 6.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations. The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on our operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.
New Capital Rules. Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
When these new requirements become effective in 2015, the Bank's leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to 6.5% of risk-weighted assets. In addition, the Bank will have to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.
For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.
Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, the Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations. The Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.
The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.
In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% in January 2019.

The OCC's prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would have to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).
The Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that the Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been effect on that date.
Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions on their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.   The Federal Reserve Board or the OCC may object to a capital distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test and the Bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Corporation would be limited, which may limit the ability of the Corporation to pay dividends to its stockholders.

Activities of Savings Associations and Their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OCC 30 days in advance and provide the required information in connection with such notification.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) generally prohibits a company that makes filings with the SEC from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors, if the lending is in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act and Consumer Protection Laws.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  The OCC may use an unsatisfactory rating as the basis for the denial of an application.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.  The Bank received a rating of satisfactory when it was last examined for Community Reinvestment Act compliance.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

Bank Secrecy Act/Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Savings and Loan Holding Company Regulations

General.  The Corporation is a unitary savings and loan holding company subject to the regulatory oversight of the Federal Reserve Board.  Accordingly, the Corporation is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board.  In addition, the Federal Reserve Board has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.  In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve Board policies may restrict the Corporation’s ability to pay dividends.

The Corporation is not subject to any minimum regulatory capital requirements. However, beginning in 2015, it will be subject to regulatory capital requirements adopted by the Federal Reserve Board, which generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit the ability of the Corporation to pay dividends to its stockholders or repurchase its shares. For a description of these new capital regulations, see “Federal Regulation of Savings Institutions - New Proposed Capital Rules” above in this Form 10-K.

Activities Restrictions.  The Graham-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  The GLBA also specifies, subject to a grandfather provision, that existing savings and loan holding companies may only engage in such activities.  The Corporation qualifies for the grandfathering and is therefore not restricted in terms of its activities.  Upon any non-supervisory acquisition of another savings association as a separate subsidiary, the Corporation would become a multiple savings and loan holding company and would be limited to those activities permitted multiple savings and loan holding companies by Federal Reserve Board regulation.  Multiple savings and loan holding companies may engage in activities permitted for financial holding companies, and certain other activities including acting as a trustee under a deed of trust and real estate investments.

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to the restrictions applicable to bank holding companies.  See “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” in this Form 10-K.

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

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act was enacted in 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals.  The stated goals of the Sarbanes-Oxley Act were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including the Corporation.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2013, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2013, the Bank declared and paid $10.0 million of cash dividends to the Corporation while the Corporation declared and paid $2.5 million of cash dividends to shareholders.

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

Tax Effect from Stock-Based Compensation.  During fiscal 2013, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors.  There were 72,250 restricted shares vested and distributed and 36,000 options to purchase shares of the Corporation’s common stock exercised as non-qualified stock options during fiscal 2013.  As a result, there was a $483,000 federal benefit tax effect from stock-based compensation in fiscal 2013.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  Tax years subsequent to 2010 remain subject to federal examination, while the California state tax returns for years subsequent to 2008 are subject to examination by state taxing authorities.

In the quarter ended June 30, 2012, the Corporation recorded an $825,000 tax liability as a result of a prior period adjustment for fiscal 2009 and an $825,000 charge against retained earnings in stockholders’ equity, pursuant to ASC 740-10: “Income Taxes.”  The liability was established as a result of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability. The understatement was the result of the early recognition of taxable income in closed tax years that should have been recognized in open tax years.  The liability has been established against the deferred tax asset created (or understated deferred tax liability) by the early recognition of taxable income, since the early recognition could be argued by the Internal Revenue Service to not relieve the Corporation of once again recognizing that same taxable income in the appropriate subsequent open tax years. The prior period adjustment was presented as a reduction in other assets and retained earnings.  The Corporation filed a request for accounting method change with federal tax authorities to effectively recover the overpayment of taxes or eliminate any potential duplicate recognition.  In August 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change.  As a result, the Corporation reversed the $825,000 tax liability in the quarter ending September 30, 2012, the same quarter in which the tax authorities granted the Corporation’s request.

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2013 and 2012, the Corporation’s net state tax rate was 7.0% and 6.9%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  During fiscal 2013, the California Franchise Tax Board has been conducting an audit for fiscal years 2010 and 2009.  There was an $150,000 state benefit tax effect from stock-based compensation in fiscal 2013, as described above in the section entitled "Federal Taxation ."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  In fiscal 2013, 2012 and 2011, the Corporation paid annual franchise taxes of $180,000 for each year.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	65	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Richard L. Gale	62	—	Senior Vice President
			Provident Bank Mortgage

Kathryn R. Gonzales	55	—	Senior Vice President
			Retail Banking

Donavon P. Ternes	53	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	54	—	Senior Vice President
			Chief Lending Officer

(1)	As of June 30, 2013.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank.  There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974, has held his positions at the Bank since 1991 and Chairman and Chief Executive Officer of the Corporation since its formation in 1996.  Mr. Blunden also serves on the Board of Directors of the FHLB – San Francisco, the California Bankers Association, the Monday Morning Group, and is past Chairman of the Board of the Greater Riverside Chamber of Commerce.

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

As of June 30, 2013, approximately 84% of our real estate loans were secured by collateral and made to borrowers located in Southern California. Adverse economic conditions in Southern California has and may continue to reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

▪	an increase in loan delinquencies, problem assets and foreclosures;

▪	the slowing of sales of foreclosed assets;

▪	a decline in demand for our products and services;

▪	a continuing decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans; and

▪	a decrease in the amount of our low cost or non interest-bearing deposits.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and uncertainty for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2013, $404.3 million, or 53.1% of our total loan portfolio, was secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values since their high levels in 2006 as a result of the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans. Continued economic weakness and the associated elevated unemployment rates, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in our deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

During the fiscal years ended June 30, 2013 and 2012, we originated $3.51 billion and $2.52 billion, respectively, in single-family residential loans. We historically sell the vast majority of the single-family residential loans we originate and retain the remaining loans in our single-family loans held for investment. As a result of our current focus on managing our asset quality, single-family loans originated for investment were $11.0 million and $2.5 million during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines. In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan. Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC). Including these low FICO score loans, as of June 30, 2013, borrowers of our single-family residential loans held for investment had a weighted average FICO score of 733 at the time of origination.

As of June 30, 2013, these non-traditional loans totaled $301.4 million, comprising 75.0% of total single-family residential loans held for investment and 39.8% of total loans held for investment. At that date, interest-only loans totaled $187.3 million, stated income loans totaled $197.9 million, negative amortization loans totaled $5.1 million, more than 30-year amortization loans totaled $16.6 million, and low FICO score loans totaled $13.5 million (the outstanding balances described may overlap more than one category). In the case of interest-only loans, a borrower's monthly payment is subject to change when the loan converts to fully-amortizing status. Of the $187.3 million of interest-only loans, $185.8 million begin to fully amortize within five years and $1.5 million begin to fully amortize after five years. Since the borrower's monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion. Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-amortizing status. At June 30, 2013, $6.7 million of our interest-only single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan. The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment. At June 30, 2013, $10.7 million of our stated income single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations. At June 30, 2013, $240,000 of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments from the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation. As of June 30, 2013, the Bank had $5.1 million of single-family loans which permitted negative amortization as compared to $6.5 million of single-family loans at June 30, 2012.

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

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2013, we had $354.8 million or 46.6% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment. In addition, as of June 30, 2013, the Bank had $28.3 million in negative amortization multi-family and commercial real estate mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $33.7 million at June 30, 2012. Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as a collateral for the loan does not increase proportionally.

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

Our provision for loan losses increased substantially during previous years, before declining recently, and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal years ended June 30, 2013 and 2012 we recorded a (recovery) provision for loan losses of $(1.5) million and $5.8 million, respectively. We also recorded net loan charge-offs of $5.0 million and $14.8 million for the fiscal years ended June 30, 2013 and 2012, respectively. Improved conditions in the general economy and our markets have been a significant contributing factor to decreased levels of loan delinquencies and non-performing assets during the past three fiscal years. Single-family residential loans and properties represented 64.7% of our non-performing assets at June 30, 2013. At June 30, 2013, our total non-performing assets had decreased to $24.0 million compared to $40.0 million at June 30, 2012 and $45.5 million at June 30, 2011. Our allowance for loan losses was 1.96% of gross loans held for investment and 58.77% of non-performing loans at June 30, 2013.

Further, our single-family residential loan portfolio, which comprised 53.1% of our total loan portfolio at June 30, 2013, is concentrated in non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. See “Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above.

Until general economic conditions improve further, we will likely continue to experience elevated delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We may incur net losses and experience continuing variation in our operating results.

We reported net income of $25.8 million, $10.8 million and $13.2 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Although net income has substantially improved in fiscal 2013 and our non-performing assets have declined, we continue to monitor the levels of non-performing assets and provision for loan losses, as significant increases in our non-performing assets and provision for loan losses could cause us to incur net losses in future quarterly or annual periods. In addition, several factors affecting our business can cause significant variations in our quarterly and annual results of operations. In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans. If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

▪	our collectively evaluated allowance, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events; and

▪	our individually evaluated allowance, based on our evaluation of non-performing loans and the underlying collateral.

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

At June 30, 2013, 2012 and 2011, our non-performing assets (which consist of non-accrual loans and real estate owned (“REO”) were $24.0 million, $40.0 million and $45.5 million, respectively, or 2.0%, 3.2% and 3.5% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

▪
we record interest income only on a cash basis for non-accrual loans except for non-performing loans under the cost recovery method where interest is applied to the principal of the loan as a recovery of the charge-offs and do not record interest income for REO;

▪	we must provide for probable loan losses through a current period charge to the provision for loan losses;

▪
non-interest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment (“OTTI”) on non-performing investment securities;

▪	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and

▪	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We also had $434,000 in performing restructured loans at June 30, 2013.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as REO and at certain other times during the assets holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”). A charge-off is recorded for any excess in the asset's NBV over its fair value. If our valuation process is incorrect, the fair value of the investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

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

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2013, 2012 and 2011, the Bank repurchased $1.4 million, $1.6 million and $0 of single-family loans, respectively. However, many additional repurchase requests were settled during the periods, aggregate payments of $5.6 million, $439,000 and $2.0 million in fiscal 2013, 2012 and 2011, respectively, that did not result in the repurchase of the loan itself. The increase in the loan repurchase settlement in fiscal 2013 was due primarily to a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest rate locks and our mortgage servicing asset. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not materialize. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

▪	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

▪	the duration of the hedge may not match the duration of the related liability;

▪	the party owing money in the hedging transaction may default on its obligation to pay;

▪	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

▪	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and

▪	downward adjustments, or “mark-to-market losses,” would reduce our stockholders' equity.

Fluctuating interest rates can adversely affect our profitability.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term time deposits and other deposits yielding no or a relatively low rate of interest. At June 30, 2013, we had $255.6 million in time deposits that mature within one year and $520.8 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial majority of our single family residential mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Historically low interest rates may adversely affect our net interest income and profitability.
During the last four years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. How long the Federal Reserve will maintain low interest rates in the future is unknown. So long as a low interest rate environment is maintained, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “- Fluctuating interest rates can adversely affect our profitability.”

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

The Bank is currently subject to extensive examination, supervision and comprehensive regulation by the OCC and as a savings and loan holding company the Corporation is subject to examination, supervision and regulation by the Federal Reserve Board. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

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

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the Consumer Financial Protection Bureau.

In June 2012, the Federal Reserve and the OCC approved proposed rules that substantially amend the regulatory risk-based capital rules applicable to us. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

As discussed under “Regulation” in Part 1, Item 1 of this Form 10-K, effective January 1, 2015, we will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and 94) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization's ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.

The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weighted of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1     ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%

We have conducted a pro forma analysis of these new requirements as of June 30, 2013. We have determined that if these requirements were in effect on that date, the Bank would be considered well-capitalized and the Corporation and the Bank each would have a capital conservation buffer greater than 2.5%.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatoary actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.

Our litigation related costs might continue to increase.

The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank's business. In the current economic environment, the Bank's involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings. The Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank, there can be no assurance that a resolution of any such legal matters will not result in significant liability to the Bank nor have a material adverse impact on its financial condition and results of operations or the Bank's ability to meet applicable regulatory requirements. Moreover, the expenses of pending legal proceedings will adversely affect the Bank's results of operations until they are resolved. There can be no assurance that the Bank's loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims.

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

Our assets as of June 30, 2013 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2013, the net deferred tax asset was approximately $4.4 million, a decrease from a balance of approximately $8.6 million at June 30, 2012. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes.

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

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2013 is fully realizable based on our expected future earnings; however, we will not know the impact of the recent ownership change until we complete our fiscal 2013 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2013, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $6.7 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 15 retail banking offices, 14 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley (2), Hemet, Sun City, Rancho Mirage, Corona, Temecula, La Quinta and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns seven of the retail banking offices and has eight leased retail banking offices.  The leases expire from 2013 to 2020.  The Bank also leases 19 stand-alone loan production offices, which are located in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton (2), Rancho Cucamonga (3), Riverside (3), Roseville, San Diego, San Rafael, Santa Barbara, Stockton and Westlake Village, California.  The leases expire from 2013 to 2020.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years by quarter.  As of June 30, 2013, there were approximately 325 stockholders of record.

	First (Ended September 30)	Second (Ended December 31)	Third (Ended March 31)	Fourth (Ended June 30)

2013 Quarters:
High	$14.25	$17.55	$19.69	$17.20
Low	$10.92	$12.74	$15.61	$14.91

2012 Quarters:
High	$8.75	$9.47	$11.00	$11.81
Low	$7.92	$8.38	$9.21	$10.28

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends paid for the quarters ended September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013 were $0.05 per share for the first two quarters and $0.07 per share for the last two quarters.  By comparison, quarterly dividends paid for the quarters ended September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012 were $0.03 per share for the first two quarters and $0.04 per share for the last two quarters.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file a notice and receive the non-objection of the Federal Reserve Board prior to paying any dividends or making any capital distributions to the Corporation.  In fiscal 2013 and 2013, the Bank declared and paid cash dividends of $10.0 million and $8.0 million, respectively, to the Corporation. See Item 1, "Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” and and Item 1A., “Risk Factors - The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain" in this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2013, the Corporation repurchased 571,087 shares under the April 2012 and March 2013 stock repurchase programs with an average cost of $15.32 per share.  The April 2012 program was completed in March 2013.  As of June 30, 2013, a total of 122,731 shares have been purchased (at an average cost of $15.78 per share), or 23% of the shares authorized in the March 2013 stock repurchase program, leaving 399,792 shares available for future purchases.  This compared to fiscal 2012 when the Corporation repurchased 670,348 shares under the July 2011 and April 2012 stock repurchase programs with an average cost of $9.83 per share.  During fiscal 2013 and 2012, the Corporation also repurchased 13,591 shares and12,779 shares of restricted stock in lieu of distribution to employees at an average cost of $15.65 and $8.26 per share, respectively.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2013 – April 30, 2013	—	$—	—	522,523
May 1, 2013 – May 31, 2013	122,731	$15.78	122,731	399,792
June 1, 2013 – June 30, 2013	13,591	$15.65	—	399,792
Total	136,322	$15.77	122,731	399,792

(1)	On March 21, 2013, the Corporation announced a new stock repurchase plan to repurchase up to 522,523 shares, which expires on March 21, 2014.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013
PROV	$100.00	$60.36	$52.73	$88.50	$129.27	$180.87
NASDAQ Stock Index	$100.00	$81.85	$95.01	$126.63	$137.96	$162.34
NASDAQ Bank Index	$100.00	$74.39	$86.14	$93.00	$97.95	$124.32

* Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2008 and that all dividends were reinvested.

See Part III, Item 12 of this Form 10-K for information regarding the Corporation’s Equity Compensation Plans, which is incorporated into this Item 5 by reference.

Item 6.  Selected Financial Data

The information contained under the heading “Financial Highlights” in the Corporation’s Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At June 30, 2013, the Corporation had total assets of $1.21 billion, total deposits of $923.0 million and total stockholders’ equity of $160.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 18 retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville, San Diego, San Rafael, Santa Barbara, Stockton and Westlake Village, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On April 30, 2013, the Corporation declared a quarterly cash dividend of $0.07 per share for the Corporation’s shareholders of record at the close of business on May 22, 2013, which was paid on June 11, 2013.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Corporation.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying selected Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables.”  The allowance has two components: collectively evaluated allowances and individually evaluated allowances on substandard non-performing loans.  Each of these components is based upon estimates that can change over time.  The allowance is based on historical experience and as a result can differ from actual losses incurred in the future.  Additionally, differences may result from adverse changes to qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The historical data is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at an individually evaluated allowance, including discounted cash flows and the fair market value of collateral.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb probable losses inherent in loans held for investment.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates, which, can materially affect amounts recognized in the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.

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

In compliance with the OCC’s regulatory reporting requirements, non-performing loans are charged-off to their fair values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loans becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, individually evaluated allowances are calculated based on their fair values and if their fair values are higher than their loan balances, no allowances are required.

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

Other restructured loans are classified as “Substandard” and placed on non-performing status.  The loans may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or, for loans that have been restructured more than once, 12 months) and there is a reasonable assurance that the payments will continue; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan for SEC reporting purposes.  In addition to the payment history described above, multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of corroborating characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

When a loan is categorized as non-performing, all previously accrued but uncollected interest is reversed in the current operating results.  When a full recovery of the outstanding principal loan balance is in doubt, subsequent payments received are first applied as a recovery of principal charge-offs and then to unpaid principal.  This is referred to as the cost recovery method.  A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such loan is considered to be fully collectible on a timely basis.  However, the Corporation’s policy also allows management to continue the recognition of interest income on certain non-performing loans.  This is referred to as the cash basis method under which the accrual of interest is suspended and interest income is recognized only when collected.  This policy applies to non-performing loans that are considered to be fully collectible but the timely collection of payments is in doubt.

ASC 815 , “Derivatives and Hedging,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Corporation’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K.

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

Mortgage banking operations primarily consist of the origination, purchase and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to modify its operations in response to the rapidly changing mortgage banking environment.  Changes may include a different product mix, further tightening of underwriting standards, variations in its operating expenses or a combination of these and other changes.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors, see “Safe-Harbor Statement” included above in this item 7, and Item 1A, "Risk Factors.”

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at June 30, 2013 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(Dollars In Thousands)	Less than 1 year	1 year to less than 3 years	3 year to 5 years	Over 5 years	Total
Operating obligations	$1,348	$2,098	$1,315	$428	$5,189
Pension benefits	—	228	456	7,504	8,188
Time deposits	258,780	129,698	18,332	1,624	408,434
FHLB – San Francisco advances	66,826	2,640	12,603	33,744	115,813
FHLB – San Francisco letter of credit	7,500	—	—	—	7,500
FHLB – San Francisco MPF credit enhancement (1)	176	352	352	1,668	2,548
Total	$334,630	$135,016	$33,058	$44,968	$547,672

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its MPF program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of June 30, 2013, the Bank serviced $52.1 million of loans under this program.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to investors, TBA MBS trades and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2013 and 2012, these commitments were $262.5 million and $222.1 million, respectively.

Comparison of Financial Condition at June 30, 2013 and 2012

Total assets decreased $49.9 million, or four percent, to $1.21 billion at June 30, 2013 from $1.26 billion at June 30, 2012.  The decrease was primarily attributable to decreases in loans held for sale and loans held for investment, partly offset by an increase in cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $48.7 million, or 34 percent, to $193.8 million at June 30, 2013 from $145.1 million at June 30, 2012.  The increase was primarily attributable to proceeds received from the decreases in loans held for sale and loans held for investment, partly offset by the decreases in deposits and borrowings.  The relatively high balance of cash and cash equivalents was due to the current weakness in the general economic conditions and it is consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total investment securities decreased $3.4 million, or 15 percent, to $19.5 million at June 30, 2013 from $22.9 million at June 30, 2012.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment decreased $48.4 million, or six percent, to $748.4 million at June 30, 2013 from $796.8 million at June 30, 2012.  Total loan principal payments in fiscal 2013 were $144.4 million, a 10 percent increase from $131.0 million in fiscal 2012.  In addition, real estate owned acquired in the settlement of loans in fiscal 2013 was $11.0 million, a 54 percent decline from

$24.1 million in the same period last year.  In fiscal 2013, the Corporation originated $81.3 million of loans held for investment, consisting primarily of multi-family and commercial real estate loans, compared to $49.5 million, primarily in multi-family and commercial real estate loans, for the same period last year.  In addition, the Corporation purchased $12.8 million of loans to be held for investment, consisting solely of multi-family loans, in fiscal 2013, compared to $8.2 million of purchased loans to be held for investment, consisting solely of multi-family loans, in fiscal 2012.  The balance of preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans) decreased to $356.5 million at June 30, 2013, compared to $375.9 million at June 30, 2012, and represented 47 percent and 46 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $34.7 million, or eight percent, to $404.3 million at June 30, 2013, from $439.0 million at June 30, 2012, and represented approximately 53 percent and 54 percent of loans held for investment, respectively.

The table below describes the geographic dispersion of gross real estate secured loans held for investment at June 30, 2013 and 2012, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2013

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$119,858	29%	$221,306	55%	$59,624	15%	$3,553	1%	$404,341	100%
Multi-family	46,245	18%	158,058	60%	54,564	21%	3,449	1%	262,316	100%
Commercial real estate	49,660	54%	40,104	43%	2,724	3%	—	—%	92,488	100%
Construction	292	100%	—	—%	—	—%	—	—%	292	100%
Total	$216,055	29%	$419,468	55%	$116,912	15%	$7,002	1%	$759,437	100%

(1)	Other than the Inland Empire.

As of June 30, 2012

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$133,874	31%	$237,715	54%	$63,432	14%	$4,003	1%	$439,024	100%
Multi-family	37,303	13%	188,229	68%	49,012	18%	3,513	1%	278,057	100%
Commercial real estate	46,291	49%	47,175	49%	1,836	2%	—	—%	95,302	100%
Other	755	100%	—	—%	—	—%	—	—%	755	100%
Total	$218,223	27%	$473,119	58%	$114,280	14%	$7,516	1%	$813,138	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $43.5 million, or 19 percent, to $188.1 million at June 30, 2013 from $231.6 million at June 30, 2012.  The decrease was primarily due to the timing difference between loan fundings and loan sale settlements, partly offset by a higher volume of loans originated for sale.

FHLB - San Francisco stock decreased $7.0 million, or 10 percent, to $15.3 million at June 30, 2013 from $22.3 million at June 30, 2012, due to a partial redemption of the Bank's excess of FHLB - San Francisco required stock holding.

Total deposits decreased $38.4 million, or four percent, to $923.0 million at June 30, 2013 from $961.4 million at June 30, 2012.  Transaction accounts increased $5.2 million, or one percent, to $520.8 million at June 30, 2013 from $515.6 million at June 30, 2012; and time deposits decreased $43.6 million, or 10 percent, to $402.2 million at June 30, 2013 from $445.8 million at June 30, 2012.  The increase in transaction accounts as compared to time deposits was primarily attributable to the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $20.0 million, or 16 percent, to $106.5 million from $126.5 million at June 30, 2012, primarily due to scheduled maturities during fiscal 2013.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 32 months at June 30, 2013, down from 39 months at June 30, 2012.

Total stockholders’ equity increased $15.2 million, or 10 percent, to $160.0 million at June 30, 2013, from $144.8 million at June 30, 2012, primarily as a result of net income, partly offset by stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid during fiscal 2013.

Comparison of Operating Results for the Years Ended June 30, 2013 and 2012

General. The Corporation recorded net income of $25.8 million, or $2.38 per diluted share, for the fiscal year ended June 30, 2013, as compared to net income of $10.8 million, or $0.96 per diluted share, for the fiscal year ended June 30, 2012. The $15.0 million increase in net income in fiscal 2013 was primarily attributable to a $32.0 million increase in non-interest income and a $7.3 million improvement in provision for loan losses, partly offset by a $12.0 million increase in non-interest expense, a $3.3 million decrease in net interest income and a $9.0 million increase in the provision for income taxes. The increase in non-interest income and non-interest expense are both attributable to an increase in mortgage banking production. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 62% in fiscal 2013 from 69% in fiscal 2012. Return on average assets in fiscal 2013 increased to 2.09% from 0.84% in fiscal 2012 and return on average equity in fiscal 2013 increased to 16.80% from 7.58% in fiscal 2012.

Net Interest Income. Net interest income decreased $3.3 million, or 9%, to $33.4 million in fiscal 2013 from $36.7 million in fiscal 2012. This decrease resulted principally from a decrease in the average balance of earning assets and, to a lesser extent, a decrease in the net interest margin. The average balance of earning assets decreased $53.4 million, or 4%, to $1.19 billion in fiscal 2013 from $1.24 billion in fiscal 2012. The net interest margin decreased 15 basis points to 2.80% in fiscal 2013 from 2.95% in fiscal 2012.

Interest Income. Interest income decreased $7.2 million, or 14%, to $44.2 million for fiscal 2013 from $51.4 million for fiscal 2012. The decrease in interest income was primarily a result of decreases in the average yield of earning assets and the average balance. The average yield on earning assets decreased 43 basis points to 3.71% in fiscal 2013 from 4.14% in fiscal 2012. The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable and investment securities during fiscal 2013 due to the downward repricing of loans and investment securities to lower current market interest rates, partly offset by an increase in cash dividends received from the FHLB - San Francisco. The decrease in average earning assets was primarily attributable to the decrease in loans receivable and to a lesser extent, investment securities and FHLB - San Francisco stock, partly offset by the increase in the average balance of interest earning deposits. The decline in average earning assets was primarily due to the current weakness in general economic conditions and is consistent with the Corporation's strategy of managing credit and liquidity risk.

Loan interest income decreased $7.6 million, or 15%, to $42.9 million in fiscal 2013 from $50.5 million in fiscal 2012. This decrease was attributable to a lower average loan yield and, to a lesser extent, a lower average loan balance. The average loan yield during fiscal 2013 decreased 39 basis points to 4.31% from 4.70% during fiscal 2012. The decrease in the average loan yield was primarily attributable to payoffs of loans which had a higher yield than the average yield of loans held for investment, adjustable-rate loans repricing to lower interest rates and a higher average balance of loans held for sale at a lower average yield. The average balance of loans receivable, consisting of loans held for investment and loans held for sale, decreased $80.0 million, or 7%, to $994.5 million during fiscal 2013 from $1.07 billion during fiscal 2012. The average balance of loans held for sale, decreased $3.0 million, or 1%, to $227.8 million for fiscal 2013 from $230.8 million in fiscal 2012 and the average loan yield decreased 49 basis points to 3.43% in fiscal 2013 from 3.92% in fiscal 2012.

Interest income from investment securities decreased $100,000, or 19%, to $428,000 in fiscal 2013 from $528,000 in fiscal 2012. This decrease was primarily a result of a decrease in the average balance and, to a lesser extent, a decrease in the average yield. The average balance of investment securities decreased $3.1 million, or 13%, to $21.3 million in fiscal 2013 from $24.4 million in fiscal 2012 as a result of principal payments received. During fiscal 2013, the Bank did not purchase or sell any investment securities. The average yield on the investment securities decreased 15 basis points to 2.01% during fiscal 2013 from 2.16% during fiscal 2012. The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.

During fiscal 2013, the Bank received $438,000 of cash dividends from its FHLB - San Francisco stock, up $339,000, or 342%, from $99,000 of cash dividends received in fiscal 2012. The increase in cash dividends was due to improved earnings and capital position for the FHLB - San Francisco in fiscal 2013 as compared to the prior year. The average balance of FHLB stock decreased by $5.4 million, or 22%, to $19.3 million in fiscal 2013 from $24.7 million in fiscal 2012, due to the stock redemptions by the FHLB - San Francisco.

Interest income from interest-earning deposits increased $87,000, or 29%, to $390,000 in fiscal 2013 from $303,000 in fiscal 2012, due to the increase in cash deposited at the Federal Reserve Bank of San Francisco with a nominal yield of 25 basis points for both periods. The average balance of interest-earning deposits increased by $35.0 million, or 29%, to $155.2 million in fiscal 2013 from $120.2 million in fiscal 2012.

Interest Expense. Total interest expense for fiscal 2013 was $10.8 million as compared to $14.7 million for fiscal 2012, a decrease of $3.9 million, or 27%. This decrease was primarily attributable to a lower average balance of interest-bearing liabilities and, to a lesser extent, a decrease in the average cost. The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $66.8 million, or 6%, to $1.06 billion during fiscal 2013 from $1.13 billion during fiscal 2012. The decrease was attributable to a decline in borrowings due to scheduled maturities and, to a lesser extent, a decline in the deposit average balance. The average cost of interest-bearing liabilities was 1.02% during fiscal 2013, down 29 basis points from 1.31% during fiscal 2012. The decline in the average cost of liabilities was primarily due to the scheduled maturities with higher interest rates than the average cost of the borrowings and the downward repricing of deposits.

Interest expense on deposits for fiscal 2013 was $6.6 million as compared to $8.4 million for the same period of fiscal 2012, a decrease of $1.8 million, or 21%. The decrease in interest expense on deposits was attributable to a lower average cost and, to a lesser extent, a decrease in the average balance of deposits. The average cost of deposits decreased to 0.70% in fiscal 2013 from 0.88% during fiscal 2012, a decrease of 18 basis points. The average cost of time deposits in fiscal 2013 was 1.32%, down 20 basis points, from 1.52% in fiscal 2012, while the average cost of transaction accounts in fiscal 2013 was 0.19%, down nine basis points, from 0.28% in fiscal 2012. The average balance of deposits decreased $17.1 million, or 2%, to $940.9 million during fiscal 2013 from $958.0 million during fiscal 2012. The average balance of time deposits decreased by $36.6 million, or 8%, to $425.5 million in fiscal 2013 from $462.1 million in fiscal 2012. The decrease in the average balance of time deposits was partly offset by an increase in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts increased $19.5 million, or 4%, to $515.4 million in fiscal 2013 from $495.9 million in fiscal 2012.

Interest expense on borrowings, solely FHLB - San Francisco advances, for fiscal 2013 decreased $2.1 million, or 33%, to $4.2 million from $6.3 million for fiscal 2012. The decrease in interest expense on borrowings was due primarily to a lower average balance, and to a lesser extent, a lower average cost. The average balance of borrowings decreased $49.7 million, or 30%, to $117.6 million during fiscal 2013 from $167.3 million during fiscal 2012. The average cost of borrowings decreased to 3.59% in fiscal 2013 from 3.76% in fiscal 2012, a decrease of 17 basis points, resulting primarily from scheduled maturities with higher average costs.

Provision for Loan Losses. During fiscal 2013, the Corporation recorded a recovery from the allowance for loan losses of $1.5 million, as compared to a $5.8 million provision for loan losses during fiscal 2012. The allowance for loan losses declined which reflected the improving quality of loans held for investment as described below.

Non-performing assets (net of the collectively evaluated allowance and individually evaluated allowance), with underlying collateral primarily located in Southern California, decreased to $24.0 million, or 1.98% of total assets, at June 30, 2013, compared to $40.0 million, or 3.17% of total assets, at June 30, 2012. The non-performing assets at June 30, 2013 were primarily comprised of 50 single-family loans ($13.2 million); eight commercial real estate loans ($4.6 million); seven multi-family loans ($3.8 million); five commercial business loans ($130,000); and real estate owned comprised of seven single-family properties ($2.3 million), two undeveloped lots ($9,000) and one commercial real estate property ($0, fully reserved) acquired in the settlement of loans. As of June 30, 2013, 55%, or $12.0 million of non-performing loans have a current payment status. Net charge-offs in fiscal 2013 were $5.0 million or 0.51% of average loans receivable, compared to $14.8 million or 1.38% of average loans receivable in fiscal 2012.

Classified assets at June 30, 2013 were $47.0 million, comprised of $6.9 million in the special mention category, $37.8 million in the substandard category and $2.3 million in real estate owned. Classified assets at June 30, 2012 were $58.5 million, comprised of $4.9 million in the special mention category, $48.1 million in the substandard category and $5.5 million in real estate owned. Classified assets decreased at June 30, 2013 from the June 30, 2012 level primarily as a result of improvements in credit quality and stabilization of the real estate market. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

In fiscal 2013, no loans were modified from their original terms. This compares to 24 loans for $10.1 million which were modified from their original terms, were re-underwritten and were identified in the Corporation's asset quality reports as restructured loans in fiscal 2012. As of June 30, 2013, the outstanding balance of restructured loans was $9.5 million: one loan was classified as special mention and remained on accrual status ($434,000); and 25 loans were classified as substandard ($9.1 million, all are on non-accrual status). As of June 30, 2013, 68%, or $6.5 million of the restructured loans have a current payment status.

The allowance for loan losses was $14.9 million at June 30, 2013, or 1.96% of gross loans held for investment, compared to $21.5 million, or 2.63% of gross loans held for investment at June 30, 2012. The allowance for loan losses at June 30, 2013 includes $154,000 of individually evaluated allowances, compared to $771,000 of individually evaluated allowances at June 30, 2012. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment. For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment portfolio and upon management's continuing analysis of the factors underlying the quality of the loans held for investment. These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for loan losses are charged against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the loans held for investment. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank's loans held for investment, will not request the Bank to significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory and other conditions beyond the control of the Bank.

Non-Interest Income. Total non-interest income increased $32.0 million, or 74%, to $75.2 million in fiscal 2013 from $43.2 million in fiscal 2012. The increase was primarily attributable to an increase in the gain on sale of loans and an improvement in the gain (loss) on the sale and operations of real estate owned acquired in the settlement of loans.

The gain on sale of loans increased $30.5 million, or 80%, to $68.5 million for fiscal 2013 from $38.0 million in fiscal 2012. The increase was a result of a higher volume of loans originated for sale and a higher average loan sale margin. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $3.53 billion in fiscal 2013 as compared to $2.63 billion in fiscal 2012, up $902.2 million or 34%. The increase in the loan sale volume in fiscal 2013 was attributable to relatively low mortgage interest rates and more stable real estate markets. The average loan sale margin for PBM during fiscal 2013 was 1.94% as compared to 1.49% in fiscal 2012, an increase of 45 basis points. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net loss of $8.0 million in fiscal 2013, as compared to a favorable fair-value adjustment that amounted to a net gain of $5.7 million in fiscal 2012. The gain on sale of loans in fiscal 2013 also includes a $1.7 million recourse reserve provision on loans sold that are subject to repurchase, compared to a $2.8 million recourse reserve provision on loan sold in fiscal 2012. The recourse reserve provision on loans sold in fiscal 2013 was due primarily to an accrual for a global settlement with the Bank’s largest legacy loan investor, discussed below.

In December 2012, the Bank accrued for a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor. The settlement agreement was executed and paid in February 2013. The settlement required the accrual of an additional recourse provision of $1.5 million during the second quarter of fiscal 2013 which fully funded the settlement amount in addition to the recourse reserve that had already been provided in prior periods for this investor. This investor purchased approximately 39 percent of the Corporation’s total loan sale volume from January 1, 2005 through December 31, 2011 and accounted for approximately 64 percent of all recourse claims paid prior to the settlement. The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net gain of $916,000 in fiscal 2013, as compared to a net loss of $120,000 in fiscal 2012. The net gain in fiscal 2013 was comprised of a $1.2 million net gain on the sale of 39 real estate owned properties and a $98,000 recovery from the loss reserve on real estate owned, partly offset by the net operating expenses of $395,000. The net loss in fiscal 2012 was comprised of a $287,000 net loss on the sale of 98 real estate owned properties and net operating expenses of $835,000, partly offset by $1.0 million recovery from the loss reserve on real estate owned.

Non-Interest Expense. Total non-interest expense in fiscal 2013 was $67.3 million, an increase of $11.9 million, or 21%, as compared to $55.4 million in fiscal 2012. The increase in non-interest expense was primarily the result of increases in incentive compensation and other operating expenses related to mortgage banking operations.

Salaries and employee benefits increased $11.2 million, or 28%, to $50.5 million in fiscal 2013 from $39.3 million in fiscal 2012. The increase in salaries and employee benefits was primarily due to higher PBM incentive compensation resulting primarily from higher loan originations in fiscal 2013. PBM loan originations were $3.51 billion in fiscal 2013 as compared to $2.52 billion in fiscal 2012, up $988.4 million, or 39%. See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salaries and employee benefits.

Other operating expenses, including premises and occupancy, equipment expense, professional expenses, sales and marketing expenses and deposit insurance premiums and regulatory assessments, increased $811,000, or 5%, to $16.9 million in fiscal 2013 from $16.1 million in fiscal 2012. The increase in was due primarily to higher PBM loan production related costs, including several new PBM loan production offices.

Income Taxes. The provision for income taxes was $16.9 million for fiscal 2013, representing an effective tax rate of 39.6%, as compared to $7.9 million in fiscal 2012, representing an effective tax rate of 42.3%. The income tax provision in fiscal 2013 includes a $1.1 million net tax recovery from prior period adjustments, primarily as a result of a tax liability reversal of $825,000 from the August 2, 2012 notification from the tax authorities indicating the acceptance of an accounting method change. The Corporation determined that the above tax rates meet its estimated income tax obligations (see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K).

Comparison of Operating Results for the Years Ended June 30, 2012 and 2011

General. The Corporation recorded net income of $10.8 million, or $0.96 per diluted share, for the fiscal year ended June 30, 2012, as compared to a net income of $13.2 million, or $1.16 per diluted share, for the fiscal year ended June 30, 2011. The $2.4 million decline in net income in fiscal 2012 was primarily attributable to a $10.0 million increase in non-interest expense and $1.0 million decrease in net interest income, partly offset by a $6.8 million increase in non-interest income and a $2.1 million decrease in the provision for income taxes. The increase in non-interest income and non-interest expense are both attributable to an increase in mortgage banking production. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 69% in fiscal 2012 from 61% in fiscal 2011. Return on average assets in fiscal 2012 decreased to 0.84% from 0.97% in fiscal 2011 and return on average equity in fiscal 2012 decreased to 7.58% from 9.80% in fiscal 2011.

Net Interest Income. Net interest income decreased $1.0 million, or 3%, to $36.7 million in fiscal 2012 from $37.7 million in fiscal 2011. This decrease resulted principally from a decrease in average earning assets, partly offset by an increase in the net interest margin. The average balance of earning assets decreased $59.1 million, or 5%, to $1.24 billion in fiscal 2012 from $1.30 billion in fiscal 2011. The net interest margin increased five basis points to 2.95% in fiscal 2012 from 2.90% in fiscal 2011.

Interest Income. Interest income decreased $7.3 million, or 12%, to $51.4 million for fiscal 2012 from $58.7 million for fiscal 2011. The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets. The decrease in average earning assets was primarily attributable to the decrease in loans receivable and interest-earning deposits and to a lesser extent, investment securities and FHLB - San Francisco stock. The average yield on earning assets decreased 36 basis points to 4.14% in fiscal 2012 from 4.50% in fiscal 2011. The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable and investment securities during fiscal 2012 due to the downward repricing of loans and investment securities to lower current market interest rates. The decline in the average earning assets was consistent with the Corporation's strategy of managing credit and liquidity risk.

Loan interest income decreased $6.9 million, or 12%, to $50.5 million in fiscal 2012 from $57.4 million in fiscal 2011. This decrease was attributable to a lower average loan balance and a lower average loan yield. The average balance of loans receivable, consisting of loans held for investment and loans held for sale, decreased $33.6 million, or 3%, to $1.07 billion during fiscal 2012 from $1.11 billion during fiscal 2011. The average loan yield during fiscal 2012 decreased 48 basis points to 4.70% from 5.18% during fiscal 2011. The decrease in the average loan yield was primarily attributable to payoffs of loans which had a higher yield than the average yield of loans held for investment, adjustable-rate loans repricing to lower interest rates and a higher average balance of loans held for sale at a lower average yield. The average balance of loans held for sale, increased $63.4 million, or 38 percent, to $230.8 million for fiscal 2012 as compared to $167.4 million in fiscal 2011 and the average loan yield decreased 35 basis points to 3.92% in fiscal 2012 from 4.27% in fiscal 2011.

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

Interest expense on deposits for fiscal 2012 was $8.4 million as compared to $10.3 million for the same period of fiscal 2011, a decrease of $1.9 million, or 18%. The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by an increase in the average balance of deposits. The average cost of deposits decreased to 0.88% in fiscal 2012 from 1.09% during fiscal 2011, a decrease of 21 basis points. The average cost of time deposits in fiscal 2012 was 1.52%, down 20 basis points, from 1.72% in fiscal 2011, while the average cost of transaction accounts in fiscal 2012 was 0.28%, down 18 basis points, from 0.46% in fiscal 2011. The average balance of deposits increased $18.8 million, or 2%, to $958.0 million during fiscal 2012 from $939.2 million during fiscal 2011. The average balance of time deposits decreased by $9.3 million, or 2%, to $462.1 million in fiscal 2012 from $471.4 million in fiscal 2011. The decrease in the average balance of time deposits was offset by an increase in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts increased $28.1 million, or 6%, to $495.9 million in fiscal 2012 from $467.8 million in fiscal 2011.

Interest expense on borrowings, solely FHLB - San Francisco advances, for fiscal 2012 decreased $4.4 million, or 41%, to $6.3 million from $10.7 million for fiscal 2011. The decrease in interest expense on borrowings was due primarily to a lower average balance, and to a lesser extent, a lower average cost. The average balance of borrowings decreased $96.5 million, or 37%, to $167.3 million during fiscal 2012 from $263.8 million during fiscal 2011. The average cost of borrowings decreased to 3.76% in fiscal 2012 from 4.05% in fiscal 2011, a decrease of 29 basis points, resulting primarily from scheduled maturities with higher average costs.

Provision for Loan Losses. During fiscal 2012, the Corporation recorded a provision for loan losses of $5.8 million, slightly higher than $5.5 million during fiscal 2011. The provision for loan losses in fiscal 2012 was primarily attributable to loan classification downgrades, partly offset by a decline in loans held for investment which resulted in a recovery of the associated loan loss allowance. The allowance for loan losses was adjusted to reflect an improved quality of loans held for investment as described below, despite persistently weak general economic conditions in the U.S. and Southern California, in particular, high unemployment rates, low gross domestic product, weak real estate markets and lower retail sales.

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

Classified assets at June 30, 2012 were $58.5 million, comprised of $4.9 million in the special mention category, $48.1 million in the substandard category and $5.5 million in real estate owned. Classified assets at June 30, 2011 were $66.6 million, comprised of $12.9 million in the special mention category, $45.4 million in the substandard category and $8.3 million in real estate owned. Classified assets decreased at June 30, 2012 from the June 30, 2011 level primarily as a result of slight improvements in credit quality and some stabilization of the real estate market. For additional information, see Item 1, “Business - Delinquencies and Classified Assets” in this Form 10-K.

In fiscal 2012, 24 loans for $10.1 million were modified from their original terms, were re-underwritten and were identified in the Corporation's asset quality reports as restructured loans. As of June 30, 2012, the outstanding balance of restructured loans was $25.1 million: 12 loans were classified as pass, were not included in the classified asset totals described earlier and remained on accrual status ($5.5 million); three loans were classified as special mention and remained on accrual status ($4.0 million); and 41 loans were classified as substandard ($15.6 million, all are on non-accrual status). As of June 30, 2012, 74%, or $18.5 million of the restructured loans have a current payment status.

The allowance for loan losses was $21.5 million at June 30, 2012, or 2.63% of gross loans held for investment, compared to $30.5 million, or 3.34% of gross loans held for investment at June 30, 2011. The allowance for loan losses at June 30, 2012 includes $771,000 of individually evaluated allowances, compared to $14.1 million of individually evaluated allowances at June 30, 2011. The decline in the individually evaluated allowance was primarily attributable to the change in the Bank's charge-off policy. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment. For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment portfolio and upon management's continuing analysis of the factors underlying the quality of the loans held for investment. These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for loan losses are charged against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the loans held for investment. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank's loans held for investment, will not request the Bank to significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory and other conditions beyond the control of the Bank.

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

The gain on sale of loans increased $6.8 million, or 22%, to $38.0 million for fiscal 2012 from $31.2 million in fiscal 2011. The increase was a result of a higher volume of loans originated for sale. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $2.63 billion in fiscal 2012 as compared to $2.11 billion in fiscal 2011, up $524.2 million or 25%. The increase in the loan sale volume in fiscal 2012 was attributable to relatively low mortgage interest rates and more stable real estate markets. The average loan sale margin for PBM during fiscal 2012 was 1.49%, unchanged from fiscal 2011. The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net gain of $5.7 million in fiscal 2012, as compared to a favorable fair-value adjustment that amounted to a net gain of $590,000 in fiscal 2011. The gain on sale of loans in fiscal 2012 also includes a $2.8 million recourse reserve provision on loans sold that are subject to repurchase, compared to a $125,000 recourse reserve recovery in fiscal 2011. The higher recourse reserve provision on loans sold was due primarily to an increase in investor claims and a higher recourse reserve on loans sold to the FHLB - San Francisco under the MFP program. The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net loss of $120,000 in fiscal 2012, as compared to a net loss of $1.4 million in fiscal 2011. The net loss in fiscal 2012 was comprised of a $287,000 net loss on the sale of 98 real estate owned properties and net operating expenses of $835,000, partly offset by a $1.0 million recovery from the loss reserve on real estate owned. The net loss in fiscal 2011 was comprised of net operating expenses of $1.7 million, partly offset by a $185,000 net gain on the sale of 136 real estate owned properties and a $166,000 recovery from the loss reserve on real estate owned.

Non-Interest Expense. Total non-interest expense in fiscal 2012 was $55.4 million, an increase of $10.0 million, or 22%, as compared to $45.4 million in fiscal 2011. The increase in non-interest expense was primarily the result of increases in incentive compensation and other operating expenses.

Salaries and employee benefits increased $9.3 million, or 31%, to $39.3 million in fiscal 2012 from $30.0 million in fiscal 2011. The increase in salaries and employee benefits was primarily due to higher PBM incentive compensation resulting from higher loan originations in fiscal 2012. PBM loan originations were $2.52 billion in fiscal 2012 as compared to $2.15 billion in fiscal 2011, up $373.9 million, or 17%. See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salary and compensation benefits.

Deposit insurance premiums and regulatory assessments decreased $1.3 million, or 50%, to $1.3 million in fiscal 2012 from $2.6 million in fiscal 2011. The decrease was primarily attributable to lower deposit insurance premiums resulting from an improvement in the Bank's risk category rating and the change in the FDIC's methodology for calculating the premium.

Other operating expenses increased $785,000, or 14%, to $6.4 million in fiscal 2012 from $5.7 million in fiscal 2011. The increase in other operating expenses was due primarily to higher PBM loan production related costs.

Income Taxes. The provision for income taxes was $7.9 million for fiscal 2012, representing an effective tax rate of 42.3%, as compared to $10.0 million in fiscal 2011, representing an effective tax rate of 43.2%. The Corporation determined that the above tax rates meet its estimated income tax obligations (see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, “Income Taxes” contained in Item 8 of this Form 10-K).

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

	Year Ended June 30,
	2013			2012			2011
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$994,494	$42,905	4.31%	$1,074,487	$50,505	4.70%	$1,108,087	$57,442	5.18%
Investment securities	21,346	428	2.01%	24,402	528	2.16%	30,364	798	2.63%
FHLB – San Francisco stock	19,271	438	2.27%	24,683	99	0.39%	29,480	110	0.37%
Interest-earning deposits	155,243	390	0.25%	120,187	303	0.25%	134,953	339	0.25%

Total interest-earning assets	1,190,354	44,161	3.71%	1,243,759	51,435	4.14%	1,302,884	58,689	4.50%

Non interest-earning assets	46,723			46,479			59,002

Total assets	$1,237,077			$1,290,238			$1,361,886

Interest-bearing liabilities:
Checking and money market accounts (2)	$287,234	400	0.14%	$278,930	637	0.23%	$261,392	1,019	0.39%
Savings accounts	228,165	578	0.25%	216,971	763	0.35%	206,402	1,142	0.55%
Time deposits	425,452	5,607	1.32%	462,106	7,015	1.52%	471,399	8,099	1.72%

Total deposits	940,851	6,585	0.70%	958,007	8,415	0.88%	939,193	10,260	1.09%

Borrowings	117,641	4,219	3.59%	167,299	6,290	3.76%	263,772	10,680	4.05%

Total interest-bearing liabilities	1,058,492	10,804	1.02%	1,125,306	14,705	1.31%	1,202,965	20,940	1.74%

Non interest-bearing liabilities	25,044			22,325			24,035

Total liabilities	1,083,536			1,147,631			1,227,000

Stockholders’ equity	153,541			142,607			134,886
Total liabilities and stockholders’ equity	$1,237,077			$1,290,238			$1,361,886

Net interest income		$33,357			$36,730			$37,749

Interest rate spread (3)			2.69%			2.83%			2.76%
Net interest margin (4)			2.80%			2.95%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.46%			110.53%			108.31%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $665, $508 and $543 for the years ended June 30, 2013, 2012 and 2011, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $53.6 million, $49.4 million and $45.7 million in fiscal 2013, 2012 and 2011, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Variance

The following tables set forth the effects of changing rates and volumes on interest income and expense of the Corporation for the period presented. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

	Year Ended June 30, 2013 Compared To Year Ended June 30, 2012 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(4,152)	$(3,760)	$312	$(7,600)
Investment securities	(39)	(66)	5	(100)
FHLB – San Francisco stock	462	(21)	(102)	339
Interest-bearing deposits	—	87	—	87
Total net change in income on interest-earning assets	(3,729)	(3,760)	215	(7,274)

Interest-bearing liabilities:
Checking and money market accounts	(249)	19	(7)	(237)
Savings accounts	(213)	39	(11)	(185)
Time deposits	(924)	(557)	73	(1,408)
Borrowings	(288)	(1,867)	84	(2,071)
Total net change in expense on interest-bearing liabilities	(1,674)	(2,366)	139	(3,901)
Net (decrease) increase in net interest income	$(2,055)	$(1,394)	$76	$(3,373)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Year Ended June 30, 2012 Compared To Year Ended June 30, 2011 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(5,358)	$(1,740)	$161	$(6,937)
Investment securities	(141)	(157)	28	(270)
FHLB – San Francisco stock	8	(18)	(1)	(11)
Interest-bearing deposits	—	(36)	—	(36)
Total net change in income on interest-earning assets	(5,491)	(1,951)	188	(7,254)

Interest-bearing liabilities:
Checking and money market accounts	(422)	68	(28)	(382)
Savings accounts	(416)	58	(21)	(379)
Time deposits	(943)	(160)	19	(1,084)
Borrowings	(763)	(3,907)	280	(4,390)
Total net change in expense on interest-bearing liabilities	(2,544)	(3,941)	250	(6,235)
Net (decrease) increase in net interest income	$(2,947)	$1,990	$(62)	$(1,019)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Liquidity and Capital Resources

The Corporation's primary sources of funds are deposits, proceeds from the sale of loans originated and purchased for sale, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, proceeds from FHLB - San Francisco advances, and access to the discount window facility at the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank has been the origination and purchase of loans held for investment and loans held for sale. During the fiscal years ended June 30, 2013, 2012 and 2011, the Bank originated loans in the amounts of $3.58 billion, $2.57 billion and $2.15 billion, respectively, the vast majority of which were sold, as noted below. In addition, the Bank purchased loans for investment from other financial institutions in fiscal 2013, 2012 and 2011 in the amounts of $12.8 million, $8.2 million and $7.1 million, respectively. Total loans sold in fiscal 2013, 2012 and 2011 were $3.52 billion, $2.47 billion and $2.12 billion, respectively. At June 30, 2013, 2012 and 2011, the Bank had loan origination commitments totaling $262.5 million, $222.1 million and $107.7 million, respectively, with undisbursed loan funds of $292,000, $0 and $0, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2013, 2012 and 2011, the net (decrease) increase in deposits was $(38.4) million, $15.6 million and $12.9 million, respectively. On June 30, 2013, time deposits that are scheduled to mature in one year or less were $255.6 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2013, total cash and cash equivalents were $193.8 million, or 16.0% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2013, the remaining financing availability at FHLB - San Francisco was $310.9 million and the remaining unused collateral was $369.4 million. In addition, the Bank has secured a $17.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $18.1 million. As of June 30, 2013, there was no outstanding borrowing under the discount window facility.

The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2013 increased to 41.1% from 38.4% during the same quarter ended June 30, 2012. The increase in the liquidity ratio was due primarily to management's decision to maintain relatively high liquidity as a result of recent market uncertainty and the timing difference between PBM loan originations and loan sale settlements. The increase in liquidity resulted in a lower net interest margin and lower net interest income because liquid assets generally yield lower rates of return than less liquid assets. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements. Under the OCC prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.” As of June 30, 2013, the Bank exceeded the well capitalized requirements with Tier 1 Leverage Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 13.1%, 22.6% and 21.4%, respectively.

Impact of Inflation and Changing Prices

The Corporation's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time as a result of inflation. The impact of inflation is reflected in the increasing cost of the Corporation's operations. Unlike most industrial companies, nearly all assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the prices of goods and services.

Impact of New Accounting Pronouncements

Various elements of the Corporation's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to an understanding of the financial statements of the Corporation. These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan losses, the estimated fair value of derivative financial instruments and the valuation of mortgage servicing rights and real estate owned. These policies and judgments, estimates and assumptions are described in greater detail in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled “Organization and Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management believes that judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these critical accounting policies, changes to the judgments, estimates and assumptions used could result in material differences in the results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk. The Corporation does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments. Furthermore, the Corporation is not subject to foreign currency exchange rate risk or commodity price risk. The primary market risk that the Corporation faces is interest rate risk. For information regarding the sensitivity to interest rate risk of the Corporation's interest-earning assets and interest-bearing liabilities, see “Interest Rate Risk” below and Item 1, “Business - Lending Activities - Maturity of Loans Held for Investment,” “- Investment Securities Activities,” and “- Deposit Activities and Other Sources of Funds - Time Deposits by Maturities” in this Form 10-K.

Qualitative Aspects of Market Risk. The Corporation's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB - San Francisco advances as a secondary source of funding. Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to five years. For additional information, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Interest Rate Risk. The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Corporation, through the Corporation's Asset-Liability Committee, has sought to reduce the exposure of its earnings to changes in interest rates by managing the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by retaining loans with interest rates subject to periodic market adjustments. In addition, the Corporation maintains a liquid investment portfolio primarily comprised of U.S. government agency MBS and government sponsored enterprise MBS that reprice frequently. The Corporation relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding which can be structured with favorable interest rate risk characteristics. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts.

The Corporation produces an internal interest rate risk model that measures interest rate risk by modeling the change in Net Portfolio Value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points with no effect given to any steps that management might take to counter the effect of the interest rate change.

The following table sets forth as of June 30, 2013 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$261,376	$83,185	$1,293,788	20.20%	+576 bp
+300 bp	$242,934	$64,743	$1,280,098	18.98%	+454 bp
+200 bp	$228,145	$49,954	$1,270,566	17.96%	+352 bp
+100 bp	$206,471	$28,280	$1,255,209	16.45%	+201 bp
- bp	$178,191	$—	$1,233,699	14.44%	- bp
-100 bp	$162,473	$(15,718)	$1,223,001	13.28%	-116 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2013 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The Corporation's balance sheet position as of June 30, 2013 can be summarized as follows: if interest rates increase, the NPV of the Corporation is expected to increase since almost all of the Corporation's loans held for investment are adjustable rate loans. Conversely, if the interest rates decrease, the NPV of the Corporation is expected to decrease.

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2013 and 2012.

	At June 30, 2013	At June 30, 2012
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	14.44%	12.00%
Post-Shock NPV Ratio: NPV as a % of PV Assets	13.28%	12.08%
Sensitivity Measure: Change in NPV Ratio	116 bp	8 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at June 30, 2013 and 2012.

At June 30, 2013		At June 30, 2012
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	16.40%	+400 bp	29.57%
+300 bp	19.68%	+300 bp	30.42%
+200 bp	14.30%	+200 bp	23.10%
+100 bp	10.14%	+100 bp	18.09%
-100 bp	(16.81)%	-100 bp	(4.69)%

At both June 30, 2013 and 2012, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 8.  Financial Statements and Supplementary Data

Please refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in this Form 10-K and incorporated into this Item 8 by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2013 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of the Corporation's internal control over financial reporting was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which include controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet (Schedule RC), Income Statement (Schedule RI) and Changes in Bank Equity Capital (Schedule RI-A).

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Corporation's internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of internal control over financial reporting as of June 30, 2013, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on the Corporation's internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2013. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2013.

Date: September 13, 2013
/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
                            Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Corporation's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Bank Equity Capital on schedule RI-A. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Corporation and our report dated September 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Los Angeles, California
September 13, 2013

Item 9B.  Other Information

Not applicable.

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

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.  For information regarding the Corporation’s executive officers, see Item 1, “Business - Executive Officers” in this Form 10-K.

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

Audit Committee and Audit Committee Financial Expert

The Corporation has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The audit committee consists of three independent directors of the Corporation: Joseph P. Barr, Judy A. Carpenter and Debbi H. Guthrie.  The Corporation has designated Joseph P. Barr, Audit Committee Chairman, as its audit committee financial expert.  Mr. Barr is independent, as independence for audit committee members is defined under the listing standards of the NASDAQ Stock Market, a Certified Public Accountant in California and Ohio and has been practicing public accounting for over 40 years.

Nominating Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements
See Exhibit 13 to Consolidated Financial Statements beginning on this Form 10-K.

2. Financial Statement Schedules

Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b) Exhibits
Exhibits are available from the Corporation by written request

3.1 (a)	Certificate of Incorporation of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.1 (b)	Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009

3.1 (c)	Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on August 5, 2013)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

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

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

(*)
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

Date: September 13, 2013	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 13, 2013
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 13, 2013
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 13, 2013
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 13, 2013
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 13, 2013
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 13, 2013
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	September 13, 2013
Roy H. Taylor

/s/ William E. Thomas	Director	September 13, 2013
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements

______________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm
______________________________________________________________________________________________________

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2013, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 13, 2013

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
______________________________________________________________________________________________________

(In Thousands, Except Share Information)	June 30, 2013	June 30, 2012
Assets
Cash and cash equivalents	$193,839	$145,136
Investment securities – available for sale, at fair value	19,510	22,898
Loans held for investment, net of allowance for loan losses of $14,935 and $21,483, respectively	748,397	796,836
Loans held for sale, at fair value	188,050	231,639
Accrued interest receivable	2,992	3,277
Real estate owned, net	2,296	5,489
Federal Home Loan Bank (“FHLB”) – San Francisco stock	15,273	22,255
Premises and equipment, net	6,691	6,600
Prepaid expenses and other assets	33,993	26,787

Total assets	$1,211,041	$1,260,917

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$57,835	$55,688
Interest-bearing deposits	865,175	905,723
Total deposits	923,010	961,411

Borrowings	106,491	126,546
Accounts payable, accrued interest and other liabilities	21,566	28,183
Total liabilities	1,051,067	1,116,140

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,661,865 and 17,619,865 shares issued; 10,386,399 and 10,856,027 shares outstanding, respectively)	177	176
Additional paid-in capital	87,742	86,758
Retained earnings	179,816	156,560
Treasury stock at cost (7,275,466 and 6,763,838 shares, respectively)	(108,315)	(99,343)
Accumulated other comprehensive income, net of tax	554	626

Total stockholders’ equity	159,974	144,777

Total liabilities and stockholders’ equity	$1,211,041	$1,260,917

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2013	2012	2011
Interest income:
Loans receivable, net	$42,905	$50,505	$57,442
Investment securities	428	528	798
FHLB – San Francisco stock	438	99	110
Interest-earning deposits	390	303	339
Total interest income	44,161	51,435	58,689

Interest expense:
Deposits	6,585	8,415	10,260
Borrowings	4,219	6,290	10,680
Total interest expense	10,804	14,705	20,940

Net interest income	33,357	36,730	37,749
(Recovery) provision for loan losses	(1,499)	5,777	5,465
Net interest income, after (recovery) provision for loan losses	34,856	30,953	32,284

Non-interest income:
Loan servicing and other fees	1,093	733	892
Gain on sale of loans, net	68,493	38,017	31,194
Deposit account fees	2,449	2,438	2,504
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	916	(120)	(1,351)
Gain on sale of premises and equipment	—	—	1,089
Card and processing fees	1,292	1,282	1,274
Other	957	800	755
Total non-interest income	75,200	43,150	36,357

Non-interest expense:
Salaries and employee benefits	50,450	39,283	29,966
Premises and occupancy	4,432	3,763	3,270
Equipment expense	1,830	1,488	1,526
Professional expense	1,858	1,904	1,669
Sales and marketing expense	1,859	1,187	672
Deposit insurance premium and regulatory assessments	1,066	1,296	2,610
Other	5,848	6,444	5,659
Total non-interest expense	67,343	55,365	45,372

Income before income taxes	42,713	18,738	23,269
Provision for income taxes	16,916	7,928	10,049
Net income	$25,797	$10,810	$13,220

Basic earnings per share	$2.43	$0.96	$1.16
Diluted earnings per share	$2.38	$0.96	$1.16
Cash dividends per share	$0.24	$0.14	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2013	2012	2011
Net income	$25,797	$10,810	$13,220

Change in unrealized holding losses on securities available for sale and interest-only strips	(124)	(21)	(50)
Reclassification of (gains) losses to net income	—	—	—
Other comprehensive loss, before income tax benefit	(124)	(21)	(50)
Income tax benefit	52	9	21
Other comprehensive loss	(72)	(12)	(29)
Total comprehensive income	$25,725	$10,798	$13,191
The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
______________________________________________________________________________________________________

(In Thousands, Except Share	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Stock Compensation	Accumulated Other Compre-hensive Income (Loss), Net of Tax
Information)	Shares	Amount						Total
Balance at June 30, 2010	11,406,654	$176	$85,663	$134,558	$(93,942)	$(203)	$667	$126,919

Net income				13,220				13,220
Other comprehensive loss							(29)	(29)
Distribution of restricted stock	12,000							—
Amortization of restricted stock			477					477
Award of restricted stock			(1,292)		1,292			—
Stock options expense			481					481
Allocation of contribution to ESOP			103			203		306
Cash dividends				(456)				(456)
Balance at June 30, 2011	11,418,654	176	85,432	147,322	(92,650)	—	638	140,918

Net income				10,810				10,810
Other comprehensive loss							(12)	(12)
Purchase of treasury stock (1)	(683,127)				(6,693)			(6,693)
Distribution of restricted stock	111,500							—
Amortization of restricted stock			609					609
Exercise of stock options	9,000		72					72
Stock options expense			645					645
Cash dividends				(1,572)				(1,572)
Balance at June 30, 2012	10,856,027	176	86,758	156,560	(99,343)	—	626	144,777

Net income				25,797				25,797
Other comprehensive loss							(72)	(72)
Purchase of treasury stock (1)	(584,678)				(8,959)			(8,959)
Forfeiture of restricted stock			13		(13)			—
Distribution of restricted stock	73,050							—
Amortization of restricted stock			310					310
Exercise of stock options	42,000	1	295					296
Stock options expense			458					458
Tax effect from stock-based compensation			(92)					(92)
Cash dividends				(2,541)				(2,541)
Balance at June 30, 2013	10,386,399	$177	$87,742	$179,816	$(108,315)	$—	$554	$159,974

(1)	Includes the repurchase of 12,779 shares in fiscal 2012 and 13,591 shares in fiscal 2013 of distributed restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$25,797	$10,810	$13,220
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,746	1,357	1,417
(Recovery) provision for loan losses	(1,499)	5,777	5,465
Recovery of losses on real estate owned	(98)	(1,002)	(166)
Gain on sale of loans, net	(68,493)	(38,017)	(31,194)
(Gain) loss on sale of real estate owned, net	(1,213)	287	(185)
Gain on sale of premises and equipment, net	—	—	(1,080)
Stock-based compensation	768	1,254	958
ESOP expense	—	—	304
Provision for deferred income taxes	4,275	1,282	3,922
Tax effect from stock-based compensation	92	—	—
Increase (decrease) in accounts payable, accrued interest and other liabilities	1,051	2,372	(1,731)
Decrease in prepaid expenses and other assets	2,589	2,688	1,471
Loans originated for sale	(3,496,531)	(2,516,637)	(2,143,543)
Proceeds from sale of loans	3,586,581	2,517,505	2,148,728
Net cash provided by (used for) operating activities	55,065	(12,324)	(2,414)

Cash flows from investing activities:
Decrease in loans held for investment, net	40,816	62,149	85,769
Maturity and calls of investment securities	—	—	3,250
Principal payments from investment securities	3,295	3,341	5,534
Redemption of FHLB – San Francisco stock	6,982	4,721	4,819
Proceeds from sale of real estate owned	13,408	19,895	38,750
Proceeds from the sale of premises and equipment	—	—	2,189
Purchase of premises and equipment	(1,111)	(2,595)	(879)
Net cash provided by investing activities	63,390	87,511	139,432

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2013	2012	2011
Cash flows from financing activities:
(Decrease) increase in deposits, net	(38,401)	15,644	12,834
Proceeds from long-term borrowings	—	10,000	30,000
Repayments of long-term borrowings	(20,055)	(90,052)	(133,049)
ESOP loan payment	—	—	2
Treasury stock purchases	(8,959)	(6,693)	—
Exercise of stock options	296	72	—
Tax effect from stock-based compensation	(92)	—	—
Cash dividends	(2,541)	(1,572)	(456)
Net cash used for financing activities	(69,752)	(72,601)	(90,669)

Net increase in cash and cash equivalents	48,703	2,586	46,349
Cash and cash equivalents at beginning of year	145,136	142,550	96,201
Cash and cash equivalents at end of year	$193,839	$145,136	$142,550
Supplemental information:
Cash paid for interest	$10,935	$15,249	$21,582
Cash paid for income taxes	$15,195	$5,110	$8,380
Transfer of loans held for sale to held for investment	$4,601	$2,567	$283
Real estate acquired in the settlement of loans	$10,976	$24,113	$47,316

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 1: Organization and Summary of Significant Accounting Policies

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

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of Provident Bank.  The Bank's activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, commercial business and,  to a lesser extent, construction and consumer loans.  Deposits are collected primarily from 15 banking locations located in Riverside and San Bernardino counties in California.  PBM's activities include originating single-family loans, primarily first mortgages for sale to investors and to a lesser extent, for investment by the Bank.  Loans are primarily originated in Southern California and Northern California by loan agents employed by the Bank, from its banking locations and freestanding lending offices.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Fairfield, Glendora, Hermosa Beach, Pleasanton, Rancho Cucamonga (2), Riverside (4), Roseville, San Diego, San Rafael, Santa Barbara, Stockton and Westlake Village, California.

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

Investment securities
The Corporation classifies its qualifying investments as available for sale or held to maturity.  The Corporation’s policy of classifying investments as held to maturity is based upon its ability and management’s positive intent to hold such securities to maturity.  Securities expected to be held to maturity are carried at amortized historical cost.  All other securities are classified as available for sale and are carried at fair value.  Fair value is determined based upon quoted market prices.  Changes in net unrealized gains (losses) on securities available for sale are included in accumulated other comprehensive income, net of tax.  Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method.  Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method.

Investment securities are reviewed annually for possible other-than-temporary impairment (“OTTI”). For debt securities, an OTTI is evident if the Corporation intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized.  However, even if the Corporation does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Corporation must evaluate expected cash flows to be received and determine if a credit loss has occurred.  In the event of a credit loss, the credit component of the impairment is recognized within non-interest income and the non-credit component is recognized through accumulated other comprehensive income, net of tax.  For equity securities, management evaluates the securities in an unrealized

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Corporation’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value.  If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within non-interest income.

PBM activities
Mortgage loans are originated for both investment and sale to the secondary market.  Since the Corporation is primarily a single-family adjustable-rate mortgage (“ARM”) lender for its own portfolio, a high percentage of fixed-rate loans are originated for sale to institutional investors.

Accounting Standards Codification (“ASC”) No. 825, “Financial Instruments,” allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings.  The option may be applied instrument by instrument, but it is irrevocable.  The Corporation has elected the fair value option on PBM loans held for sale.  Fair value is generally determined by measuring the value of outstanding loan sale commitments in comparison to investors’ current yield requirements as calculated on the aggregate loan basis.  Loans are generally sold without recourse, other than standard representations and warranties, except those loans that were sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which has a specific recourse provision, which is described below.  A high percentage of loans are sold on a servicing released basis.  In some transactions, primarily loans sold under the MPF program, the Corporation may retain the servicing rights in order to generate servicing income.  Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan’s contractual interest rate.

Loans sold to the FHLB – San Francisco under the MPF program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  On October 6, 2006, the FHLB – San Francisco announced that it would no longer offer new commitments to purchase mortgage loans from its members, but it would retain its existing portfolio of mortgage loans.  As of June 30, 2013, the Bank serviced $52.1 million of loans under this program and has established a recourse liability of $746,000 as compared to $68.0 million of loans serviced and a recourse liability of $734,000 at June 30, 2012.  A net realized loss of $194,000, $439,000 and $9,000 was recognized in fiscal 2013, 2012 and 2011, respectively, under this program.  The increases in the recourse liability and recognized losses in fiscal 2013 and 2012 were primarily due to the cumulative loan losses which have largely extinguished the first loss account established by the FHLB – San Francisco.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2013, 2012 and 2011, the Bank repurchased $1.4 million, $1.6 million and $0 of single-family loans, respectively.  Other repurchase requests were settled for $5.6 million, $439,000 and $2.0 million in fiscal 2013, 2012 and 2011, respectively, which did not result in the repurchase of the loan itself. In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $1.3 million and $5.4 million for loans sold to other investors as of June 30, 2013 and 2012, respectively.

In December 2012, the Bank entered into a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor. The settlement agreement was executed and paid in February 2013. The settlement required the accrual of an additional recourse provision of $1.5 million during the second quarter of fiscal 2013 which fully funded the settlement amount in addition to the recourse reserve that had already been provided in prior periods for this investor. This investor purchased approximately 39% percent of the Corporation’s total loan sale volume from January 1, 2005 through December 31, 2011 and accounted for approximately 64% percent of all recourse claims paid prior to the settlement.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Activity in the recourse liability for the years ended June 30, 2013 and 2012 was as follows:

(In Thousands)	2013	2012
Balance, beginning of year	$6,183	$4,216
Recourse provision	1,739	2,825
Net settlements in lieu of loan repurchases	(5,811)	(858)
Balance, end of the year	$2,111	$6,183

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2013, 2012 and 2011 were $299,000, $131,000 and $252,000, respectively.  As of June 30, 2013 and 2012, the Bank’s recourse liability was $89,000 and $88,000, respectively, for future loan sale premium refunds.

Gains or losses on the sale of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated book value of the loans sold.  When loans are sold with servicing retained, the carrying value of the loans is allocated between the portion sold and the portion retained (i.e., mortgage servicing assets and interest-only strips), based on estimates of their respective fair values.

Mortgage servicing assets (“MSA”) are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of MSA is based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The Bank periodically evaluates MSA for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  MSA at June 30, 2013 had a carrying value of $334,000 and a fair value of $395,000, compared to a carrying value of $327,000 and a fair value of $398,000 at June 30, 2012 (see Note 4 of the Notes to Consolidated Financial Statements, “Mortgage Loan Servicing and Loans Originated for Sale.”).

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2013 and 2012, the fair value of the interest-only strips was $98,000 and $130,000, respectively, and the net unrealized gain after statutory taxes of the interest-only strips was $56,000 and $74,000, respectively.

Loans held for sale
Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda, Marin, Placer and Solano counties and surrounding counties in Northern California.  The loans have been hedged with loan sale commitments, To-be-Announced ("TBA") Mortgage-Backed-Securities ("MBS") trades and option contracts.  The loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.  The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option (ASC 825, “Financial Instruments”) on loans held for sale.

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

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method.  Amortization is discontinued for non-performing loans.  Interest receivable represents, for the most part, the current month’s interest, which will be included as a part of the borrower’s next monthly loan

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

payment.  Interest receivable is accrued only if deemed collectible.  Loans are placed on non-performing status when they become 90 days past due or if the loan is deemed impaired.  When a loan is placed on non-performing status, interest accrued but not received is reversed against interest income.  Interest income on non-performing loans is subsequently recognized only to the extent that cash is received and the loans’ principal balance is deemed collectible.  If the principal balance is not deemed collectible, the entire payment received (principal and interest) is applied to the outstanding loan balance. Non-performing loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history and when future payments are expected to be collected.

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

To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, their most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Corporation.  The Corporation re-underwrites the loan with the borrower's updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

The Corporation measures the allowance for loan losses of restructured loans based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

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

Real estate owned
Real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired, less estimated selling costs.  Subsequent to foreclosure, the Corporation charges current earnings for estimated losses if the carrying value of the property exceeds its fair value.  Gains or losses on the sale of real estate are recognized upon disposition of the property.   Costs relating to improvement, maintenance and repairs of the property are expensed as incurred under gain (loss) on sale and operations of real estate owned acquired in the settlement of loans within the consolidated statements of operations.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2013, the estimated deferred tax asset was $4.4 million, a $4.2 million or 49 percent decrease, from $8.6 million at June 30, 2012. The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains, the increase in the deferred tax asset resulted primarily from items related to non-accruing loans, fair value adjustments, loss reserve adjustments and FHLB stock dividend redemptions. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2013 or 2012, other than the $825,000 tax liability at June 30, 2012 related to the prior period adjustment for fiscal 2009 established as a result of the Corporation’s overstatement of certain income items for tax reporting purposes from 2006 through 2007,  resulting in an overpayment of taxes and an understatement of the deferred tax liability.

Bank owned life insurance (“BOLI”)
ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation adopted ASC 715-60-35 using the latter option, i.e., based on the future death benefit. The Bank purchases BOLI policies on the lives of certain executive officers while they are employed by the Bank and is the owner and beneficiary of the policies.  The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs.  The Bank records these BOLI policies within prepaid expenses and other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with changes recorded in other non-interest income in the Consolidated Statements of Operations.

Cash dividend
A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors, who take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.   Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. See Note 21 of the Notes to Consolidated Financial Statements regarding the subsequent event related to the cash dividend.

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2013, the Corporation repurchased 571,087 shares under the April 2012 and March 2013 stock repurchase plans with an average cost of $15.32 per share.  The April 2012 plan was completed in March 2013.  During fiscal 2013, the Corporation also repurchased 13,591 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average cost of $15.65 per share.  As of June 30, 2013, a total of 122,731 shares, or 23%, of the shares authorized in the March 2013 stock repurchase plan have been repurchased (at an average cost of $15.78 per share), leaving 399,792 shares available for future purchases.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

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

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  The adoption of ASC 718 resulted in stock-based compensation expense related to issued and unvested stock option grants.  The stock-based compensation expense, inclusive of restricted stock expense, for the years ended June 30, 2013, 2012 and 2011 was $768,000, $1.3 million and $958,000, respectively.  During fiscal 2013, total cash provided by (used for) operating activities or financing activities related to the tax effect from stock-based compensation was $92,000. There was no cash provided by (used for) operating activities or financing activities, related to the tax effect from stock-based compensation in fiscal 2012 and 2011.

Employee Stock Ownership Plan ("ESOP")
Up to March 31, 2011, the Corporation recognized compensation expense when shares were committed to be released to employees in an amount equal to the fair value of the shares committed.  The difference between the amount of compensation expense and the cost of the shares released was recorded as additional paid-in capital. Subsequent to March 31, 2011, the Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date.

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the accompanying consolidated financial statements.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2013 and 2012, the accrued liability for post retirement benefits was $253,000 and $292,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

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

Accounting standard updates (“ASU”)

ASU 2011-11:
In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU enhances disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  This information enables users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of set off associated with certain financial instruments and derivative instruments in the scope of this ASU.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

those amendments retrospectively for all comparative periods presented.  The adoption of this ASU is not expected to have a material impact on the Corporation's consolidated financial statements; however, there will be a significant impact related to the footnotes to the financial statements upon adoption.
.

ASU 2013-01:
In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU amends ASU 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in ASU 2011-11. The amendments were effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Corporation's consolidated financial statements; however, there will be a significant impact related to the footnotes to the financial statements upon adoption.

ASU 2013-02:
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. " This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. The Corporation's adoption of this ASU did not have a material impact on its consolidated financial statements and the required disclosures are included in Note 20.

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2013 and 2012 were as follows:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$10,361	$455	$—	$10,816	$10,816
U.S. government sponsored enterprise MBS	7,255	420	—	7,675	7,675
Private issue CMO (1)	1,036	1	(18)	1,019	1,019
Total investment securities	$18,652	$876	$(18)	$19,510	$19,510

(1)	Collateralized Mortgage Obligations (“CMO”).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$11,854	$460	$—	$12,314	$12,314
U.S. government sponsored enterprise MBS	8,850	492	—	9,342	9,342
Private issue CMO	1,243	4	(5)	1,242	1,242
Total investment securities	$21,947	$956	$(5)	$22,898	$22,898

In fiscal 2013 and 2012, the Corporation received MBS principal payments of $3.3 million and $3.3 million, respectively, and did not purchase or sell investment securities; while in fiscal 2011, the Corporation received MBS principal payments of $5.5 million, and a $3.3 million of investment securities was called by the issuer.

As of June 30, 2013 and 2012, the Corporation held investments with an unrealized loss position totaling $18,000 and $5,000, respectively, consisting of the following:

As of June 30, 2013	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$848	$18	$—	$—	$848	$18
Total	$848	$18	$—	$—	$848	$18

As of June 30, 2012	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$—	$—	$183	$5	$183	$5
Total	$—	$—	$183	$5	$183	$5

As of June 30, 2013, the unrealized holding losses relate to one adjustable rate private issue CMO which has been in an unrealized loss position for less than 12 months. This compares to the unrealized holding losses of the another adjustable rate private issue CMO which was in an unrealized loss position for more than 12 months at June 30, 2012.  The unrealized holding losses were primarily the result of market interest rate movement, perceived credit and liquidity concerns on privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of June 30, 2013 and 2012.  The Corporation does not believe that there are any other-than-temporary impairments at June 30, 2013 and 2012; therefore, no impairment losses have been recorded for fiscal 2013, 2012 and 2011.  The Corporation intends and has the ability to hold the debt securities until maturity and will not likely be required to sell the debt securities before realizing a full recovery.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Contractual maturities of investment securities as of June 30, 2013 and 2012 were as follows:

	June 30, 2013		June 30, 2012
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	18,652	19,510	21,947	22,898
Total investment securities	$18,652	$19,510	$21,947	$22,898

Note 3: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	June 30, 2013	June 30, 2012
Mortgage loans:
Single-family	$404,341	$439,024
Multi-family	262,316	278,057
Commercial real estate	92,488	95,302
Construction	292	—
Other	—	755
Commercial business loans	1,687	2,580
Consumer loans	437	506
Total loans held for investment, gross	761,561	816,224

Undisbursed loan funds	(292)	—
Deferred loan costs, net	2,063	2,095
Allowance for loan losses	(14,935)	(21,483)
Total loans held for investment, net	$748,397	$796,836

As of June 30, 2013, the Corporation had $33.3 million in mortgage loans that were subject to negative amortization, consisting of $24.4 million in multi-family loans, $5.1 million in single-family loans and $3.8 million in commercial real estate loans. This compares to $40.2 million of negative amortization mortgage loans at June 30, 2012, consisting of $26.7 million in multi-family loans, $6.5 million in single-family loans and $7.0 million in commercial real estate loans.  During fiscal 2013, no loan interest income was added to the negative amortization loan balance, as compared to $13,000 of loan interest income in the comparable period of fiscal 2012.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of June 30, 2013 and 2012, the interest-only ARM loans were $188.5 million and $214.2 million, or 24.7% and 26.2% of gross loans held for investment, respectively.

The following table sets forth information at June 30, 2013 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

loans comprised 5% of loans held for investment at June 30, 2013, unchanged from June 30, 2012.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$371,167	$11,749	$4,838	$2,237	$14,350	$404,341
Multi-family	141,664	8,249	91,265	10,378	10,760	262,316
Commercial real estate	44,573	2,313	30,967	688	13,947	92,488
Construction	292	—	—	—	—	292
Commercial business loans	793	—	—	—	894	1,687
Consumer loans	420	—	—	—	17	437
Total loans held for investment, gross	$558,909	$22,311	$127,070	$13,303	$39,968	$761,561

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

In compliance with the regulatory reporting requirements of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  Subsequent recoveries, if any, are credited to the allowance. Recoveries may include payments from the cost recovery method, mortgage insurance payments or other cash receipts. The allowance for loan losses for non-performing loans is determined by applying ASC 310, “Receivables,”.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, individually evaluated allowances are calculated based on their fair values and if their fair values are higher than their loan balances, no allowances are required.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The following tables summarize the Corporation’s allowance for loan losses at June 30, 2013 and 2012:

(In Thousands)	June 30, 2013	June 30, 2012
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$8,949	$15,189
Multi-family	4,689	3,524
Commercial real estate	1,053	1,810
Other	—	7
Commercial business loans	78	169
Consumer loans	12	13
Total collectively evaluated allowance	14,781	20,712

Individually evaluated for impairment:
Mortgage loans:
Single-family	113	744
Multi-family	—	27
Commercial business loans	41	—
Total individually evaluated allowance	154	771
Total loan loss allowance	$14,935	$21,483

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:

(In Thousands)	Year Ended June 30,
	2013	2012	2011

Balance, beginning of year	$21,483	$30,482	$43,501
(Recovery) provision for loan losses	(1,499)	5,777	5,465
Recoveries	762	375	27
Charge-offs	(5,811)	(15,151)	(18,511)
Balance, end of year	$14,935	$21,483	$30,482

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses or charge-offs at June 30, 2013 and 2012:

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$9,908	$(2,350)	$7,558
Without a related allowance (2)	5,665	—	5,665
Total single-family loans	15,573	(2,350)	13,223

Multi-family:
With a related allowance	4,519	(1,320)	3,199
Without a related allowance (2)	558	—	558
Total multi-family loans	5,077	(1,320)	3,757

Commercial real estate:
Without a related allowance (2)	4,572	—	4,572
Total commercial real estate loans	4,572	—	4,572

Commercial business loans:
With a related allowance	189	(59)	130
Total commercial business loans	189	(59)	130

Total non-performing loans	$25,411	$(3,729)	$21,682

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$26,214	$(5,476)	$20,738
Without a related allowance (2)	8,352	—	8,352
Total single-family loans	34,566	(5,476)	29,090

Multi-family:
With a related allowance	1,806	(349)	1,457
Total multi-family loans	1,806	(349)	1,457

Commercial real estate:
With a related allowance	3,820	(573)	3,247
Total commercial real estate loans	3,820	(573)	3,247

Other:
Without a related allowance (2)	522	—	522
Total other loans	522	—	522

Commercial business loans:
With a related allowance	246	(74)	172
Total commercial business loans	246	(74)	172

Total non-performing loans	$40,960	$(6,472)	$34,488

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At June 30, 2013 and 2012, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses or charge-offs, as of June 30, 2013 and 2012:

As of June 30, 2013 (In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$2,089	$1,650	$1,801	$7,683	$13,223
Multi-family	2,109	383	—	1,265	3,757
Commercial real estate	1,183	—	1,744	1,645	4,572
Commercial business loans	—	—	—	130	130
Total	$5,381	$2,033	$3,545	$10,723	$21,682

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

As of June 30, 2012 (In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$8,291	$6,877	$3,141	$10,781	$29,090
Multi-family	967	—	—	490	1,457
Commercial real estate	1,002	1,735	—	510	3,247
Other	—	—	—	522	522
Commercial business loans	—	131	—	41	172
Total	$10,260	$8,743	$3,141	$12,344	$34,488

During the fiscal years ended June 30, 2013, 2012 and 2011, the Corporation’s average investment in non-performing loans was $24.2 million, $34.4 million and $50.2 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal years ended June 30, 2013, 2012 and 2011, interest income of $885,000, $1.5 million and $2.3 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $878,000 , $876,000 and $1.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, and was not included in the loan interest income; while $542,000, $0 and $0, respectively, were collected and applied to the net loan balances.

The effect of the non-performing loans on interest income for the years ended June 30, 2013, 2012 and 2011 is presented below:

(In Thousands)	Year Ended June 30,
	2013	2012	2011

Contractual interest due	$1,763	$2,432	$3,605
Interest recognized	(885)	(1,556)	(2,313)
Net foregone interest	$878	$876	$1,292

For the fiscal year ended June 30, 2013, there were no new restructured loans.  This compares to 24 loans with a total balance of $10.1 million that were restructured during the fiscal year ended June 30, 2012.  During the fiscal year ended June 30, 2013, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  This compares to two restructured loans with a total balance of $771,000 during the fiscal year ended June 30, 2012 that were in default within a 12-month period subsequent to their original restructuring and required an additional provision of $200,000.  Additionally, during the fiscal year ended June 30, 2013, there was one restructured loan for $131,000 whose modification was extended beyond the initial maturity of the modification.  For the fiscal year ended June 30, 2012, 10 restructured loans with a total balance of $5.5 million had their modification extended beyond the initial maturity of the modification.

As of June 30, 2013, the net outstanding balance of the 26 restructured loans was $9.5 million:  one was classified as special mention and remains on accrual status ($434,000); and 25 were classified as substandard ($9.1 million, all of which are on non-accrual status).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of June 30, 2013, $6.5 million, or 68 percent, of the restructured loans were current with respect to their payment status. As of June 30, 2012, the net outstanding balance of 56 restructured loans was $25.1 million: 12 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($5.5 million); three loans are classified as special mention and remain on accrual status ($4.0 million); and 41 loans are classified as substandard ($15.6 million, all are on non-accrual status). As of June 30, 2012, $18.5 million, 74 percent, of the restructured loans have a current payment status.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months; 12 months for those loans that were restructured more than once; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan for the United States Securities and Exchange Commission (“SEC”) reporting purposes.  In addition to the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

payment history described above, multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”) must also demonstrate a combination of the following characteristics to be upgraded to the pass category: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status:

(In Thousands)	June 30, 2013	June 30, 2012
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$5,094	$11,995
Multi-family	2,521	490
Commercial real estate	1,354	2,483
Other	—	522
Commercial business loans	123	165
Total	9,092	15,655

Restructured loans on accrual status:
Mortgage loans:
Single-family	434	6,148
Multi-family	—	3,266
Commercial business loans	—	33
Total	434	9,447
Total restructured loans	$9,526	$25,102

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The following table shows the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2013 and 2012:

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$3,774	$(795)	$2,979
Without a related allowance (2)	2,549	—	2,549
Total single-family loans	6,323	(795)	5,528

Multi-family:
With a related allowance	3,266	(1,006)	2,260
Without a related allowance (2)	261	—	261
Total multi-family loans	3,527	(1,006)	2,521

Commercial real estate:
Without a related allowance (2)	1,354	—	1,354
Total commercial real estate loans	1,354	—	1,354

Commercial business loans:
With a related allowance	180	(57)	123
Total commercial business loans	180	(57)	123

Total restructured loans	$11,384	$(1,858)	$9,526

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

(In Thousands)	June 30, 2012
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$9,465	$(486)	$8,979
Without a related allowance (2)	9,164	—	9,164
Total single-family loans	18,629	(486)	18,143

Multi-family:
With a related allowance	517	(27)	490
Without a related allowance (2)	3,266	—	3,266
Total multi-family loans	3,783	(27)	3,756

Commercial real estate:
With a related allowance	2,921	(438)	2,483
Total commercial real estate loans	2,921	(438)	2,483

Other:
Without a related allowance (2)	522	—	522
Total other loans	522	—	522

Commercial business loans:
With a related allowance	236	(71)	165
Without a related allowance (2)	33	—	33
Total commercial business loans	269	(71)	198
Total restructured loans	$26,124	$(1,022)	$25,102

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2013	2012	2011

Balance, beginning of year	$2,030	$2,036	$2,341
Originations	3,581	2,807	2,742
Sales and payments	(3,587)	(2,813)	(3,047)
Balance, end of year	$2,024	$2,030	$2,036

As of June 30, 2013 and 2012, all of the related-party loans were performing in accordance with their original contractual terms.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:

(In Thousands)	As of June 30,
	2013	2012	2011
Loans serviced for Freddie Mac	$4,160	$4,727	$3,269
Loans serviced for Fannie Mae	34,023	24,063	16,791
Loans serviced for FHLB – San Francisco	52,096	68,013	87,022
Loans serviced for other investors	1,877	2,072	2,269
Total loans serviced for others	$92,156	$98,875	$109,351

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s consolidated statements of operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2013 and 2012, the Corporation held borrowers’ escrow balances related to loans serviced for others of $283,000 and $302,000, respectively.

In estimating fair values of the MSA at June 30, 2013 and 2012, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 24.90% and 26.61%, respectively, and a weighted-average discount rate of 9.11% and 9.10%, respectively.  The CPR was derived from an independent third party vendor and the weighted-average discount rate was derived from market data. The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $334,000 and a fair value of $395,000 at June 30, 2013.  This compares to the MSA at June 30, 2012 which had a carrying value of $327,000 and a fair value of $398,000.  An allowance may be recorded to adjust the carrying value of each category of MSA to the lower of cost or market.  As of June 30, 2013, a total allowance of $200,000 was required for five categories of MSA, compared to a total allowance of $164,000 from four categories of MSA as of June 30, 2012.  Total additions to the MSA during the years ended June 30, 2013, 2012 and 2011 were $104,000, $106,000 and $16,000, respectively.  Total amortization of the MSA during the years ended June 30, 2013, 2012 and 2011 was $61,000, $45,000 and $45,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis as described in Note 1 under PBM activities.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The following table summarizes the Corporation’s MSA for years ended June 30, 2013 and 2012.

	Year Ended June 30,
(Dollars In Thousands)	2013	2012

MSA balance, beginning of fiscal year	$491	$430
Additions	104	106
Amortization	(61)	(45)
MSA balance, end of fiscal year, before allowance	534	491
Allowance	(200)	(164)
MSA balance, end of fiscal year	$334	$327

Fair value, beginning of fiscal year	$398	$589
Fair value, end of fiscal year	$395	$398

Allowance, beginning of fiscal year	$164	$76
Impairment provision	36	88
Allowance, end of fiscal year	$200	$164

Key Assumptions:
Weighted-average discount rate	9.11%	9.10%
Weighted-average prepayment speed	24.90%	26.61%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2014	$130
2015	94
2016	67
2017	43
2018	23
Thereafter	177
Total estimated amortization expense	$534

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2013 and 2012.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2013	2012
MSA net carrying value	$334	$327

CPR assumption (weighted-average)	24.90%	26.61%
Impact on fair value with 10% adverse change in prepayment speed	$(18)	$(18)
Impact on fair value with 20% adverse change in prepayment speed	$(33)	$(34)

Discount rate assumption (weighted-average)	9.11%	9.10%
Impact on fair value with 10% adverse change in discount rate	$(12)	$(11)
Impact on fair value with 20% adverse change in discount rate	$(24)	$(21)

The Corporation has also recorded interest-only strips with a fair value of $98,000, comprised of gross unrealized gains of $96,000 and an unamortized cost of $2,000 at June 30, 2013.   This compares to interest-only strips at June 30, 2012 with a fair value of $130,000, comprised of gross unrealized gains of $127,000 and an unamortized cost of $3,000.  There were no additions to interest-only strips during fiscal 2013, 2012 or 2011.  Total amortization of the interest-only strips during the years ended June 30, 2013, 2012 and 2011 were $1,000, $1,000 and $1,000, respectively.

Loans sold consisted of the following for the years indicated:

(In Thousands)	Year Ended June 30,
	2013	2012	2011
Loans sold:
Servicing – released	$3,506,027	$2,460,281	$2,115,845
Servicing – retained	16,331	13,121	1,999
Total loans sold	$3,522,358	$2,473,402	$2,117,844

During the years ended June 30, 2013, 2012 and 2011, the Corporation sold 20%, 43% and 45%, respectively, of its loans originated for sale to a single investor, other than Freddie Mac or Fannie Mae.  If the Corporation is unable to sell loans to its primary investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Loans held for sale, at fair value, at June 30, 2013 and 2012 consisted of the following:

(In Thousands)	June 30,
	2013	2012
Fixed rate	$183,999	$228,070
Adjustable rate	4,051	3,569
Total loans held for sale, at fair value	$188,050	$231,639

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 5: Real Estate Owned

Real estate owned at June 30, 2013 and 2012 consisted of the following:

(In Thousands)	June 30,
	2013	2012
Real estate owned	$2,440	$5,731
Allowance of estimated real estate owned losses	(144)	(242)
Total real estate owned, net	$2,296	$5,489

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2013, real estate owned was comprised of 10 properties, primarily single-family residences located in Southern California.  This compares to 24 real estate owned properties at June 30, 2012, primarily single-family residences located in Southern California.

During fiscal 2013, the Corporation acquired 25 real estate owned properties in the settlement of loans and sold 39 properties for a net gain of $1.2 million.  In fiscal 2012, the Corporation acquired 68 real estate owned properties in the settlement of loans and sold 98 properties for a net loss of $287,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the years ended June 30, 2013, 2012 and 2011 consisted of the following:

(In Thousands)	Year Ended June 30,
	2013	2012	2011
Net gains (losses) on sale	$1,213	$(287)	$185
Net operating expenses	(395)	(835)	(1,702)
Recovery for estimated losses	98	1,002	166
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	$916	$(120)	$(1,351)

Note 6: Premises and Equipment

Premises and equipment at June 30, 2013 and 2012 consisted of the following:

(In Thousands)	June 30,
	2013	2012
Land	$2,853	$2,853
Buildings	8,135	7,922
Leasehold improvements	2,917	2,814
Furniture and equipment	5,542	4,960
Automobiles	140	123
	19,587	18,672
Less accumulated depreciation and amortization	(12,896)	(12,072)
Total premises and equipment, net	$6,691	$6,600

Depreciation and amortization expense for the years ended June 30, 2013, 2012 and 2011 amounted to $1.0 million, $800,000 and $806,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 7: Deposits

Deposits at June 30, 2013 and 2012 consisted of the following:

(Dollars in Thousands)	June 30, 2013		June 30, 2012
	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$57,835	—	$55,688
Checking deposits – interest-bearing (1)	0% - 0.25%	206,784	0% - 0.30%	204,524
Savings deposits (1)	0% - 1.00%	229,779	0% - 1.00%	226,051
Money market deposits (1)	0% - 2.00%	26,399	0% - 2.00%	29,382
Time deposits (1)
Under $100 (2)	0.00% - 4.88%	206,039	0.00% - 4.88%	231,533
$100 and over	0.10% - 4.88%	196,174	0.25% - 4.88%	214,233
Total deposits		$923,010		$961,411
Weighted-average interest rate on deposits		0.66%		0.76%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

(2)	Includes brokered deposits of $4.7 million and $7.1 million at June 30, 2013 and 2012, respectively.

The aggregate annual maturities of time deposits at June 30, 2013 and 2012 were as follows:

(In Thousands)	June 30,
	2013	2012
One year or less	$255,594	$223,696
Over one to two years	93,919	162,168
Over two to three years	33,193	37,158
Over three to four years	9,010	12,077
Over four to five years	8,930	9,049
Over five years	1,567	1,618
Total time deposits	$402,213	$445,766

Interest expense on deposits for the periods indicated is summarized as follows:

(In Thousands)	Year Ended June 30,
	2013	2012	2011
Checking deposits – interest-bearing	$283	$481	$807
Savings deposits	578	763	1,142
Money market deposits	117	156	212
Time deposits	5,607	7,015	8,099
Total interest expense on deposits	$6,585	$8,415	$10,260

The Corporation is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2013 and 2012 were sufficient to cover the reserve requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2013 and 2012 of $685.4 million and $819.4 million, respectively.  In addition, the Bank pledged investment securities totaling $1.0 million at June 30, 2013 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $1.1 million at June 30, 2012.  At June 30, 2013, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $427.5 million as compared to $450.4 million at June 30, 2012 which was similarly limited.  As of June 30, 2013 and 2012, the remaining/available borrowing facility was $310.9 million and $310.9 million, respectively, and the remaining/available collateral was $369.4 million and $409.0 million, respectively.  As of June 30, 2013 and 2012, the Bank has also secured a $17.2 million and $20.2 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $18.1 million and $21.2 million, respectively.

Borrowings at June 30, 2013 and 2012 consisted of the following:

(In Thousands)	June 30,
	2013	2012
FHLB – San Francisco advances	$106,491	$126,546

In addition to the total borrowings described above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2013 and 2012 were $7.5 million and $10.0 million, respectively; and the outstanding MPF credit enhancement at these dates was $2.5 million and $3.0 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held the required stock investment of $8.7 million and excess capital stock of $6.6 million at June 30, 2013, as compared to the required investment of $9.4 million and excess investment of $12.9 million at June 30, 2012.

In fiscal 2013 and 2012, the FHLB – San Francisco redeemed $7.0 million and $4.7 million of excess capital stock.  In fiscal 2013, 2012 and 2011, the FHLB – San Francisco distributed $438,000, $99,000 and $110,000 of cash dividends, respectively, to the Bank.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2013	2012	2011

Balance outstanding at the end of year: FHLB – San Francisco advances	$106,491	$126,546	$206,598

Weighted-average rate at the end of year: FHLB – San Francisco advances	3.55%	3.53%	3.77%

Maximum amount of borrowings outstanding at any month end: FHLB – San Francisco advances	$126,542	$216,577	$309,643

Average short-term borrowings during the year with respect to (1):
FHLB – San Francisco advances	$61,667	$57,500	$110,833

Weighted-average short-term borrowing rate during the year with respect to (1):
FHLB – San Francisco advances	3.87%	3.54%	4.32%
(1) Borrowings with a remaining term of 12 months or less.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The aggregate annual contractual maturities of borrowings at June 30, 2013 and 2012 are as follows:

(Dollars in Thousands)	June 30,
	2013	2012
Within one year	$65,000	$20,000
Over one to two years	—	65,000
Over two to three years	—	—
Over three to four years	—	—
Over four to five years	10,101	—
Over five years	31,390	41,546
Total borrowings	$106,491	$126,546
Weighted average interest rate	3.55%	3.53%

Note 9: Income Taxes

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

(In Thousands)	Year Ended June 30,
	2013	2012	2011

Current:
Federal	$9,585	$4,984	$4,484
State	3,056	1,662	1,643
	12,641	6,646	6,127
Deferred:
Federal	2,454	947	2,911
State	1,821	335	1,011
	4,275	1,282	3,922
Provision for income taxes	$16,916	$7,928	$10,049

The Corporation's tax effect from non-qualified equity compensation in fiscal 2013 was $(92,000), while there were no deferred tax benefits from non-qualified equity compensation in fiscal 2012 or 2011.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income (loss) before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2013		2012		2011
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$14,950	35.0%	$6,558	35.0%	$8,144	35.0%
State income tax	3,002	7.0%	1,300	6.9%	1,638	7.0%
Changes in taxes resulting from:
Bank-owned life insurance	(64)	(0.1)%	(66)	(0.4)%	(70)	(0.3)%
Non-deductible expenses	63	0.1%	33	0.2%	31	0.1%
Non-deductible stock-based compensation	82	0.2%	110	0.6%	172	0.8%
Release of FIN 48 tax liabilities	(825)	(1.9)%	—	—%	—	—%
Other	(292)	(0.7)%	(7)	—%	134	0.6%
Effective income tax	$16,916	39.6%	$7,928	42.3%	$10,049	43.2%

Deferred tax assets at June 30, 2013 and 2012 by jurisdiction were as follows:

(In Thousands)	June 30,
	2013	2012

Deferred taxes - federal	$3,465	$5,873
Deferred taxes - state	960	2,775
Total net deferred tax assets	$4,425	$8,648

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Net deferred tax assets at June 30, 2013 and 2012 were comprised of the following:

(In Thousands)	June 30,
	2013	2012

Loss reserves	$9,341	$13,858
Non-accrued interest	420	237
Deferred compensation	3,106	3,425
Accrued vacation	323	281
Depreciation	—	28
State taxes	924	181
Other	202	159
Total deferred tax assets	14,316	18,169

FHLB - San Francisco stock dividends	(2,069)	(3,015)
Unrealized gain on derivative financial instruments, at fair value	(2,916)	(1,238)
Unrealized gain on loans held for sale, at fair value	(1,422)	(2,133)
Unrealized gain on investment securities	(360)	(399)
Unrealized gain on interest-only strips	(41)	(53)
Deferred loan costs	(2,577)	(2,683)
Depreciation	(506)	—
Total deferred tax liabilities	(9,891)	(9,521)
Net deferred tax assets	$4,425	$8,648

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2013, the Corporation had no federal and $4.1 million in state net tax loss carryforwards. Based on management's consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2013 and 2012 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

In fiscal year ended June 30, 2012, the Corporation recorded an $825,000 tax liability against the deferred tax asset as a result of a prior period adjustment for fiscal 2009 and an $825,000 charge against retained earnings in stockholders' equity, pursuant to ASC 740-10. The liability was established as a result of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability. The understatement was the result of the early recognition of taxable income in closed tax years that should have been recognized in open tax years. The liability has been established against the deferred tax asset created (or understated deferred tax liability) by the early recognition of taxable income, since the early recognition could be argued by the Internal Revenue Service to not relieve the Corporation of once again recognizing that same taxable income in the appropriate subsequent open tax years. The prior period adjustment was presented as a reduction in other assets and retained earnings. The Corporation was pursuing several remedies including filing a request for accounting method change with federal tax authorities to effectively recover the overpayment of taxes or eliminate any potential duplicate recognition. In August 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change attributable to the Corporation’s overstatement of certain income items.  As a result, the Corporation reversed the $825,000 tax liability which was recorded in fiscal year ended June 30, 2012, decreasing the provision for income taxes for fiscal year ended June 30, 2013.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 30, 2013, 2012, and 2011 is as follows:

(In Thousands)	2013	2012	2011
Balance of prior fiscal year end	$1,961	$1,961	$1,961
Additions based on tax positions related to the current year	—	—	—
Addition for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at June 30	$1,961	$1,961	$1,961

Retained earnings at June 30, 2013 included approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008. The Corporation is under examination by the California Franchise Tax Board for the fiscal years 2009 and 2010. Tax years subsequent to fiscal 2010 remain subject to federal examination, while the California state tax returns for years subsequent to fiscal 2009 are subject to examination by state taxing authorities.  The Corporation believes that it has adequately provided or paid income tax obligations not yet resolved with federal and state tax authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal year ended June 30, 2013 , there were no tax penalties or interest charges.  For fiscal 2012 and 2011, the Corporation paid $14,000 and $34,000 in interest charges, respectively, and paid no penalties and $8,000 of penalties, respectively.

Note 10: Capital

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 Leverage Capital (as defined) to Total Assets (as defined) and of Tier 1 and Total Risk-Based Capital (as defined in the regulations) to Risk-Weighted Assets (as defined).  Management believes, as of June 30, 2013 and 2012, that the Bank met all its capital adequacy requirements.

As of June 30, 2013 and 2012, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum Tier 1 Leverage Capital (to total assets), Tier 1 Risk-Based Capital (to risk-weighted assets) and Total Risk-Based Capital (to risk-weighted assets), as set forth in the following table.  Management is not aware of any conditions or events since the notification that have changed the Bank’s category.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.  In fiscal 2013 and 2012, the Bank declared $10.0 million and $8.0 million of cash dividends to its parent, the Corporation, respectively; in fiscal 2011, the Bank did not declare cash dividends to its parent.

Federal regulations require that institutions with investments in subsidiaries conducting real estate investment and joint venture activities to maintain sufficient capital over the minimum regulatory requirements.  The Bank maintains capital in excess of the minimum requirements.

The Bank’s actual capital amounts and ratios as of June 30, 2013 and 2012 were as follows:

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2013
Tier 1 Leverage Capital	$158,737	13.12%	$48,408	> 4.0%	$60,510	> 5.0%
Tier 1 Risk-Based Capital	$158,737	21.36%	N/A	N/A	$44,582	> 6.0%
Total Risk-Based Capital	$168,201	22.64%	$59,442	> 8.0%	$74,303	> 10.0%

As of June 30, 2012
Tier 1 Leverage Capital	$141,831	11.26%	$50,400	> 4.0%	$63,000	> 5.0%
Tier 1 Risk-Based Capital	$141,831	17.53%	N/A	N/A	$48,555	> 6.0%
Total Risk-Based Capital	$152,087	18.79%	$64,740	> 8.0%	$80,925	> 10.0%

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of a participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $852,000, $563,000 and $451,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2013 and 2012, the accrued liability of the post-retirement compensation agreements was $4.4 million and $3.9 million, respectively; costs are being accrued and expensed annually.  For fiscal 2013 and 2012, the accrued expense for these liabilities was $471,000 and $318,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2013 and 2012, the total outstanding cash surrender value of the BOLI was $6.5 million and $6.3 million, respectively.  For fiscal 2013, 2012 and 2011, the total non-taxable income from the BOLI was $233,000, $236,000 and $242,000, respectively.

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

Subsequent to the repayment of the ESOP loan described previously, the ESOP has become an unleveraged plan which recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  During fiscal 2013, there were 60,000 shares and 44,219 shares that have been purchased in the open market to fulfill the annual discretionary allocation for calendar 2012 and 2013, respectively. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2013, 2012 and 2011 was $1.4 million, $375,000 and $304,000, respectively.  The ESOP shares are allocated every calendar year end and the total shares allocated at December 31, 2012, 2011 and 2010 were 60,000 shares, 60,000 shares and 60,867 shares, respectively.

Note 12: Incentive Plans

As of June 30, 2013, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan. For the years ended June 30, 2013, 2012 and 2011, the compensation cost for these plans was $768,000, $1.3 million and $958,000, respectively.  Net income tax expense recognized in the Consolidated Statements of Operations for share-based compensation plans for the year ended June 30, 2013 was $92,000; and no income tax benefit was recognized in the years ended June 30, 2012 and 2011.
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

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected volatility range	55.2%	—%	55.4%
Weighted-average volatility	55.2%	—%	55.4%
Expected dividend yield	1.2%	—%	1.6%
Expected term (in years)	7.7	—	7.1
Risk-free interest rate	1.2%	—%	2.3%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

In fiscal 2013, there were 20,000 options granted under the Plans with 50% vesting after two years of service and 50% vesting after four years of service. Also in fiscal 2013, the weighted-average fair value of the options granted as of the grant date was $8.35 per option, while 42,000 options were exercised and 24,000 options were forfeited. There was no activity under the Plans in fiscal 2012, except the exercise of 9,000 options. In fiscal 2011, there was no activity, except 412,000 options were granted under the Plans with 50% vesting after two years of service and 50% vesting after four years of service and the weighted-average fair value of the options granted as of the grant date was $3.64 per option. As of June 30, 2013 and 2012, there were 188,450 options and 184,450 options, respectively, available for future grants under the Plans.

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2013, 2012 and 2011.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2010	354,800	$17.45
Granted	412,000	$7.43
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2011	766,800	$12.07	8.31	$321
Vested and expected to vest at June 30, 2011	370,610	$16.59	6.98	$173
Exercisable at June 30, 2011	139,040	$28.31	5.61	$—

Outstanding at June 30, 2011	766,800	$12.07
Granted	—	$—
Exercised	(9,000)	$7.03
Forfeited	—	$—
Outstanding at June 30, 2012	757,800	$12.13	7.32	$2,463
Vested and expected to vest at June 30, 2012	660,800	$12.82	7.08	$2,066
Exercisable at June 30, 2012	345,800	$17.73	5.35	$774

Outstanding at June 30, 2012	757,800	$12.13
Granted	20,000	$16.47
Exercised	(42,000)	$7.03
Forfeited	(24,000)	$7.41
Outstanding at June 30, 2013	711,800	$12.71	6.43	$4,429
Vested and expected to vest at June 30, 2013	668,900	$12.99	6.32	$4,100
Exercisable at June 30, 2013	497,300	$14.62	5.71	$2,785

As of June 30, 2013 and 2012, there was $700,000 and $1.2 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.2 years and 3.0 years, respectively.  The forfeiture rate during fiscal 2013 and 2012 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

There was no restricted stock awarded in fiscal 2013, and the only activity consisted of the vesting and distribution of 73,050 shares and the forfeiture of 1,500 shares. In fiscal 2012, no restricted stock was awarded or forfeited, while 111,500 shares were vested and distributed. In fiscal 2011, a total of 146,000 shares of restricted stock were awarded with 50% vesting after two years of service and 50% vesting after four years of service, additionally 12,000 shares were vested and distributed and no shares were forfeited. As of June 30, 2013 and 2012, there were 169,600 and 168,100 shares, respectively, available for future awards.

The following table summarizes the restricted stock activity in the years ended June 30, 2013, 2012 and 2011.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2010	124,300	$10.29
Awarded	146,000	$7.07
Vested	(12,000)	$25.93
Forfeited	—	$—
Unvested at June 30, 2011	258,300	$7.75
Expected to vest at June 30, 2011	193,725	$7.75

Unvested at June 30, 2011	258,300	$7.75
Awarded	—	$—
Vested	(111,500)	$8.56
Forfeited	—	$—
Unvested at June 30, 2012	146,800	$7.13
Expected to vest at June 30, 2012	117,440	$7.13

Unvested at June 30, 2012	146,800	$7.13
Awarded	—	$—
Vested	(73,050)	$7.19
Forfeited	(1,500)	$7.07
Unvested at June 30, 2013	72,250	$7.07
Expected to vest at June 30, 2013	57,800	$7.07

As of June 30, 2013 and 2012, the unrecognized compensation expense was $505,000 and $820,000, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.0 years and 3.0 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2013 and 2012.  For the years ended June 30, 2013, 2012 and 2011, the fair value of shares vested and distributed was $1.1 million, $922,000 and $83,000, respectively.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

the prior 84 months.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

In fiscal 2013, 2012 and 2011, there was no activity under the Stock Option Plans, except forfeitures of 7,500 shares, 62,700 shares and 67,500 shares, respectively. As of June 30, 2013 and 2012, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

The following is a summary of the activity in the Stock Option Plans for the years ended June 30, 2013, 2012 and 2011.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2010	550,400	$20.52
Granted	—	$—
Exercised	—	$—
Forfeited	(67,500)	$8.28
Outstanding at June 30, 2011	482,900	$22.23	3.06	$—
Vested and expected to vest at June 30, 2011	474,700	$22.20	3.02	$—
Exercisable at June 30, 2011	450,100	$22.11	2.87	$—

Outstanding at June 30, 2011	482,900	$22.23
Granted	—	$—
Exercised	—	$—
Forfeited	(62,700)	$9.67
Outstanding at June 30, 2012	420,200	$24.11	2.47	$—
Vested and expected to vest at June 30, 2012	418,200	$24.13	2.46	$—
Exercisable at June 30, 2012	410,200	$24.21	2.41	$—

Outstanding at June 30, 2012	420,200	$24.11
Granted	—	$—
Exercised	—	$—
Forfeited	(7,500)	$13.67
Outstanding at June 30, 2013	412,700	$24.30	1.51	$—
Vested and expected to vest at June 30, 2013	412,700	$24.30	1.51	$—
Exercisable at June 30, 2013	412,700	$24.30	1.51	$—

As of June 30, 2013, there was no unrecognized compensation expense. This compares to unrecognized compensation expense of $1,000 at June 30, 2012, related to unvested share-based compensation arrangements under the Stock Option Plans, which was recognized over a weighted-average period of less than a year.  The forfeiture rate during fiscal 2013 and 2012 was 20 percent, for both periods and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 13: Earnings Per Share

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

As of June 30, 2013, 2012 and 2011, there were outstanding options to purchase 1.1 million shares, 1.2 million shares and 1.2 million shares of the Corporation’s common stock, respectively, of which 606,500 shares, 594,000 shares and 656,700 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2013, 2012 and 2011, there were outstanding restricted stock awards of 72,250 shares, 146,800 shares and 258,300 shares, respectively, with 800 shares and 12,800 shares at June 30, 2012 and 2011, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$25,797	10,601,145	$2.43
Effect of dilutive shares:
Stock options		160,861
Restricted stock		73,194
Diluted EPS	$25,797	10,835,200	$2.38

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$10,810	11,222,797	$0.96
Effect of dilutive shares:
Stock options		23,941
Restricted stock		40,467
Diluted EPS	$10,810	11,287,205	$0.96

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$13,220	11,389,106	$1.16
Effect of dilutive shares:
Stock options		554
Restricted stock		25,881
Diluted EPS	$13,220	11,415,541	$1.16

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 14: Commitments and Contingencies

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

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:

Amount
Year Ending June 30,	(In Thousands)

2014	$1,348
2015	1,158
2016	940
2017	771
2018	544
Thereafter	428
Total minimum payments required	$5,189

Lease expense under operating leases was approximately $2.2 million, $1.9 million and $1.4 million for the years ended June 30, 2013, 2012 and 2011, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breeched representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of June 30, 2013, the Bank maintained a recourse liability related to these representations and warranties of $1.3 million, which consisted of $600,000 in non-contingent recourse liability and $716,000 in contingent recourse liability.  This compares to a recourse liability of $5.4 million at June 30, 2012, comprised of $2.7 million in non-contingent recourse liability and $2.7 million in contingent recourse liability.  In addition, the Bank maintained a recourse liability of $746,000 and $734,000 at June 30, 2013 and 2012, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

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

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Corporation’s business.  The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Corporation.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of June 30, 2013 and 2012, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $262.5 million and $222.1 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	June 30, 2013	June 30, 2012
(Dollars In Thousands)
Undisbursed loan funds – Construction loans	$292	$—
Undisbursed lines of credit – Mortgage loans	774	1,028
Undisbursed lines of credit – Commercial business loans	952	1,340
Undisbursed lines of credit – Consumer loans	779	863
Commitments to extend credit on loans to be held for investment	6,872	1,720
Total	$9,669	$4,951

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA MBS trades, put option contracts and call option contracts are recorded at fair value on the Consolidated Statements of Financial Condition.  At June 30, 2013, $7.4 million was included in other assets and $1.1 million was included in other liabilities; at June 30, 2012, $4.0 million was included in other assets and $1.3 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in the consolidated statements of operations.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2013 and 2012.

	For the Year Ended June 30,
(In Thousands)	2013	2012
Balance, beginning of the year	$66	$94
Provision (recovery)	49	(28)
Balance, end of the year	$115	$66

The net impact of derivative financial instruments on the gain on sale of loans contained in the Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011 was as follows:

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

(In Thousands)	For the Year Ended June 30,
Derivative Financial Instruments	2013	2012	2011

Commitments to extend credit on loans to be held for sale	$(5,013)	$3,343	$(2,327)
Mandatory loan sale commitments and TBA MBS trades	8,121	(1,895)	4,028
Option contracts	214	(360)	(24)
Total	$3,322	$1,088	$1,677

The outstanding derivative financial instruments at the dates indicated were as follows:

(In Thousands)	June 30, 2013		June 30, 2012
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value

Commitments to extend credit on loans to be held for sale (1)	$255,635	$(1,032)	$220,357	$3,981
Best efforts loan sale commitments	(29,847)	—	(30,498)	—
Mandatory loan sale commitments and TBA MBS trades	(410,897)	6,805	(408,636)	(1,316)
Option contracts	(10,000)	589	(15,000)	36
Total	$(195,109)	$6,362	$(233,777)	$2,701

(1)	Net of 23.6% percent at June 30, 2013 and 33.8% percent at June 30, 2012 of commitments, which management has estimated may not fund.

Note 16: Fair Value of Financial Instruments

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of June 30, 2013:
Loans held for sale, measured at fair value	$188,050	$188,545	$(495)

As of June 30, 2012:
Loans held for sale, measured at fair value	$231,639	$220,849	$10,790

ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

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

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, mandatory loan sale commitments, TBA MBS trades and option contracts.  The fair value of TBA MBS trades is determined using quoted secondary-market prices (Level 2).  The fair values of other derivative financial instruments are determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment (Level 3).

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan (Level 2).

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3), or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy, for which the charge-off will occur when the loan becomes 60 days delinquent (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of its collateral (Level 2). Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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
June 30, 2013

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$10,816	$—	$10,816
U.S. government sponsored enterprise MBS	—	7,675	—	7,675
Private issue CMO	—	—	1,019	1,019
Investment securities	—	18,491	1,019	19,510

Loans held for sale, at fair value	—	188,050	—	188,050
Interest-only strips	—	—	98	98

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,338	1,338
Mandatory loan sale commitments	—	—	405	405
TBA MBS trades	—	7,251	—	7,251
Option contracts	—	—	589	589
Derivative assets	—	7,251	2,332	9,583
Total assets	$—	$213,792	$3,449	$217,241

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$2,370	$2,370
Mandatory loan sale commitments	—	—	322	322
TBA MBS trades	—	529	—	529
Derivative liabilities	—	529	2,692	3,221
Total liabilities	$—	$529	$2,692	$3,221

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2012	$1,242	$130	$3,981	$(163)	$36	$5,226
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(68,123)	156	214	(67,753)
Included in other comprehensive loss	(16)	(31)	—	—	—	(47)
Purchases	—	—	—	83	1,084	1,167
Issuances	—	—	13,995	—	—	13,995
Settlements	(207)	(1)	49,115	7	(745)	48,169
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2011	$1,367	$200	$638	$403	$99	$2,707
Total gains or losses (realized/unrealized):
Included in earnings	—	—	39,309	(932)	(360)	38,017
Included in other comprehensive loss	29	(70)	—	—	—	(41)
Purchases	—	—	—	(163)	305	142
Issuances	—	—	(3,257)	—	—	(3,257)
Settlements	(154)	—	(32,709)	529	(8)	(32,342)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at June 30, 2012	$1,242	$130	$3,981	$(163)	$36	$5,226

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,650	$10,032	$21,682
Mortgage servicing assets	—	—	174	174
Real estate owned, net	—	2,296	—	2,296
Total	$—	$13,946	$10,206	$24,152

	Fair Value Measurement at June 30, 2012 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,335	$25,006	$35,341
Mortgage servicing assets	—	—	227	227
Real estate owned, net	—	5,976	—	5,976
Total	$—	$16,311	$25,233	$41,544

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2013:

(Dollars In Thousands)	Fair Value As of June 30, 2013	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$1,019	Discounted cash flow	Probability of default Loss severity Prepayment speed	0.6% – 1.1% (0.7%) 35.4% - 37.6% (37.3%) 4.2% – 13.5% (6.2%)	Decrease Decrease Decrease

Non-performing loans	$1,237	Discounted cash flow	Default rates	0.0% - 30.0% (23.8%)	Decrease
Non-performing loans	$8,795	Relative value analysis	Loss severity	15.0% - 60.0% (20.1%)	Decrease

Mortgage servicing assets	$174	Discounted cash flow	Prepayment speed (CPR) Discount rate	25.2% - 60.0% (37.1%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$98	Discounted cash flow	Prepayment speed (CPR) Discount rate	0.0% - 36.3% (23.9%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$1,338	Relative value analysis	TBA MBS broker quotes Fall-out ratio (3)	97.6% – 104.5% (101.5%) of par 19.7% - 23.9% (23.6%)	Decrease Decrease

Mandatory loan sale commitments	$405	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	97.1% of par 95.1% - 104.1% (100.2%) of par 0.0058%	Decrease Decrease Decrease

Option contracts	$589	Relative value analysis	Broker quotes	97.7% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$2,370	Relative value analysis	TBA MBS broker quotes Fall-out ratio (3)	98.1% – 104.3% (101.3%) of par 19.7% - 23.9% (23.6%)	Decrease Decrease

Mandatory loan sale commitments	$322	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	99.1% of par 97.5% - 104.5% (99.3%) of par 0.0058%	Decrease Decrease Decrease

(1)	The range is based on the historical estimated fair values and management estimates.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment speeds, discount rates, TBA MBS quotes, fallout ratios, investor quotes and roll-forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2013 and 2012 were as follows:

	June 30, 2013
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$748,397	$742,256	—	—	$742,256
FHLB – San Francisco stock	$15,273	$15,273	—	$15,273	—

Financial liabilities:
Deposits	$923,010	$903,654	—	—	$903,654
Borrowings	$106,491	$110,404	—	—	$110,404

	June 30, 2012
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$796,836	$801,081	—	—	$801,081
FHLB – San Francisco stock	$22,255	$22,255	—	$22,255	—

Financial liabilities:
Deposits	$961,411	$948,985	—	—	$948,985
Borrowings	$126,546	$134,936	—	—	$134,936

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

The Corporation has various processes and controls in place to ensure that fair value is reasonably estimated.  The Corporation generally determines fair value of their Level 3 assets and liabilities by using internally developed models which primarily utilize discounted cash flow techniques and prices obtained from independent management services or brokers.  The Corporation performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.  The fair values of investment securities, commitments to extend credit on loans held for sale, mandatory commitments and option contracts

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

are determined from the independent management services or brokers; while the fair value of MSA and interest-only strips are determined using the internally developed models which are based on discounted cash flow analysis.  The fair value of non-performing loans is determined by calculating discounted cash flows, relative value analysis or collateral value, less selling costs.

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the year ended June 30, 2013, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 17. Reportable Segments

The segment reporting is organized consistent with the Corporation’s executive summary and operating strategy. The business activities of the Corporation consist primarily of the Bank and PBM, a division of the Bank.  The Bank's operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  PBM operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The following table and discussion explain the results of the Corporation’s two major reportable segments, the Bank and PBM.

The following tables illustrate the Corporation’s operating segments for the years ended June 30, 2013, 2012 and 2011, respectively.

	For the Year Ended June 30, 2013
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$27,835	$5,522	$33,357
Recovery for loan losses	(1,229)	(270)	(1,499)
Net interest income, after recovery for loan losses	29,064	5,792	34,856

Non-interest income:
Loan servicing and other fees	903	190	1,093
(Loss) gain on sale of loans, net	(84)	68,577	68,493
Deposit account fees	2,449	—	2,449
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	703	213	916
Card and processing fees	1,292	—	1,292
Other	957	—	957
Total non-interest income	6,220	68,980	75,200

Non-interest expense:
Salaries and employee benefits	17,745	32,705	50,450
Premises and occupancy	2,705	1,727	4,432
Operating and administrative expenses	4,636	7,825	12,461
Total non-interest expense	25,086	42,257	67,343
Income before taxes	10,198	32,515	42,713
Provision for income taxes	3,245	13,671	16,916
Net income	$6,953	$18,844	$25,797
Total assets, end of period	$1,019,788	$191,253	$1,211,041

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

(In Thousands)	Year Ended June 30, 2012
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$30,514	$6,216	$36,730
Provision (recovery) for loan losses	5,932	(155)	5,777
Net interest income, after provision (recovery) for loan losses	24,582	6,371	30,953

Non-interest income:
Loan servicing and other fees	627	106	733
(Loss) gain on sale of loans, net	(1,057)	39,074	38,017
Deposit account fees	2,438	—	2,438
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(191)	71	(120)
Card and processing fees	1,282	—	1,282
Other	800	—	800
Total non-interest income	3,899	39,251	43,150

Non-interest expense:
Salaries and employee benefits	15,756	23,527	39,283
Premises and occupancy	2,449	1,314	3,763
Operating and administrative expenses	4,903	7,416	12,319
Total non-interest expenses	23,108	32,257	55,365
Income before income taxes	5,373	13,365	18,738
Provision for income taxes	2,309	5,619	7,928
Net income	$3,064	$7,746	$10,810
Total assets, end of fiscal year	$1,036,138	$224,779	$1,260,917

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

(In Thousands)	Year Ended June 30, 2011
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$33,512	$4,237	$37,749
Provision for loan losses	2,552	2,913	5,465
Net interest income, after provision for loan losses	30,960	1,324	32,284

Non-interest income:
Loan servicing and other fees	832	60	892
(Loss) gain on sale of loans, net	(113)	31,307	31,194
Deposit account fees	2,504	—	2,504
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(1,364)	13	(1,351)
Gain on sale of premises and equipment	1,089	—	1,089
Card and processing fees	1,274	—	1,274
Other	753	2	755
Total non-interest income	4,975	31,382	36,357

Non-interest expense:
Salaries and employee benefits	13,828	16,138	29,966
Premises and occupancy	2,289	981	3,270
Operating and administrative expenses	6,347	5,789	12,136
Total non-interest expenses	22,464	22,908	45,372
Income before income taxes	13,471	9,798	23,269
Provision for income taxes	5,929	4,120	10,049
Net income	$7,542	$5,678	$13,220
Total assets, end of fiscal year	$1,125,453	$188,271	$1,313,724

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the years ended June 30, 2013, 2012 and 2011 were $73,000, $3,000 and $14,000, respectively.

3.
PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The loss on sale of loans in the years ended June 30, 2013, 2012 and 2011 was $16,000, $2,000 and $1,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the years ended June 30, 2013, 2012 and 2011 were $110,000, $81,000 and $72,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the years ended June 30, 2013, 2012 and 2011 were $321,000, $240,000 and $213,000, respectively.

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the years ended June 30, 2013, 2012 and 2011 were $240,000, $88,000 and $71,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the years ended June 30, 2013, 2012 and 2011 were $186,000, $169,000 and $146,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the years ended June 30, 2013, 2012 and 2011 was $1.7 million, $1.5 million and $1.3 million, respectively.

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2013 and 2012 and condensed statements of operations, comprehensive income and cash flows for the years ended June 30, 2013, 2012 and 2011.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2013	2012

Assets
Cash and cash equivalents	$532	$1,968
Investment in subsidiary	159,622	142,758
Other assets	59	89
	$160,213	$144,815

Liabilities and Stockholders’ Equity
Other liabilities	$239	$38
Stockholders’ equity	159,974	144,777
	$160,213	$144,815

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2013	2012	2011

Interest and other income	$9	$13	$29
General and administrative expenses	791	750	799
Loss before equity in net earnings of the subsidiary	(782)	(737)	(770)
Equity in net earnings of the subsidiary	26,250	11,237	13,666
Income before income tax benefit	25,468	10,500	12,896
Income tax benefit	(329)	(310)	(324)
Net income	$25,797	$10,810	$13,220

Condensed Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2013	2012	2011

Net income	$25,797	$10,810	$13,220

Other comprehensive income	—	—	—

Total comprehensive income	$25,797	$10,810	$13,220

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2013	2012	2011

Cash flows from operating activities:
Net income	$25,797	$10,810	$13,220
Adjustments to reconcile net income to net cash used for operating activities:
Equity in net earnings of the subsidiary	(26,250)	(11,237)	(13,666)
Decrease (increase) in other assets	20	(49)	311
(Decrease) increase in other liabilities	201	(6)	7
Net cash used for operating activities	(232)	(482)	(128)

Cash flow from investing activities:
Cash dividend received from the Bank	10,000	8,000	—
Net cash provided by investing activities	10,000	8,000	—

Cash flow from financing activities:
ESOP loan payment	—	—	2
Exercise of stock options	296	72	—
Treasury stock purchases	(8,959)	(6,693)	—
Cash dividends	(2,541)	(1,572)	(456)
Net cash used for financing activities	(11,204)	(8,193)	(454)
Net decrease in cash and cash equivalents	(1,436)	(675)	(582)
Cash and cash equivalents at beginning of year	1,968	2,643	3,225
Cash and cash equivalents at end of year	$532	$1,968	$2,643

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 19: Quarterly Results of Operations (Unaudited)

The following tables set forth the quarterly financial data for the years ended June 30, 2013 and 2012.

	For Fiscal Year 2013
(Dollars In Thousands, Except Per Share Amount)	For the Year Ended June 30, 2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$44,161	$10,085	$10,612	$11,617	$11,847
Interest expense	10,804	2,502	2,546	2,845	2,911
Net interest income	33,357	7,583	8,066	8,772	8,936

(Recovery) provision for loan losses	(1,499)	(1,538)	(517)	23	533
Net interest income, after (recovery) provision for loan losses	34,856	9,121	8,583	8,749	8,403

Non-interest income	75,200	17,618	15,388	20,035	22,159
Non-interest expense	67,343	17,519	15,729	16,769	17,326
Income before income taxes	42,713	9,220	8,242	12,015	13,236

Provision for income taxes	16,916	3,963	3,372	5,075	4,506
Net income	$25,797	$5,257	$4,870	$6,940	$8,730

Basic earnings per share	$2.43	$0.51	$0.46	$0.65	$0.81
Diluted earnings per share	$2.38	$0.49	$0.45	$0.64	$0.80

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

	For Fiscal Year 2012
(Dollars In Thousands, Except Per Share Amount)	For the Year Ended June 30, 2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$51,435	$12,518	$12,454	$13,452	$13,011
Interest expense	14,705	3,068	3,478	3,946	4,213
Net interest income	36,730	9,450	8,976	9,506	8,798

Provision for loan losses	5,777	2,051	1,622	1,132	972
Net interest income, after provision for loan losses	30,953	7,399	7,354	8,374	7,826

Non-interest income	43,150	15,980	11,309	7,313	8,548
Non-interest expense	55,365	15,991	14,597	12,474	12,303
Income before income taxes	18,738	7,388	4,066	3,213	4,071

Provision for income taxes	7,928	3,082	1,734	1,359	1,753
Net income	$10,810	$4,306	$2,332	$1,854	$2,318

Basic earnings per share	$0.96	$0.39	$0.21	$0.16	$0.20
Diluted earnings per share	$0.96	$0.39	$0.21	$0.16	$0.20

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2013

Note 20: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the years ended June 30, 2013, 2012 and 2011.

	Unrealized gain and losses on
(Dollars In Thousands, Net of Statutory Taxes)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2010	$526	$141	$667

Other comprehensive loss before reclassifications	(2)	(27)	(29)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(2)	(27)	(29)

Ending balance at June 30, 2011	524	114	638

Other comprehensive income (loss) before reclassifications	28	(40)	(12)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	28	(40)	(12)

Ending balance at June 30, 2012	552	74	626

Other comprehensive loss before reclassifications	(54)	(18)	(72)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(54)	(18)	(72)

Ending balance at June 30, 2013	$498	$56	$554

There were no significant items reclassified out of AOCI for the years ended June 30, 2013, 2012 and 2011.

Note 21: Subsequent Event

On July 30, 2013, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.10 per share, reflecting a 43% increase from $0.07 per share paid on June 11, 2013.  Shareholders of the Corporation’s common stock at the close of business on August 21, 2013 will be entitled to receive the cash dividend.  The cash dividend will be payable on September 10, 2013.

On July 30, 2013, the Bank's Board of Directors declared a $10.0 million cash dividend from the Bank to the Corporation, which was paid on August 1, 2013.

On July 30, 2013, the Corporation's Board of Directors amended the Corporation's By-Laws, effective July 30, 2013. The Board amended Article III, Section 3 of the By-Laws to provide that in general, no person shall qualify for service as a director of the Corporation if such person is a party to any compensatory, payment or other financial agreement, arrangement or understanding with any person or entity other than the Corporation in connection with candidacy or service as a director of the Corporation.

Exhibit Index

13	2013 Annual Report to Stockholders

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.