Form 10-Q
period 2013-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2013-11-12
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 1, 2013
Common stock, $ 0.01 par value, per share	10,194,048 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2013 and June 30, 2013	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2013 and 2012	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters Ended September 30, 2013 and 2012	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2013 and 2012	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2013 and 2012	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	34
	Safe-Harbor Statement	35
	Critical Accounting Policies	36
	Executive Summary and Operating Strategy	38
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	39
	Comparison of Financial Condition at September 30, 2013 and June 30, 2013	39
	Comparison of Operating Results
	for the Quarters Ended September 30, 2013 and 2012	41
	Asset Quality	46
	Loan Volume Activities	55
	Liquidity and Capital Resources	56
	Commitments and Derivative Financial Instruments	57
	Supplemental Information	57

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	58

ITEM 4 -	Controls and Procedures	59

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	60
ITEM 1A -	Risk Factors	60
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	60
ITEM 3 -	Defaults Upon Senior Securities	61
ITEM 4 -	Mine Safety Disclosures	61
ITEM 5 -	Other Information	61
ITEM 6 -	Exhibits	61

SIGNATURES		63

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	September 30, 2013	June 30, 2013
Assets
Cash and cash equivalents	$156,992	$193,839
Investment securities – available for sale, at fair value	18,564	19,510
Loans held for investment, net of allowance for loan losses of $12,105 and $14,935, respectively	748,956	748,397
Loans held for sale, at fair value	183,765	188,050
Accrued interest receivable	2,630	2,992
Real estate owned, net	3,172	2,296
Federal Home Loan Bank (“FHLB”) – San Francisco stock	13,308	15,273
Premises and equipment, net	6,701	6,691
Prepaid expenses and other assets	18,939	33,993

Total assets	$1,153,027	$1,211,041

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$57,502	$57,835
Interest-bearing deposits	861,593	865,175
Total deposits	919,095	923,010

Borrowings	56,476	106,491
Accounts payable, accrued interest and other liabilities	20,298	21,566
Total liabilities	995,869	1,051,067

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,666,865 and 17,661,865 shares issued; 10,201,348 and 10,386,399 shares outstanding, respectively)	177	177
Additional paid-in capital	87,917	87,742
Retained earnings	180,299	179,816
Treasury stock at cost (7,465,517 and 7,275,466 shares, respectively)	(111,719)	(108,315)
Accumulated other comprehensive income, net of tax	484	554

Total stockholders’ equity	157,158	159,974

Total liabilities and stockholders’ equity	$1,153,027	$1,211,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended September 30,
	2013	2012
Interest income:
Loans receivable, net	$9,706	$11,633
Investment securities	92	114
FHLB – San Francisco stock	208	27
Interest-earning deposits	110	73
Total interest income	10,116	11,847

Interest expense:
Checking and money market deposits	102	98
Savings deposits	147	148
Time deposits	1,263	1,524
Borrowings	643	1,141
Total interest expense	2,155	2,911

Net interest income	7,961	8,936
(Recovery) provision for loan losses	(942)	533
Net interest income, after (recovery) provision for loan losses	8,903	8,403

Non-interest income:
Loan servicing and other fees	195	338
Gain on sale of loans, net	6,754	20,595
Deposit account fees	621	623
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	52	73
Card and processing fees	344	321
Other	217	209
Total non-interest income	8,183	22,159

Non-interest expense:
Salaries and employee benefits	10,452	13,185
Premises and occupancy	1,159	1,150
Equipment	480	441
Professional expenses	424	353
Sales and marketing expenses	415	420
Deposit insurance premiums and regulatory assessments	214	339
Other	1,386	1,438
Total non-interest expense	14,530	17,326

Income before income taxes	2,556	13,236
Provision for income taxes	1,043	4,506
Net income	$1,513	$8,730

Basic earnings per share	$0.15	$0.81
Diluted earnings per share	$0.14	$0.80
Cash dividends per share	$0.10	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended September 30,
	2013	2012
Net income	$1,513	$8,730

Change in unrealized holding loss on securities available for sale	(121)	(2)
Other comprehensive loss, before income tax benefit	(121)	(2)

Income tax benefit	51	1
Other comprehensive loss	(70)	(1)

Total comprehensive income	$1,443	$8,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended September 30, 2013 and 2012

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2013	10,386,399	$177	$87,742	$179,816	$(108,315)	$554	$159,974

Net income				1,513			1,513
Other comprehensive loss						(70)	(70)
Purchase of treasury stock	(190,051)				(3,404)		(3,404)
Exercise of stock options	5,000	—	37				37
Amortization of restricted stock			51				51
Stock options expense			80				80
Tax benefit from non-qualified equity compensation			7				7
Cash dividends				(1,030)			(1,030)

Balance at September 30, 2013	10,201,348	$177	$87,917	$180,299	$(111,719)	$484	$157,158

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2012	10,856,027	$176	$86,758	$156,560	$(99,343)	$626	$144,777

Net income				8,730			8,730
Other comprehensive loss						(1)	(1)
Purchase of treasury stock	(194,242)				(2,548)		(2,548)
Exercise of stock options	28,000		197				197
Distribution of restricted stock	800						—
Amortization of restricted stock			53				53
Forfeiture of restricted stock			13		(13)		—
Stock options expense			81				81
Tax benefit from non-qualified equity compensation			71				71
Cash dividends				(542)			(542)

Balance at September 30, 2012	10,690,585	$176	$87,173	$164,748	$(101,904)	$625	$150,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,513	$8,730
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	496	480
(Recovery) provision for loan losses	(942)	533
Provision (recovery) of losses on real estate owned	26	(100)
Gain on sale of loans, net	(6,754)	(20,595)
Gain on sale of real estate owned, net	(170)	(139)
Stock-based compensation	131	134
Decrease in current and deferred income taxes	1,036	4,434
Tax benefit from non-qualified equity compensation	(7)	(71)
(Decrease) increase in accounts payable and other liabilities	(3,916)	481
(Increase) decrease in prepaid expenses and other assets	(191)	302
Loans originated for sale	(683,703)	(860,451)
Proceeds from sale of loans	712,010	804,897
Net cash provided by (used for) operating activities	19,529	(61,365)

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(2,175)	15,782
Principal payments from investment securities available for sale	820	762
Redemption of FHLB – San Francisco stock	1,965	1,148
Proceeds from sale of real estate owned	1,626	4,659
Purchase of premises and equipment	(292)	(202)
Net cash provided by investing activities	1,944	22,149

Cash flows from financing activities:
Decrease in deposits, net	(3,915)	(4,596)
Repayments of long-term borrowings	(50,015)	(13)
Exercise of stock options	37	197
Tax benefit from non-qualified equity compensation	7	71
Cash dividends	(1,030)	(542)
Treasury stock purchases	(3,404)	(2,548)
Net cash used for financing activities	(58,320)	(7,431)

Net decrease in cash and cash equivalents	(36,847)	(46,647)
Cash and cash equivalents at beginning of period	193,839	145,136
Cash and cash equivalents at end of period	$156,992	$98,489
Supplemental information:
Cash paid for interest	$2,457	$2,899
Transfer of loans held for sale to held for investment	$1,883	$1,118
Real estate acquired in the settlement of loans	$2,759	$5,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2013 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2013.  The results of operations for the quarter ended September 30, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2011-11:
In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU enhances disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  This information enables users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of set off associated with certain financial instruments and derivative instruments in the scope of this ASU.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of this ASU did not have a material impact on the Corporation's consolidated financial statements; however, there was a significant impact related to the footnotes to the financial statements upon adoption.

ASU 2013-01:
In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU amends ASU 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in ASU 2011-11. The amendments were effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on the Corporation's consolidated financial statements; however, there was a significant impact related to the footnotes to the financial statements upon adoption.

ASU 2013-02:
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. The Corporation's adoption of this ASU did not have a material impact on its consolidated financial statements.

ASU 2013-11:
In July 2013, the FASB issued ASU 2013-11, " Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

As of September 30, 2013 and 2012, there were outstanding options to purchase 1.0 million shares and 1.1 million shares of the Corporation’s common stock, respectively, of which 511,500 shares and 586,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2013 and 2012, there were outstanding restricted stock awards of 72,250 shares and 144,500 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2013 and 2012, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended September 30,
	2013	2012
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,513	$8,730

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	10,305	10,799

Effect of dilutive shares:
Stock options	194	116
Restricted stock	26	54

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	10,525	10,969

Basic earnings per share	$0.15	$0.81
Diluted earnings per share	$0.14	$0.80

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2013 and 2012, respectively.

	For the Quarter Ended September 30, 2013
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,567	$1,394	$7,961
(Recovery) provision for loan losses	(983)	41	(942)
Net interest income, after (recovery) provision for loan losses	7,550	1,353	8,903

Non-interest income:
Loan servicing and other fees (1)	134	61	195
Gain on sale of loans, net (2)	237	6,517	6,754
Deposit account fees	621	—	621
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	51	1	52
Card and processing fees	344	—	344
Other	217	—	217
Total non-interest income	1,604	6,579	8,183

Non-interest expense:
Salaries and employee benefits	3,955	6,497	10,452
Premises and occupancy	683	476	1,159
Operating and administrative expenses	1,014	1,905	2,919
Total non-interest expense	5,652	8,878	14,530
Income (loss) before income taxes	3,502	(946)	2,556
Provision (benefit) for income taxes	1,441	(398)	1,043
Net income (loss)	$2,061	$(548)	$1,513
Total assets, end of period	$973,862	$179,165	$1,153,027

(1)	Includes an inter-company charge of $8 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $7 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2012
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,333	$1,603	$8,936
Provision (recovery) for loan losses	855	(322)	533
Net interest income after provision (recovery) for loan losses	6,478	1,925	8,403

Non-interest income:
Loan servicing and other fees (1)	303	35	338
Gain on sale of loans, net (2)	29	20,566	20,595
Deposit account fees	623	—	623
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	74	(1)	73
Card and processing fees	321	—	321
Other	209	—	209
Total non-interest income	1,559	20,600	22,159

Non-interest expense:
Salaries and employee benefits	4,757	8,428	13,185
Premises and occupancy	740	410	1,150
Operating and administrative expenses	1,171	1,820	2,991
Total non-interest expense	6,668	10,658	17,326
Income before income taxes	1,369	11,867	13,236
(Benefit) provision for income taxes	(484)	4,990	4,506
Net income	$1,853	$6,877	$8,730
Total assets, end of period	$975,121	$296,363	$1,271,484

(1)	Includes an inter-company charge of $16 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $41 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2013 and June 30, 2013 were as follows:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$9,845	$396	$—	$10,241	$10,241
U.S. government sponsored enterprise MBS	7,001	369	—	7,370	7,370
Private issue CMO (2)	986	—	(33)	953	953
Total investment securities	$17,832	$765	$(33)	$18,564	$18,564

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$10,361	$455	$—	$10,816	$10,816
U.S. government sponsored enterprise MBS	7,255	420	—	7,675	7,675
Private issue CMO	1,036	1	(18)	1,019	1,019
Total investment securities	$18,652	$876	$(18)	$19,510	$19,510

In the first quarters of fiscal 2014 and 2013, the Corporation received MBS principal payments of $820,000 and $762,000, respectively, and did not purchase or sell investment securities.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of September 30, 2013, the gross unrealized holding losses relate to two adjustable rate private issue CMOs, where one has been in an unrealized loss position for more than 12 months and the other has been in an unrealized loss position for less than 12 months.  This compares to June 30, 2013 when the gross unrealized holding losses relate to one adjustable rate private issue CMOs, which has been in an unrealized loss position for more than 12 months. The unrealized holding losses were primarily the result of perceived credit and liquidity concerns related to these CMOs.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of September 30, 2013 and June 30, 2013.  The Corporation does not believe that there are any other-than-temporary impairments at September 30, 2013 and 2012; therefore, no impairment losses have been recorded for the quarters ended September 30, 2013 and 2012.  The Corporation intends and has the ability to hold these CMOs until maturity and will not likely be required to sell the CMOs before realizing a full recovery.

Contractual maturities of investment securities as of September 30, 2013 and June 30, 2013 were as follows:

	September 30, 2013		June 30, 2013
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	17,832	18,564	18,652	19,510
Total investment securities	$17,832	$18,564	$18,652	$19,510

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	September 30, 2013	June 30, 2013
Mortgage loans:
Single-family	$391,888	$404,341
Multi-family	273,847	262,316
Commercial real estate	91,417	92,488
Construction	292	292
Commercial business loans	1,386	1,687
Consumer loans	423	437
Total loans held for investment, gross	759,253	761,561

Undisbursed loan funds	(271)	(292)
Deferred loan costs, net	2,079	2,063
Allowance for loan losses	(12,105)	(14,935)
Total loans held for investment, net	$748,956	$748,397

As of September 30, 2013, the Corporation had $30.6 million in mortgage loans that are subject to negative amortization, consisting of $23.2 million in multi-family loans, $3.9 million in single-family loans and $3.5 million in commercial real estate loans.  This compares to $33.3 million of negative amortization mortgage loans at June 30, 2013, consisting of $24.4 million in multi-family loans, $5.1 million in single-family loans and $3.8 million in commercial real estate loans.  During the first quarter of fiscal 2014 and 2013, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of September 30, 2013 and June 30, 2013, the interest-only ARM loans were $182.1 million and $188.5 million, or 24% and 25% of loans held for investment, respectively.

The following table sets forth information at September 30, 2013 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at September 30, 2013, unchanged from June 30, 2013.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$354,350	$15,149	$4,285	$2,906	$15,198	$391,888
Multi-family	130,479	18,898	98,629	16,471	9,370	273,847
Commercial real estate	40,272	2,677	34,374	1,400	12,694	91,417
Construction	292	—	—	—	—	292
Commercial business loans	648	—	—	—	738	1,386
Consumer loans	407	—	—	—	16	423
Total loans held for investment, gross	$526,448	$36,724	$137,288	$20,777	$38,016	$759,253

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

In compliance with the regulatory reporting requirements of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying Accounting Standards Codification (“ASC”) 310, “Receivables,”.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value and if the fair values is higher than the loan balance, no allowance is required.

The following tables summarize the Corporation’s allowance for loan losses at September 30, 2013 and June 30, 2013:

(In Thousands)	September 30, 2013	June 30, 2013
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$7,372	$8,949
Multi-family	3,600	4,689
Commercial real estate	1,014	1,053
Commercial business loans	66	78
Consumer loans	12	12
Total collectively evaluated allowance	12,064	14,781

Individually evaluated for impairment:
Mortgage loans:
Single-family	—	113
Commercial business loans	41	41
Total individually evaluated allowance	41	154
Total loan loss allowance	$12,105	$14,935

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended September 30,
(Dollars in Thousands)	2013	2012

Allowance at beginning of period	$14,935	$21,483

(Recovery) provision for loan losses	(942)	533

Recoveries:
Mortgage loans:
Single-family	168	70
Multi-family	11	—
Consumer loans	1	1
Total recoveries	180	71

Charge-offs:
Mortgage loans:
Single-family	(690)	(1,967)
Multi-family	(1,378)	—
Consumer loans	—	(2)
Total charge-offs	(2,068)	(1,969)

Net charge-offs	(1,888)	(1,898)
Balance at end of period	$12,105	$20,118

Allowance for loan losses as a percentage of gross loans held for investment	1.59%	2.52%
Net charge-offs as a percentage of average loans receivable, net, during the period (annualized)	0.82%	0.72%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	58.57%	58.64%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses at September 30, 2013 and June 30, 2013:

(In Thousands)	September 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$6,519	$(1,689)	$4,830
Without a related allowance (2)	5,681	—	5,681
Total single-family loans	12,200	(1,689)	10,511

Multi-family:
With a related allowance	1,196	(365)	831
Without a related allowance (2)	2,435	—	2,435
Total multi-family loans	3,631	(365)	3,266

Commercial real estate:
Without a related allowance (2)	4,645	—	4,645
Total commercial real estate loans	4,645	—	4,645

Commercial business loans:
With a related allowance	190	(60)	130
Total commercial business loans	190	(60)	130

Total non-performing loans	$20,666	$(2,114)	$18,552

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$9,908	$(2,350)	$7,558
Without a related allowance (2)	5,665	—	5,665
Total single-family loans	15,573	(2,350)	13,223

Multi-family:
With a related allowance	4,519	(1,320)	3,199
Without a related allowance (2)	558	—	558
Total multi-family loans	5,077	(1,320)	3,757

Commercial real estate:
Without a related allowance (2)	4,572	—	4,572
Total commercial real estate loans	4,572	—	4,572

Commercial business loans:
With a related allowance	189	(59)	130
Total commercial business loans	189	(59)	130

Total non-performing loans	$25,411	$(3,729)	$21,682

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

At September 30, 2013 and June 30, 2013, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses or charge offs, as of September 30, 2013:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$1,064	$477	$2,218	$6,752	$10,511
Multi-family	166	1,716	315	1,069	3,266
Commercial real estate	2,049	1,180	247	1,169	4,645
Commercial business loans	9	—	—	121	130
Total	$3,288	$3,373	$2,780	$9,111	$18,552

For the quarters ended September 30, 2013 and 2012, the Corporation’s average investment in non-performing loans was $18.4 million and $29.1 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended September 30, 2013 and 2012, interest income of $1.4 million and $1.6 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $148,000 and $101,000 for the quarters ended

September 30, 2013 and 2012, respectively, and was not included in the results of operations, of which $104,000 and $99,000, respectively, was collected and applied to the net loan balances.

For the quarters ended September 30, 2013 and 2012, there were no new loans that were modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans.  During the quarter ended September 30, 2013, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  This compares to one restructured loan with a total balance of $437,000 that was in default within a 12-month period subsequent to their original restructuring and required an additional provision of $243,000 during the quarter ended September 30, 2012. Additionally, during the quarters ended September 30, 2013 and 2012, there were no loans whose modification were extended beyond the initial maturity of the modification.

As of September 30, 2013, the net outstanding balance of the 23 restructured loans was $7.7 million:  two were classified as special mention and remain on accrual status ($815,000); and 21 were classified as substandard ($6.9 million , all of which were on non-accrual status).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of September 30, 2013, $5.2 million, or 69 percent, of the restructured loans were current with respect to their payment status.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	September 30, 2013	June 30, 2013
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,740	$5,094
Multi-family	2,109	2,521
Commercial real estate	880	1,354
Commercial business loans	115	123
Total	6,844	9,092

Restructured loans on accrual status:
Mortgage loans:
Single-family	815	434
Total	815	434

Total restructured loans	$7,659	$9,526

The following table shows the restructured loans by type, net of allowance for loan losses, at September 30, 2013 and June 30, 2013:

(In Thousands)	September 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$1,456	$(420)	$1,036
Without a related allowance (2)	3,519	—	3,519
Total single-family loans	4,975	(420)	4,555

Multi-family:
With a related allowance	508	(193)	315
Without a related allowance (2)	1,794	—	1,794
Total multi-family loans	2,302	(193)	2,109

Commercial real estate:
Without a related allowance (2)	880	—	880
Total commercial real estate loans	880	—	880

Commercial business loans:
With a related allowance	169	(54)	115
Total commercial business loans	169	(54)	115

Total restructured loans	$8,326	$(667)	$7,659

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$3,774	$(795)	$2,979
Without a related allowance (2)	2,549	—	2,549
Total single-family loans	6,323	(795)	5,528

Multi-family:
With a related allowance	3,266	(1,006)	2,260
Without a related allowance (2)	261	—	261
Total multi-family loans	3,527	(1,006)	2,521

Commercial real estate:
Without a related allowance (2)	1,354	—	1,354
Total commercial real estate loans	1,354	—	1,354

Commercial business loans:
With a related allowance	180	(57)	123
Total commercial business loans	180	(57)	123

Total restructured loans	$11,384	$(1,858)	$9,526

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

During the quarter ended September 30, 2013, three properties were acquired in the settlement of loans, while five previously foreclosed upon properties were sold.  As of September 30, 2013, real estate owned was comprised of eight properties with a net fair value of $3.2 million, primarily located in Southern California.  This compares to 10 real estate owned properties, primarily located in Southern California, with a net fair value of $2.3 million at June 30, 2013.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2013 and June 30, 2013, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $137.8 million and $262.5 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2013	June 30, 2013
(In Thousands)

Undisbursed loan funds - Construction loans	$271	$292
Undisbursed lines of credit – Mortgage loans	788	774
Undisbursed lines of credit – Commercial business loans	1,049	952
Undisbursed lines of credit – Consumer loans	767	779
Commitments to extend credit on loans to be held for investment	2,435	6,872
Total	$5,310	$9,669

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At September 30, 2013, $3.4 million was included in other assets and $4.4 million was included in other liabilities; at June 30, 2013, $7.4 million was included in other assets and $1.0 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters ended September 30, 2013 and 2012.

	For the Quarters Ended September 30,
(In Thousands)	2013	2012
Balance, beginning of the period	$115	$66
Recovery	(26)	—
Balance, end of the period	$89	$66

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2013 and 2012 was as follows:

	For the Quarters Ended September 30,
Derivative Financial Instruments	2013	2012
(In Thousands)
Commitments to extend credit on loans to be held for sale	$4,397	$4,389
Mandatory loan sale commitments and TBA MBS trades	(11,248)	(4,658)
Option contracts	108	(262)
Total	$(6,743)	$(531)

The outstanding derivative financial instruments at the dates indicated were as follows:

	September 30, 2013		June 30, 2013
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$135,341	$3,365	$255,635	$(1,032)
Best efforts loan sale commitments	(12,565)	—	(29,847)	—
Mandatory loan sale commitments and TBA MBS trades	(293,381)	(4,443)	(410,897)	6,805
Option contracts	(10,000)	82	(10,000)	589
Total	$(180,605)	$(996)	$(195,109)	$6,362

(1)	Net of 26.6% percent at September 30, 2013 and 23.6% percent at June 30, 2013 of commitments which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at September 30, 2013 or June 30, 2013.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008. Currently, the Corporation's state income tax returns are under examination by the California Franchise Tax Board for the fiscal years 2009 and 2010. Tax years subsequent to fiscal 2009 remain subject to federal examination, while the California state income tax returns for years subsequent to fiscal 2010 are subject to future examination by state taxing authorities.  The Corporation believes that we have adequately provided or paid income tax on all matters not yet resolved with federal and state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters ended September 30, 2013 and 2012, there were no tax penalties or interest charges.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain (Loss)
As of September 30, 2013:
Loans held for sale, measured at fair value	$183,765	$176,541	$7,224

As of June 30, 2013:
Loans held for sale, measured at fair value	$188,050	$188,545	$(495)

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, mortgage servicing assets ("MSA") and real estate owned are measured at fair value on a nonrecurring basis.

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except for those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3); or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of its collateral (Level 2). Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$10,241	$—	$10,241
U.S. government sponsored enterprise MBS	—	7,370	—	7,370
Private issue CMO	—	—	953	953
Investment securities	—	17,611	953	18,564

Loans held for sale, at fair value	—	183,765	—	183,765
Interest-only strips	—	—	103	103

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	3,367	3,367
Mandatory loan sale commitments	—	—	51	51
TBA MBS trades	—	3	—	3
Option contracts	—	—	82	82
Derivative assets	—	3	3,500	3,503
Total assets	$—	$201,379	$4,556	$205,935

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$2	$2
Mandatory loan sale commitments	—	—	192	192
TBA MBS trades	—	4,305	—	4,305
Derivative liabilities	—	4,305	194	4,499
Total liabilities	$—	$4,305	$194	$4,499

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$10,816	$—	$10,816
U.S. government sponsored enterprise MBS	—	7,675	—	7,675
Private issue CMO	—	—	1,019	1,019
Investment securities	—	18,491	1,019	19,510

Loans held for sale, at fair value	—	188,050	—	188,050
Interest-only strips	—	—	98	98

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,338	1,338
Mandatory loan sale commitments	—	—	405	405
TBA MBS trades	—	7,251	—	7,251
Option contracts	—	—	589	589
Derivative assets	—	7,251	2,332	9,583
Total assets	$—	$213,792	$3,449	$217,241

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$2,370	$2,370
Mandatory loan sale commitments	—	—	322	322
TBA MBS trades	—	529	—	529
Derivative liabilities	—	529	2,692	3,221
Total liabilities	$—	$529	$2,692	$3,221

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757
Total gains or losses (realized/unrealized):
Included in earnings	—	—	6,502	(230)	107	6,379
Included in other comprehensive loss	—	5	—	—	—	5
Purchases	—	—	—	(141)	216	75
Issuances	—	—	3,365	—	—	3,365
Settlements	(66)	—	(5,470)	147	(830)	(6,219)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at September 30, 2013	$953	$103	$3,365	$(141)	$82	$4,362

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2012	$1,242	$130	$3,981	$(163)	$36	$5,226
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(3,981)	163	(36)	(3,854)
Included in other comprehensive loss	1	(13)	—	—	—	(12)
Purchases	—	—	—	(1,114)	65	(1,049)
Issuances	—	—	8,370	—	—	8,370
Settlements	(45)	—	—	—	—	(45)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at September 30, 2012	$1,198	$117	$8,370	$(1,114)	$65	$8,636

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$12,761	$5,791	$18,552
MSA	—	—	187	187
Real estate owned, net	—	3,172	—	3,172
Total	$—	$15,933	$5,978	$21,911

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,650	$10,032	$21,682
MSA	—	—	174	174
Real estate owned, net	—	2,296	—	2,296
Total	$—	$13,946	$10,206	$24,152

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of September 30, 2013:

(Dollars In Thousands)	Fair Value As of September 30, 2013	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$953	Discounted cash flow	Probability of default Loss severity Prepayment speed	1.2% – 3.0% (2.8%) 35.4% - 37.5% (37.2%) 7.7% – 22.6% (10.9%)	Decrease Decrease Decrease

Non-performing loans	$85	Discounted cash flow	Default rates	0.0% - 30.0% (14.3%)	Decrease
Non-performing loans	$5,706	Relative value analysis	Loss severity	15.0% - 60.0% (21.1%)	Decrease

MSA	$187	Discounted cash flow	Prepayment speed (CPR) Discount rate	24.2% - 60.0% (29.9%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$103	Discounted cash flow	Prepayment speed (CPR) Discount rate	0.0% - 31.1% (16.1%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$3,367	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	97.8% – 104.5% (102.0%) of par 22.0% - 26.8% (26.6%)	Decrease Decrease

Mandatory loan sale commitments	$51	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	99.1% of par 105.2% - 107.5% (106.2%) of par 0.002%	Decrease Decrease Decrease

Option contracts	$82	Relative value analysis	Broker quotes	104.6% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$2	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	99.8% – 102.9% (100.5%) of par 22.0% - 26.8% (26.6%)	Decrease Decrease

Mandatory loan sale commitments	$192	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	102.9% - 104.0% (103.9%) of par 100.6% - 107.8% (104.8%) of par 0.002%	Decrease Decrease Decrease

(1)	The range is based on the historical estimated fair values and management estimates.

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

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment speeds, discount rates, MBS – TBA quotes, fallout ratios, investor quotes and roll-

forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2013 and June 30, 2013 were as follows:

	September 30, 2013
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$748,956	$738,940	—	—	$738,940
FHLB – San Francisco stock	$13,308	$13,308	—	$13,308	—

Financial liabilities:
Deposits	$919,095	$899,302	—	—	$899,302
Borrowings	$56,476	$59,702	—	—	$59,702

	June 30, 2013
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$748,397	$742,256	—	—	$742,256
FHLB – San Francisco stock	$15,273	$15,273	—	$15,273	—

Financial liabilities:
Deposits	$923,010	$903,654	—	—	$903,654
Borrowings	$106,491	$110,404	—	—	$110,404

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

The Corporation has various processes and controls in place to ensure that fair value is reasonably estimated.  The Corporation generally determines fair value of their Level 3 assets and liabilities by using internally developed models which primarily utilize discounted cash flow techniques and prices obtained from independent management services or brokers.  The Corporation performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.  The fair values of investment securities, commitments to extend credit on loans held for sale, mandatory commitments and option contracts are determined from the independent management services or brokers; while the fair value of MSA and interest-only strips are determined using the internally developed models which are based on discounted cash flow analysis.  The fair value of non-performing loans is calculated by using discounted cash flows, relative value analysis or collateral value, less selling costs.

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2013, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of September 30, 2013, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.

For the quarters ended September 30, 2013 and 2012, the compensation cost for these plans was $131,000 and $134,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $7,000 and $71,000 in the quarters ended September 30, 2013 and 2012, respectively.

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

There was no activity under the Plans in the first quarter of either fiscal 2014 or 2013, other than the exercise of 5,000 options and 28,000 options, respectively, and the forfeiture of 4,000 options in the first quarter of fiscal 2013.  As of both September 30, 2013 and 2012, there were 188,450 stock options available for future grants under the Plans.

The following table summarizes the stock option activity in the Plans for the quarter ended September 30, 2013.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2013	711,800	$12.71
Granted	—	$—
Exercised	(5,000)	$7.27
Forfeited	—	$—
Outstanding at September 30, 2013	706,800	$12.75	6.18	$4,763
Vested and expected to vest at September 30, 2013	663,900	$13.04	6.07	$4,405
Exercisable at September 30, 2013	492,300	$14.70	5.44	$2,975

As of September 30, 2013 and 2012, there was $770,000 and $1.1 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.0 years and 2.7 years, respectively.  The forfeiture rate during the first three months of fiscal 2014 and 2013 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the first quarter of fiscal 2014. This compares to the vesting and distribution of 800 shares and the forfeiture of 1,500 shares of restricted stock in the first quarter of fiscal 2013. As of both September 30, 2013 and 2012, there were 169,600 shares of restricted stock available for future awards under the Plans.

The following table summarizes the unvested restricted stock activity in the quarter ended September 30, 2013.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2013	72,250	$7.07
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2013	72,250	$7.07
Expected to vest at September 30, 2013	57,800	$7.07

As of September 30, 2013 and 2012, the unrecognized compensation expense was $454,000 and $760,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.7 years and 2.7 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first three months of fiscal 2014 and 2013, for both periods.  For the three months ended September 30, 2013 and 2012, the fair value of shares vested and distributed was $0 and $9,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of September 30, 2013 and 2012, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

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

For the first quarter of fiscal 2014 and 2013, there was no activity in the Stock Option Plans, except forfeitures of 75,000 shares and 7,500 shares, respectively. As of September 30, 2013 and 2012, there were 14,900 stock options and 14,900 stock options available for future grants under the Stock Option Plans, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter ended September 30, 2013.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2013	412,700	$24.30
Granted	—	$—
Exercised	—	$—
Forfeited	(75,000)	$20.24
Outstanding at September 30, 2013	337,700	$25.20	1.55	$—
Vested and expected to vest at September 30, 2013	337,700	$25.20	1.55	$—
Exercisable at September 30, 2013	337,700	$25.20	1.55	$—

As of September 30, 2013 and 2012, there was no unrecognized compensation expense at both dates, related to unvested share-based compensation arrangements under the Stock Option Plans.

Note 11: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

ASC 220, "Comprehensive Income," requires disclosure of reclassification adjustments of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI.

The following table provides the changes in AOCI by component for the quarters ended September 30, 2013 and 2012.

	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2013	$498	$56	$554

Other comprehensive (loss) income before reclassifications	(73)	3	(70)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss ) income	(73)	3	(70)

Ending balance at September 30, 2013	$425	$59	$484

	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2012	$552	$74	$626

Other comprehensive income (loss) before reclassifications	7	(8)	(1)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	7	(8)	(1)

Ending balance at September 30, 2012	$559	$66	$625

There were no significant items reclassified out of AOCI for the quarters ended September 30, 2013 and 2012.

Note 12: Offsetting Derivative and Other Financial Instruments

The Corporation’s derivative transactions are generally governed by International Swaps and Derivatives Association Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Corporation has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office. The Corporation’s policy is to present its derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition on a net basis for each type of derivatives. The derivative assets and liabilities are comprised of mandatory loan sale commitments, TBA MBS trades and option contracts.

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation’s Condensed Consolidated Statement of Financial Condition, and the gross amount not offset in the Corporation’s Condensed Consolidated Statement of Financial Condition as of the dates indicated.

As of September 30, 2013:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$136	$5	$131	$—	$—	$131
Total	$136	$5	$131	$—	$—	$131

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$4,497	$5	$4,492	$—	$—	$4,492
Total	$4,497	$5	$4,492	$—	$—	$4,492

As of June 30, 2013:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$8,246	$579	$7,667	$—	$—	$7,667
Total	$8,246	$579	$7,667	$—	$—	$7,667

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$851	$579	$272	$—	$—	$272
Total	$851	$579	$272	$—	$—	$272

Note 13: Subsequent Events

On October 30, 2013, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.10 per share.  Shareholders of the Corporation’s common stock at the close of business on November 21, 2013 will be entitled to receive the cash dividend.  The cash dividend will be payable on December 10, 2013.

On October 30, 2013, the Bank's Board of Directors declared a $10.0 million cash dividend from the Bank to the Corporation, payable on December 1, 2013.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At September 30, 2013, the Corporation had total assets of $1.15 billion, total deposits of $919.1 million and total stockholders’ equity of $157.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 17 retail loan production offices in City of Industry, Escondido, Glendora, Hermosa Beach, Livermore, Rancho Cucamonga (2), Riverside (4), Roseville, San Diego, San Rafael, Santa Barbara, Stockton and Westlake Village, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 30, 2013, the Corporation declared a quarterly cash dividend of $0.10 per share for the Corporation’s shareholders of record at the close of business on August 21, 2013, which was paid on September 10, 2013.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Critical Accounting Policies

The discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

The allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans.  Management considers the accounting estimate related to the allowance for loan losses a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loans held for investment at the date of the Condensed Consolidated Statements of Financial Condition. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables.”  The allowance has two components: collectively evaluated allowances and individually evaluated allowances on loans held for investment.  Each of these components is based upon estimates that can change over time.  The allowance is based on historical experience and as a result can differ from actual losses incurred in the future.  Additionally, differences may result from changes to qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The historical data is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at an individually evaluated allowance, including discounted cash flows and the fair market value of collateral.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb probable losses inherent in loans held for investment.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates, which, can materially affect amounts recognized in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Operations.

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

In compliance with the OCC’s regulatory reporting requirements, non-performing loans are charged-off to their fair values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loans becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value and if the fair value is higher than the individual loan balance, no allowance is required.

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

ASC 815 , “Derivatives and Hedging,” requires that derivatives of the Corporation be recorded in the condensed consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Corporation’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Condensed Consolidated Statements of Operations with offsets to other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Mortgage banking operations primarily consist of the origination, purchase and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to modify its operations, including the number of mortgage banking personnel, in response to the rapidly changing mortgage banking environment.  Changes may include a different product mix, further tightening of underwriting standards, variations in its operating expenses or a combination of these and other changes.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The

Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current relatively weak California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies.  Although real estate values and unemployment rates have been improving since 2009, any future decline in real estate values or increase in unemployment rates may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at September 30, 2013 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,519	$2,701	$1,652	$449	$6,321
Pension benefits	—	220	439	7,336	7,995
Time deposits	252,198	132,931	18,721	1,837	405,687
FHLB – San Francisco advances	16,517	2,638	12,519	33,477	65,151
FHLB – San Francisco letter of credit	5,000	—	—	—	5,000
FHLB – San Francisco MPF credit enhancement (1)	176	352	352	1,668	2,548
Total	$275,410	$138,842	$33,683	$44,767	$492,702

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of September 30, 2013, the Bank serviced $47.7 million of loans under this program.

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

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

Total assets decreased $58.0 million, or five percent, to $1.15 billion at September 30, 2013 from $1.21 billion at June 30, 2013.  The decrease was primarily attributable to decreases in cash and cash equivalents deployed to fund decreases in borrowings.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $36.8 million, or 19 percent, to $157.0 million at September 30, 2013 from $193.8 million at June 30, 2013.  The decrease was primarily attributable to the decrease in borrowings.  The relatively high balance in cash and cash equivalents were primarily attributable to a slow economic recovery and the recent decline in loans originated for sale; and it is consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total investment securities decreased $946,000, or five percent, to $18.6 million at September 30, 2013 from $19.5 million at June 30, 2013.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment increased slightly to $749.0 million at September 30, 2013 from $748.4 million at June 30, 2013.  Total loan principal payments during the first three months of fiscal 2014 were $41.7 million, a 10 percent increase from $37.9 million in the comparable period in fiscal 2013.  In addition, real estate owned acquired in the settlement of loans in the first three months of fiscal 2014 was $2.8 million, a 44 percent decline from $5.0 million in the same period last year due primarily to the improvement in the Corporation's loan quality and improvement in real estate markets.  During the first three months of fiscal 2014, the Corporation originated $40.9 million of loans held for investment, consisting primarily of multi-family loans, compared to $18.8 million, primarily in multi-family loans, for the same period last year.  During the first three months of fiscal 2014 and 2013, the Corporation did not purchase any loans to be held for investment. The balance of preferred loans increased three percent to $366.9 million at September 30, 2013, compared to $356.8 million at June 30, 2013, and represented 48 percent and 47 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased three percent to $391.9 million at September 30, 2013, compared to $404.3 million at June 30, 2013, and represented approximately 52 percent and 53 percent of loans held for investment, respectively.

The table below describes the geographic dispersion of gross real estate secured loans held for investment at September 30, 2013 and June 30, 2013, as a percentage of the total dollar amount outstanding:

As of September 30, 2013

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$117,323	30%	$212,029	54%	$59,005	15%	$3,531	1%	$391,888	100%
Multi-family	59,528	22%	152,857	56%	58,029	21%	3,433	1%	273,847	100%
Commercial real estate	46,835	51%	39,863	44%	4,719	5%	—	—%	91,417	100%
Construction	292	100%	—	—%	—	—%	—	—%	292	100%
Total	$223,978	30%	$404,749	53%	$121,753	16%	$6,964	1%	$757,444	100%

(1)	Other than the Inland Empire.

As of June 30, 2013

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$119,858	29%	$221,306	55%	$59,624	15%	$3,553	1%	$404,341	100%
Multi-family	46,245	18%	158,058	60%	54,564	21%	3,449	1%	262,316	100%
Commercial real estate	49,660	54%	40,104	43%	2,724	3%	—	—%	92,488	100%
Construction	292	100%	—	—%	—	—%	—	—%	292	100%
Total	$216,055	29%	$419,468	55%	$116,912	15%	$7,002	1%	$759,437	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $4.3 million, or two percent, to $183.8 million at September 30, 2013 from $188.1 million at June 30, 2013.  The decrease was primarily due to the lower volume of loans originated for sale reflecting a reduction in refinancing transactions due to the recent rise in mortgage interest rates.

Total deposits decreased $3.9 million to $919.1 million at September 30, 2013 from $923.0 million at June 30, 2013.  Transaction accounts decreased $1.5 million to $519.3 million at September 30, 2013 from $520.8 million at June 30, 2013; while time deposits decreased $2.4 million to $399.8 million at September 30, 2013 from $402.2 million at June 30, 2013.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $50.0 million, or 47 percent, to $56.5 million from $106.5 million at June 30, 2013, primarily due to scheduled maturities during the quarter ended September 30, 2013.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 57 months at September 30, 2013, up from 32 months at June 30, 2013.

Total stockholders’ equity decreased $2.8 million, or two percent, to $157.2 million at September 30, 2013, from $160.0 million at June 30, 2013, primarily as a result of stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and quarterly cash dividends paid, partly offset by net income during the first three months of fiscal 2014.

Comparison of Operating Results for the Quarters Ended September 30, 2013 and 2012

The Corporation’s net income for the first quarter of fiscal 2014 was $1.5 million, a decrease of $7.2 million, or 83 percent, from $8.7 million in the same period of fiscal 2013. The decrease in net income was attributable to the decreases in non-interest income and net interest income, partially offset by the decreases in the provision for loan losses, non-interest expenses and provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 90 percent for the first quarter of fiscal 2014 from 56 percent for the same period of fiscal 2013.  The increase in the efficiency ratio for each period was primarily the result of a significant decrease in non-interest income and net interest income outpacing the decrease in non-interest expense.

Return on average assets for the first quarter of fiscal 2014 was 0.52 percent, down 226 basis points from 2.78 percent in the same period last year.  Return on average equity for the first quarter of fiscal 2014 was 3.82 percent compared to 23.76 percent for the same period last year.  Diluted earnings per share for the first quarter of fiscal 2014 were $0.14, an 83 percent decrease from $0.80 in the same period last year.

Net Interest Income:

For the Quarters Ended September 30, 2013 and 2012.  Net interest income decreased $975,000, or 11 percent, to $8.0 million for the first quarter of fiscal 2014 from $8.9 million for the comparable period in fiscal 2013, due to a lower average earning asset balance and, to a lesser extent, a lower net interest margin.  The average balance of earning assets decreased $77.5 million, or six percent, to $1.13 billion in the first quarter of fiscal 2014 from $1.21 billion in the comparable period of fiscal 2013, due primarily to the slow economic recovery and it was consistent with the Corporation’s strategy of managing liquidity and credit risk. The weighted-average yield of interest-earning assets decreased by 34 basis points to 3.58 percent, while the weighted-average cost of interest-bearing liabilities decreased by 21 basis points to 0.86 percent for the first quarter of fiscal 2014 as compared to the same period last year. The net interest margin was 2.82 percent in the first quarter of fiscal 2014, down 14 basis points from 2.96 percent in the same period of fiscal 2013 due to the decline in the average yield of interest-earning assets outpacing the declining cost of liabilities.

Interest Income:

For the Quarters Ended September 30, 2013 and 2012.  Total interest income decreased by $1.7 million, or 14 percent, to $10.1 million for the first quarter of fiscal 2014 from $11.8 million in the same quarter of fiscal 2013.  This decrease was the result of the lower average balance of earning assets and, to a lesser extent, the lower average earning asset yield, in each case particularly loan receivable.

Loans receivable interest income decreased $1.9 million, or 16 percent, to $9.7 million in the first quarter of fiscal 2014 from $11.6 million for the same quarter of fiscal 2013.  This decrease was attributable to a lower average loan balance and, to a lesser extent, a lower average loan yield.  The average balance of loans receivable, including loans held for sale, decreased $122.7 million, or 12 percent, to $925.0 million for the first quarter of fiscal 2014 as compared to $1.05 billion in the same quarter of fiscal 2013.  The decrease in the average balance of loan receivable was due primarily to the slow economic recovery and the Corporation’s strategy of managing liquidity and credit risk. The average loan yield during the first quarter of fiscal 2014 decreased 24 basis points to 4.20 percent from 4.44 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, and payoffs of loans which carried a higher average yield than the average yield of loans receivable.

Interest income from investment securities decreased $22,000, or 19 percent, to $92,000 for the first quarter of fiscal 2014 from $114,000 in the same quarter of fiscal 2013.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $3.5 million, or 15 percent, to $19.1 million during the first quarter of fiscal 2014 from $22.6 million during the same quarter of fiscal 2013.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased eight basis points to 1.93 percent during the quarter ended September 30, 2013 from 2.01 percent during the quarter ended September 30, 2012.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first quarter of fiscal 2014, the Corporation did not purchase any investment securities, while $820,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2014 was $208,000, compared to $27,000 in the same quarter of fiscal 2013.  In the first quarter of fiscal 2014, the Bank received a $2.0 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $1.1 million capital stock redemption in the same period of fiscal 2013.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $110,000 in the first quarter of fiscal 2014, up 51 percent from $73,000 in the same quarter of fiscal 2013.  The increase was due to a higher average balance for the first quarter of fiscal 2014 as compared to the same period last year as the average yield was unchanged at 25 basis points during both periods.  The average balance of the interest-earning deposits in the first quarter of fiscal 2014 was $172.5 million, an increase of $56.1 million or 48 percent, from $116.4 million in the same quarter of fiscal 2013. The increase in the average balance of the interest-earning deposits was due primarily to the decrease in the average balance of loans held for sale.

Interest Expense:

For the Quarters Ended September 30, 2013 and 2012.  Total interest expense for the first quarter of fiscal 2014 was $2.2 million as compared to $2.9 million for the same period last year, a decrease of $756,000, or 26 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first quarter of fiscal 2014 was $1.5 million as compared to $1.8 million for the same period last year, a decrease of $258,000, or 15 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance and, to a lesser extent, a lower average cost.  The average balance of deposits decreased $37.6 million to $918.9 million during the quarter ended September 30, 2013 from $956.5 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in core deposits was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of core deposits to total deposits in the first quarter of fiscal 2014 was 57 percent, compared to 54 percent in the same period of fiscal 2013. The average cost of deposits decreased to 0.65 percent during the first quarter of fiscal 2014 from 0.74 percent during the same quarter last year, a decrease of nine basis points.  The decrease in the average cost of deposits was attributable primarily to interest rate reductions in new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2014 decreased $498,000, or 44 percent, to $643,000 from $1.1 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $50.1 million, or 40 percent, to $76.4 million during the quarter ended September 30, 2013 from $126.5 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.34 percent for the quarter ended September 30, 2013 from 3.59 percent in the same quarter last year, a decrease of 25 basis points.  The decrease in average cost was due to maturities of higher costing advances.

The following tables present the average balance sheets for the quarters ended September 30, 2013 and 2012, respectively:

Average Balance Sheets

	Quarter Ended September 30, 2013			Quarter Ended September 30, 2012
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$925,036	$9,706	4.20%	$1,047,652	$11,633	4.44%
Investment securities	19,088	92	1.93%	22,636	114	2.01%
FHLB – San Francisco stock	14,290	208	5.82%	21,656	27	0.50%
Interest-earning deposits	172,499	110	0.25%	116,429	73	0.25%

Total interest-earning assets	1,130,913	10,116	3.58%	1,208,373	11,847	3.92%

Non interest-earning assets	37,418			46,406

Total assets	$1,168,331			$1,254,779

Interest-bearing liabilities:
Checking and money market accounts (2)	$289,506	102	0.14%	$286,038	98	0.14%
Savings accounts	230,829	147	0.25%	228,135	148	0.26%
Time deposits	398,530	1,263	1.26%	442,304	1,524	1.37%

Total deposits	918,865	1,512	0.65%	956,477	1,770	0.74%

Borrowings	76,427	643	3.34%	126,538	1,141	3.59%

Total interest-bearing liabilities	995,292	2,155	0.86%	1,083,015	2,911	1.07%

Non interest-bearing liabilities	14,781			24,786

Total liabilities	1,010,073			1,107,801

Stockholders’ equity	158,258			146,978
Total liabilities and stockholders’ equity	$1,168,331			$1,254,779

Net interest income		$7,961			$8,936

Interest rate spread (3)			2.72%			2.85%
Net interest margin (4)			2.82%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.63%			111.57%
Return on average assets			0.52%			2.78%
Return on average equity			3.82%			23.76%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $200 and $230 for the quarters ended September 30, 2013 and 2012, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $57.1 million and $52.4 million during the quarters ended September 30, 2013 and 2012, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters September 30, 2013 and 2012, respectively:

Rate/Volume Variance

	Quarter Ended September 30, 2013 Compared To Quarter Ended September 30, 2012 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(640)	$(1,361)	$74	$(1,927)
Investment securities	(5)	(18)	1	(22)
FHLB – San Francisco stock	288	(9)	(98)	181
Interest-bearing deposits	—	37	—	37
Total net change in income on interest-earning assets	(357)	(1,351)	(23)	(1,731)

Interest-bearing liabilities:
Checking and money market accounts	—	4	—	4
Savings accounts	(3)	2	—	(1)
Time deposits	(122)	(151)	12	(261)
Borrowings	(77)	(453)	32	(498)
Total net change in expense on interest-bearing liabilities	(202)	(598)	44	(756)
Net decrease in net interest income	$(155)	$(753)	$(67)	$(975)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended September 30, 2013 and 2012.  During the first quarter of fiscal 2014, the Corporation recorded a recovery from the allowance for loan losses of $(942,000), an improvement from a provision for loan losses of $533,000 in the same period of fiscal 2013.  The recovery in the first quarter of fiscal 2014 was primarily attributable to the improvement in loan quality.  Non-performing loans declined to $18.6 million at September 30, 2013 as compared to $21.7 million at June 30, 2013 and $28.9 million at September 30, 2012.  Net charge-offs in the first quarter of fiscal 2014 was $1.9 million, unchanged from the same quarter of fiscal 2013.  Total classified loans, consisting of special mention and substandard loans, were $42.6 million at September 30, 2013 as compared $44.7 million at June 30, 2013 and to $53.6 million at September 30, 2012.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank's charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economy such as the improving unemployment rate and higher home prices in California.  See related discussion of “Asset Quality” below.

At September 30, 2013, the allowance for loan losses was $12.1 million, comprised of collectively evaluated allowances of $12.1 million and individually evaluated allowances of $41,000; in comparison to the allowance for loan losses of $14.9 million at June 30, 2013, comprised of collectively evaluated allowances of $14.8 million and individually evaluated allowances of $154,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.59 percent at September 30, 2013 compared to 1.96 percent at June 30, 2013.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2013 and 2012.  Total non-interest income decreased $14.0 million, or 63 percent, to $8.2 million for the quarter ended September 30, 2013 from $22.2 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $13.8 million, or 67 percent, to $6.8 million for the first quarter of fiscal 2014 from $20.6 million in the same quarter of fiscal 2013 reflecting the impact of a lower average loan sale margin and a lower loan sale volume.  The average loan sale margin for PBM during the first quarter of fiscal 2014 was 1.16 percent, down 103 basis points from 2.19 percent for the same period of fiscal 2013.  Total loans sold for the quarter ended September 30, 2013 were $693.0 million, a decrease of $94.9 million or 12 percent, from $787.9 million for the same quarter last year.  The decreases in the average loan sale margin and loan sale volume were attributable to the increase in mortgage interest rates during the first quarter of fiscal 2014 and an increase in competition. The gain on sale of loans for the first quarter of fiscal 2014 includes a $(186,000) recourse recovery on loans sold that are subject to repurchase, compared to a $618,000 recourse provision in the comparable quarter last year.  As of September 30, 2013, the total recourse reserve for loans sold that are subject to repurchase was $1.3 million, compared to $2.1 million at June 30, 2013 and $6.5 million at September 30, 2012.  See “Asset Quality” for additional information related to the recourse liability.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net gain of $976,000, in the first quarter of fiscal 2014 as compared to a favorable fair-value adjustment, a net gain of $5.3 million, in the same period last year.  The reduced fair-value adjustment on derivative financial instruments was consistent with our reduced mortgage banking activity. As of September 30, 2013, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $6.2 million, compared to $5.9 million at June 30, 2013 and $19.1 million at September 30, 2012.

Total loans originated and purchased for sale decreased $176.8 million, or 21 percent, to $683.7 million in the first quarter of fiscal 2014 from $860.5 million for the same period last year.  The loan origination volume has declined because the recent rise in mortgage interest rates has severely curtailed refinance activity.

Non-Interest Expense:

For the Quarters Ended September 30, 2013 and 2012.  Total non-interest expense in the quarter ended September 30, 2013 was $14.5 million, a decrease of $2.8 million or 16 percent, as compared to $17.3 million in the same quarter of fiscal 2013.  The decrease in non-interest expense was due to decreases in salaries and employee benefits and other operating expenses related to mortgage banking operations and a decrease in deposit insurance premiums and regulatory assessments, partly offset by increases in equipment and professional expenses.

Total salaries and employee benefits decreased $2.7 million, or 20 percent, to $10.5 million in the first quarter of fiscal 2014 from $13.2 million in the same period of fiscal 2013.  The decrease was primarily attributable to lower incentive compensation related to PBM, resulting from the decrease in loan originations.

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

For the Quarters Ended September 30, 2013 and 2012.  The income tax provision was $1.0 million for the quarter ended September 30, 2013 as compared to $4.5 million for the same period last year.  The effective income tax rate for the quarter ended September 30, 2013 was 40.8 percent as compared to 34.0 percent in the same quarter last year.  The increase in the effective income tax rate was due primarily to the reversal of an $825,000 tax liability in the first quarter of fiscal 2013, which was not replicated in the first quarter of fiscal 2014. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2014 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $3.1 million, or 14 percent, to $18.6 million at September 30, 2013 from $21.7 million at June 30, 2013.  Non-performing loans as a percentage of loans held for investment improved to 2.48 percent at September 30, 2013 from 2.90 percent at June 30, 2013.  The non-performing loans at September 30, 2013 were primarily comprised of 40 single-family loans ($10.5 million); nine commercial real estate loans ($4.7 million); seven multi-family loans ($3.3 million) and six commercial business loans ($130,000).  This compared to the non-performing loans at June 30, 2013 which were primarily comprised of 50 single-family loans ($13.2 million); eight commercial real estate loans ($4.6 million); seven multi-family loans ($3.8 million) and five commercial business loans ($130,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

When a loan is considered non-performing, as defined by ASC 310 “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews non-performing loans.  When the measured value of an individually identified non-performing loan is less than the recorded investment in the loan, the Corporation charges off or records an individually evaluated allowance equal to the excess of the recorded investment in the loan over its measured value.  For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value and if the fair value is higher than the loan balance, no allowance is required. A collectively evaluated allowance is provided on loans which do not have a charge off or individually evaluated allowance and is determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis data includes current unemployment rates, retail sales, gross domestic product, employment growth, real estate value trends, home sales, and commercial real estate vacancy rates, among other current economic data.

As of September 30, 2013, total restructured loans, net of allowance for loan losses, declined to $7.7 million from $9.5 million at June 30, 2013, a decrease of $1.8 million, or 19 percent.  At September 30, 2013 and June 30, 2013, $6.8 million and $9.1 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2013, $5.2 million, or 69 percent, of the restructured loans have a current payment status; this compares to $6.5 million, or 68 percent, of restructured loans that had a current payment status as of June 30, 2013.

Real estate owned was $3.2 million at September 30, 2013, an increase of $876,000 or 38 percent from $2.3 million at June 30, 2013.  Real estate owned at September 30, 2013 was comprised of four single-family properties ($1.2 million), two commercial real estate property ($2.0 million) and two undeveloped lots ($9,000).  The Corporation has not suspended foreclosure activity because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $2.3 million, or 10 percent, to $21.7 million or 1.88 percent of total assets at September 30, 2013 from $24.0 million or 1.98 percent of total assets at June 30, 2013.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first quarter of fiscal 2014, the Corporation repurchased one loan, totaling $122,000, from an investor pursuant to the recourse/repurchase covenants contained in the Corporation’s loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In the first quarter of fiscal 2013, the Corporation repurchased one loan, totaling $307,000, from an investor.  The primary reasons for honoring the repurchase requests were borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first quarter of fiscal 2014, the Corporation had settled claims for $667,000; and decreased the recourse reserve by $853,000.  This compares to the first quarter of fiscal 2013 when the Corporation settled claims for $327,000; and increased the recourse reserve by $291,000.  As of September 30, 2013, the total recourse reserve for loans sold that are subject to repurchase was $1.3 million, compared to $2.1 million at June 30, 2013 and $6.5 million at September 30, 2012.

Beginning in 2008, in connection with the down turn in the real estate market, the Corporation implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Corporation is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.

The following table shows the summary of the recourse liability for the quarters ended September 30, 2013 and 2012:

	For the Quarters Ended September 30,
Recourse Liability	2013	2012
(In Thousands)

Balance, beginning of the period	$2,111	$6,183
(Recovery) provision	(186)	618
Net settlements in lieu of loan repurchases	(667)	(327)
Balance, end of the period	$1,258	$6,474

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2013:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$180,915	734	72%	7.06 years
Stated income (5)	$190,194	731	69%	7.77 years
FICO less than or equal to 660	$13,526	644	67%	7.56 years
Over 30-year amortization	$15,908	733	65%	8.12 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $4.6 million of “interest only,” $7.6 million of “stated income,” $1.5 million of “FICO less than or equal to 660,” and $238 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2013:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent
Fully amortize in the next 12 months	$2,342	—%	—%
Fully amortize between 1 year and 5 years	178,160	3%	—%
Fully amortize after 5 years	413	—%	—%
Total	$180,915	3%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2013:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$183,122	3%	—%
Interest rate reset between 1 year and 5 years	7,072	17%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$190,194	4%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Corporation’s borrowers primarily because the majority of the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery from the recent recession will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of weak economic conditions may increase the risk of delinquencies and defaults. The higher delinquency levels experienced by the Bank in fiscal 2008 through 2011 was primarily due to high unemployment, the recent U.S. recession, weak economic conditions and the decline in real estate values, particularly in California. It should be noted, however, that delinquency levels experienced since fiscal 2012 have improved, primarily due to an improvement in real estate markets and general economic conditions, as compared to the levels experienced in fiscal 2008 through 2011.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at September 30, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2005 & Prior	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
Loan balance (in thousands)	$190,351	$99,100	$56,021	$26,685	$926	$349	$1,876	$6,520	$8,026	$389,854
Weighted-average LTV (1)	66%	69%	72%	75%	54%	88%	71%	57%	57%	68%
Weighted-average age (in years)	8.98	7.22	6.26	5.51	4.15	3.06	2.13	1.15	0.35	7.54
Weighted-average FICO (2)	726	741	732	741	750	751	727	752	743	733
Number of loans	663	231	116	50	3	2	7	27	35	1,134

Geographic breakdown (%)
Inland Empire	30%	29%	31%	28%	100%	37%	37%	22%	26%	30%
Southern California (3)	65%	52%	37%	39%	—%	63%	48%	34%	31%	54%
Other California (4)	5%	17%	31%	33%	—%	—%	15%	44%	43%	15%
Other States	—%	2%	1%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at September 30, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2005 & Prior	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
Loan balance (in thousands)	$69,249	$41,070	$26,311	$7,751	$—	$448	$25,830	$38,790	$64,398	$273,847
Weighted-average LTV (1)	46%	52%	56%	47%	—%	68%	58%	57%	61%	54%
Weighted-average DCR (2)	1.42x	1.29x	1.23x	1.41x	-x	1.38x	1.49x	1.70x	1.68x	1.49x
Weighted-average age (in years)	9.13	7.26	6.19	5.45	—	3.33	2.05	1.18	0.27	4.58
Weighted-average FICO (3)	714	681	699	753	—	675	741	735	766	738
Number of loans	117	54	40	10	—	2	26	45	76	370

Geographic breakdown (%)
Inland Empire	16%	15%	9%	18%	—%	—%	32%	15%	38%	22%
Southern California (4)	69%	37%	84%	82%	—%	70%	57%	56%	39%	56%
Other California (5)	14%	42%	7%	—%	—%	30%	11%	29%	23%	21%
Other States	1%	6%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	—%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2013:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$131,029	1%	—%	41%
Interest rate reset or mature between 1 year and 5 years	132,890	2%	—%	8%
Interest rate reset or mature after 5 years	9,928	—%	—%	100%
Total	$273,847	1%	—%	27%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at September 30, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2005 & Prior	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total (5)(6)
Loan balance (in thousands)	$21,776	$9,129	$13,701	$3,824	$7,294	$377	$1,248	$19,677	$14,391	$91,417
Weighted-average LTV (1)	44%	54%	53%	34%	61%	58%	47%	54%	45%	50%
Weighted-average DCR (2)	2.07x	2.25x	2.17x	1.78x	1.29x	1.26x	1.82x	1.85x	2.02x	1.97x
Weighted-average age (in years)	9.41	7.14	6.29	5.47	4.26	3.35	1.82	1.02	0.38	4.78
Weighted-average FICO (2)	701	720	721	759	722	705	770	750	748	730
Number of loans	38	11	14	8	2	2	2	19	19	115

Geographic breakdown (%):
Inland Empire	58%	17%	44%	9%	100%	52%	—%	70%	36%	51%
Southern California (3)	42%	83%	43%	91%	—%	48%	100%	30%	44%	44%
Other California (4)	—%	—%	13%	—%	—%	—%	—%	—%	20%	5%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $22.2 million in Retail; $19.2 million in Office; $15.6 million in Mixed Use; $6.6 million in Mobile Home Park; $6.2 million in Medical/Dental Office; $4.9 million in Light Industrial/Manufacturing; $4.9 million in Warehouse; $3.6 million in Mini-Storage; $2.8 million in Research and Development; $1.8 million in Automotive – Non Gasoline; $1.8 million in Hotel and Motel; $1.8 million in Restaurant/Fast Food.

(6)	Consisting of $66.4 million or 72.7% in investment properties and $25.0 million or 27.3% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2013:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$41,152	8%	—%	94%
Interest rate reset or mature between 1 year and 5 years	50,265	3%	—%	71%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$91,417	5%	—%	81%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated:

(In Thousands)	At September 30, 2013	At June 30, 2013
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$6,771	$8,129
Multi-family	1,157	1,236
Commercial real estate	3,765	3,218
Commercial business loans	15	7
Total	11,708	12,590

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,740	5,094
Multi-family	2,109	2,521
Commercial real estate	880	1,354
Commercial business loans	115	123
Total	6,844	9,092

Total non-performing loans	18,552	21,682

Real estate owned, net	3,172	2,296
Total non-performing assets	$21,724	$23,978

Restructured loans on accrual status:
Mortgage loans:
Single-family	$815	$434
Total	$815	$434

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	2.48%	2.90%

Non-performing loans as a percentage of total assets	1.61%	1.79%

Non-performing assets as a percentage of total assets	1.88%	1.98%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of September 30, 2013:

	Calendar Year of Origination
(In Thousands)	2005 & Prior	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
Mortgage loans:
Single-family	$4,942	$2,726	$1,721	$810	$—	$—	$—	$—	$312	$10,511
Multi-family	346	2,625	295	—	—	—	—	—	—	3,266
Commercial real estate	2,683	489	692	—	—	—	—	781	—	4,645
Commercial business loans	—	—	—	—	104	—	—	26	—	130
Total	$7,971	$5,840	$2,708	$810	$104	$—	$—	$807	$312	$18,552

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of September 30, 2013:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$4,159	$5,698	$654	$—	$10,511
Multi-family	553	315	2,398	—	3,266
Commercial real estate	1,816	2,829	—	—	4,645
Commercial business loans	38	86	6	—	130
Total	$6,566	$8,928	$3,058	$—	$18,552

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At September 30, 2013		At June 30, 2013
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$5,621	16	$3,111	11
Multi-family	2,718	4	2,485	3
Commercial real estate	602	2	1,296	3
Commercial business loans	25	1	25	1
Total special mention loans	8,966	23	6,917	18

Substandard loans:
Mortgage loans:
Single-family	10,585	41	13,299	51
Multi-family	13,741	14	15,222	15
Commercial real estate	9,166	13	9,116	12
Commercial business loans	130	6	130	5
Total substandard loans	33,622	74	37,767	83

Total classified loans	42,588	97	44,684	101

Real estate owned:
Single-family	1,189	4	2,287	7
Commercial real estate	1,974	2	—	1
Other	9	2	9	2
Total real estate owned	3,172	8	2,296	10

Total classified assets	$45,760	105	$46,980	111

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters indicated:

	For the Quarters Ended September 30,
(In Thousands)	2013	2012
Loans originated and purchased for sale:
Retail originations	$327,748	$418,554
Wholesale originations and purchases	355,955	441,897
Total loans originated and purchased for sale (1)	683,703	860,451

Loans sold:
Servicing released	(692,377)	(782,298)
Servicing retained	(640)	(5,640)
Total loans sold (2)	(693,017)	(787,938)

Loans originated for investment:
Mortgage loans:
Single-family	2,448	3,196
Multi-family	32,370	11,899
Commercial real estate	6,063	3,656
Total loans originated for investment (3)	40,881	18,751

Loans purchased for investment:
Mortgage loans:
Multi-family	—	—
Total loans purchased for investment	—	—

Mortgage loan principal payments	(41,745)	(37,872)
Real estate acquired in settlement of loans	(2,759)	(5,047)
Increase in other items, net (4)	9,211	7,343

Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(3,726)	$55,688

(1)	Includes PBM loans originated and purchased for sale during the quarters ended September 30, 2013 and 2012 totaling $683.7 million and $860.5 million, respectively.

(2)	Includes PBM loans sold during the quarters ended September 30, 2013 and 2012 totaling $693.0 million and $787.9 million, respectively.

(3)	Includes PBM loans originated for investment during the quarters ended September 30, 2013 and 2012 totaling $2.4 million, and $3.2 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first three months of fiscal 2014 and 2013, the Corporation originated and purchased $724.6 million and $879.2 million of loans, respectively.  The total loans sold in the first three months of fiscal 2014 and 2013 were $693.0 million and $787.9 million, respectively.  At September 30, 2013, the Corporation had loan origination commitments totaling $137.8 million, undisbursed lines of credit totaling $2.6 million and undisbursed loan funds totaling $271,000.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first three months of fiscal 2014, the net decrease in deposits was $3.9 million, primarily due to the decline in time deposits. The decrease in time deposits was consistent with the Corporation's operating strategy. On September 30, 2013, time deposits scheduled to mature in one year or less were $251.1million and total time deposits with a principal amount of $100,000 or higher were $196.4 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2013, total cash and cash equivalents were $157.0 million, or 14 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2013, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $359.8 million and the remaining unused collateral was $449.6 million.  In addition, the Bank has secured a $17.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $16.4 million.  As of September 30, 2013, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2013 decreased to 39.0 percent from 41.1 percent for the quarter ended June 30, 2013.  The relatively high level of liquidity was primarily attributable to a slow economic recovery and the recent decline in loans originated for sale; and was consistent with the Corporation’s strategy to mitigate liquidity risk.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of September 30, 2013, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of September 30, 2013 were as follows:

(Dollars In Thousands)	Amount	Percent

Tier 1 leverage capital	$150,537	13.07%
Requirement to be “Well Capitalized”	57,610	5.00

Excess over requirement	$92,927	8.07%

Tier 1 risk-based capital	$150,537	20.82%
Requirement to be “Well Capitalized”	43,387	6.00

Excess over requirement	$107,150	14.82%

Total risk-based capital	$159,710	22.09%
Requirement to be “Well Capitalized”	72,312	10.00

Excess over requirement	$87,398	12.09%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first quarter of fiscal 2014, the Bank declared and paid a cash dividend of $10.0 million to the Corporation, while the Corporation paid $1.0 million of cash dividends to its shareholders.

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

Supplemental Information

	At September 30, 2013	At June 30, 2013	At September 30, 2012

Loans serviced for others (in thousands)	$86,467	$92,156	$99,301

Book value per share	$15.41	$15.40	$14.11

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2013 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$240,724	$78,964	$1,230,363	19.57%	+578 bp
+300 bp	$222,711	$60,951	$1,217,226	18.30%	+451 bp
+200 bp	$208,648	$46,888	$1,208,371	17.27%	+348 bp
+100 bp	$188,535	$26,775	$1,194,137	15.79%	+200 bp
0 bp	$161,760	$—	$1,173,122	13.79%	- bp
-100 bp	$147,462	$(14,298)	$1,162,917	12.68%	-111 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2013 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2013 and June 30, 2013.

	At September 30, 2013	At June 30, 2013
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.79%	14.44%
Post-Shock NPV Ratio: NPV as a % of PV Assets	12.68%	13.28%
Sensitivity Measure: Change in NPV Ratio	111 bp	116 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at September 30, 2013 and June 30, 2013.

At September 30, 2013		At June 30, 2013
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	19.98%	+400 bp	16.40%
+300 bp	24.58%	+300 bp	19.68%
+200 bp	19.16%	+200 bp	14.30%
+100 bp	14.81%	+100 bp	10.14%
-100 bp	(13.30)%	-100 bp	(16.81)%

At both September 30, 2013 and June 30, 2013, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2013 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2014.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2013	—	$—	—	399,792
August 1 – 31, 2013	168,669	17.92	168,669	231,123
September 1 – 30, 2013	21,382	17.84	21,382	209,741
Total	190,051	$17.91	190,051	209,741

(1)
On March 21, 2013, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation's outstanding common stock, or approximately 522,523 shares, which expires on March 21, 2014.

During the quarter ended September 30, 2013, the Corporation purchased 190,051 shares of the Corporation’s common stock at an average cost of $17.91 per share.  As of September 30, 2013, a total of 312,782 shares have been purchased (at an average cost of $17.07 per share), or 60% of the shares authorized in the March 2013 stock repurchase program, leaving 209,741 shares available for future purchases. The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
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

Provident Financial Holdings, Inc.

Date: November 12, 2013	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.