Form 10-Q
period 2013-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2014-02-07
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of February 3, 2014
Common stock, $ 0.01 par value, per share	9,854,765 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2013 and June 30, 2013	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2013 and 2012	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Six Months Ended December 31, 2013 and 2012	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2013 and 2012	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2013 and 2012	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	41
	Safe-Harbor Statement	42
	Critical Accounting Policies	43
	Executive Summary and Operating Strategy	45
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	46
	Comparison of Financial Condition at December 31, 2013 and June 30, 2013	46
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2013 and 2012	48
	Asset Quality	57
	Loan Volume Activities	66
	Liquidity and Capital Resources	67
	Commitments and Derivative Financial Instruments	68
	Supplemental Information	68

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	69

ITEM 4 -	Controls and Procedures	70

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	71
ITEM 1A -	Risk Factors	71
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	71
ITEM 3 -	Defaults Upon Senior Securities	72
ITEM 4 -	Mine Safety Disclosures	72
ITEM 5 -	Other Information	72
ITEM 6 -	Exhibits	72

SIGNATURES		75

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	December 31, 2013	June 30, 2013
Assets
Cash and cash equivalents	$181,792	$193,839
Investment securities – available for sale, at fair value	17,736	19,510
Loans held for investment, net of allowance for loan losses of $11,041 and $14,935, respectively	756,806	748,397
Loans held for sale, at fair value	130,821	188,050
Accrued interest receivable	2,580	2,992
Real estate owned, net	3,291	2,296
Federal Home Loan Bank (“FHLB”) – San Francisco stock	10,905	15,273
Premises and equipment, net	6,667	6,691
Prepaid expenses and other assets	23,464	33,993

Total assets	$1,134,062	$1,211,041

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$55,126	$57,835
Interest-bearing deposits	858,630	865,175
Total deposits	913,756	923,010

Borrowings	51,462	106,491
Accounts payable, accrued interest and other liabilities	16,394	21,566
Total liabilities	981,612	1,051,067

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,702,365 and 17,661,865 shares issued; 9,851,765 and 10,386,399 shares outstanding, respectively)	177	177
Additional paid-in capital	88,358	87,742
Retained earnings	180,897	179,816
Treasury stock at cost (7,850,600 and 7,275,466 shares, respectively)	(117,440)	(108,315)
Accumulated other comprehensive income, net of tax	458	554

Total stockholders’ equity	152,450	159,974

Total liabilities and stockholders’ equity	$1,134,062	$1,211,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest income:
Loans receivable, net	$9,085	$11,286	$18,791	$22,919
Investment securities	86	110	178	224
FHLB – San Francisco stock	204	137	412	164
Interest-earning deposits	138	84	248	157
Total interest income	9,513	11,617	19,629	23,464

Interest expense:
Checking and money market deposits	96	112	198	210
Savings deposits	152	144	299	292
Time deposits	1,171	1,449	2,434	2,973
Borrowings	439	1,140	1,082	2,281
Total interest expense	1,858	2,845	4,013	5,756

Net interest income	7,655	8,772	15,616	17,708
(Recovery) provision for loan losses	(898)	23	(1,840)	556
Net interest income, after (recovery) provision for loan losses	8,553	8,749	17,456	17,152

Non-interest income:
Loan servicing and other fees	331	382	526	720
Gain on sale of loans, net	5,732	17,878	12,486	38,473
Deposit account fees	619	617	1,240	1,240
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(82)	595	(30)	668
Card and processing fees	317	315	661	636
Other	227	248	444	457
Total non-interest income	7,144	20,035	15,327	42,194

Non-interest expense:
Salaries and employee benefits	8,912	12,671	19,364	25,856
Premises and occupancy	1,104	1,100	2,263	2,250
Equipment	474	422	954	863
Professional expenses	507	453	931	806
Sales and marketing expenses	391	416	806	836
Deposit insurance premiums and regulatory assessments	229	303	443	642
Other	1,254	1,404	2,640	2,842
Total non-interest expense	12,871	16,769	27,401	34,095

Income before income taxes	2,826	12,015	5,382	25,251
Provision for income taxes	1,223	5,075	2,266	9,581
Net income	$1,603	$6,940	$3,116	$15,670

Basic earnings per share	$0.16	$0.65	$0.31	$1.46
Diluted earnings per share	$0.16	$0.64	$0.30	$1.43
Cash dividends per share	$0.10	$0.05	$0.20	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$1,603	$6,940	$3,116	$15,670

Change in unrealized holding loss on securities available for sale	(45)	(45)	(166)	(47)
Other comprehensive loss, before income tax benefit	(45)	(45)	(166)	(47)

Income tax benefit	19	19	70	20
Other comprehensive loss	(26)	(26)	(96)	(27)

Total comprehensive income	$1,577	$6,914	$3,020	$15,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters and Six Months Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2013	10,201,348	$177	$87,917	$180,299	$(111,719)	$484	$157,158

Net income				1,603			1,603
Other comprehensive loss						(26)	(26)
Purchase of treasury stock	(385,083)				(5,670)		(5,670)
Exercise of stock options	35,500	—	259				259
Amortization of restricted stock			51				51
Forfeiture of restricted stock			51		(51)		—
Stock options expense			79				79
Tax effect from stock based compensation			1				1
Cash dividends				(1,005)			(1,005)

Balance at December 31, 2013	9,851,765	$177	$88,358	$180,897	$(117,440)	$458	$152,450

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2012	10,690,585	$176	$87,173	$164,748	$(101,904)	$625	$150,818

Net income				6,940			6,940
Other comprehensive loss						(26)	(26)
Purchase of treasury stock	(93,580)				(1,448)		(1,448)
Amortization of restricted stock			52				52
Stock options expense			53				53
Cash dividends				(533)			(533)

Balance at December 31, 2012	10,597,005	$176	$87,278	$171,155	$(103,352)	$599	$155,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2013	10,386,399	$177	$87,742	$179,816	$(108,315)	$554	$159,974

Net income				3,116			3,116
Other comprehensive loss						(96)	(96)
Purchase of treasury stock	(575,134)				(9,074)		(9,074)
Exercise of stock options	40,500	—	296				296
Amortization of restricted stock			102				102
Forfeitures of restricted stock			51		(51)		—
Stock options expense			159				159
Tax effect from stock based compensation			8				8
Cash dividends				(2,035)			(2,035)

Balance at December 31, 2013	9,851,765	$177	$88,358	$180,897	$(117,440)	$458	$152,450

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2012	10,856,027	$176	$86,758	$156,560	$(99,343)	$626	$144,777

Net income				15,670			15,670
Other comprehensive loss						(27)	(27)
Purchase of treasury stock (1)	(287,822)				(3,996)		(3,996)
Exercise of stock options	28,000		197				197
Distribution of restricted stock	800						—
Amortization of restricted stock			105				105
Forfeitures of restricted stock			13		(13)		—
Stock options expense			134				134
Tax effect from stock based compensation			71				71
Cash dividends				(1,075)			(1,075)

Balance at December 31, 2012	10,597,005	$176	$87,278	$171,155	$(103,352)	$599	$155,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,116	$15,670
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	863	848
(Recovery) provision for loan losses	(1,840)	556
Recovery of losses on real estate owned	(17)	(118)
Gain on sale of loans, net	(12,486)	(38,473)
Gain on sale of real estate owned, net	(161)	(746)
Stock-based compensation	261	239
Increase in current and deferred income taxes	(3,922)	(1,835)
Tax effect from stock based compensation	(8)	(71)
(Decrease) increase in accounts payable and other liabilities	(3,217)	2,684
Decrease (increase) in prepaid expenses and other assets	150	(1,272)
Loans originated for sale	(1,136,684)	(1,869,290)
Proceeds from sale of loans	1,219,194	1,844,726
Net cash provided by (used for) operating activities	65,249	(47,082)

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(10,215)	18,876
Principal payments from investment securities available for sale	1,619	1,667
Redemption of FHLB – San Francisco stock	4,368	3,106
Proceeds from sale of real estate owned	2,530	9,365
Purchase of premises and equipment	(510)	(399)
Net cash (used for) provided by investing activities	(2,208)	32,615

Cash flows from financing activities:
Decrease in deposits, net	(9,254)	(26,205)
Repayments of long-term borrowings	(55,029)	(27)
Exercise of stock options	296	197
Tax effect from stock based compensation	8	71
Cash dividends	(2,035)	(1,075)
Treasury stock purchases	(9,074)	(3,996)
Net cash used for financing activities	(75,088)	(31,035)

Net decrease in cash and cash equivalents	(12,047)	(45,502)
Cash and cash equivalents at beginning of period	193,839	145,136
Cash and cash equivalents at end of period	$181,792	$99,634
Supplemental information:
Cash paid for interest	$4,342	$5,750
Cash paid for income taxes	$6,180	$11,345
Transfer of loans held for sale to held for investment	$2,259	$1,881
Real estate acquired in the settlement of loans	$3,972	$6,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2013 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2013.  The results of operations for the quarter and six months ended December 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2011-11:
In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210) -Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU enhances disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information enables users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of set off associated with certain financial instruments and derivative instruments in the scope of this ASU. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this ASU did not have a material impact on the Corporation's consolidated financial statements; however, there was a significant impact related to the footnotes to the financial statements upon adoption.

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

ASU 2013-11:
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Corporation has not determined the impact of this ASU on its consolidated financial statements.

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

As of December 31, 2013 and 2012, there were outstanding options to purchase 974,200 shares and 1.1 million shares of the Corporation’s common stock, respectively, of which 508,200 shares and 586,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2013 and 2012, there were outstanding restricted stock awards of 66,500 shares and 144,500 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2013 and 2012, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,603	$6,940	$3,116	$15,670

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	10,078	10,654	10,192	10,727

Effect of dilutive shares:
Stock options	164	162	179	139
Restricted stock	29	84	27	75

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	10,271	10,900	10,398	10,941

Basic earnings per share	$0.16	$0.65	$0.31	$1.46
Diluted earnings per share	$0.16	$0.64	$0.30	$1.43

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and six months ended December 31, 2013 and 2012, respectively.

	For the Quarter Ended December 31, 2013
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,671	$984	$7,655
Recovery for loan losses	(876)	(22)	(898)
Net interest income, after recovery for loan losses	7,547	1,006	8,553

Non-interest income:
Loan servicing and other fees (1)	210	121	331
Gain on sale of loans, net (2)	86	5,646	5,732
Deposit account fees	619	—	619
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(82)	—	(82)
Card and processing fees	317	—	317
Other	227	—	227
Total non-interest income	1,377	5,767	7,144

Non-interest expense:
Salaries and employee benefits	3,600	5,312	8,912
Premises and occupancy	630	474	1,104
Operating and administrative expenses	1,056	1,799	2,855
Total non-interest expense	5,286	7,585	12,871
Income (loss) before income taxes	3,638	(812)	2,826
Provision (benefit) for income taxes	1,564	(341)	1,223
Net income (loss)	$2,074	$(471)	$1,603
Total assets, end of period	$1,003,275	$130,787	$1,134,062

(1)	Includes an inter-company charge of $5 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $39 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2012
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,144	$1,628	$8,772
(Recovery) provision for loan losses	(35)	58	23
Net interest income after (recovery) provision for loan losses	7,179	1,570	8,749

Non-interest income:
Loan servicing and other fees (1)	347	35	382
(Loss) gain on sale of loans, net (2)	(37)	17,915	17,878
Deposit account fees	617	—	617
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	587	8	595
Card and processing fees	315	—	315
Other	248	—	248
Total non-interest income	2,077	17,958	20,035

Non-interest expense:
Salaries and employee benefits	4,239	8,432	12,671
Premises and occupancy	668	432	1,100
Operating and administrative expenses	1,109	1,889	2,998
Total non-interest expense	6,016	10,753	16,769
Income before income taxes	3,240	8,775	12,015
Provision for income taxes	1,386	3,689	5,075
Net income	$1,854	$5,086	$6,940
Total assets, end of period	$959,612	$288,718	$1,248,330

(1)	Includes an inter-company charge of $11 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $25 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2013
	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$13,238	$2,378	$15,616
(Recovery) provision for loan losses	(1,859)	19	(1,840)
Net interest income, after (recovery) provision for loan losses	15,097	2,359	17,456

Non-interest income:
Loan servicing and other fees (1)	344	182	526
Gain on sale of loans, net (2)	323	12,163	12,486
Deposit account fees	1,240	—	1,240
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(31)	1	(30)
Card and processing fees	661	—	661
Other	444	—	444
Total non-interest income	2,981	12,346	15,327

Non-interest expense:
Salaries and employee benefits	7,555	11,809	19,364
Premises and occupancy	1,313	950	2,263
Operating and administrative expenses	2,070	3,704	5,774
Total non-interest expense	10,938	16,463	27,401
Income (loss) before taxes	7,140	(1,758)	5,382
Provision (benefit) for income taxes	3,005	(739)	2,266
Net income (loss)	$4,135	$(1,019)	$3,116
Total assets, end of period	$1,003,275	$130,787	$1,134,062

(1)	Includes an inter-company charge of $13 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $46 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2012
	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$14,477	$3,231	$17,708
Provision (recovery) for loan losses	820	(264)	556
Net interest income, after provision (recovery) for loan losses	13,657	3,495	17,152

Non-interest income:
Loan servicing and other fees (1)	650	70	720
(Loss) gain on sale of loans, net (2)	(8)	38,481	38,473
Deposit account fees	1,240	—	1,240
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	661	7	668
Card and processing fees	636	—	636
Other	457	—	457
Total non-interest income	3,636	38,558	42,194

Non-interest expense:
Salaries and employee benefits	8,996	16,860	25,856
Premises and occupancy	1,408	842	2,250
Operating and administrative expenses	2,280	3,709	5,989
Total non-interest expense	12,684	21,411	34,095
Income before taxes	4,609	20,642	25,251
Provision for income taxes	902	8,679	9,581
Net income	$3,707	$11,963	$15,670
Total assets, end of period	$959,612	$288,718	$1,248,330

(1)	Includes an inter-company charge of $27 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $66 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2013 and June 30, 2013 were as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$9,450	$358	$—	$9,808	$9,808
U.S. government sponsored enterprise MBS	6,644	359	—	7,003	7,003
Private issue CMO (2)	939	—	(14)	925	925
Total investment securities	$17,033	$717	$(14)	$17,736	$17,736

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$10,361	$455	$—	$10,816	$10,816
U.S. government sponsored enterprise MBS	7,255	420	—	7,675	7,675
Private issue CMO	1,036	1	(18)	1,019	1,019
Total investment securities	$18,652	$876	$(18)	$19,510	$19,510

In the second quarters of fiscal 2014 and 2013, the Corporation received MBS principal payments of $799,000 and $905,000, respectively, and did not purchase or sell investment securities. For the first six months of fiscal 2014 and 2013, the Corporation received MBS principal payments of $1.6 million and $1.7 million, respectively, and did not purchase or sell investment securities.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of December 31, 2013, the gross unrealized holding losses relate to two adjustable rate private issue CMOs, where one has been in an unrealized loss position for more than 12 months.  This compares to June 30, 2013 when the gross unrealized holding losses relate to one adjustable rate private issue CMO, which had been in an unrealized loss position for more than 12 months. The unrealized holding losses were primarily the result of perceived credit and liquidity concerns related to these CMOs.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of December 31, 2013 and June 30, 2013.  The Corporation does not believe that there are any other-than-temporary impairments at December 31, 2013 and 2012; therefore, no impairment losses have been recorded for the quarters ended December 31, 2013 and 2012.  The Corporation intends and has the ability to hold these CMOs until maturity and will not likely be required to sell the CMOs before realizing a full recovery.

Contractual maturities of investment securities as of December 31, 2013 and June 30, 2013 were as follows:

	December 31, 2013		June 30, 2013
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	17,033	17,736	18,652	19,510
Total investment securities	$17,033	$17,736	$18,652	$19,510

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	December 31, 2013	June 30, 2013
Mortgage loans:
Single-family	$382,762	$404,341
Multi-family	285,530	262,316
Commercial real estate	95,390	92,488
Construction	1,792	292
Commercial business loans	1,322	1,687
Consumer loans	326	437
Total loans held for investment, gross	767,122	761,561

Undisbursed loan funds	(1,611)	(292)
Deferred loan costs, net	2,336	2,063
Allowance for loan losses	(11,041)	(14,935)
Total loans held for investment, net	$756,806	$748,397

As of December 31, 2013, the Corporation had $26.8 million in mortgage loans that are subject to negative amortization, consisting of $21.5 million in multi-family loans, $3.9 million in single-family loans and $1.4 million in commercial real estate loans.  This compares to $33.3 million of negative amortization mortgage loans at June 30, 2013, consisting of $24.4 million in multi-family loans, $5.1 million in single-family loans and $3.8 million in commercial real estate loans.  During the second quarter and first six months of fiscal 2014 and 2013, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of December 31, 2013 and June 30, 2013, the interest-only ARM loans were $177.7 million and $188.5 million, or 23% and 25% of loans held for investment, respectively.

The following table sets forth information at December 31, 2013 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at December 31, 2013, unchanged from June 30, 2013.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$341,519	$18,082	$5,177	$2,493	$15,491	$382,762
Multi-family	117,971	25,826	125,347	7,799	8,587	285,530
Commercial real estate	38,746	3,965	38,473	2,124	12,082	95,390
Construction	1,792	—	—	—	—	1,792
Commercial business loans	633	—	—	—	689	1,322
Consumer loans	312	—	—	—	14	326
Total loans held for investment, gross	$500,973	$47,873	$168,997	$12,416	$36,863	$767,122

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

The following table summarizes the Corporation’s allowance for loan losses at December 31, 2013 and June 30, 2013:

(In Thousands)	December 31, 2013	June 30, 2013
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$7,263	$8,949
Multi-family	2,554	4,689
Commercial real estate	1,060	1,053
Construction	3	—
Commercial business loans	65	78
Consumer loans	11	12
Total collectively evaluated allowance	10,956	14,781

Individually evaluated for impairment:
Mortgage loans:
Single-family	44	113
Commercial business loans	41	41
Total individually evaluated allowance	85	154
Total loan loss allowance	$11,041	$14,935

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(Dollars in Thousands)	2013	2012	2013	2012

Allowance at beginning of period	$12,105	$20,118	$14,935	$21,483

(Recovery) provision for loan losses	(898)	23	(1,840)	556

Recoveries:
Mortgage loans:
Single-family	99	93	267	163
Multi-family	8	—	19	—
Construction	20	—	20	—
Consumer loans	—	1	1	2
Total recoveries	127	94	307	165

Charge-offs:
Mortgage loans:
Single-family	(90)	(1,704)	(780)	(3,671)
Multi-family	(199)	—	(1,577)	—
Consumer loans	(4)	(1)	(4)	(3)
Total charge-offs	(293)	(1,705)	(2,361)	(3,674)

Net charge-offs	(166)	(1,611)	(2,054)	(3,509)
Balance at end of period	$11,041	$18,530	$11,041	$18,530

Allowance for loan losses as a percentage of gross loans held for investment	1.44%	2.34%	1.44%	2.34%
Net charge-offs as a percentage of average loans receivable, net, during the period (annualized)	0.08%	0.62%	0.46%	0.67%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	57.17%	64.40%	57.17%	64.40%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses at December 31, 2013 and June 30, 2013:

(In Thousands)	December 31, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$7,712	$(1,871)	$5,841
Without a related allowance (2)	5,267	—	5,267
Total single-family loans	12,979	(1,871)	11,108

Multi-family:
With a related allowance	975	(244)	731
Without a related allowance (2)	2,445	—	2,445
Total multi-family loans	3,420	(244)	3,176

Commercial real estate:
Without a related allowance (2)	2,739	—	2,739
Total commercial real estate loans	2,739	—	2,739

Commercial business loans:
With a related allowance	176	(56)	120
Total commercial business loans	176	(56)	120

Total non-performing loans	$19,314	$(2,171)	$17,143

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$9,908	$(2,350)	$7,558
Without a related allowance (2)	5,665	—	5,665
Total single-family loans	15,573	(2,350)	13,223

Multi-family:
With a related allowance	4,519	(1,320)	3,199
Without a related allowance (2)	558	—	558
Total multi-family loans	5,077	(1,320)	3,757

Commercial real estate:
Without a related allowance (2)	4,572	—	4,572
Total commercial real estate loans	4,572	—	4,572

Commercial business loans:
With a related allowance	189	(59)	130
Total commercial business loans	189	(59)	130

Total non-performing loans	$25,411	$(3,729)	$21,682

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

At December 31, 2013 and June 30, 2013, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses or charge offs, as of December 31, 2013:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$2,988	$312	$290	$7,518	$11,108
Multi-family	—	165	2,024	987	3,176
Commercial real estate	—	618	780	1,341	2,739
Commercial business loans	—	7	—	113	120
Total	$2,988	$1,102	$3,094	$9,959	$17,143

For the quarters ended December 31, 2013 and 2012, the Corporation’s average investment in non-performing loans was $17.2 million and $26.2 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended December 31, 2013 and 2012, interest income of $1.5 million and $1.5 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $100,000 and $159,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $82,000 and $145,000 for the quarters ended December 31, 2013 and 2012, respectively, and was not included in the results of operations.

For the six months ended December 31, 2013 and 2012, the Corporation’s average investment in non-performing loans was $17.8 million and $27.7 million, respectively.  For the six months ended December 31, 2013 and 2012, interest income of $2.9 million and $3.0 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $195,000 and $258,000, respectively, was collected and applied to the net loan balances under the cost recovery method.  Foregone interest income amounted to $230,000 and $246,000 for the six months ended December 31, 2013 and 2012, respectively, and was not included in the results of operations.

For the quarters ended December 31, 2013 and 2012, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans.  During the quarter ended December 31, 2013 and 2012, no restructured loans were in default within a 12-month period subsequent to their original restructuring.   Additionally, during the quarter ended December 31, 2013, there were two loans to the same borrower for $810,000 whose modifications were extended beyond the initial maturity of the modification.  For the quarter ended December 31, 2012, one loan for $131,000 had its modification extended beyond the initial maturity of the modification.

For the six months ended December 31, 2013 and 2012, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans.  During the six months ended December 31, 2013, no restructured loans were in default within a 12-month period subsequent to its original restructuring.  This compares to one restructured loan with a total balance of $437,000 during the six months ended December 31, 2012 that was in default within a 12-month period subsequent to its original restructuring and required an additional provision of $226,000.  Additionally, during the six months ended December 31, 2013, there were two loans to the same borrower for $810,000 whose modifications were extended beyond the initial maturity of the modification.  For the six months ended December 31, 2012, one loan for $131,000 had its modification extended beyond the initial maturity of the modification.

As of December 31, 2013, the net outstanding balance of the 18 restructured loans was $5.8 million:  one was classified as special mention and remains on accrual status ($384,000); and 17 were classified as substandard ($5.4 million, all of which were on non-accrual status).  As of June 30, 2013, the net outstanding balance of the 26 restructured loans was $9.5 million:  one was classified as special mention on accrual status ($434,000); and 25 were classified as substandard ($9.1 million , all of which were on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of December 31, 2013 and June 30, 2013, $3.0 million or 51 percent, and $6.5 million or 68 percent, respectively, of the restructured loans were current with respect to their payment status.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	December 31, 2013	June 30, 2013
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,419	$5,094
Multi-family	2,099	2,521
Commercial real estate	810	1,354
Commercial business loans	107	123
Total	5,435	9,092

Restructured loans on accrual status:
Mortgage loans:
Single-family	384	434
Total	384	434

Total restructured loans	$5,819	$9,526

The following tables show the restructured loans by type, net of allowance for loan losses, at December 31, 2013 and June 30, 2013:

(In Thousands)	December 31, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$831	$(233)	$598
Without a related allowance (2)	2,205	—	2,205
Total single-family loans	3,036	(233)	2,803

Multi-family:
Without a related allowance (2)	2,099	—	2,099
Total multi-family loans	2,099	—	2,099

Commercial real estate:
Without a related allowance (2)	810	—	810
Total commercial real estate loans	810	—	810

Commercial business loans:
With a related allowance	158	(51)	107
Total commercial business loans	158	(51)	107

Total restructured loans	$6,103	$(284)	$5,819

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$3,774	$(795)	$2,979
Without a related allowance (2)	2,549	—	2,549
Total single-family loans	6,323	(795)	5,528

Multi-family:
With a related allowance	3,266	(1,006)	2,260
Without a related allowance (2)	261	—	261
Total multi-family loans	3,527	(1,006)	2,521

Commercial real estate:
Without a related allowance (2)	1,354	—	1,354
Total commercial real estate loans	1,354	—	1,354

Commercial business loans:
With a related allowance	180	(57)	123
Total commercial business loans	180	(57)	123

Total restructured loans	$11,384	$(1,858)	$9,526

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

During the quarter ended December 31, 2013, three properties were acquired in the settlement of loans, while four previously foreclosed upon properties were sold.  For the quarter ended December 31, 2012, five properties were acquired in the settlement of loans, while 11 previously foreclosed upon properties were sold. During the six months ended December 31, 2013, six properties were acquired in the settlement of loans, while nine previously foreclosed upon properties were sold.  For the six months ended December 31, 2012, 16 properties were acquired in the settlement of loans, while 28 previously foreclosed upon properties were sold. As of December 31, 2013, real estate owned was comprised of seven properties with a net fair value of $3.3 million, primarily located in Southern California.  This compares to 10 real estate owned properties, primarily located in Southern California, with a net fair value of $2.3 million at June 30, 2013.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2013 and June 30, 2013, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $102.6 million and $262.5 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2013	June 30, 2013
(In Thousands)

Undisbursed loan funds - Construction loans	$1,611	$292
Undisbursed lines of credit – Mortgage loans	801	774
Undisbursed lines of credit – Commercial business loans	1,336	952
Undisbursed lines of credit – Consumer loans	786	779
Commitments to extend credit on loans to be held for investment	4,337	6,872
Total	$8,871	$9,669

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At December 31, 2013, $1.8 million was included in other assets and $215,000 was included in other liabilities; at June 30, 2013, $7.4 million was included in other assets and $1.0 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2013 and 2012.

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2013	2012	2013	2012
Balance, beginning of the period	$89	$66	$115	$66
Provision (recovery)	36	(3)	10	(3)
Balance, end of the period	$125	$63	$125	$63

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and six months ended December 31, 2013 and 2012 was as follows:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2013	2012	2013	2012
(In Thousands)
Commitments to extend credit on loans to be held for sale	$(3,117)	$(5,132)	$1,280	$(743)
Mandatory loan sale commitments and TBA MBS trades	5,424	5,642	(5,824)	984
Option contracts	158	(179)	266	(441)
Total	$2,465	$331	$(4,278)	$(200)

The outstanding derivative financial instruments at the dates indicated were as follows:

	December 31, 2013		June 30, 2013
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$98,242	$248	$255,635	$(1,032)
Best efforts loan sale commitments	(13,045)	—	(29,847)	—
Mandatory loan sale commitments and TBA MBS trades	(197,092)	981	(410,897)	6,805
Option contracts	(20,000)	331	(10,000)	589
Total	$(131,895)	$1,560	$(195,109)	$6,362

(1)	Net of 24.8 percent at December 31, 2013 and 23.6 percent at June 30, 2013 of commitments which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at December 31, 2013 or June 30, 2013.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 through 2010. Based on the California Franchise Tax Board examination for the fiscal years 2009 and 2010, the Corporation recorded an additional tax expense of $70,000 in the quarter ended December 31, 2013. Tax years subsequent to fiscal 2009 remain subject to federal examination, while the California state income tax returns for years subsequent to fiscal 2010 are subject to future examination by state taxing authorities.  The Corporation believes that we have adequately provided or paid income tax on all matters not yet resolved with federal and state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters and six months ended December 31, 2013 and 2012, there were no tax penalties or interest charges.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain (Loss)
As of December 31, 2013:
Loans held for sale, measured at fair value	$130,821	$128,251	$2,570

As of June 30, 2013:
Loans held for sale, measured at fair value	$188,050	$188,545	$(495)

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

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, mandatory loan sale commitments, TBA MBS trades and option contracts.  The fair value of TBA MBS trades is determined using quoted secondary-market prices (Level 2).  The fair values of other derivative financial instruments are determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment, including the management's estimate of loan commitments which may not fund (Level 3).

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as TBA MBS trades.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans (Level 2).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$9,808	$—	$9,808
U.S. government sponsored enterprise MBS	—	7,003	—	7,003
Private issue CMO	—	—	925	925
Investment securities	—	16,811	925	17,736

Loans held for sale, at fair value	—	130,821	—	130,821
Interest-only strips	—	—	88	88

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	463	463
Mandatory loan sale commitments	—	—	196	196
TBA MBS trades	—	785	—	785
Option contracts	—	—	331	331
Derivative assets	—	785	990	1,775
Total assets	$—	$148,417	$2,003	$150,420

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$215	$215
Derivative liabilities	—	—	215	215
Total liabilities	$—	$—	$215	$215

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$10,816	$—	$10,816
U.S. government sponsored enterprise MBS	—	7,675	—	7,675
Private issue CMO	—	—	1,019	1,019
Investment securities	—	18,491	1,019	19,510

Loans held for sale, at fair value	—	188,050	—	188,050
Interest-only strips	—	—	98	98

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,338	1,338
Mandatory loan sale commitments	—	—	405	405
TBA MBS trades	—	7,251	—	7,251
Option contracts	—	—	589	589
Derivative assets	—	7,251	2,332	9,583
Total assets	$—	$213,792	$3,449	$217,241

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$2,370	$2,370
Mandatory loan sale commitments	—	—	322	322
TBA MBS trades	—	529	—	529
Derivative liabilities	—	529	2,692	3,221
Total liabilities	$—	$529	$2,692	$3,221

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at September 30, 2013	$953	$103	$3,365	$(141)	$82	$4,362
Total gains or losses (realized/unrealized):
Included in earnings	—	—	5,534	329	158	6,021
Included in other comprehensive loss	19	(15)	—	—	—	4
Purchases	—	—	—	196	155	351
Issuances	—	—	248	—	—	248
Settlements	(47)	—	(8,899)	(188)	(64)	(9,198)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2013	$925	$88	$248	$196	$331	$1,788

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at September 30, 2012	$1,198	$117	$8,370	$(1,114)	$65	$8,636
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(8,370)	1,114	(65)	(7,321)
Included in other comprehensive loss	(7)	13	—	—	—	6
Purchases	—	—	—	(71)	47	(24)
Issuances	—	—	3,238	—	—	3,238
Settlements	(35)	—	—	—	—	(35)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2012	$1,156	$130	$3,238	$(71)	$47	$4,500

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757
Total gains or losses (realized/unrealized):
Included in earnings	—	—	12,036	99	265	12,400
Included in other comprehensive loss	3	(10)	—	—	—	(7)
Purchases	—	—	—	55	371	426
Issuances	—	—	3,613	—	—	3,613
Settlements	(97)	—	(14,369)	(41)	(894)	(15,401)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2013	$925	$88	$248	$196	$331	$1,788

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2012	$1,242	$130	$3,981	$(163)	$36	$5,226
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(12,351)	1,277	(101)	(11,175)
Included in other comprehensive loss	(6)	—	—	—	—	(6)
Purchases	—	—	—	(1,185)	112	(1,073)
Issuances	—	—	11,608	—	—	11,608
Settlements	(80)	—	—	—	—	(80)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2012	$1,156	$130	$3,238	$(71)	$47	$4,500

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,613	$6,530	$17,143
MSA	—	—	289	289
Real estate owned, net	—	3,291	—	3,291
Total	$—	$13,904	$6,819	$20,723

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,650	$10,032	$21,682
MSA	—	—	174	174
Real estate owned, net	—	2,296	—	2,296
Total	$—	$13,946	$10,206	$24,152

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of December 31, 2013:

(Dollars In Thousands)	Fair Value As of December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$925	Discounted cash flow	Probability of default Loss severity Prepayment speed	1.3% – 2.3% (2.1%) 11.9% - 37.5% (36.2%) 7.2% – 14.8% (10.0%)	Decrease Decrease Decrease

Non-performing loans	$84	Discounted cash flow	Default rates	0.0% - 30.0% (14.3%)	Decrease
Non-performing loans	$6,446	Relative value analysis	Loss severity	15.0% - 60.0% (19.3%)	Decrease

MSA	$289	Discounted cash flow	Prepayment speed (CPR) Discount rate	11.7% - 60.0% (33.3%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$88	Discounted cash flow	Prepayment speed (CPR) Discount rate	0.0% - 41.6% (23.6%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$463	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.3% – 104.5% (99.8%) of par 24.4% - 28.2% (24.8%)	Decrease Decrease

Mandatory loan sale commitments	$196	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	100.4% - 104.1% (102.2%) of par 100.8% - 105.4% (102.3%) of par 0.002%	Decrease Decrease Decrease

Option contracts	$331	Relative value analysis	Broker quotes	103.0% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$215	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	97.9% – 104.0% (101.6%) of par 24.4% - 28.2% (24.8%)	Decrease Decrease

(1)	The range is based on the historical estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2013 and June 30, 2013 were as follows:

	December 31, 2013
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$756,806	$741,773	—	—	$741,773
FHLB – San Francisco stock	$10,905	$10,905	—	$10,905	—

Financial liabilities:
Deposits	$913,756	$892,696	—	—	$892,696
Borrowings	$51,462	$53,606	—	—	$53,606

	June 30, 2013
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$748,397	$742,256	—	—	$742,256
FHLB – San Francisco stock	$15,273	$15,273	—	$15,273	—

Financial liabilities:
Deposits	$923,010	$903,654	—	—	$903,654
Borrowings	$106,491	$110,404	—	—	$110,404

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2013, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of December 31, 2013, the Corporation had five share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.

For the quarters ended December 31, 2013 and 2012, the compensation cost for these plans was $129,000 and $105,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $7,000 and $0 in the quarters ended December 31, 2013 and 2012, respectively.

For the six months ended December 31, 2013 and 2012, the compensation cost for these plans was $260,000 and $239,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $8,000 and $71,000 for the six months ended December 31, 2013 and 2012, respectively.

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2013 Plan, the 2010 Plan and the 2006 Plan for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock.  The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

Equity Incentive Plan - Stock Options.  Under the 2013 Plan, 2010 Plan and 2006 Plan (collectively, “the Plans”), options may not be granted at a price less than the fair market value at the date of the grant.  Options typically vest over a five-year or shorter period as long as the director, advisory director, director emeritus, officer or employee remains in service to the Corporation.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

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

During the second quarter of fiscal 2014, 35,500 options were exercised and 21,800 options were forfeited.  This compares to the second quarter of fiscal 2013 when 20,000 options were granted and 20,000 options were forfeited. For the first six months of fiscal 2014, 40,500 options were exercised and 21,800 options were forfeited.  This compares to the first six months of fiscal 2013 when 20,000 options were granted, 28,000 options were exercised and 24,000 options were forfeited. As of December 31, 2013 and 2012, there were 510,250 and 188,450 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter and six months ended December 31, 2013.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2013	706,800	$12.75
Granted	—	$—
Exercised	(35,500)	$7.33
Forfeited	(21,800)	$17.30
Outstanding at December 31, 2013	649,500	$12.89	5.90	$3,575
Vested and expected to vest at December 31, 2013	610,900	$13.21	5.75	$3,298
Exercisable at December 31, 2013	456,500	$15.00	5.20	$2,190

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2013	711,800	$12.71
Granted	—	$—
Exercised	(40,500)	$7.32
Forfeited	(21,800)	$17.30
Outstanding at December 31, 2013	649,500	$12.89	5.90	$3,575
Vested and expected to vest at December 31, 2013	610,900	$13.21	5.75	$3,298
Exercisable at December 31, 2013	456,500	$15.00	5.20	$2,190

As of December 31, 2013 and 2012, there was $657,000 and $1.1 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.8 years and 2.7 years, respectively.  The forfeiture rate during the first six months of fiscal 2014 and 2013 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Equity Incentive Plan – Restricted Stock.  The Corporation used 300,000 shares, 288,750 shares and 185,000 shares of its treasury stock to fund the 2013 Plan, the 2010 Plan and the 2006 Plan, respectively.  Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

There was no restricted stock activity in the second quarter of fiscal 2014 and 2013, other than the forfeiture of 5,750 shares in the second quarter of fiscal 2014. For the first six months of fiscal 2014, there was no restricted stock activity, other than the forfeiture of 5,750 shares. This compares to the vesting and distribution of 800 shares and the forfeiture of 1,500 shares of restricted stock in the first six months of fiscal 2013. As of December 31, 2013 and 2012, there were 475,350 shares and 169,600 shares of restricted stock available for future awards under the Plans.

The following tables summarize the unvested restricted stock activity in the quarter and six months ended December 31, 2013.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at September 30, 2013	72,250	$7.07
Granted	—	$—
Vested	—	$—
Forfeited	(5,750)	$7.07
Unvested at December 31, 2013	66,500	$7.07
Expected to vest at December 31, 2013	53,200	$7.07

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2013	72,250	$7.07
Granted	—	$—
Vested	—	$—
Forfeited	(5,750)	$7.07
Unvested at December 31, 2013	66,500	$7.07
Expected to vest at December 31, 2013	53,200	$7.07

As of December 31, 2013 and 2012, the unrecognized compensation expense was $370,000 and $708,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.5 years and 2.5 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first six months of fiscal 2014 and 2013, for both periods.  For the six months ended December 31, 2013 and 2012, the fair value of shares vested and distributed was $0 and $9,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of December 31, 2013, no stock options remain available for future grant under the 2003 and 1996 Stock Option Plans, which expired in November 2013 and January 2007, respectively.

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

For the second quarter of fiscal 2014 and 2013, there was no activity in the Stock Option Plans, except forfeitures of 13,000 shares in the second quarter of fiscal 2014. For the first six months of fiscal 2014 and 2013, there was no activity in the Stock Option Plans, except forfeitures of 88,000 shares and 7,500 shares, respectively. As of December 31, 2013 and 2012, there were no stock options and 14,900 stock options available for future grants under the Stock Option Plans, respectively.

The following tables summarize the activity in the Stock Option Plans for the quarter and six months ended December 31, 2013.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2013	337,700	$25.20
Granted	—	$—
Exercised	—	$—
Forfeited	(13,000)	$25.79
Outstanding at December 31, 2013	324,700	$25.17	1.32	$—
Vested and expected to vest at December 31, 2013	324,700	$25.17	1.32	$—
Exercisable at December 31, 2013	324,700	$25.17	1.32	$—

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2013	412,700	$24.30
Granted	—	$—
Exercised	—	$—
Forfeited	(88,000)	$20.24
Outstanding at December 31, 2013	324,700	$25.17	1.32	$—
Vested and expected to vest at December 31, 2013	324,700	$25.17	1.32	$—
Exercisable at December 31, 2013	324,700	$25.17	1.32	$—

As of December 31, 2013 and 2012, there was no unrecognized compensation expense at both dates, related to unvested share-based compensation arrangements under the Stock Option Plans.

Note 11: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

ASU 2013-02, "Comprehensive Income (Topic 220)," requires disclosure of reclassification adjustments of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI.

The following tables provide the changes in AOCI by component for the quarters and six months ended December 31, 2013 and 2012.

	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2013	$425	$59	$484

Other comprehensive loss before reclassifications	(17)	(9)	(26)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(17)	(9)	(26)

Ending balance at December 31, 2013	$408	$50	$458

	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2012	$559	$66	$625

Other comprehensive (loss) income before reclassifications	(34)	8	(26)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(34)	8	(26)

Ending balance at December 31, 2012	$525	$74	$599

	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2013	$498	$56	$554

Other comprehensive loss before reclassifications	(90)	(6)	(96)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(90)	(6)	(96)

Ending balance at December 31, 2013	$408	$50	$458

	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2012	$552	$74	$626

Other comprehensive loss before reclassifications	(27)	—	(27)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(27)	—	(27)

Ending balance at December 31, 2012	$525	$74	$599

There were no significant items reclassified out of AOCI for the quarters and six months ended December 31, 2013 and 2012.

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

As of December 31, 2013:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$1,350	$38	$1,312	$—	$—	$1,312
Total	$1,350	$38	$1,312	$—	$—	$1,312

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of June 30, 2013:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$8,245	$579	$7,666	$—	$—	$7,666
Total	$8,245	$579	$7,666	$—	$—	$7,666

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$851	$579	$272	$—	$—	$272
Total	$851	$579	$272	$—	$—	$272

Note 13: Subsequent Events

On January 28, 2014, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.10 per share.  Shareholders of the Corporation’s common stock at the close of business on February 19, 2014 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 10, 2014.

On February 4, 2014, the Corporation announced that the Bank appointed Gwendolyn L. Wertz as Senior Vice President of Retail Banking. Ms. Wertz has more than 25 years of experience with financial institutions including the last 10 years in senior management roles.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At December 31, 2013, the Corporation had total assets of $1.13 billion, total deposits of $913.8 million and total stockholders’ equity of $152.5 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 15 retail loan production offices in City of Industry, Elk Grove, Escondido, Glendora, Hermosa Beach, Livermore, Rancho Cucamonga (2), Riverside (3), Roseville, San Rafael, Santa Barbara and Westlake Village, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On October 30, 2013, the Corporation declared a quarterly cash dividend of $0.10 per share for the Corporation’s shareholders of record at the close of business on November 21, 2013, which was paid on December 10, 2013.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management recognizes that the total balance sheet may decline or stabilize at current levels in response to weaknesses in general economic conditions, which may improve capital ratios and mitigate credit and liquidity risk.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at December 31, 2013 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,844	$2,616	$1,499	$341	$6,300
Pension benefits	220	441	441	6,933	8,035
Time deposits	221,039	147,846	22,757	1,594	393,236
FHLB – San Francisco advances	11,415	2,636	12,435	33,211	59,697
FHLB – San Francisco letter of credit	5,000	—	—	—	5,000
FHLB – San Francisco MPF credit enhancement (1)	176	352	352	1,633	2,513
Total	$239,694	$153,891	$37,484	$43,712	$474,781

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of December 31, 2013, the Bank serviced $44.7 million of loans under this program.

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

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

Total assets decreased $77.0 million, or six percent, to $1.13 billion at December 31, 2013 from $1.21 billion at June 30, 2013.  The decrease was primarily attributable to decreases in cash and cash equivalents deployed to payoff maturing FHLB borrowings.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $12.0 million, or six percent, to $181.8 million at December 31, 2013 from $193.8 million at June 30, 2013.  The decrease was primarily attributable to decreases in borrowings and deposits.  The relatively high balance in cash and cash equivalents is primarily attributable to the slow economic recovery and the recent decline in loans originated for sale; and it is consistent with the Corporation’s strategy of managing credit, interest rate and liquidity risk.

Total investment securities decreased $1.8 million, or nine percent, to $17.7 million at December 31, 2013 from $19.5 million at June 30, 2013.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment increased $8.4 million, or one percent, to $756.8 million at December 31, 2013 from $748.4 million at June 30, 2013.  Total loan principal payments during the first six months of fiscal 2014 were $76.4 million, a nine percent increase from $70.4 million in the comparable period in fiscal 2013.  In addition, real estate owned acquired in the settlement of loans in the first six months of fiscal 2014 was $4.0 million, a 41 percent decline from $6.8 million in the same period last year due primarily to the improvement in the Corporation's credit quality and improvement in real estate markets.  During the first six months of fiscal 2014 and 2013, the Corporation originated $84.0 million and $45.1 million, respectively, of loans held for investment, consisting primarily of multi-family and commercial real estate loans.  During the first six months of fiscal 2014 and 2013, the Corporation did not purchase any loans to be held for investment. The balance of preferred loans increased seven percent to $382.4 million at December 31, 2013, compared to $356.5 million at June 30, 2013, and represented 50 percent and 47 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased five percent to $382.8 million at December 31, 2013, compared to $404.3 million at June 30, 2013, and represented approximately 50 percent and 53 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2013 and June 30, 2013, as a percentage of the total dollar amount outstanding:

As of December 31, 2013

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$112,816	29%	$209,541	55%	$57,382	15%	$3,023	1%	$382,762	100%
Multi-family	58,586	21%	159,828	56%	63,700	22%	3,416	1%	285,530	100%
Commercial real estate	48,856	51%	38,988	41%	7,546	8%	—	—%	95,390	100%
Construction	1,792	100%	—	—%	—	—%	—	—%	1,792	100%
Total	$222,050	29%	$408,357	53%	$128,628	17%	$6,439	1%	$765,474	100%

(1)	Other than the Inland Empire.

As of June 30, 2013

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$119,858	29%	$221,306	55%	$59,624	15%	$3,553	1%	$404,341	100%
Multi-family	46,245	18%	158,058	60%	54,564	21%	3,449	1%	262,316	100%
Commercial real estate	49,660	54%	40,104	43%	2,724	3%	—	—%	92,488	100%
Construction	292	100%	—	—%	—	—%	—	—%	292	100%
Total	$216,055	29%	$419,468	55%	$116,912	15%	$7,002	1%	$759,437	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $57.3 million, or 30 percent, to $130.8 million at December 31, 2013 from $188.1 million at June 30, 2013.  The decrease was primarily due to the lower volume of loans originated for sale reflecting a reduction in refinancing transactions due to the recent rise in mortgage interest rates.

The outstanding balance of FHLB - San Francisco stock decreased $4.4 million, or 29 percent, to $10.9 million at December 31, 2013 from $15.3 million at June 30, 2013. The decrease was due to the excess stock redemption received from FHLB - San Francisco. As of December 31, 2013 and June 30, 2013, the minimum FHLB stock requirement was $8.7 million and $8.7 million, respectively; and the excess FHLB stock was $2.2 million and $6.6 million, respectively.

Total deposits decreased $9.2 million, or one percent, to $913.8 million at December 31, 2013 from $923.0 million at June 30, 2013.  Transaction accounts increased $5.7 million, or one percent, to $526.5 million at December 31, 2013 from $520.8 million at June 30, 2013; while time deposits decreased $14.9 million to $387.3 million at December 31, 2013 from $402.2 million at June 30, 2013.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $55.0 million, or 52 percent, to $51.5 million from $106.5 million at June 30, 2013, primarily due to scheduled maturities during the six months ended December 31, 2013.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 59 months at December 31, 2013, compared to 32 months at June 30, 2013.

Total stockholders’ equity decreased $7.5 million, or five percent, to $152.5 million at December 31, 2013, from $160.0 million at June 30, 2013, primarily as a result of stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and quarterly cash dividends paid, partly offset by net income during the first six months of fiscal 2014.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2013 and 2012

The Corporation’s net income for the second quarter of fiscal 2014 was $1.6 million, a decrease of $5.3 million, or 77 percent, from $6.9 million in the same period of fiscal 2013. For the first six months of fiscal 2014, the Corporation’s net income was $3.1 million, a decrease of $12.6 million, or 80 percent, from $15.7 million in the same period of fiscal 2013. The decrease in net income for each period was attributable to the decreases in non-interest income and net interest income, partially offset by the decreases in the provision for loan losses, non-interest expenses and provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 87 percent for the second quarter of fiscal 2014 from 58 percent for the same period of fiscal 2013.  For the first six months of fiscal 2014, the Corporation’s efficiency ratio also increased to 89 percent from 57 percent for the same period of fiscal 2013. The increase in the efficiency ratio for each period was primarily the result of a significant decrease in non-interest income and net interest income outpacing the decrease in non-interest expense.

Return on average assets for the second quarter of fiscal 2014 was 0.56 percent, down 165 basis points from 2.21 percent in the same period last year.  For the first six months of fiscal 2014, return on average assets was 0.54 percent, down 196 basis points from 2.50 percent in the same period last year.

Return on average equity for the second quarter of fiscal 2014 was 4.13 percent compared to 18.14 percent for the same period last year.  For the first six months of fiscal 2014, return on average equity was 3.97 percent compared to 20.89 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2014 were $0.16, a 75 percent decrease from $0.64 in the same period last year. For the first six months of fiscal 2014, diluted earnings per share were $0.30, a 79 percent decrease from $1.43 in the same period last year.

Net Interest Income:

For the Quarters Ended December 31, 2013 and 2012.  Net interest income decreased $1.1 million, or 13 percent, to $7.7 million for the second quarter of fiscal 2014 from $8.8 million for the comparable period in fiscal 2013, due to a lower average earning asset balance and, to a lesser extent, a lower net interest margin.  The average balance of earning assets decreased $94.1 million, or eight percent, to $1.12 billion in the second quarter of fiscal 2014 from $1.21 billion in the comparable period of fiscal 2013, due primarily to the slow economic recovery and it was consistent with the Corporation’s strategy of managing liquidity, interest rate and credit risk. The weighted-average yield of interest-earning assets decreased by 43 basis points to 3.41 percent, while the weighted-average cost of interest-bearing liabilities decreased by 30 basis points to 0.75 percent for the second quarter of fiscal 2014 as compared to the same period last year. The net interest margin was 2.74 percent in the second quarter of fiscal 2014, down 16 basis points from 2.90 percent in the same period of fiscal 2013 due to the decline in the average yield of interest-earning assets outpacing the declining cost of liabilities.

For the Six Months Ended December 31, 2013 and 2012.  Net interest income decreased $2.1 million, or 12 percent, to $15.6 million for the first six months of fiscal 2014 from $17.7 million for the comparable period in fiscal 2013, due to a lower average earning asset balance and, to a lesser extent, a lower net interest margin.  The average balance of earning assets decreased $85.8 million, or seven percent, to $1.12 billion in the first six months of fiscal 2014 from $1.21 billion in the comparable period of fiscal 2013, consistent with the Corporation’s strategy of managing liquidity, interest rate and credit risk. The net interest margin was 2.78 percent in the first six months of fiscal 2014, down 15 basis points from 2.93 percent in the same period of fiscal 2013 due to the decline in the average yield on interest-earning assets outpacing the declining cost of liabilities.  The weighted-average yield on interest-earning assets decreased by 39 basis points to 3.49 percent, while the weighted-average cost of interest-bearing liabilities decreased by 25 basis points to 0.81 percent for the first six months of fiscal 2014 as compared to the same period last year.

Interest Income:

For the Quarters Ended December 31, 2013 and 2012.  Total interest income decreased by $2.1 million, or 18 percent, to $9.5 million for the second quarter of fiscal 2014 from $11.6 million in the same quarter of fiscal 2013.  This decrease was the result of the lower average balance of earning assets, particularly on loans receivable, and, to a lesser extent, the lower average earning asset yield, particularly on loans receivable.

Loans receivable interest income decreased $2.2 million, or 20 percent, to $9.1 million in the second quarter of fiscal 2014 from $11.3 million for the same quarter of fiscal 2013.  This decrease was attributable to a lower average loan balance and, to a much lesser extent, a lower average loan yield.  The average balance of loans receivable, including loans held for sale, decreased $175.0 million, or 17 percent, to $861.6 million for the second quarter of fiscal 2014 as compared to $1.04 billion in the same quarter of fiscal 2013.  The decrease in the average balance of loan receivable was due primarily to a lower balance of loans held for sale, the slow economic recovery and the Corporation’s strategy of managing liquidity, interest rate and credit risk. The average loan yield during the second quarter of fiscal 2014 decreased 13 basis points to 4.22 percent from 4.35 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable, partly offset by an increase in the average yield of loans held for sale. The average balance of loans held for sale decreased $157.1 million, or 58 percent, to $112.1 million during the second quarter of fiscal 2014 from $269.2 million in the quarter of fiscal 2013. The average yield on the loans held for sale increased 82 basis points to 4.27 percent in the second quarter of fiscal 2014 from 3.45 percent in the same quarter of fiscal 2013, primarily due to the increase in mortgage interest rates.

Interest income from investment securities decreased $24,000, or 22 percent, to $86,000 for the second quarter of fiscal 2014 from $110,000 in the same quarter of fiscal 2013.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $3.6 million, or 17 percent, to $18.2 million during the second quarter of fiscal 2014 from $21.8 million during the same quarter of fiscal 2013.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 13 basis points to 1.89 percent during the quarter ended December 31, 2013 from 2.02 percent during the quarter ended December 31, 2012.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the second quarter of fiscal 2014, the Corporation did not purchase any investment securities, while $799,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2014 was $204,000, compared to $137,000 in the same quarter of fiscal 2013.  In the second quarter of fiscal 2014, the Bank received a $2.4 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $2.0 million capital stock redemption in the same period of fiscal 2013.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $138,000 in the second quarter of fiscal 2014, up 64 percent from $84,000 in the same quarter of fiscal 2013.  The increase was due to a higher average balance for the second quarter of fiscal 2014 as compared to the same period last year as the average yield was unchanged at 25 basis points during both periods.  The average balance of the interest-earning deposits in the second quarter of fiscal 2014 was $224.9 million, an increase of $92.5 million or 70 percent, from $132.4 million in the same quarter of fiscal 2013. The increase in the average balance of the interest-earning deposits was due primarily to the decrease in the average balance of loans held for sale.

For the Six Months Ended December 31, 2013 and 2012.  Total interest income decreased by $3.9 million, or 17 percent, to $19.6 million for the first six months of fiscal 2014 from $23.5 million in the same period of fiscal 2013.  This decrease was the result of the lower average balance of earning assets, particularly on loans receivable, and, to a lesser extent, the lower average earning asset yield, particularly on loans receivable.

Loans receivable interest income decreased $4.1 million, or 18 percent, to $18.8 million in the first six months of fiscal 2014 from $22.9 million for the same period of fiscal 2013.  This decrease was attributable to a lower average loan balance and, to a much lesser extent, a lower average loan yield.  The average balance of loans receivable, including loans held for sale, decreased $148.8 million, or 14 percent, to $893.3 million for the first six months of fiscal 2014 as compared to $1.04 billion in the same period of fiscal 2013. The average loan yield during the first six months of fiscal 2014 decreased 19 basis points to 4.21 percent from 4.40 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable, partly offset by an increase in the average yield of loans held for sale. The average balance of loans held for sale decreased $121.6 million, or 46 percent, to $144.6 million during the first six months of fiscal 2014 from $266.2 million in the the same period of fiscal 2013. The average yield on the loans held for sale increased 67 basis points to 4.14 percent in the first six months of fiscal 2014 from 3.47 percent in the same period of fiscal 2013, primarily due to the increase in mortgage interest rates.

Interest income from investment securities decreased $46,000, or 21 percent, to $178,000 for the first six months of fiscal 2014 from $224,000 in the same period of fiscal 2013.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $3.6 million, or 16 percent, to $18.6 million during the first six months of fiscal 2014 from $22.2 million during the same period of fiscal 2013.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 11 basis points to 1.91 percent during the six months ended December 31, 2013 from 2.02 percent during the same period ended December 31, 2012.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first six months of fiscal 2014, the Corporation did not purchase any investment securities, while $1.6 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2014 was $412,000, compared to $164,000 in the same period of fiscal 2013.  In the first six months of fiscal 2014, the Bank received a $4.4 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $3.1 million capital stock redemption in the same period of fiscal 2013.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $248,000 in the first six months of fiscal 2014, up 58 percent from $157,000 in the same period of fiscal 2013.  The increase was due to a higher average balance for the first six months of fiscal 2014 as compared to the same period last year as the average yield was unchanged at 25 basis points during both six month periods.  The average balance of the interest-earning deposits in the first six months of fiscal 2014 was $198.7 million, an increase of $74.3 million or 60 percent, from $124.4 million in the same period of fiscal 2013.

Interest Expense:

For the Quarters Ended December 31, 2013 and 2012.  Total interest expense for the second quarter of fiscal 2014 was $1.9 million as compared to $2.8 million for the same period last year, a decrease of $987,000, or 35 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the second quarter of fiscal 2014 was $1.4 million as compared to $1.7 million for the same period last year, a decrease of $286,000, or 17 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.61 percent during the second quarter of fiscal 2014 from 0.71 percent during the same quarter last year, a decrease of 10 basis points.  The decrease in the average cost of deposits was attributable primarily to higher cost time deposits repricing to lower current market interest rates and a lower percentage of time deposits to the total deposit balance. The average balance of deposits decreased $24.2 million to $925.2 million during the quarter ended December 31, 2013 from $949.4 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the second quarter of fiscal 2014 was 58 percent, compared to 54 percent in the same period of fiscal 2013.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2014 decreased $701,000, or 61 percent, to $439,000 from $1.1 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $70.7 million, or 56 percent, to $55.8 million during the quarter ended December 31, 2013 from $126.5 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.12 percent for the quarter ended December 31, 2013 from 3.57 percent in the same quarter last year, a decrease of 45 basis points.  The decrease in average cost was due to maturities of higher costing advances.

For the Six Months Ended December 31, 2013 and 2012.  Total interest expense for the first six months of fiscal 2014 was $4.0 million as compared to $5.8 million for the same period last year, a decrease of $1.8 million, or 31 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first six months of fiscal 2014 was $2.9 million as compared to $3.5 million for the same period last year, a decrease of $544,000, or 16 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.63 percent during the first six months of fiscal 2014 from 0.72 percent during the same period last year, a decrease of nine basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in core deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits decreased $30.9 million, or three percent, to $922.0 million during the six months ended December 31, 2013 from $952.9 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts.  The average balance of transaction accounts to total deposits in the first six months of fiscal 2014 was 57 percent, compared to 54 percent in the same period of fiscal 2013.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first six months of fiscal 2014 decreased $1.2 million, or 52 percent, to $1.1 million from $2.3 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $60.4 million, or 48 percent, to $66.1 million during the six months ended December 31, 2013 from $126.5 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.25 percent for the six months ended December 31, 2013 from 3.58 percent in the same period last year, a decrease of 33 basis points.  The decrease in average cost was due to maturities of higher costing advances.

The following tables present the average balance sheets for the quarters and six months ended December 31, 2013 and 2012, respectively:

Average Balance Sheets

	Quarter Ended December 31, 2013			Quarter Ended December 31, 2012
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$861,635	$9,085	4.22%	$1,036,682	$11,286	4.35%
Investment securities	18,162	86	1.89%	21,753	110	2.02%
FHLB – San Francisco stock	12,080	204	6.76%	20,107	137	2.73%
Interest-earning deposits	224,949	138	0.25%	132,413	84	0.25%

Total interest-earning assets	1,116,826	9,513	3.41%	1,210,955	11,617	3.84%

Non interest-earning assets	36,806			45,733

Total assets	$1,153,632			$1,256,688

Interest-bearing liabilities:
Checking and money market accounts (2)	$294,199	96	0.13%	$285,379	112	0.16%
Savings accounts	238,275	152	0.25%	229,859	144	0.25%
Time deposits	392,741	1,171	1.18%	434,174	1,449	1.32%

Total deposits	925,215	1,419	0.61%	949,412	1,705	0.71%

Borrowings	55,760	439	3.12%	126,524	1,140	3.57%

Total interest-bearing liabilities	980,975	1,858	0.75%	1,075,936	2,845	1.05%

Non interest-bearing liabilities	17,333			27,736

Total liabilities	998,308			1,103,672

Stockholders’ equity	155,324			153,016
Total liabilities and stockholders’ equity	$1,153,632			$1,256,688

Net interest income		$7,655			$8,772

Interest rate spread (3)			2.66%			2.79%
Net interest margin (4)			2.74%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.85%			112.55%
Return on average assets			0.56%			2.21%
Return on average equity			4.13%			18.14%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $99 and $117 for the quarters ended December 31, 2013 and 2012, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $59.0 million and $52.8 million during the quarters ended December 31, 2013 and 2012, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Six Months Ended December 31, 2013			Six Months Ended December 31, 2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$893,335	$18,791	4.21%	$1,042,167	$22,919	4.40%
Investment securities	18,625	178	1.91%	22,195	224	2.02%
FHLB – San Francisco stock	13,185	412	6.25%	20,881	164	1.56%
Interest-earning deposits	198,724	248	0.25%	124,421	157	0.25%

Total interest-earning assets	1,123,869	19,629	3.49%	1,209,664	23,464	3.88%

Non interest-earning assets	37,117			46,074

Total assets	$1,160,986			$1,255,738

Interest-bearing liabilities:
Checking and money market accounts (2)	$291,852	198	0.13%	$285,709	210	0.15%
Savings accounts	234,552	299	0.25%	228,997	292	0.25%
Time deposits	395,635	2,434	1.22%	438,239	2,973	1.35%

Total deposits	922,039	2,931	0.63%	952,945	3,475	0.72%

Borrowings	66,094	1,082	3.25%	126,531	2,281	3.58%

Total interest-bearing liabilities	988,133	4,013	0.81%	1,079,476	5,756	1.06%

Non interest-bearing liabilities	16,062			26,265

Total liabilities	1,004,195			1,105,741

Stockholders’ equity	156,791			149,997
Total liabilities and stockholders’ equity	$1,160,986			$1,255,738

Net interest income		$15,616			$17,708

Interest rate spread (3)			2.68%			2.82%
Net interest margin (4)			2.78%			2.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.74%			112.06%
Return on average assets			0.54%			2.50%
Return on average equity			3.97%			20.89%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $299 and $347 for the six months ended December 31, 2013 and 2012, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $58.1 million and $52.6 million during the six months ended December 31, 2013 and 2012, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters December 31, 2013 and 2012, respectively:

Rate/Volume Variance

	Quarter Ended December 31, 2013 Compared To Quarter Ended December 31, 2012 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(354)	$(1,904)	$57	$(2,201)
Investment securities	(7)	(18)	1	(24)
FHLB – San Francisco stock	203	(55)	(81)	67
Interest-bearing deposits	—	54	—	54
Total net change in income on interest-earning assets	(158)	(1,923)	(23)	(2,104)

Interest-bearing liabilities:
Checking and money market accounts	(19)	4	(1)	(16)
Savings accounts	—	8	—	8
Time deposits	(155)	(138)	15	(278)
Borrowings	(144)	(637)	80	(701)
Total net change in expense on interest-bearing liabilities	(318)	(763)	94	(987)
Net increase (decrease) in net interest income	$160	$(1,160)	$(117)	$(1,117)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2013 Compared To Six Months Ended December 31, 2012 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(995)	$(3,274)	$141	$(4,128)
Investment securities	(12)	(36)	2	(46)
FHLB – San Francisco stock	488	(60)	(180)	248
Interest-bearing deposits	—	91	—	91
Total net change in income on interest-earning assets	(519)	(3,279)	(37)	(3,835)

Interest-bearing liabilities:
Checking and money market accounts	(16)	5	(1)	(12)
Savings accounts	—	7	—	7
Time deposits	(277)	(290)	28	(539)
Borrowings	(209)	(1,091)	101	(1,199)
Total net change in expense on interest-bearing liabilities	(502)	(1,369)	128	(1,743)
Net decrease in net interest income	$(17)	$(1,910)	$(165)	$(2,092)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended December 31, 2013 and 2012.  During the second quarter of fiscal 2014, the Corporation recorded a recovery from the allowance for loan losses of $(898,000), an improvement from a provision for loan losses of $23,000 in the same period of fiscal 2013.  The recovery in the second quarter of fiscal 2014 was primarily attributable to the improvement in credit quality.  Non-performing loans declined $4.6 million, or 21 percent, to $17.1 million at December 31, 2013 as compared to $21.7 million at June 30, 2013 and $24.4 million at December 31, 2012.  Net charge-offs in the second quarter of fiscal 2014 were $166,000 or 0.08 percent (annualized) of average loans receivable, down $1.4 million, or 90 percent, from $1.6 million or 0.62 percent (annualized) of average loans receivable in the same quarter of fiscal 2013.  Total classified loans, consisting of special mention and substandard loans, were $33.8 million at December 31, 2013 as compared $44.7 million at June 30, 2013 and to $46.2 million at December 31, 2012.

For the Six Months Ended December 31, 2013 and 2012.  During the first six months of fiscal 2014, the Corporation recorded a recovery from the allowance for loan losses of $(1.84 million), an improvement from a provision for loan losses of $556,000 in the same period of fiscal 2013.  The lower loan loss provision in the first six months of fiscal 2014 was primarily attributable to an improvement in credit quality. Net charge-offs declined to $2.1 million or 0.46 percent (annualized) of average loans receivable in the first six months of fiscal 2014 as compared to $3.5 million or 0.67 percent (annualized) of loans receivable in the same period of fiscal 2013, a decrease of $1.4 million or 40 percent.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank's charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies such as the improving unemployment rate and higher home prices in California.  See related discussion of “Asset Quality” below.

At December 31, 2013, the allowance for loan losses was $11.0 million, comprised of collectively evaluated allowances of $10.9 million and individually evaluated allowances of $85,000; in comparison to the allowance for loan losses of $14.9 million at June 30, 2013, comprised of collectively evaluated allowances of $14.8 million and individually evaluated allowances of $154,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.44 percent at December 31, 2013 compared to 1.96 percent at June 30, 2013.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended December 31, 2013 and 2012.  Total non-interest income decreased $12.9 million, or 64 percent, to $7.1 million for the quarter ended December 31, 2013 from $20.0 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $12.2 million, or 68 percent, to $5.7 million for the second quarter of fiscal 2014 from $17.9 million in the same quarter of fiscal 2013 reflecting the impact of a lower average loan sale margin and a lower loan sale volume.  The average loan sale margin for PBM during the second quarter of fiscal 2014 was 1.36 percent, down 56 basis points from 1.92 percent for the same period of fiscal 2013.  Total loans sold for the quarter ended December 31, 2013 were $500.8 million, a decrease of $513.4 million or 51 percent, from $1.01 billion for the same quarter last year.  The decreases in the average loan sale margin and loan sale volume were attributable to the increase in mortgage interest rates during the second quarter of fiscal 2014 and an increase in competition. The gain on sale of loans for the second quarter of fiscal 2014 includes a $(70,000) recourse reserve recovery on loans sold that are subject to repurchase, compared to a $1.3 million recourse reserve provision in the comparable quarter last year.  As of December 31, 2013, the total recourse reserve for loans sold that are subject to repurchase was $1.2 million, compared to $2.1 million at June 30, 2013 and $7.8 million at December 31, 2012.  See “Asset Quality” for additional information related to the recourse reserve liability.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825 that amounted to a net loss of $(2.2 million) in the second quarter of fiscal 2014 as compared to an unfavorable fair-value adjustment of $(5.1 million) net loss in the same period last year.  The reduced fair-value adjustment on derivative financial instruments was consistent with our reduced mortgage banking activity. As of December 31, 2013, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $4.1 million, compared to $5.9 million at June 30, 2013 and $14.1 million at December 31, 2012.

Total loans originated and purchased for sale decreased $555.9 million, or 55 percent, to $453.0 million in the second quarter of fiscal 2014 from $1.01 billion for the same period last year.  The loan origination volume has declined because the recent rise in mortgage interest rates has severely curtailed refinance activity.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(82,000) in the second quarter of fiscal 2014 compared to a net gain of $595,000 in the same period last year.  The net loss in the second quarter of fiscal 2014 was primarily due to real estate owned operating expenses of $117,000 and a $9,000 net loss on the sale of real estate owned, partly offset by a $43,000 recovery for losses on real estate owned.  Four real estate owned properties were sold in the quarter ended December 31, 2013 as compared to 11 real estate owned properties sold in the same period ended December 31, 2012.

For the Six Months Ended December 31, 2013 and 2012.  Total non-interest income decreased $26.9 million, or 64 percent, to $15.3 million for the six months ended December 31, 2013 from $42.2 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $26.0 million, or 68 percent, to $12.5 million for the first six months of fiscal 2014 from $38.5 million in the same period of fiscal 2013 reflecting the impact of a lower loan sale volume and lower average loan sale margin.  Total loans sold for the six months ended December 31, 2013 were $1.19 billion, a decrease of $608.3 million or 34 percent, from $1.80 billion for the same period last year.  The average loan sale margin for PBM during the first six months of fiscal 2014 was 1.24 percent, down 82 basis points from 2.06 percent for the same period of fiscal 2013.  The gain on sale of loans for the first six months of fiscal 2014 includes a $(256,000) recourse reserve recovery on loans sold that are subject to repurchase, compared to a $1.9 million recourse reserve provision in the comparable period last year.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $(1.2 million) in the first six months of fiscal 2014 as compared to a favorable fair-value adjustment, a net gain of $205,000, in the same period last year.

Total loans originated and purchased for sale decreased $732.6 million, or 39 percent, to $1.14 billion in the first six months of fiscal 2014 from $1.87 billion for the same period last year.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(30,000) in the first six months of fiscal 2014 compared to a net gain of $668,000 in the same period last year.  The net loss in the first six months of fiscal 2014 was primarily due to net real estate owned operating expenses of $208,000, partly offset by a $161,000 net gain on the sale of real estate owned and a $17,000 recovery for losses on real estate owned.  Nine real estate owned properties were sold during the six months ended December 31, 2013 as compared to 28 real estate owned properties sold in the same period ended December 31, 2012.

Non-Interest Expense:

For the Quarters Ended December 31, 2013 and 2012.  Total non-interest expense in the quarter ended December 31, 2013 was $12.9 million, a decrease of $3.9 million or 23 percent, as compared to $16.8 million in the quarter ended December 31, 2012.  The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits and other operating expenses related to mortgage banking operations.

Total salaries and employee benefits decreased $3.8 million, or 30 percent, to $8.9 million in the second quarter of fiscal 2014 from $12.7 million in the same period of fiscal 2013.  The decrease was primarily attributable to lower incentive compensation and lower average number of workforce related to PBM, resulting from the decrease in loan originations. PBM loan originations decreased $555.1 million, or 55 percent, to $455.7 million in the second quarter of fiscal 2014 from $1.14 billion in the comparable period in fiscal 2013. The PBM division has reduced its workforce by an average of 39.7 full-time equivalents ("FTE"), or 11 percent, to an average of 324.1 FTE during the quarter ended December 31, 2013 from an average of 363.8 FTE during the quarter ended December 31, 2012.

For the Six Months Ended December 31, 2013 and 2012.  Total non-interest expense in the six months ended December 31, 2013 was $27.4 million, a decrease of $6.7 million or 20 percent, as compared to $34.1 million in the same period ended December 31, 2012.  The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits and other operating expenses related to mortgage banking operations.

Total salaries and employee benefits decreased $6.5 million, or 25 percent, to $19.4 million in the first six months of fiscal 2014 from $25.9 million in the same period of fiscal 2013.  The decrease was primarily attributable to lower incentive compensation and lower average number of workforce related to PBM, resulting from the decrease in loan originations. PBM loan originations decreased $732.6 million, or 39 percent, to $1.14 billion in the first six months of fiscal 2014 from $1.87 billion in the comparable period in fiscal 2013. The PBM division has reduced its workforce by an average of 9.1 FTE, or three percent, to an average of 346.3 FTE during the six months ended December 31, 2013 from an average of 355.4 FTE during the same period ended December 31, 2012.

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

For the Quarters Ended December 31, 2013 and 2012.  The income tax provision was $1.2 million for the quarter ended December 31, 2013 as compared to $5.1 million for the same quarter last year.  The effective income tax rate for the quarter ended December 31, 2013 was 43.3 percent as compared to 42.2 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2014 reflects its current income tax obligations.

For the Six Months Ended December 31, 2013 and 2012.  The income tax provision was $2.3 million for the six months ended December 31, 2013 as compared to $9.6 million for the same period last year.  The effective income tax rate for the six months ended December 31, 2013 was 42.1 percent as compared to 37.9 percent in the same quarter last year.  The income tax provision in the six months ended December 31, 2012 included a net tax recovery from prior period adjustments of $1.1 million, which includes a tax liability reversal of $825,000 as a result of the August 2, 2012 notification from the tax authorities indicating the acceptance of an accounting method change.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2014 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $4.6 million, or 21 percent, to $17.1 million at December 31, 2013 from $21.7 million at June 30, 2013.  Non-performing loans as a percentage of loans held for investment improved to 2.27 percent at December 31, 2013 from 2.90 percent at June 30, 2013.  The non-performing loans at December 31, 2013 were primarily comprised of 40 single-family loans ($11.1 million); seven multi-family loans ($3.2 million); six commercial real estate loans ($2.7 million) and five commercial business loans ($120,000).  This compares to the non-performing loans at June 30, 2013 which were primarily comprised of 50 single-family loans ($13.2 million); eight commercial real estate loans ($4.6 million); seven multi-family loans ($3.8 million) and five commercial business loans ($130,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

When a loan is considered non-performing, as defined by ASC 310 “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews non-performing loans.  When the measured value of an individually identified non-performing loan is less than the recorded investment in the loan, the Corporation charges-off or records an individually evaluated allowance equal to the excess of the recorded investment in the loan over its measured value.  For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value and if the fair value is higher than the loan balance, no allowance is required. A collectively evaluated allowance is provided on loans which do not have a charge-off or individually evaluated allowance and is determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis data includes current unemployment rates, retail sales, gross domestic product, employment growth, real estate value trends, home sales, and commercial real estate vacancy rates, among other current economic data.

As of December 31, 2013, total restructured loans, net of allowance for loan losses, declined to $5.8 million from $9.5 million at June 30, 2013, a decrease of $3.7 million, or 39 percent.  At December 31, 2013 and June 30, 2013, $5.4 million and $9.1 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2013, $3.0 million, or 51 percent, of the restructured loans have a current payment status; this compares to $6.5 million, or 68 percent, of restructured loans that had a current payment status as of June 30, 2013.

Real estate owned was $3.3 million at December 31, 2013, an increase of $995,000 or 43 percent from $2.3 million at June 30, 2013.  Real estate owned at December 31, 2013 was comprised of three single-family properties ($1.3 million), two commercial real estate properties ($2.0 million) and two undeveloped lots ($9,000).  The Corporation has not suspended foreclosure activity because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $3.6 million, or 15 percent, to $20.4 million or 1.80 percent of total assets at December 31, 2013 from $24.0 million or 1.98 percent of total assets at June 30, 2013.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the second quarter of fiscal 2014, the Corporation did not repurchase any loans; however, in the first six months of fiscal 2014, the Corporation repurchased one loan for $122,000 from investors pursuant to the recourse/repurchase covenants contained in the Corporation’s loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In the second quarter of fiscal 2013, the Corporation did not repurchase any loans; however, in the first six months of fiscal 2013, the Corporation repurchased one loan for $307,000 from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the second quarter and first six months of fiscal 2014, the Corporation had a recovery of $(70,000) and $(256,000), respectively, and (recovered) settled claims for $(14,000) and $653,000, respectively.  This compares to the second quarter and first six months of fiscal 2013 when the Corporation had a provision of $1.3 million and $1.9 million, respectively; and (recovered) settled claims for $(17,000) and $310,000, respectively. As of December 31, 2013, the total recourse reserve for loans sold that are subject to repurchase was $1.2 million, compared to $2.1 million at June 30, 2013 and $7.8 million at December 31, 2012.

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

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2013 and 2012:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2013	2012	2013	2012
(In Thousands)

Balance, beginning of the period	$1,258	$6,474	$2,111	$6,183
(Recovery) provision	(70)	1,285	(256)	1,903
Net settlements in lieu of loan repurchases	14	17	(653)	(310)
Balance, end of the period	$1,202	$7,776	$1,202	$7,776

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were calculated at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2013:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$176,609	734	72%	7.31 years
Stated income (5)	$185,776	731	68%	8.04 years
FICO less than or equal to 660	$13,333	643	66%	7.87 years
Over 30-year amortization	$15,838	733	65%	8.36 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $5.2 million of “interest only,” $9.3 million of “stated income,” $1.7 million of “FICO less than or equal to 660,” and $237 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2013:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent
Fully amortize in the next 12 months	$2,674	7%	—%
Fully amortize between 1 year and 5 years	173,523	3%	—%
Fully amortize after 5 years	412	—%	—%
Total	$176,609	3%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2013:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$177,513	5%	—%
Interest rate reset between 1 year and 5 years	8,263	10%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$185,776	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Corporation’s borrowers primarily because the majority of the loans are repricing at a 2.75 percent margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery from the recent recession will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of weak economic conditions may increase the risk of delinquencies and defaults. The higher delinquency levels experienced by the Bank in fiscal 2008 through 2011 was primarily due to high unemployment, the recent U.S. recession, weak economic conditions and the decline in real estate values, particularly in California. It should be noted, however, that delinquency levels experienced since fiscal 2011 have improved, primarily due to an improvement in real estate markets and general economic conditions, as compared to the levels experienced in fiscal 2008 through 2011.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2005 & Prior	2006	2007	2008	2009	2010	2011	2012	2013	Total
Loan balance (in thousands)	$186,060	$96,466	$52,959	$26,056	$921	$347	$1,625	$6,395	$8,780	$379,609
Weighted-average LTV (1)	66%	69%	72%	75%	53%	88%	72%	57%	58%	68%
Weighted-average age (in years)	9.22	7.48	6.52	5.76	4.40	3.32	2.35	1.40	0.53	7.78
Weighted-average FICO (2)	726	740	733	740	750	751	726	752	745	733
Number of loans	649	226	113	49	3	2	6	27	39	1,114

Geographic breakdown (%)
Inland Empire	29%	29%	30%	29%	100%	37%	42%	22%	24%	29%
Southern California (3)	66%	53%	39%	38%	—%	63%	40%	35%	32%	55%
Other California (4)	5%	16%	30%	33%	—%	—%	18%	43%	44%	15%
Other States	—%	2%	1%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2005 & Prior	2006	2007	2008	2009	2010	2011	2012	2013	Total
Loan balance (in thousands)	$60,850	$38,298	$25,659	$7,307	$—	$135	$21,936	$36,771	$94,574	$285,530
Weighted-average LTV (1)	45%	52%	56%	47%	—%	64%	58%	56%	59%	54%
Weighted-average DCR (2)	1.42x	1.30x	1.23x	1.42x	-x	1.66x	1.52x	1.69x	1.69x	1.52x
Weighted-average age (in years)	9.42	7.50	6.44	5.70	—	3.25	2.30	1.42	0.40	4.23
Weighted-average FICO (3)	712	683	700	753	—	503	744	733	760	738
Number of loans	104	49	39	9	—	1	23	44	123	392

Geographic breakdown (%)
Inland Empire	16%	14%	9%	19%	—%	—%	27%	12%	31%	21%
Southern California (4)	69%	36%	84%	81%	—%	—%	60%	58%	45%	56%
Other California (5)	14%	43%	7%	—%	—%	100%	13%	30%	24%	22%
Other States	1%	7%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	—%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2013:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$118,520	1%	—%	37%
Interest rate reset or mature between 1 year and 5 years	158,109	1%	—%	10%
Interest rate reset or mature after 5 years	8,901	—%	—%	71%
Total	$285,530	1%	—%	23%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2013:

	Calendar Year of Origination
(Dollars In Thousands)	2005 & Prior	2006	2007	2008	2009	2010	2011	2012	2013	Total (5)(6)
Loan balance (in thousands)	$19,063	$9,000	$12,925	$3,742	$7,265	$375	$785	$19,583	$22,652	$95,390
Weighted-average LTV (1)	44%	54%	54%	33%	60%	58%	63%	54%	48%	50%
Weighted-average DCR (2)	2.15x	2.26x	2.18x	1.72x	1.29x	1.26x	1.47x	1.85x	1.84x	1.94x
Weighted-average age (in years)	9.60	7.39	6.53	5.72	4.51	3.60	2.02	1.27	0.42	4.46
Weighted-average FICO (2)	697	720	724	761	722	705	770	750	754	733
Number of loans	34	11	13	8	2	2	1	19	28	118

Geographic breakdown (%):
Inland Empire	62%	17%	46%	7%	100%	52%	—%	70%	36%	51%
Southern California (3)	38%	83%	40%	93%	—%	48%	100%	30%	39%	41%
Other California (4)	—%	—%	14%	—%	—%	—%	—%	—%	25%	8%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $24.0 million in Retail; $20.4 million in Office; $16.1 million in Mixed Use; $6.6 million in Mobile Home Park; $6.1 million in Light Industrial/Manufacturing; $5.6 million in Medical/Dental Office; $5.4 million in Warehouse; $3.6 million in Mini-Storage; $2.7 million in Research and Development; $1.8 million in Hotel and Motel; $1.8 million in Restaurant/Fast Food; $904,000 in Automotive – Non Gasoline; and $391,000 in Other.

(6)	Consisting of $72.4 million or 75.9 percent in investment properties and $23.0 million or 24.1 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2013:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$38,990	3%	—%	96%
Interest rate reset or mature between 1 year and 5 years	56,400	3%	—%	73%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$95,390	3%	—%	83%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated:

(In Thousands)	At December 31, 2013	At June 30, 2013
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$8,689	$8,129
Multi-family	1,077	1,236
Commercial real estate	1,929	3,218
Commercial business loans	13	7
Total	11,708	12,590

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,419	5,094
Multi-family	2,099	2,521
Commercial real estate	810	1,354
Commercial business loans	107	123
Total	5,435	9,092

Total non-performing loans	17,143	21,682

Real estate owned, net	3,291	2,296
Total non-performing assets	$20,434	$23,978

Restructured loans on accrual status:
Mortgage loans:
Single-family	$384	$434
Total	$384	$434

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	2.27%	2.90%

Non-performing loans as a percentage of total assets	1.51%	1.79%

Non-performing assets as a percentage of total assets	1.80%	1.98%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of December 31, 2013:

	Calendar Year of Origination
(In Thousands)	2005 & Prior	2006	2007	2008	2009	2010	2011	2012	2013	Total
Mortgage loans:
Single-family	$4,647	$1,939	$2,194	$2,017	$—	$—	$—	$—	$311	$11,108
Multi-family	346	2,613	217	—	—	—	—	—	—	3,176
Commercial real estate	1,540	419	—	—	—	—	—	780	—	2,739
Commercial business loans	—	—	—	—	100	—	—	20	—	120
Total	$6,533	$4,971	$2,411	$2,017	$100	$—	$—	$800	$311	$17,143

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of December 31, 2013:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$4,679	$5,477	$952	$—	$11,108
Multi-family	473	333	2,370	—	3,176
Commercial real estate	1,341	1,398	—	—	2,739
Commercial business loans	30	84	6	—	120
Total	$6,523	$7,292	$3,328	$—	$17,143

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At December 31, 2013		At June 30, 2013
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$3,121	11	$3,111	11
Multi-family	2,053	3	2,485	3
Commercial real estate	1,372	4	1,296	3
Commercial business loans	81	2	25	1
Total special mention loans	6,627	20	6,917	18

Substandard loans:
Mortgage loans:
Single-family	11,320	42	13,299	51
Multi-family	8,756	13	15,222	15
Commercial real estate	6,984	9	9,116	12
Commercial business loans	120	5	130	5
Total substandard loans	27,180	69	37,767	83

Total classified loans	33,807	89	44,684	101

Real estate owned:
Single-family	1,309	3	2,287	7
Commercial real estate	1,973	2	—	1
Other	9	2	9	2
Total real estate owned	3,291	7	2,296	10

Total classified assets	$37,098	96	$46,980	111

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2013	2012	2013	2012
Loans originated and purchased for sale:
Retail originations	$229,181	$474,152	$556,929	$892,706
Wholesale originations and purchases	223,800	534,687	579,755	976,584
Total loans originated and purchased for sale (1)	452,981	1,008,839	1,136,684	1,869,290

Loans sold:
Servicing released	(495,968)	(1,009,172)	(1,188,345)	(1,791,470)
Servicing retained	(4,855)	(5,037)	(5,495)	(10,677)
Total loans sold (2)	(500,823)	(1,014,209)	(1,193,840)	(1,802,147)

Loans originated for investment:
Mortgage loans:
Single-family	2,730	1,981	5,178	5,177
Multi-family	30,488	12,441	62,858	24,340
Commercial real estate	8,379	11,849	14,442	15,505
Construction	1,500	—	1,500	—
Commercial business loans	13	60	13	60
Total loans originated for investment (3)	43,110	26,331	83,991	45,082

Loans purchased for investment:
Mortgage loans:
Multi-family	—	—	—	—
Total loans purchased for investment	—	—	—	—

Mortgage loan principal payments	(34,676)	(32,489)	(76,421)	(70,361)
Real estate acquired in settlement of loans	(1,213)	(1,729)	(3,972)	(6,776)
(Decrease) increase in other items, net (4)	(4,473)	(4,415)	4,738	2,928

Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(45,094)	$(17,672)	$(48,820)	$38,016

(1)
Includes PBM loans originated and purchased for sale during the quarters and six months ended December 31, 2013 and 2012 totaling $453.0 million, $1.01 billion, $1.14 billion and $1.87 billion, respectively.

(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2013 and 2012 totaling $500.8 million, $1.01 billion, $1.19 billion and $1.80 billion, respectively.

(3)	Includes PBM loans originated for investment during the quarters and six months ended December 31, 2013 and 2012 totaling $2.8 million, $2.0 million, $5.2 million and $5.2 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2014 and 2013, the Corporation originated and purchased $1.22 billion and $1.91 billion of loans, respectively.  The total loans sold in the first six months of fiscal 2014 and 2013 were $1.19 billion and $1.80 billion, respectively.  At December 31, 2013, the Corporation had loan origination commitments totaling $102.6 million, undisbursed lines of credit totaling $2.9 million and undisbursed loan funds totaling $1.6 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first six months of fiscal 2014, the net decrease in deposits was $9.3 million, primarily due to the scheduled maturities in time deposits. The decrease in time deposits was consistent with the Corporation's operating strategy. On December 31, 2013, time deposits scheduled to mature in one year or less were $219.0 million and total time deposits with a principal amount of $100,000 or higher were $189.7 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2013, total cash and cash equivalents were $181.8 million, or 16 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2013, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $344.5 million and the remaining unused collateral was $447.4 million.  In addition, the Bank has secured a $15.7 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $16.5 million.  As of December 31, 2013, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2013 decreased to 38.3 percent from 41.1 percent for the quarter ended June 30, 2013.  The relatively high level of liquidity was primarily attributable to a slow economic recovery and the recent decline in loans originated for sale; and was consistent with the Corporation’s strategy to mitigate liquidity risk.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of December 31, 2013, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of December 31, 2013 were as follows:

(Dollars In Thousands)	Amount	Percent

Tier 1 leverage capital	$142,386	12.56%
Requirement to be “Well Capitalized”	56,669	5.00

Excess over requirement	$85,717	7.56%

Tier 1 risk-based capital	$142,386	19.80%
Requirement to be “Well Capitalized”	43,157	6.00

Excess over requirement	$99,229	13.80%

Total risk-based capital	$151,490	21.06%
Requirement to be “Well Capitalized”	71,928	10.00

Excess over requirement	$79,562	11.06%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the second quarter of fiscal 2014, the Bank declared and paid a cash dividend of $10.0 million to the Corporation, while the Corporation paid $1.0 million of cash dividends to its shareholders.  For the first six months of fiscal 2013, the Bank declared and paid cash dividends of $20.0 million to the Corporation, while the Corporation paid $2.0 million of cash dividends to its shareholders.

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

Supplemental Information

	At December 31, 2013	At June 30, 2013	At December 31, 2012

Loans serviced for others (in thousands)	$87,346	$92,156	$98,420

Book value per share	$15.47	$15.40	$14.71

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 0.25 percent making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2013 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$244,767	$92,116	$1,216,920	20.11%	+684 bp
+300 bp	$223,049	$70,398	$1,200,927	18.57%	+530 bp
+200 bp	$206,210	$53,559	$1,190,166	17.33%	+406 bp
+100 bp	$183,054	$30,403	$1,173,603	15.60%	+233 bp
0 bp	$152,651	$—	$1,149,987	13.27%	- bp
-100 bp	$138,031	$(14,620)	$1,139,828	12.11%	-116 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2013 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2013 and June 30, 2013.

	At December 31, 2013	At June 30, 2013
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.27%	14.44%
Post-Shock NPV Ratio: NPV as a % of PV Assets	12.11%	13.28%
Sensitivity Measure: Change in NPV Ratio	116 bp	116 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at December 31, 2013 and June 30, 2013.

At December 31, 2013		At June 30, 2013
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	21.40%	+400 bp	16.40%
+300 bp	26.82%	+300 bp	19.68%
+200 bp	18.51%	+200 bp	14.30%
+100 bp	12.50%	+100 bp	10.14%
-100 bp	(14.85)%	-100 bp	(16.81)%

At both December 31, 2013 and June 30, 2013, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the

Corporation’s disclosure controls and procedures as of December 31, 2013 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2013	3,000	$15.14	3,000	206,741
November 1 – 30, 2013 (1)	207,741	14.61	207,741	498,905
December 1 – 31, 2013	174,342	14.86	174,342	324,563
Total	385,083	$14.72	385,083	324,563

(1)
On November 26, 2013, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation's outstanding common stock, or approximately 499,905 shares, which expires on November 26, 2014.

During the quarter ended December 31, 2013, the Corporation purchased 385,083 shares of the Corporation’s common stock at an average cost of $14.72 per share.  For the six months ended December 31, 2013, the Corporation purchased 575,134 shares of the Corporation's common stock at an average cost of $15.78 per shares. The March 2013 stock repurchase program which authorized 522,523 shares was completed during the period May 2013 through November 2013 with an average cost of $16.09 per share. As of December 31, 2013, a total of 175,342 shares have been purchased (at an average cost of $14.86 per share), or 35 percent of the shares authorized in the November 2013 stock repurchase program, leaving 324,563 shares available for future purchases. The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.14	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.15	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.16	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2010)

10.17	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

10.18	2013 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 24, 2013)

10.19	Form of Incentive Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2013)

10.20	Form of Non-Qualified Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2013)

10.21	Form of Restricted Stock Agreement for restricted shares awarded under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2013)

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
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

Provident Financial Holdings, Inc.

Date: February 7, 2014	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2014	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.