Form 10-Q
period 2014-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2014-05-12
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of May 2, 2014
Common stock, $ 0.01 par value, per share	9,668,877 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2014 and June 30, 2013	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2014 and 2013	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Nine Months Ended March 31, 2014 and 2013	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2014 and 2013	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2014 and 2013	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	43
	Safe-Harbor Statement	43
	Critical Accounting Policies	44
	Executive Summary and Operating Strategy	46
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	47
	Comparison of Financial Condition at March 31, 2014 and June 30, 2013	48
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2014 and 2013	49
	Asset Quality	58
	Loan Volume Activities	67
	Liquidity and Capital Resources	68
	Commitments and Derivative Financial Instruments	69
	Supplemental Information	69

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	70

ITEM 4 -	Controls and Procedures	71

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	72
ITEM 1A -	Risk Factors	72
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	72
ITEM 3 -	Defaults Upon Senior Securities	73
ITEM 4 -	Mine Safety Disclosures	73
ITEM 5 -	Other Information	73
ITEM 6 -	Exhibits	73

SIGNATURES		76

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	March 31, 2014	June 30, 2013
Assets
Cash and cash equivalents	$193,469	$193,839
Investment securities – available for sale, at fair value	17,102	19,510
Loans held for investment, net of allowance for loan losses of $10,024 and $14,935, respectively	769,926	748,397
Loans held for sale, at fair value	104,262	188,050
Accrued interest receivable	2,502	2,992
Real estate owned, net	2,406	2,296
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,680	15,273
Premises and equipment, net	6,499	6,691
Prepaid expenses and other assets	20,275	33,993

Total assets	$1,125,121	$1,211,041

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$56,432	$57,835
Interest-bearing deposits	851,074	865,175
Total deposits	907,506	923,010

Borrowings	51,447	106,491
Accounts payable, accrued interest and other liabilities	16,211	21,566
Total liabilities	975,164	1,051,067

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,711,365 and 17,661,865 shares issued; 9,665,877 and 10,386,399 shares outstanding, respectively)	177	177
Additional paid-in capital	88,290	87,742
Retained earnings	181,315	179,816
Treasury stock at cost (8,045,488 and 7,275,466 shares, respectively)	(120,293)	(108,315)
Accumulated other comprehensive income, net of tax	468	554

Total stockholders’ equity	149,957	159,974

Total liabilities and stockholders’ equity	$1,125,121	$1,211,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest income:
Loans receivable, net	$8,731	$10,290	$27,522	$33,209
Investment securities	82	105	260	329
FHLB – San Francisco stock	203	116	615	280
Interest-earning deposits	142	101	390	258
Total interest income	9,158	10,612	28,787	34,076

Interest expense:
Checking and money market deposits	94	97	292	307
Savings deposits	153	142	452	434
Time deposits	1,058	1,326	3,492	4,299
Borrowings	403	981	1,485	3,262
Total interest expense	1,708	2,546	5,721	8,302

Net interest income	7,450	8,066	23,066	25,774
(Recovery) provision for loan losses	(849)	(517)	(2,689)	39
Net interest income, after (recovery) provision for loan losses	8,299	8,583	25,755	25,735

Non-interest income:
Loan servicing and other fees	252	203	778	923
Gain on sale of loans, net	5,291	13,835	17,777	52,308
Deposit account fees	628	605	1,868	1,845
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	45	218	15	886
Card and processing fees	336	308	997	944
Other	239	219	683	676
Total non-interest income	6,791	15,388	22,118	57,582

Non-interest expense:
Salaries and employee benefits	8,811	11,519	28,175	37,375
Premises and occupancy	1,099	1,090	3,362	3,340
Equipment	435	482	1,389	1,345
Professional expenses	383	370	1,314	1,176
Sales and marketing expenses	418	513	1,224	1,349
Deposit insurance premiums and regulatory assessments	251	241	694	883
Other	1,156	1,514	3,796	4,356
Total non-interest expense	12,553	15,729	39,954	49,824

Income before income taxes	2,537	8,242	7,919	33,493
Provision for income taxes	1,138	3,372	3,404	12,953
Net income	$1,399	$4,870	$4,515	$20,540

Basic earnings per share	$0.14	$0.46	$0.45	$1.93
Diluted earnings per share	$0.14	$0.45	$0.44	$1.88
Cash dividends per share	$0.10	$0.07	$0.30	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net income	$1,399	$4,870	$4,515	$20,540

Change in unrealized holding gain (loss) on securities available for sale	17	50	(148)	3
Other comprehensive income (loss), before income tax (expense) benefit	17	50	(148)	3

Income tax (expense) benefit	(7)	(21)	62	(1)
Other comprehensive income (loss)	10	29	(86)	2

Total comprehensive income	$1,409	$4,899	$4,429	$20,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended March 31, 2014 and 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at December 31, 2013	9,851,765	$177	$88,358	$180,897	$(117,440)	$458	$152,450

Net income				1,399			1,399
Other comprehensive income						10	10
Purchase of treasury stock	(194,888)				(2,983)		(2,983)
Exercise of stock options	9,000	—	66				66
Amortization of restricted stock			50				50
Awards of restricted stock			(130)		130		—
Stock options expense			76				76
Tax effect from stock based compensation			(130)				(130)
Cash dividends				(981)			(981)

Balance at March 31, 2014	9,665,877	$177	$88,290	$181,315	$(120,293)	$468	$149,957

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at December 31, 2012	10,597,005	$176	$87,278	$171,155	$(103,352)	$599	$155,856

Net income				4,870			4,870
Other comprehensive income						29	29
Purchase of treasury stock	(160,534)				(2,815)		(2,815)
Exercise of stock options	14,000	1	98				99
Amortization of restricted stock			53				53
Stock options expense			104				104
Tax effect from stock based compensation			14				14
Cash dividends				(741)			(741)

Balance at March 31, 2013	10,450,471	$177	$87,547	$175,284	$(106,167)	$628	$157,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended March 31, 2014 and 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2013	10,386,399	$177	$87,742	$179,816	$(108,315)	$554	$159,974

Net income				4,515			4,515
Other comprehensive loss						(86)	(86)
Purchase of treasury stock	(770,022)				(12,057)		(12,057)
Exercise of stock options	49,500	—	362				362
Amortization of restricted stock			152				152
Awards of restricted stock			(130)		130		—
Forfeitures of restricted stock			51		(51)		—
Stock options expense			235				235
Tax effect from stock based compensation			(122)				(122)
Cash dividends				(3,016)			(3,016)

Balance at March 31, 2014	9,665,877	$177	$88,290	$181,315	$(120,293)	$468	$149,957

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2012	10,856,027	$176	$86,758	$156,560	$(99,343)	$626	$144,777

Net income				20,540			20,540
Other comprehensive income						2	2
Purchase of treasury stock	(448,356)				(6,811)		(6,811)
Exercise of stock options	42,000	1	295				296
Distribution of restricted stock	800						—
Amortization of restricted stock			158				158
Forfeitures of restricted stock			13		(13)		—
Stock options expense			238				238
Tax effect from stock based compensation			85				85
Cash dividends				(1,816)			(1,816)

Balance at March 31, 2013	10,450,471	$177	$87,547	$175,284	$(106,167)	$628	$157,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,515	$20,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,217	1,261
(Recovery) provision for loan losses	(2,689)	39
Recovery of losses on real estate owned	(20)	(118)
Gain on sale of loans, net	(17,777)	(52,308)
Gain on sale of real estate owned, net	(242)	(1,067)
Stock-based compensation	387	396
Increase in current and deferred income taxes	(2,690)	(1,277)
Tax effect from stock based compensation	122	(85)
(Decrease) increase in accounts payable and other liabilities	(3,433)	1,613
Decrease in prepaid expenses and other assets	350	864
Loans originated for sale	(1,490,402)	(2,659,372)
Proceeds from sale of loans	1,606,463	2,766,054
Net cash provided by operating activities	95,801	76,540

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(22,731)	34,871
Principal payments from investment securities available for sale	2,285	2,329
Redemption of FHLB – San Francisco stock	6,593	5,028
Proceeds from sale of real estate owned	3,655	11,910
Purchase of premises and equipment	(592)	(894)
Net cash (used for) provided by investing activities	(10,790)	53,244

Cash flows from financing activities:
Decrease in deposits, net	(15,504)	(26,311)
Repayments of long-term borrowings	(55,044)	(20,041)
Exercise of stock options	362	296
Tax effect from stock based compensation	(122)	85
Cash dividends	(3,016)	(1,816)
Treasury stock purchases	(12,057)	(6,811)
Net cash used for financing activities	(85,381)	(54,598)

Net (decrease) increase in cash and cash equivalents	(370)	75,186
Cash and cash equivalents at beginning of period	193,839	145,136
Cash and cash equivalents at end of period	$193,469	$220,322
Supplemental information:
Cash paid for interest	$6,056	$8,442
Cash paid for income taxes	$6,216	$14,145
Transfer of loans held for sale to held for investment	$3,980	$3,527
Real estate acquired in the settlement of loans	$4,178	$9,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2013 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2013.  The results of operations for the quarter and nine months ended March 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014.

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

ASU 2013-02:
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. The Corporation's adoption of this ASU did not have a material impact on its consolidated financial statements; however, there was a significant impact related to the footnotes to the financial statements upon adoption.

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

ASU 2014-04:
In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments in this ASU are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Holding foreclosed real estate property presents different operational and economic risk to creditors compared with holding an impaired loan. Therefore, consistency in the timing of loan derecognition and presentation of foreclosed real estate properties is of qualitative significance to users of the creditor’s financial statements. Additionally, the disclosure of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure is expected to provide decision-useful information to many users of the creditor’s financial statements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The Corporation has not determined the impact of this ASU on its consolidated financial statements.

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

As of March 31, 2014 and 2013, there were outstanding options to purchase 925,700 shares and 1.1 million shares of the Corporation’s common stock, respectively, of which 448,700 shares and 586,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2014 and 2013, there were outstanding restricted stock awards of 81,500 shares and 144,500 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2014 and 2013, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,399	$4,870	$4,515	$20,540

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	9,792	10,549	10,061	10,668

Effect of dilutive shares:
Stock options	150	191	164	157
Restricted stock	31	87	29	79

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	9,973	10,827	10,254	10,904

Basic earnings per share	$0.14	$0.46	$0.45	$1.93
Diluted earnings per share	$0.14	$0.45	$0.44	$1.88

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and nine months ended March 31, 2014 and 2013, respectively.

	For the Quarter Ended March 31, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,757	$693	$7,450
Recovery for loan losses	(707)	(142)	(849)
Net interest income, after recovery for loan losses	7,464	835	8,299

Non-interest income:
Loan servicing and other fees (1)	40	212	252
Gain on sale of loans, net (2)	52	5,239	5,291
Deposit account fees	628	—	628
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	45	—	45
Card and processing fees	336	—	336
Other	239	—	239
Total non-interest income	1,340	5,451	6,791

Non-interest expense:
Salaries and employee benefits	3,903	4,908	8,811
Premises and occupancy	639	460	1,099
Operating and administrative expenses	1,012	1,631	2,643
Total non-interest expense	5,554	6,999	12,553
Income (loss) before income taxes	3,250	(713)	2,537
Provision (benefit) for income taxes	1,438	(300)	1,138
Net income (loss)	$1,812	$(413)	$1,399
Total assets, end of period	$1,022,129	$102,992	$1,125,121

(1)	Includes an inter-company charge of $115 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $22 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2013
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,911	$1,155	$8,066
(Recovery) provision for loan losses	(533)	16	(517)
Net interest income after (recovery) provision for loan losses	7,444	1,139	8,583

Non-interest income:
Loan servicing and other fees (1)	163	40	203
(Loss) gain on sale of loans, net (2)	(77)	13,912	13,835
Deposit account fees	605	—	605
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	11	207	218
Card and processing fees	308	—	308
Other	219	—	219
Total non-interest income	1,229	14,159	15,388

Non-interest expense:
Salaries and employee benefits	4,178	7,341	11,519
Premises and occupancy	673	417	1,090
Operating and administrative expenses	1,149	1,971	3,120
Total non-interest expense	6,000	9,729	15,729
Income before income taxes	2,673	5,569	8,242
Provision for income taxes	1,030	2,342	3,372
Net income	$1,643	$3,227	$4,870
Total assets, end of period	$1,054,837	$166,646	$1,221,483

(1)	Includes an inter-company charge of $11 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $21 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2014
	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$19,995	$3,071	$23,066
Recovery for loan losses	(2,566)	(123)	(2,689)
Net interest income, after recovery for loan losses	22,561	3,194	25,755

Non-interest income:
Loan servicing and other fees (1)	384	394	778
Gain on sale of loans, net (2)	375	17,402	17,777
Deposit account fees	1,868	—	1,868
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	14	1	15
Card and processing fees	997	—	997
Other	683	—	683
Total non-interest income	4,321	17,797	22,118

Non-interest expense:
Salaries and employee benefits	11,458	16,717	28,175
Premises and occupancy	1,952	1,410	3,362
Operating and administrative expenses	3,082	5,335	8,417
Total non-interest expense	16,492	23,462	39,954
Income (loss) before taxes	10,390	(2,471)	7,919
Provision (benefit) for income taxes	4,443	(1,039)	3,404
Net income (loss)	$5,947	$(1,432)	$4,515
Total assets, end of period	$1,022,129	$102,992	$1,125,121

(1)	Includes an inter-company charge of $128 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $68 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2013
	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$21,388	$4,386	$25,774
Provision (recovery) for loan losses	287	(248)	39
Net interest income, after provision (recovery) for loan losses	21,101	4,634	25,735

Non-interest income:
Loan servicing and other fees (1)	813	110	923
(Loss) gain on sale of loans, net (2)	(85)	52,393	52,308
Deposit account fees	1,845	—	1,845
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	672	214	886
Card and processing fees	944	—	944
Other	676	—	676
Total non-interest income	4,865	52,717	57,582

Non-interest expense:
Salaries and employee benefits	13,174	24,201	37,375
Premises and occupancy	2,081	1,259	3,340
Operating and administrative expenses	3,429	5,680	9,109
Total non-interest expense	18,684	31,140	49,824
Income before taxes	7,282	26,211	33,493
Provision for income taxes	1,932	11,021	12,953
Net income	$5,350	$15,190	$20,540
Total assets, end of period	$1,054,837	$166,646	$1,221,483

(1)	Includes an inter-company charge of $38 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $87 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2014 and June 30, 2013 were as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$9,171	$372	$—	$9,543	$9,543
U.S. government sponsored enterprise MBS	6,297	360	—	6,657	6,657
Private issue CMO (2)	899	4	(1)	902	902
Total investment securities	$16,367	$736	$(1)	$17,102	$17,102

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$10,361	$455	$—	$10,816	$10,816
U.S. government sponsored enterprise MBS	7,255	420	—	7,675	7,675
Private issue CMO	1,036	1	(18)	1,019	1,019
Total investment securities	$18,652	$876	$(18)	$19,510	$19,510

In the third quarters of fiscal 2014 and 2013, the Corporation received MBS principal payments of $666,000 and $662,000, respectively, and did not purchase or sell investment securities. For the first nine months of fiscal 2014 and 2013, the Corporation received MBS principal payments of $2.3 million and $2.3 million, respectively, and did not purchase or sell investment securities.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of March 31, 2014, the gross unrealized holding losses relate to one adjustable rate private issue CMO, which has been in an unrealized loss position for more than 12 months.  This compares to June 30, 2013 when the gross unrealized holding losses relate to one adjustable rate private issue CMO, which had been in an unrealized loss position for more than 12 months. The unrealized holding losses were primarily the result of perceived credit and liquidity concerns related to these CMOs.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of March 31, 2014 and June 30, 2013.  The Corporation does not believe that there are any other-than-temporary impairments at March 31, 2014 and 2013; therefore, no impairment losses have been recorded for the quarters ended March 31, 2014 and 2013.  The Corporation intends and has the ability to hold these CMOs until maturity and will not likely be required to sell the CMOs before realizing a full recovery.

Contractual maturities of investment securities as of March 31, 2014 and June 30, 2013 were as follows:

	March 31, 2014		June 30, 2013
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	16,367	17,102	18,652	19,510
Total investment securities	$16,367	$17,102	$18,652	$19,510

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	March 31, 2014	June 30, 2013
Mortgage loans:
Single-family	$381,267	$404,341
Multi-family	289,314	262,316
Commercial real estate	104,569	92,488
Construction	1,792	292
Commercial business loans	1,051	1,687
Consumer loans	324	437
Total loans held for investment, gross	778,317	761,561

Undisbursed loan funds	(757)	(292)
Deferred loan costs, net	2,390	2,063
Allowance for loan losses	(10,024)	(14,935)
Total loans held for investment, net	$769,926	$748,397

As of March 31, 2014, the Corporation had $25.5 million in mortgage loans that are subject to negative amortization, consisting of $20.8 million in multi-family loans, $3.8 million in single-family loans and $887,000 in commercial real estate loans.  This compares to $33.3 million of negative amortization mortgage loans at June 30, 2013, consisting of $24.4 million in multi-family loans, $5.1 million in single-family loans and $3.8 million in commercial real estate loans.  During the third quarter and first nine months of fiscal 2014 and 2013, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of March 31, 2014 and June 30, 2013, the interest-only ARM loans were $174.1 million and $188.5 million, or 22% and 25% of loans held for investment, respectively.

The following table sets forth information at March 31, 2014 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at March 31, 2014, unchanged from June 30, 2013.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$337,363	$15,147	$8,093	$4,994	$15,670	$381,267
Multi-family	109,814	32,589	129,902	8,106	8,903	289,314
Commercial real estate	41,986	3,358	44,461	2,830	11,934	104,569
Construction	1,792	—	—	—	—	1,792
Commercial business loans	348	—	127	—	576	1,051
Consumer loans	310	—	—	—	14	324
Total loans held for investment, gross	$491,613	$51,094	$182,583	$15,930	$37,097	$778,317

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions (recovery) for loan losses are charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request the Corporation to significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.

In compliance with the regulatory reporting requirements of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying Accounting Standards Codification (“ASC”) 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value and if the fair value is higher than the loan balance, no allowance is required.

The following table summarizes the Corporation’s allowance for loan losses at March 31, 2014 and June 30, 2013:

(In Thousands)	March 31, 2014	June 30, 2013
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$5,467	$8,949
Multi-family	3,405	4,689
Commercial real estate	1,034	1,053
Construction	20	—
Commercial business loans	47	78
Consumer loans	10	12
Total collectively evaluated allowance	9,983	14,781

Individually evaluated for impairment:
Mortgage loans:
Single-family	—	113
Commercial business loans	41	41
Total individually evaluated allowance	41	154
Total loan loss allowance	$10,024	$14,935

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(Dollars in Thousands)	2014	2013	2014	2013

Allowance at beginning of period	$11,041	$18,530	$14,935	$21,483

(Recovery) provision for loan losses	(849)	(517)	(2,689)	39

Recoveries:
Mortgage loans:
Single-family	64	374	331	537
Multi-family	56	—	75	—
Construction	—	—	20	—
Consumer loans	—	—	1	2
Total recoveries	120	374	427	539

Charge-offs:
Mortgage loans:
Single-family	(185)	(1,139)	(965)	(4,810)
Multi-family	(94)	—	(1,671)	—
Commercial real estate	—	(260)	—	(260)
Other	—	(159)	—	(159)
Commercial business loans	(9)	—	(9)	—
Consumer loans	—	(3)	(4)	(6)
Total charge-offs	(288)	(1,561)	(2,649)	(5,235)

Net charge-offs	(168)	(1,187)	(2,222)	(4,696)
Balance at end of period	$10,024	$16,826	$10,024	$16,826

Allowance for loan losses as a percentage of gross loans held for investment	1.29%	2.18%	1.29%	2.18%
Net charge-offs as a percentage of average loans receivable, net, during the period (annualized)	0.08%	0.49%	0.34%	0.62%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	55.55%	73.01%	55.55%	73.01%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses at March 31, 2014 and June 30, 2013:

(In Thousands)	March 31, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$3,978	$(831)	$3,147
Without a related allowance (2)	6,821	—	6,821
Total single-family loans	10,799	(831)	9,968

Multi-family:
With a related allowance	965	(357)	608
Without a related allowance (2)	2,565	—	2,565
Total multi-family loans	3,530	(357)	3,173

Commercial real estate:
Without a related allowance (2)	3,562	—	3,562
Total commercial real estate loans	3,562	—	3,562

Commercial business loans:
With a related allowance	154	(50)	104
Total commercial business loans	154	(50)	104

Total non-performing loans	$18,045	$(1,238)	$16,807

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$9,908	$(2,350)	$7,558
Without a related allowance (2)	5,665	—	5,665
Total single-family loans	15,573	(2,350)	13,223

Multi-family:
With a related allowance	4,519	(1,320)	3,199
Without a related allowance (2)	558	—	558
Total multi-family loans	5,077	(1,320)	3,757

Commercial real estate:
Without a related allowance (2)	4,572	—	4,572
Total commercial real estate loans	4,572	—	4,572

Commercial business loans:
With a related allowance	189	(59)	130
Total commercial business loans	189	(59)	130

Total non-performing loans	$25,411	$(3,729)	$21,682

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

At March 31, 2014 and June 30, 2013, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses or charge offs, as of March 31, 2014:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$—	$2,928	$438	$6,602	$9,968
Multi-family	156	—	1,827	1,190	3,173
Commercial real estate	878	—	1,354	1,330	3,562
Commercial business loans	—	—	5	99	104
Total	$1,034	$2,928	$3,624	$9,221	$16,807

For the quarters ended March 31, 2014 and 2013, the Corporation’s average investment in non-performing loans was $17.1 million and $20.8 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended March 31, 2014 and 2013, interest income of $146,000 and $1.4 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $175,000 and $142,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $26,000 and $142,000 for the quarters ended March 31, 2014 and 2013, respectively, and was not included in the results of operations.

For the nine months ended March 31, 2014 and 2013, the Corporation’s average investment in non-performing loans was $17.5 million and $25.4 million, respectively.  For the nine months ended March 31, 2014 and 2013, interest income of $584,000 and $4.4 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $378,000 and $258,000, respectively, was collected and applied to the net loan balances under the cost recovery method.  Foregone interest income amounted to $229,000 and $362,000 for the nine months ended March 31, 2014 and 2013, respectively, and was not included in the results of operations.

For the quarters ended March 31, 2014, there was one loan with an outstanding balance of $221,000 that was newly modified from its original terms, re-underwritten and identified in the Corporation’s asset quality reports as a restructured loan.  This compares to no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans during the quarter ended March 31, 2013. During the quarter ended March 31, 2014, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  This compares to one restructured loan with an outstanding balance of $739,000 during the quarter ended March 31, 2013 that was in default within a 12-month period subsequent to its original restructuring and required an additional provision of $260,000. Additionally, during the quarter ended March 31, 2014 and 2013, there were no loans whose modifications were extended beyond the initial maturity of the modification.

For the nine months ended March 31, 2014, there was one loan with an outstanding balance of $221,000 that was newly modified from its original terms, re-underwritten and identified in the Corporation’s asset quality reports as a restructured loan.  This compares to no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans during the nine months ended March 31, 2013. During the nine months ended March 31, 2014, no restructured loans were in default within a 12-month period subsequent to its original restructuring.  This compares to two restructured loans with a total balance of $1.2 million during the nine months ended March 31, 2013 that were in default within a 12-month period subsequent to their original restructuring and which required an additional provision of $480,000 upon default.  Additionally, during the nine months ended March 31, 2014, there were two loans to the same borrower for $810,000 whose modifications were extended beyond the initial maturity of the modification.  For the nine months ended March 31, 2013, one loan for $131,000 had its modification extended beyond the initial maturity of the modification.

As of March 31, 2014, the net outstanding balance of the 21 restructured loans was $7.1 million:  four were classified as special mention and remain on accrual status ($1.6 million); and 17 were classified as substandard ($5.5 million, all of which were on non-accrual status).  As of June 30, 2013, the net outstanding balance of the 26 restructured loans was $9.5 million:  one was classified as special mention on accrual status ($434,000); and 25 were classified as substandard ($9.1 million, all of which were on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of March 31, 2014 and June 30, 2013, $4.3 million or 61 percent, and $6.5 million or 68 percent, respectively, of the restructured loans were current with respect to their payment status.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	March 31, 2014	June 30, 2013
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,304	$5,094
Multi-family	2,247	2,521
Commercial real estate	805	1,354
Commercial business loans	99	123
Total	5,455	9,092

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,630	434
Total	1,630	434

Total restructured loans	$7,085	$9,526

The following tables show the restructured loans by type, net of allowance for loan losses, at March 31, 2014 and June 30, 2013:

(In Thousands)	March 31, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$657	$(164)	$493
Without a related allowance (2)	3,441	—	3,441
Total single-family loans	4,098	(164)	3,934

Multi-family:
Without a related allowance (2)	2,247	—	2,247
Total multi-family loans	2,247	—	2,247

Commercial real estate:
Without a related allowance (2)	805	—	805
Total commercial real estate loans	805	—	805

Commercial business loans:
With a related allowance	147	(48)	99
Total commercial business loans	147	(48)	99

Total restructured loans	$7,297	$(212)	$7,085

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$3,774	$(795)	$2,979
Without a related allowance (2)	2,549	—	2,549
Total single-family loans	6,323	(795)	5,528

Multi-family:
With a related allowance	3,266	(1,006)	2,260
Without a related allowance (2)	261	—	261
Total multi-family loans	3,527	(1,006)	2,521

Commercial real estate:
Without a related allowance (2)	1,354	—	1,354
Total commercial real estate loans	1,354	—	1,354

Commercial business loans:
With a related allowance	180	(57)	123
Total commercial business loans	180	(57)	123

Total restructured loans	$11,384	$(1,858)	$9,526

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

During the quarter ended March 31, 2014, one property was acquired in the settlement of loans, while two previously foreclosed upon properties were sold.  For the quarter ended March 31, 2013, six properties were acquired in the settlement of loans, while eight previously foreclosed upon properties were sold. During the nine months ended March 31, 2014, seven properties were acquired in the settlement of loans, while 11 previously foreclosed upon properties were sold.  For the nine months ended March 31, 2013, 22 properties were acquired in the settlement of loans, while 36 previously foreclosed upon properties were sold. As of March 31, 2014, real estate owned was comprised of six properties with a net fair value of $2.4 million, primarily located in Southern California.  This compares to 10 real estate owned properties, primarily located in Southern California, with a net fair value of $2.3 million at June 30, 2013.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2014 and June 30, 2013, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $113.8 million and $262.5 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2014	June 30, 2013
(In Thousands)

Undisbursed loan funds - Construction loans	$757	$292
Undisbursed lines of credit – Mortgage loans	809	774
Undisbursed lines of credit – Commercial business loans	1,349	952
Undisbursed lines of credit – Consumer loans	772	779
Commitments to extend credit on loans to be held for investment	5,949	6,872
Total	$9,636	$9,669

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2014, $1.5 million was included in other assets and $41,000 was included in other liabilities; at June 30, 2013, $7.4 million was included in other assets and $1.0 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and nine months ended March 31, 2014 and 2013.

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2014	2013	2014	2013
Balance, beginning of the period	$125	$63	$115	$66
(Recovery) provision	(41)	24	(31)	21
Balance, end of the period	$84	$87	$84	$87

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and nine months ended March 31, 2014 and 2013 was as follows:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2014	2013	2014	2013
(In Thousands)
Commitments to extend credit on loans to be held for sale	$1,026	$181	$2,306	$(562)
Mandatory loan sale commitments and TBA MBS trades	(824)	(463)	(6,648)	521
Option contracts	(142)	(51)	124	(492)
Total	$60	$(333)	$(4,218)	$(533)

The outstanding derivative financial instruments at the dates indicated were as follows:

	March 31, 2014		June 30, 2013
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$107,866	$1,274	$255,635	$(1,032)
Best efforts loan sale commitments	(10,488)	—	(29,847)	—
Mandatory loan sale commitments and TBA MBS trades	(193,426)	157	(410,897)	6,805
Option contracts	(10,000)	37	(10,000)	589
Total	$(106,048)	$1,468	$(195,109)	$6,362

(1)	Net of 27.7 percent at March 31, 2014 and 23.6 percent at June 30, 2013 of commitments which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at March 31, 2014 or June 30, 2013.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 through 2010. Based on the California Franchise Tax Board examination for the fiscal years 2009 and 2010, the Corporation recorded an additional tax expense in the quarter and nine months ended March 31, 2014 of $0 and $67,000, respectively. In addition, the Corporation recorded additional tax expense during the quarter and nine months ended March 31, 2014 for federal deferred tax asset adjustment of $136,000 and $139,000, respectively. Tax years subsequent to fiscal 2009 remain subject to federal examination, while the California state income tax returns for years subsequent to fiscal 2010 are subject to future examination by state taxing authorities.  The Corporation believes that we have adequately provided or paid income tax on all matters not yet resolved with federal and state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters and nine months ended March 31, 2014 and 2013, there were no tax penalties or interest charges.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain (Loss)
As of March 31, 2014:
Loans held for sale, measured at fair value	$104,262	$101,034	$3,228

As of June 30, 2013:
Loans held for sale, measured at fair value	$188,050	$188,545	$(495)

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

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, mandatory loan sale commitments, TBA MBS trades and option contracts.  The fair value of TBA MBS trades is determined using quoted secondary-market prices (Level 2).  The fair values of other derivative financial instruments are determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment, including management's estimate of loan commitments which may not fund (Level 3).

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as TBA MBS trades.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans (Level 2).

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value, net of estimated disposition costs, of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except for those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3); or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of its collateral (Level 2). Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$9,543	$—	$9,543
U.S. government sponsored enterprise MBS	—	6,657	—	6,657
Private issue CMO	—	—	902	902
Investment securities	—	16,200	902	17,102

Loans held for sale, at fair value	—	104,262	—	104,262
Interest-only strips	—	—	72	72

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,310	1,310
Mandatory loan sale commitments	—	—	45	45
TBA MBS trades	—	119	—	119
Option contracts	—	—	37	37
Derivative assets	—	119	1,392	1,511
Total assets	$—	$120,581	$2,366	$122,947

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$36	$36
Mandatory loan sale commitments	—	—	5	5
TBA MBS trades	—	2	—	2
Derivative liabilities	—	2	41	43
Total liabilities	$—	$2	$41	$43

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$10,816	$—	$10,816
U.S. government sponsored enterprise MBS	—	7,675	—	7,675
Private issue CMO	—	—	1,019	1,019
Investment securities	—	18,491	1,019	19,510

Loans held for sale, at fair value	—	188,050	—	188,050
Interest-only strips	—	—	98	98

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,338	1,338
Mandatory loan sale commitments	—	—	405	405
TBA MBS trades	—	7,251	—	7,251
Option contracts	—	—	589	589
Derivative assets	—	7,251	2,332	9,583
Total assets	$—	$213,792	$3,449	$217,241

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$2,370	$2,370
Mandatory loan sale commitments	—	—	322	322
TBA MBS trades	—	529	—	529
Derivative liabilities	—	529	2,692	3,221
Total liabilities	$—	$529	$2,692	$3,221

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at December 31, 2013	$925	$88	$248	$196	$331	$1,788
Total gains or losses (realized/unrealized):
Included in earnings	—	—	5,922	(166)	(142)	5,614
Included in other comprehensive loss	17	(16)	—	—	—	1
Purchases	—	—	—	206	126	332
Issuances	—	—	1,274	—	—	1,274
Settlements	(40)	—	(6,170)	(196)	(278)	(6,684)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2014	$902	$72	$1,274	$40	$37	$2,325

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	For the Quarter Ended March 31, 2013
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at December 31, 2012	$1,156	$130	$3,238	$(71)	$47	$4,500
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(3,238)	71	(47)	(3,214)
Included in other comprehensive loss	—	(5)	—	—	—	(5)
Purchases	—	—	—	—	72	72
Issuances	—	—	3,419	—	—	3,419
Settlements	(59)	—	—	—	—	(59)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2013	$1,097	$125	$3,419	$—	$72	$4,713

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757
Total gains or losses (realized/unrealized):
Included in earnings	—	—	17,958	(67)	123	18,014
Included in other comprehensive loss	20	(26)	—	—	—	(6)
Purchases	—	—	—	261	497	758
Issuances	—	—	4,887	—	—	4,887
Settlements	(137)	—	(20,539)	(237)	(1,172)	(22,085)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2014	$902	$72	$1,274	$40	$37	$2,325

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2013
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2012	$1,242	$130	$3,981	$(163)	$36	$5,226
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(15,589)	1,348	(148)	(14,389)
Included in other comprehensive loss	(6)	(5)	—	—	—	(11)
Purchases	—	—	—	(1,185)	184	(1,001)
Issuances	—	—	15,027	—	—	15,027
Settlements	(139)	—	—	—	—	(139)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2013	$1,097	$125	$3,419	$—	$72	$4,713

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$12,948	$3,859	$16,807
MSA	—	—	268	268
Real estate owned, net	—	2,406	—	2,406
Total	$—	$15,354	$4,127	$19,481

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,650	$10,032	$21,682
MSA	—	—	174	174
Real estate owned, net	—	2,296	—	2,296
Total	$—	$13,946	$10,206	$24,152

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of March 31, 2014:

(Dollars In Thousands)	Fair Value As of March 31, 2014	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$902	Discounted cash flow	Probability of default Loss severity Prepayment speed	0.5% – 2.1% (1.9%) 11.9% - 37.4% (36.2%) 6.9% – 15.9% (9.9%)	Decrease Decrease Decrease

Non-performing loans	$82	Discounted cash flow	Default rates	0.0% - 30.0% (0.0%)	Decrease
Non-performing loans	$3,777	Relative value analysis	Loss severity	20.0% - 38.0% (17.3%)	Decrease

MSA	$268	Discounted cash flow	Prepayment speed (CPR) Discount rate	10.4% - 60.0% (39.9%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$72	Discounted cash flow	Prepayment speed (CPR) Discount rate	5.2% - 56.9% (35.3%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$1,310	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.3% – 104.5% (101.9%) of par 27.3% - 27.7% (27.7%)	Decrease Decrease

Mandatory loan sale commitments	$45	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	103.1% - 105.8% (103.8%) of par 0.009%	Decrease Decrease

Option contracts	$37	Relative value analysis	Broker quotes	103.6% - 104.0% (103.6%) of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$36	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.8% – 105.1% (101.9%) of par 27.3% - 27.7% (27.7%)	Decrease Decrease

Mandatory loan sale commitments	$5	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	102.1% - 107.8% (104.2%) of par 103.0% - 105.1% (103.3%) of par 0.009%	Decrease Decrease Decrease

(1)	The range is based on the historical and current estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2014 and June 30, 2013 were as follows:

	March 31, 2014
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$769,926	$756,056	—	—	$756,056
FHLB – San Francisco stock	$8,680	$8,680	—	$8,680	—

Financial liabilities:
Deposits	$907,506	$884,822	—	—	$884,822
Borrowings	$51,447	$54,063	—	—	$54,063

	June 30, 2013
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$748,397	$742,256	—	—	$742,256
FHLB – San Francisco stock	$15,273	$15,273	—	$15,273	—

Financial liabilities:
Deposits	$923,010	$903,654	—	—	$903,654
Borrowings	$106,491	$110,404	—	—	$110,404

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended March 31, 2014, there were no significant changes to the

Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of March 31, 2014, the Corporation had five share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.

For the quarters ended March 31, 2014 and 2013, the compensation cost for these plans was $126,000 and $157,000, respectively.  The income tax effect recognized in the Condensed Consolidated Statements of Financial Condition for share-based compensation plans was a $(130,000) debit and a $14,000 credit in the quarters ended March 31, 2014 and 2013, respectively.

For the nine months ended March 31, 2014 and 2013, the compensation cost for these plans was $387,000 and $396,000, respectively.  The income tax effect recognized in the Condensed Consolidated Statements of Financial Condition for share-based compensation plans was a $(122,000) debit and an $85,000 credit for the nine months ended March 31, 2014 and 2013, respectively.

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

	For the Quarter Ended March 31, 2014	For the Nine Months Ended March 31, 2014
Expected volatility range	55.1%	55.1%
Weighted-average volatility	55.1%	55.1%
Expected dividend yield	2.6%	2.6%
Expected term (in years)	7.7	7.7
Risk-free interest rate	2.3%	2.3%

During the third quarter of fiscal 2014, 20,000 options were granted while 9,000 options were exercised and 9,500 options were forfeited.  This compares to the third quarter of fiscal 2013 when 14,000 options were exercised. For the first nine months of fiscal 2014, 20,000 options were granted, while 49,500 options were exercised and 31,300 options were forfeited.  This compares to the first nine months of fiscal 2013 when 20,000 options were granted, 42,000 options were exercised and 24,000 options were forfeited. As of March 31, 2014 and 2013, there were 499,750 and 188,450 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter and nine months ended March 31, 2014.

	For the Quarter Ended March 31, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2013	649,500	$12.89
Granted	20,000	$15.14
Exercised	(9,000)	$7.39
Forfeited	(9,500)	$28.31
Outstanding at March 31, 2014	651,000	$12.81	5.81	$3,704
Vested and expected to vest at March 31, 2014	608,400	$13.11	5.68	$3,410
Exercisable at March 31, 2014	438,000	$14.87	4.96	$2,236

	For the Nine Months Ended March 31, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2013	711,800	$12.71
Granted	20,000	$15.14
Exercised	(49,500)	$7.33
Forfeited	(31,300)	$20.64
Outstanding at March 31, 2014	651,000	$12.81	5.81	$3,704
Vested and expected to vest at March 31, 2014	608,400	$13.11	5.68	$3,410
Exercisable at March 31, 2014	438,000	$14.87	4.96	$2,236

As of March 31, 2014 and 2013, there was $717,000 and $1.1 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.0 years and 2.4 years, respectively.  The forfeiture rate during the first nine months of fiscal 2014 and 2013 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the third quarter of fiscal 2014 and 2013, other than the award of 15,000 shares in the third quarter of fiscal 2014. For the first nine months of fiscal 2014, there was no restricted stock activity, other than the award of 15,000 shares and the forfeiture of 5,750 shares. This compares to the vesting and distribution of 800 shares and the forfeiture of 1,500 shares of restricted stock in the first nine months of fiscal 2013. As of March 31, 2014 and 2013, there were 460,350 shares and 169,600 shares of restricted stock available for future awards under the Plans.

The following tables summarize the unvested restricted stock activity in the quarter and nine months ended March 31, 2014.

	For the Quarter Ended March 31, 2014
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at December 31, 2013	66,500	$7.07
Granted	15,000	$13.96
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2014	81,500	$8.34
Expected to vest at March 31, 2014	65,200	$8.34

	For the Nine Months Ended March 31, 2014
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2013	72,250	$7.07
Granted	15,000	$13.96
Vested	—	$—
Forfeited	(5,750)	$7.07
Unvested at March 31, 2014	81,500	$8.34
Expected to vest at March 31, 2014	65,200	$8.34

As of March 31, 2014 and 2013, the unrecognized compensation expense was $529,000 and $568,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.3 years and 2.2 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2014 and 2013, for both periods.  For the nine months ended March 31, 2014 and 2013, the fair value of shares vested and distributed was $0 and $9,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of March 31, 2014, no stock options remain available for future grant under the 2003 and 1996 Stock Option Plans, which expired in November 2013 and January 2007, respectively.

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

For the third quarter of fiscal 2014 and 2013, there was no activity in the Stock Option Plans, except forfeitures of 50,000 shares in the third quarter of fiscal 2014. For the first nine months of fiscal 2014 and 2013, there was no activity in the Stock Option Plans, except forfeitures of 138,000 shares and 7,500 shares, respectively. As of March 31, 2014 and 2013, there were no stock options and 14,900 stock options available for future grants under the Stock Option Plans, respectively.

The following tables summarize the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2014.

	For the Quarter Ended March 31, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2013	324,700	$25.17
Granted	—	$—
Exercised	—	$—
Forfeited	(50,000)	$30.00
Outstanding at March 31, 2014	274,700	$24.29	0.84	$—
Vested and expected to vest at March 31, 2014	274,700	$24.29	0.84	$—
Exercisable at March 31, 2014	274,700	$24.29	0.84	$—

	For the Nine Months Ended March 31, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2013	412,700	$24.30
Granted	—	$—
Exercised	—	$—
Forfeited	(138,000)	$24.30
Outstanding at March 31, 2014	274,700	$24.29	0.84	$—
Vested and expected to vest at March 31, 2014	274,700	$24.29	0.84	$—
Exercisable at March 31, 2014	274,700	$24.29	0.84	$—

As of March 31, 2014 and 2013, there was no unrecognized compensation expense at both dates, related to unvested share-based compensation arrangements under the Stock Option Plans.

Note 11: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

ASU 2013-02, "Comprehensive Income (Topic 220)," requires disclosure of reclassification adjustments of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI.

The following tables provide the changes in AOCI by component for the quarters and nine months ended March 31, 2014 and 2013.

	For the Quarter Ended March 31, 2014
	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2013	$408	$50	$458

Other comprehensive income (loss) before reclassifications	19	(9)	10
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	19	(9)	10

Ending balance at March 31, 2014	$427	$41	$468

	For the Quarter Ended March 31, 2013
	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2012	$525	$74	$599

Other comprehensive income (loss) before reclassifications	32	(3)	29
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	32	(3)	29

Ending balance at March 31, 2013	$557	$71	$628

	For the Nine Months Ended March 31, 2014
	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2013	$498	$56	$554

Other comprehensive loss before reclassifications	(71)	(15)	(86)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(71)	(15)	(86)

Ending balance at March 31, 2014	$427	$41	$468

	For the Nine Months Ended March 31, 2013
	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2012	$552	$74	$626

Other comprehensive income (loss) before reclassifications	5	(3)	2
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	5	(3)	2

Ending balance at March 31, 2013	$557	$71	$628

There were no significant items reclassified out of AOCI for the quarters and nine months ended March 31, 2014 and 2013.

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

As of March 31, 2014:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$200	$2	$198	$—	$—	$198
Total	$200	$2	$198	$—	$—	$198

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$4	$—	$4	$—	$—	$4
Total	$4	$—	$4	$—	$—	$4

As of June 30, 2013:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$8,245	$579	$7,666	$—	$—	$7,666
Total	$8,245	$579	$7,666	$—	$—	$7,666

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Condensed
	Gross	Condensed	the Condensed	Statement of Financial Condition
	Amount of	Statement	Statement		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$851	$579	$272	$—	$—	$272
Total	$851	$579	$272	$—	$—	$272

Note 13: Subsequent Events

On April 29, 2014, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.10 per share.  Shareholders of the Corporation’s common stock at the close of business on May 20, 2014 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 11, 2014.

On May 9, 2014, the Corporation announced that the Corporation’s Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 476,960 shares. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase plan, among other considerations. The May 2014 stock repurchase program is effective immediately, since the Corporation has completed the November 2013 stock repurchase program by purchasing the remaining 129,675 shares during the quarter ending June 30, 2014.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At March 31, 2014, the Corporation had total assets of $1.13 billion, total deposits of $907.5 million and total stockholders’ equity of $150.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 14 retail loan production offices in City of Industry, Elk Grove, Escondido, Glendora, Hermosa Beach, Livermore, Rancho Cucamonga, Riverside (3), Roseville, San Rafael, Santa Barbara and Westlake Village, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On January 28, 2014, the Corporation declared a quarterly cash dividend of $0.10 per share for the Corporation’s shareholders of record at the close of business on February 19, 2014, which was paid on March 10, 2014.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at March 31, 2014 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,892	$2,950	$1,358	$250	$6,450
Pension benefits	220	441	441	6,929	8,031
Time deposits	194,612	157,730	29,963	1,579	383,884
FHLB – San Francisco advances	11,341	2,634	12,353	32,951	59,279
FHLB – San Francisco letter of credit	5,000	—	—	—	5,000
FHLB – San Francisco MPF credit enhancement (1)	176	352	352	1,633	2,513
Total	$213,241	$164,107	$44,467	$43,342	$465,157

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of March 31, 2014, the Bank serviced $41.5 million of loans under this program.

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

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

Total assets decreased $85.9 million, or seven percent, to $1.13 billion at March 31, 2014 from $1.21 billion at June 30, 2013.  The decrease was primarily attributable to a decrease in loans held for sale, with most of the proceeds deployed to payoff maturing FHLB borrowings.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased slightly to $193.5 million at March 31, 2014 from $193.8 million at June 30, 2013.  The relatively high balance in cash and cash equivalents is primarily attributable to the slow economic recovery and rise in mortgage interest rates over the last year which has reduced loan demand preventing the Corporation from fully utilizing the excess cash for loans held for investment and for sale; and it is consistent with the Corporation’s strategy of managing credit, interest rate and liquidity risk.

Total investment securities decreased $2.4 million, or 12 percent, to $17.1 million at March 31, 2014 from $19.5 million at June 30, 2013.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment increased $21.5 million, or three percent, to $769.9 million at March 31, 2014 from $748.4 million at June 30, 2013.  Total loan principal payments during the first nine months of fiscal 2014 were $101.7 million, a five percent decrease from $107.1 million in the comparable period in fiscal 2013.  In addition, real estate owned acquired in the settlement of loans in the first nine months of fiscal 2014 was $4.2 million, a 55 percent decline from $9.3 million in the same period last year due primarily to the improvement in the Corporation's credit quality and general improvement in real estate markets.  During the first nine months of fiscal 2014 and 2013, the Corporation originated $120.1 million and $63.9 million, respectively, of loans held for investment, consisting primarily of multi-family and commercial real estate loans.  During the first nine months of fiscal 2014 and 2013, the Corporation did not purchase any loans to be held for investment. The balance of preferred loans increased 11 percent to $396.0 million at March 31, 2014, compared to $356.5 million at June 30, 2013, and represented 51 percent and 47 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased six percent to $381.3 million at March 31, 2014, compared to $404.3 million at June 30, 2013, and represented approximately 49 percent and 53 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2014 and June 30, 2013, as a percentage of the total dollar amount outstanding:

As of March 31, 2014

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$111,907	29%	$204,793	54%	$61,563	16%	$3,004	1%	$381,267	100%
Multi-family	60,679	21%	156,057	54%	69,180	24%	3,398	1%	289,314	100%
Commercial real estate	47,103	45%	48,255	46%	9,211	9%	—	—%	104,569	100%
Construction	1,792	100%	—	—%	—	—%	—	—%	1,792	100%
Total	$221,481	28%	$409,105	53%	$139,954	18%	$6,402	1%	$776,942	100%

(1)	Other than the Inland Empire.

As of June 30, 2013

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$119,858	29%	$221,306	55%	$59,624	15%	$3,553	1%	$404,341	100%
Multi-family	46,245	18%	158,058	60%	54,564	21%	3,449	1%	262,316	100%
Commercial real estate	49,660	54%	40,104	43%	2,724	3%	—	—%	92,488	100%
Construction	292	100%	—	—%	—	—%	—	—%	292	100%
Total	$216,055	29%	$419,468	55%	$116,912	15%	$7,002	1%	$759,437	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $83.8 million, or 45 percent, to $104.3 million at March 31, 2014 from $188.1 million at June 30, 2013.  The decrease was primarily due to the lower volume of loans originated for sale reflecting a reduction in refinancing transactions due to the recent rise in mortgage interest rates.

The outstanding balance of FHLB - San Francisco stock decreased $6.6 million, or 43 percent, to $8.7 million at March 31, 2014 from $15.3 million at June 30, 2013. The decrease was due to the excess stock redemption received from the FHLB - San Francisco. At March 31, 2014, the minimum FHLB - San Francisco stock requirement was $8.7 million and there was no excess FHLB - San Francisco stock. This compares to the minimum FHLB - San Francisco stock requirement of $8.7 million with excess FHLB stock of $6.6 million at June 30, 2013.

Total deposits decreased $15.5 million, or two percent, to $907.5 million at March 31, 2014 from $923.0 million at June 30, 2013.  Transaction accounts increased $9.1 million, or two percent, to $529.9 million at March 31, 2014 from $520.8 million at June 30, 2013; while time deposits decreased $24.6 million, or six percent, to $377.6 million at March 31, 2014 from $402.2 million at June 30, 2013.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $55.1 million, or 52 percent, to $51.4 million from $106.5 million at June 30, 2013, primarily due to scheduled maturities during the nine months ended March 31, 2014.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 56 months at March 31, 2014, compared to 32 months at June 30, 2013.

Total stockholders’ equity decreased $10.0 million, or six percent, to $150.0 million at March 31, 2014, from $160.0 million at June 30, 2013, primarily as a result of stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and quarterly cash dividends paid, partly offset by net income during the first nine months of fiscal 2014.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2014 and 2013

The Corporation’s net income for the third quarter of fiscal 2014 was $1.4 million, a decrease of $3.5 million, or 71 percent, from $4.9 million in the same period of fiscal 2013. For the first nine months of fiscal 2014, the Corporation’s net income was $4.5 million, a decrease of $16.0 million, or 78 percent, from $20.5 million in the same period of fiscal 2013. The decrease in net income for each period was attributable to the decreases in non-interest income and net interest income, partially offset by the recoveries from the allowance for loan losses and decreases in non-interest expenses and provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 88 percent for the third quarter of fiscal 2014 from 67 percent for the same period of fiscal 2013.  For the first nine months of fiscal 2014, the Corporation’s efficiency ratio also increased to 88 percent from 60 percent for the same period of fiscal 2013. The increase in the efficiency ratio for each period was primarily the result of a significant decrease in non-interest income and net interest income outpacing the decrease in non-interest expense.

Return on average assets for the third quarter of fiscal 2014 was 0.50 percent, down 109 basis points from 1.59 percent in the same period last year.  For the first nine months of fiscal 2014, return on average assets was 0.52 percent, down 168 basis points from 2.20 percent in the same period last year.

Return on average equity for the third quarter of fiscal 2014 was 3.70 percent compared to 12.48 percent for the same period last year.  For the first nine months of fiscal 2014, return on average equity was 3.89 percent compared to 18.02 percent for the same period last year.

Diluted earnings per share for the third quarter of fiscal 2014 were $0.14, a 69 percent decrease from $0.45 in the same period last year. For the first nine months of fiscal 2014, diluted earnings per share were $0.44, a 77 percent decrease from $1.88 in the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2014 and 2013.  Net interest income decreased $616,000, or eight percent, to $7.5 million for the third quarter of fiscal 2014 from $8.1 million for the comparable period in fiscal 2013, due to a lower average earning asset balance and, to a lesser extent, a lower net interest margin.  The average balance of earning assets decreased $78.4 million, or seven percent, to $1.09 billion in the third quarter of fiscal 2014 from $1.17 billion in the comparable period of fiscal 2013, due primarily to a weak demand for new loans and it was consistent with the Corporation’s strategy of managing liquidity, interest rate and credit risk. The weighted-average yield of interest-earning assets decreased by 27 basis points to 3.36 percent and the weighted-average cost of interest-bearing liabilities decreased by 27 basis points to 0.72 percent for the third quarter of fiscal 2014 as compared to the same period last year. The net interest margin was 2.74 percent in the third quarter of fiscal 2014, down two basis points from 2.76 percent in the same period of fiscal 2013 due to the impact of the decline in the average yield of interest-earning assets outpacing the impact of the decline in the average cost of interest-bearing liabilities.

For the Nine Months Ended March 31, 2014 and 2013.  Net interest income decreased $2.7 million, or 11 percent, to $23.1 million for the first nine months of fiscal 2014 from $25.8 million for the comparable period in fiscal 2013, due to a lower average earning asset balance and, to a lesser extent, a lower net interest margin.  The average balance of earning assets decreased $83.4 million, or seven percent, to $1.11 billion in the first nine months of fiscal 2014 from $1.20 billion in the comparable period of fiscal 2013, consistent with the Corporation’s strategy of managing liquidity, interest rate and credit risk. The net interest margin was 2.76 percent in the first nine months of fiscal 2014, down 11 basis points from 2.87 percent in the same period of fiscal 2013 due to the decline in the average yield on interest-earning assets outpacing the declining cost of liabilities.  The weighted-average yield on interest-earning assets decreased by 35 basis points to 3.45 percent, while the weighted-average cost of interest-bearing liabilities decreased by 26 basis points to 0.78 percent for the first nine months of fiscal 2014 as compared to the same period last year.

Interest Income:

For the Quarters Ended March 31, 2014 and 2013.  Total interest income decreased by $1.4 million, or 13 percent, to $9.2 million for the third quarter of fiscal 2014 from $10.6 million in the same quarter of fiscal 2013.  This decrease was the result of the lower average balance of earning assets, particularly loans receivable, and, to a lesser extent, the lower average earning asset yield, particularly on loans receivable.

Loans receivable interest income decreased $1.6 million, or 15 percent, to $8.7 million in the third quarter of fiscal 2014 from $10.3 million for the same quarter of fiscal 2013.  This decrease was attributable to a lower average loan balance and, to a much lesser extent, a lower average loan yield.  The average balance of loans receivable, including loans held for sale, decreased $121.5 million, or 13 percent, to $842.7 million for the third quarter of fiscal 2014 as compared to $964.2 million in the same quarter of fiscal 2013.  The decrease in the average balance of loan receivable was due primarily to a lower balance of loans held for sale, the slow economic recovery creating weak demand for loans held for investment and the Corporation’s strategy of managing liquidity, interest rate and credit risk. The average loan yield during the third quarter of fiscal 2014 decreased 13 basis points to 4.14 percent from 4.27 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable, partly offset by an increase in the average yield of loans held for sale. The average balance of loans held for sale decreased $118.1 million, or 59 percent, to $81.8 million during the third quarter of fiscal 2014 from $199.9 million in the same quarter of fiscal 2013. The average yield on the loans held for sale increased 78 basis points to 4.09 percent in the third quarter of fiscal 2014 from 3.31 percent in the same quarter of fiscal 2013, primarily due to the increase in mortgage interest rates.

Interest income from investment securities decreased $23,000, or 22 percent, to $82,000 for the third quarter of fiscal 2014 from $105,000 in the same quarter of fiscal 2013.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $3.3 million, or 16 percent, to $17.5 million during the third quarter of fiscal 2014 from $20.8 million during the same quarter of fiscal 2013.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 14 basis points to 1.88 percent during the quarter ended March 31, 2014 from 2.02 percent during the quarter ended March 31, 2013.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the third quarter of fiscal 2014, the Corporation did not purchase any investment securities, while $666,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2014 was $203,000, compared to $116,000 in the same quarter of fiscal 2013.  In the third quarter of fiscal 2014, the Bank received a $2.2 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $1.9 million capital stock redemption in the same period of fiscal 2013.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $142,000 in the third quarter of fiscal 2014, up 41 percent from $101,000 in the same quarter of fiscal 2013.  The increase was due to a higher average balance for the third quarter of fiscal 2014 as compared to the same period last year as the average yield was unchanged at 25 basis points during both periods.  The average balance of the interest-earning deposits in the third quarter of fiscal 2014 was $218.7 million, an increase of $54.8 million or 33 percent, from $163.9 million in the same quarter of fiscal 2013. The increase in the average balance of the interest-earning deposits was due primarily to the decrease in the average balance of loans held for sale, with most of the proceeds deployed to payoff maturing FHLB borrowings.

For the Nine Months Ended March 31, 2014 and 2013.  Total interest income decreased by $5.3 million, or 16 percent, to $28.8 million for the first nine months of fiscal 2014 from $34.1 million in the same period of fiscal 2013.  This decrease was the result of the lower average balance of earning assets, particularly on loans receivable, and, to a lesser extent, the lower average earning asset yield, particularly on loans receivable.

Loans receivable interest income decreased $5.7 million, or 17 percent, to $27.5 million in the first nine months of fiscal 2014 from $33.2 million for the same period of fiscal 2013.  This decrease was attributable to a lower average loan balance and, to a much lesser extent, a lower average loan yield.  The average balance of loans receivable, including loans held for sale, decreased $139.8 million, or 14 percent, to $876.7 million for the first nine months of fiscal 2014 as compared to $1.02 billion in the same period of fiscal 2013. The average loan yield during the first nine months of fiscal 2014 decreased 17 basis points to 4.19 percent from 4.36 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable, partly offset by an increase in the average yield of loans held for sale. The average balance of loans held for sale decreased $120.4 million, or 49 percent, to $124.0 million during the first nine months of fiscal 2014 from $244.4 million in the the same period of fiscal 2013. The average yield on the loans held for sale increased 70 basis points to 4.12 percent in the first nine months of fiscal 2014 from 3.42 percent in the same period of fiscal 2013, primarily due to the increase in mortgage interest rates.

Interest income from investment securities decreased $69,000, or 21 percent, to $260,000 for the first nine months of fiscal 2014 from $329,000 in the same period of fiscal 2013.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $3.5 million, or 16 percent, to $18.2 million during the first nine months of fiscal 2014 from $21.7 million during the same period of fiscal 2013.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 12 basis points to 1.90 percent during the nine months ended March 31, 2014 from 2.02 percent during the same period ended March 31, 2013.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first nine months of fiscal 2014, the Corporation did not purchase any investment securities, while $2.3 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2014 was $615,000, compared to $280,000 in the same period of fiscal 2013.  In the first nine months of fiscal 2014, the Bank received a $6.6 million partial redemption of the FHLB – San Francisco excess capital stock at par, as compared to the $5.0 million capital stock redemption in the same period of fiscal 2013.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $390,000 in the first nine months of fiscal 2014, up 51 percent from $258,000 in the same period of fiscal 2013.  The increase was due to a higher average balance for the first nine months of fiscal 2014 as compared to the same period last year as the average yield was unchanged at 25 basis points during both nine month periods.  The average balance of the interest-earning deposits in the first nine months of fiscal 2014 was $205.4 million, an increase of $67.8 million or 49 percent, from $137.6 million in the same period of fiscal 2013.

Interest Expense:

For the Quarters Ended March 31, 2014 and 2013.  Total interest expense for the third quarter of fiscal 2014 was $1.7 million as compared to $2.5 million for the same period last year, a decrease of $838,000, or 33 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the third quarter of fiscal 2014 was $1.3 million as compared to $1.6 million for the same period last year, a decrease of $260,000, or 17 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.58 percent during the third quarter of fiscal 2014 from 0.68 percent during the same quarter last year, a decrease of 10 basis points.  The decrease in the average cost of deposits was attributable primarily to higher cost time deposits repricing to lower current market interest rates and a lower percentage of time deposits to the total deposit balance. The average balance of deposits decreased $22.0 million to $909.7 million during the quarter ended March 31, 2014 from $931.7 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the third quarter of fiscal 2014 was 58 percent, compared to 55 percent in the same period of fiscal 2013.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2014 decreased $578,000, or 59 percent, to $403,000 from $981,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $59.3 million, or 54 percent, to $51.4 million during the quarter ended March 31, 2014 from $110.7 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.18 percent for the quarter ended March 31, 2014 from 3.59 percent in the same quarter last year, a decrease of 41 basis points.  The decrease in average cost was due to maturities of higher costing advances.

For the Nine Months Ended March 31, 2014 and 2013.  Total interest expense for the first nine months of fiscal 2014 was $5.7 million as compared to $8.3 million for the same period last year, a decrease of $2.6 million, or 31 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first nine months of fiscal 2014 was $4.2 million as compared to $5.0 million for the same period last year, a decrease of $804,000, or 16 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.61 percent during the first nine months of fiscal 2014 from 0.71 percent during the same period last year, a decrease of 10 basis points.  The decrease in the average cost of deposits was attributable to interest rate reductions in core deposits and new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits decreased $28.0 million, or three percent, to $918.0 million during the nine months ended March 31, 2014 from $946.0 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts.  The average balance of transaction accounts to total deposits in the first nine months of fiscal 2014 was 57 percent, compared to 54 percent in the same period of fiscal 2013.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first nine months of fiscal 2014 decreased $1.8 million, or 54 percent, to $1.5 million from $3.3 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $60.0 million, or 49 percent, to $61.3 million during the nine months ended March 31, 2014 from $121.3 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.23 percent for the nine months ended March 31, 2014 from 3.58 percent in the same period last year, a decrease of 35 basis points.  The decrease in average cost was due to maturities of higher costing advances.

The following tables present the average balance sheets for the quarters and nine months ended March 31, 2014 and 2013, respectively:

Average Balance Sheets

	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$842,714	$8,731	4.14%	$964,154	$10,290	4.27%
Investment securities	17,461	82	1.88%	20,838	105	2.02%
FHLB – San Francisco stock	10,633	203	7.64%	19,020	116	2.44%
Interest-earning deposits	218,711	142	0.25%	163,911	101	0.25%

Total interest-earning assets	1,089,519	9,158	3.36%	1,167,923	10,612	3.63%

Non interest-earning assets	39,613			56,209

Total assets	$1,129,132			$1,224,132

Interest-bearing liabilities:
Checking and money market accounts (2)	$289,590	94	0.13%	$288,151	97	0.14%
Savings accounts	238,334	153	0.26%	226,606	142	0.25%
Time deposits	381,789	1,058	1.12%	416,958	1,326	1.29%

Total deposits	909,713	1,305	0.58%	931,715	1,565	0.68%

Borrowings	51,452	403	3.18%	110,733	981	3.59%

Total interest-bearing liabilities	961,165	1,708	0.72%	1,042,448	2,546	0.99%

Non interest-bearing liabilities	16,791			25,632

Total liabilities	977,956			1,068,080

Stockholders’ equity	151,176			156,052
Total liabilities and stockholders’ equity	$1,129,132			$1,224,132

Net interest income		$7,450			$8,066

Interest rate spread (3)			2.64%			2.64%
Net interest margin (4)			2.74%			2.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.35%			112.04%
Return on average assets			0.50%			1.59%
Return on average equity			3.70%			12.48%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $89 and $122 for the quarters ended March 31, 2014 and 2013, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $55.0 million and $53.2 million during the quarters ended March 31, 2014 and 2013, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended March 31, 2014			Nine Months Ended March 31, 2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$876,708	$27,522	4.19%	$1,016,543	$33,209	4.36%
Investment securities	18,243	260	1.90%	21,749	329	2.02%
FHLB – San Francisco stock	12,347	615	6.64%	20,270	280	1.83%
Interest-earning deposits	205,386	390	0.25%	137,585	258	0.25%

Total interest-earning assets	1,112,684	28,787	3.45%	1,196,147	34,076	3.80%

Non interest-earning assets	37,839			49,209

Total assets	$1,150,523			$1,245,356

Interest-bearing liabilities:
Checking and money market accounts (2)	$291,109	292	0.13%	$286,510	307	0.14%
Savings accounts	235,794	452	0.26%	228,212	434	0.25%
Time deposits	391,088	3,492	1.19%	431,249	4,299	1.33%

Total deposits	917,991	4,236	0.61%	945,971	5,040	0.71%

Borrowings	61,284	1,485	3.23%	121,342	3,262	3.58%

Total interest-bearing liabilities	979,275	5,721	0.78%	1,067,313	8,302	1.04%

Non interest-bearing liabilities	16,301			26,057

Total liabilities	995,576			1,093,370

Stockholders’ equity	154,947			151,986
Total liabilities and stockholders’ equity	$1,150,523			$1,245,356

Net interest income		$23,066			$25,774

Interest rate spread (3)			2.67%			2.76%
Net interest margin (4)			2.76%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.62%			112.07%
Return on average assets			0.52%			2.20%
Return on average equity			3.89%			18.02%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $388 and $469 for the nine months ended March 31, 2014 and 2013, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $57.1 million and $52.8 million during the nine months ended March 31, 2014 and 2013, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters and nine months ended March 31, 2014 and 2013, respectively:

Rate/Volume Variance

	Quarter Ended March 31, 2014 Compared To Quarter Ended March 31, 2013 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(302)	$(1,296)	$39	$(1,559)
Investment securities	(7)	(17)	1	(23)
FHLB – San Francisco stock	247	(51)	(109)	87
Interest-bearing deposits	—	41	—	41
Total net change in income on interest-earning assets	(62)	(1,323)	(69)	(1,454)

Interest-bearing liabilities:
Checking and money market accounts	(3)	—	—	(3)
Savings accounts	1	10	—	11
Time deposits	(171)	(112)	15	(268)
Borrowings	(113)	(525)	60	(578)
Total net change in expense on interest-bearing liabilities	(286)	(627)	75	(838)
Net increase (decrease) in net interest income	$224	$(696)	$(144)	$(616)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2014 Compared To Nine Months Ended March 31, 2013 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,292)	$(4,573)	$178	$(5,687)
Investment securities	(19)	(53)	3	(69)
FHLB – San Francisco stock	730	(109)	(286)	335
Interest-bearing deposits	—	132	—	132
Total net change in income on interest-earning assets	(581)	(4,603)	(105)	(5,289)

Interest-bearing liabilities:
Checking and money market accounts	(20)	5	—	(15)
Savings accounts	3	14	1	18
Time deposits	(448)	(401)	42	(807)
Borrowings	(321)	(1,614)	158	(1,777)
Total net change in expense on interest-bearing liabilities	(786)	(1,996)	201	(2,581)
Net increase (decrease) in net interest income	$205	$(2,607)	$(306)	$(2,708)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended March 31, 2014 and 2013.  During the third quarter of fiscal 2014, the Corporation recorded a recovery from the allowance for loan losses of $(849,000), up 64 percent from the recovery from the allowance for loan losses of $(517,000) in the same period of fiscal 2013.  The higher recovery in the third quarter of fiscal 2014 was primarily attributable to further improvement in credit quality during the past year.  Non-performing loans declined $4.9 million, or 23 percent, to $16.8 million at March 31, 2014 as compared to $21.7 million at June 30, 2013 and were $20.2 million at March 31, 2013.  Net charge-offs in the third quarter of fiscal 2014 were $168,000 or 0.08 percent (annualized) of average loans receivable, down $1.0 million, or 86 percent, from $1.2 million or 0.49 percent (annualized) of average loans receivable in the same quarter of fiscal 2013.  Total classified loans, consisting of special mention and substandard loans, were $41.3 million at March 31, 2014 as compared $44.7 million at June 30, 2013 and to $41.9 million at March 31, 2013.

For the Nine Months Ended March 31, 2014 and 2013.  During the first nine months of fiscal 2014, the Corporation recorded a recovery from the allowance for loan losses of $(2.7 million), an improvement from a provision for loan losses of $39,000 in the same period of fiscal 2013.  The improvement in the recovery from the allowance for loan losses in the first nine months of fiscal 2014 was primarily attributable to an improvement in credit quality. Net charge-offs declined to $2.2 million or 0.34 percent (annualized) of average loans receivable in the first nine months of fiscal 2014 as compared to $4.7 million or 0.62 percent (annualized) of loans receivable in the same period of fiscal 2013, a decrease of $2.5 million or 53 percent.

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

At March 31, 2014, the allowance for loan losses was $10.0 million, comprised of collectively evaluated allowances of $10.0 million and individually evaluated allowances of $41,000; in comparison to the allowance for loan losses of $14.9 million at June 30, 2013, comprised of collectively evaluated allowances of $14.8 million and individually evaluated allowances of $154,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.29 percent at March 31, 2014 compared to 1.96 percent at June 30, 2013.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended March 31, 2014 and 2013.  Total non-interest income decreased $8.6 million, or 56 percent, to $6.8 million for the quarter ended March 31, 2014 from $15.4 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $8.5 million, or 62 percent, to $5.3 million for the third quarter of fiscal 2014 from $13.8 million in the same quarter of fiscal 2013 reflecting the impact of a significantly lower loan sale volume and a lower average loan sale margin.  Total loans sold for the quarter ended March 31, 2014 were $380.2 million, a decrease of $527.9 million or 58 percent, from $908.1 million for the same quarter last year.  The average loan sale margin for PBM during the third quarter of fiscal 2014 was 1.44 percent, down 34 basis points from 1.78 percent for the same period of fiscal 2013.  The decreases in the average loan sale margin and loan sale volume were attributable to the increase in mortgage interest rates during the past year and an increase in competition. The gain on sale of loans for the third quarter of fiscal 2014 includes a $127,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $(27,000) recourse provision in the comparable quarter last year.  As of March 31, 2014, the total recourse reserve for loans sold that are subject to repurchase was $1.1 million, compared to $2.1 million at June 30, 2013 and $2.3 million at March 31, 2013.  See “Asset Quality” for additional information related to the recourse reserve liability.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825 that amounted to a net gain of $718,000 in the third quarter of fiscal 2014 as compared to an unfavorable fair-value adjustment net loss of $(6.0 million) in the same period last year.  The fair-value adjustment on derivative financial instruments was consistent with our mortgage banking activity and the volatility of the mortgage interest rates. As of March 31, 2014, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $4.7 million, compared to $5.9 million at June 30, 2013 and $8.3 million at March 31, 2013.

Total loans originated and purchased for sale decreased $436.4 million, or 55 percent, to $353.7 million in the third quarter of fiscal 2014 from $790.1 million for the same period last year.  The loan origination volume has declined because the recent rise in mortgage interest rates has severely curtailed refinance activity.

For the Nine Months Ended March 31, 2014 and 2013.  Total non-interest income decreased $35.5 million, or 62 percent, to $22.1 million for the nine months ended March 31, 2014 from $57.6 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $34.5 million, or 66 percent, to $17.8 million for the first nine months of fiscal 2014 from $52.3 million in the same period of fiscal 2013 reflecting the impact of a significantly lower loan sale volume and lower average loan sale margin.  Total loans sold for the nine months ended March 31, 2014 were $1.57 billion, a decrease of $1.14 billion or 42 percent, from $2.71 billion for the same period last year.  The average loan sale margin for PBM during the first nine months of fiscal 2014 was 1.30 percent, down 68 basis points from 1.98 percent for the same period of fiscal 2013.  The gain on sale of loans for the first nine months of fiscal 2014 includes a $383,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $(1.9 million) recourse reserve provision in the comparable period last year.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $(495,000) in the first nine months of fiscal 2014 as compared to an unfavorable fair-value adjustment, a net loss of $(5.8 million), in the same period last year.

Total loans originated and purchased for sale decreased $1.17 billion, or 44 percent, to $1.49 billion in the first nine months of fiscal 2014 from $2.66 billion for the same period last year. The loan origination volume has declined because the recent rise in mortgage interest rates has severely curtailed refinance activity.

Non-Interest Expense:

For the Quarters Ended March 31, 2014 and 2013.  Total non-interest expense in the quarter ended March 31, 2014 was $12.6 million, a decrease of $3.1 million or 20 percent, as compared to $15.7 million in the quarter ended March 31, 2013.  The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits and other operating expenses related to mortgage banking operations.

Total salaries and employee benefits decreased $2.7 million, or 24 percent, to $8.8 million in the third quarter of fiscal 2014 from $11.5 million in the same period of fiscal 2013.  The decrease was primarily attributable to lower incentive compensation and a lower average number of staff employed by PBM, resulting from the decrease in loan originations. PBM loan originations decreased $430.5 million, or 54 percent, to $362.2 million in the third quarter of fiscal 2014 from $792.7 million in the comparable period in fiscal 2013. The PBM division has reduced its workforce by an average of 75.4 full-time equivalents ("FTE"), or 20 percent, to an average of 296.9 FTE during the quarter ended March 31, 2014 from an average of 372.3 FTE during the quarter ended March 31, 2013.

For the Nine Months Ended March 31, 2014 and 2013.  Total non-interest expense in the nine months ended March 31, 2014 was $40.0 million, a decrease of $9.8 million or 20 percent, as compared to $49.8 million in the same period ended March 31, 2013.  The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits and other operating expenses related to mortgage banking operations.

Total salaries and employee benefits decreased $9.2 million, or 25 percent, to $28.2 million in the first nine months of fiscal 2014 from $37.4 million in the same period of fiscal 2013.  The decrease was primarily attributable to lower incentive compensation and a lower average number of staff employed by PBM, resulting from the decrease in loan originations. PBM loan originations decreased $1.17 billion, or 44 percent, to $1.50 billion in the first nine months of fiscal 2014 from $2.67 billion in the comparable period in fiscal 2013. The PBM division has reduced its workforce by an average of 31.2 FTE, or nine percent, to an average of 329.8 FTE during the nine months ended March 31, 2014 from an average of 361.0 FTE during the same period ended March 31, 2013.

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

For the Quarters Ended March 31, 2014 and 2013.  The income tax provision was $1.1 million for the quarter ended March 31, 2014 as compared to $3.4 million for the same quarter last year.  The effective income tax rate for the quarter ended March 31, 2014 was 44.9 percent as compared to 40.9 percent in the same quarter last year.  The income tax provision in the quarter ended March 31, 2014 included a net tax provision for prior period of $136,000, as compared to a net tax recovery of $108,000.

The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2014 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2014 and 2013.  The income tax provision was $3.4 million for the nine months ended March 31, 2014 as compared to $13.0 million for the same period last year.  The effective income tax rate for the nine months ended March 31, 2014 was 43.0 percent as compared to 38.7 percent in the same period last year.  The income tax provision for the nine months ended March 31, 2014 included a net tax provision for prior periods of $206,000. The income tax provision for the nine months ended March 31, 2013 included a net tax recovery for prior periods of $1.2 million, which includes a tax liability reversal of $825,000 as a result of the August 2, 2012 notification from the tax authorities indicating the acceptance of an accounting method change.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2014 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $4.9 million, or 23 percent, to $16.8 million at March 31, 2014 from $21.7 million at June 30, 2013.  Non-performing loans as a percentage of loans held for investment improved to 2.18 percent at March 31, 2014 from 2.90 percent at June 30, 2013.  The non-performing loans at March 31, 2014 were primarily comprised of 34 single-family loans ($9.9 million); eight commercial real estate loans ($3.6 million); eight multi-family loans ($3.2 million) and four commercial business loans ($104,000).  This compares to the non-performing loans at June 30, 2013 which were primarily comprised of 50 single-family loans ($13.2 million); eight commercial real estate loans ($4.6 million); seven multi-family loans ($3.8 million) and five commercial business loans ($130,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

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

As of March 31, 2014, total restructured loans, net of allowance for loan losses, declined to $7.1 million from $9.5 million at June 30, 2013, a decrease of $2.4 million, or 25 percent.  At March 31, 2014 and June 30, 2013, $5.5 million and $9.1 million, respectively, of these restructured loans were classified as non-performing.  As of March 31, 2014, $4.3 million, or 61 percent, of the restructured loans have a current payment status; this compares to $6.5 million, or 68 percent, of restructured loans that had a current payment status as of June 30, 2013.

Real estate owned was $2.4 million at March 31, 2014, an increase of $110,000 or five percent from $2.3 million at June 30, 2013.  Real estate owned at March 31, 2014 was comprised of two single-family properties ($423,000), two commercial real estate properties ($2.0 million) and two undeveloped lots ($9,000).  The Corporation has not suspended foreclosure activity at anytime through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $4.8 million, or 20 percent, to $19.2 million or 1.71 percent of total assets at March 31, 2014 from $24.0 million or 1.98 percent of total assets at June 30, 2013.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the third quarter and first nine months of fiscal 2014, the Corporation repurchased two loans, totaling $315,000 and three loans, totaling $437,000, respectively, from investors pursuant to the recourse/repurchase covenants contained in the Corporation’s loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In the third quarter and nine months of fiscal 2013, the Corporation repurchased two loans, totaling $483,000, and three loans, totaling $790,000, respectively, from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the third quarter and first nine months of fiscal 2014, the Corporation had a recovery of $(127,000) and $(383,000), respectively, and settled claims for $7,000 and $660,000, respectively.  This compares to the third quarter and first nine months of fiscal 2013 when the Corporation had a provision of $27,000 and $1.9 million, respectively; and settled claims for $5.5 million and $5.8 million, respectively. The settlement claims in the third quarter and nine months ended March 31, 2013 was due primarily to the $5.5 million payment of the global settlement with the Corporation's largest legacy loan investor. As of March 31, 2014, the total recourse reserve for loans sold that are subject to repurchase was $1.1 million, compared to $2.1 million at June 30, 2013 and $2.3 million at March 31, 2013.

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

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2014 and 2013:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2014	2013	2014	2013
(In Thousands)

Balance, beginning of the period	$1,202	$7,776	$2,111	$6,183
(Recovery) provision	(127)	27	(383)	1,930
Net settlements in lieu of loan repurchases	(7)	(5,501)	(660)	(5,811)
Balance, end of the period	$1,068	$2,302	$1,068	$2,302

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were calculated at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans as set forth in the table above could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2014:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$172,990	734	72%	7.56 years
Stated income (5)	$182,609	731	68%	8.27 years
FICO less than or equal to 660	$13,254	643	66%	8.11 years
Over 30-year amortization	$15,768	733	65%	8.60 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $4.7 million of “interest only,” $7.6 million of “stated income,” $1.3 million of “FICO less than or equal to 660,” and $237 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2014:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent
Fully amortize in the next 12 months	$2,095	8%	—%
Fully amortize between 1 year and 5 years	170,895	3%	—%
Fully amortize after 5 years	—	—%	—%
Total	$172,990	3%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2014:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$176,918	4%	1%
Interest rate reset between 1 year and 5 years	5,691	23%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$182,609	4%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for a large percentage of the Corporation’s borrowers primarily because the majority of the loans are repricing at a 2.75 percent margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery from the recent recession will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of weak economic conditions may increase the risk of delinquencies and defaults. The higher delinquency levels experienced by the Bank in fiscal 2008 through 2011 was primarily due to high unemployment, the recent U.S. recession, weak economic conditions and the decline in real estate values, particularly in California. It should be noted, however, that delinquency levels experienced since fiscal 2011 have improved, primarily due to an improvement in real estate markets and general economic conditions, as compared to the levels experienced in fiscal 2008 through 2011.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
Loan balance (in thousands)	$276,128	$51,917	$25,456	$916	$345	$1,611	$6,104	$9,277	$4,234	$375,988
Weighted-average LTV (1)	67%	72%	75%	53%	87%	71%	56%	58%	61%	68%
Weighted-average age (in years)	8.85	6.76	6.01	4.65	3.56	2.60	1.62	0.74	0.17	7.91
Weighted-average FICO (2)	731	732	741	750	751	726	749	741	754	733
Number of loans	860	111	48	3	2	6	27	39	11	1,107

Geographic breakdown (%)
Inland Empire	29%	29%	27%	100%	37%	41%	20%	22%	33%	29%
Southern California (3)	61%	39%	39%	—%	63%	41%	36%	30%	9%	54%
Other California (4)	9%	30%	34%	—%	—%	18%	44%	48%	58%	16%
Other States	1%	2%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
Loan balance (in thousands)	$88,027	$23,518	$6,711	$—	$—	$20,788	$36,604	$93,688	$19,978	$289,314
Weighted-average LTV (1)	47%	56%	45%	—%	—%	58%	55%	59%	52%	54%
Weighted-average DCR (2)	1.39x	1.23x	1.43x	-x	-x	1.50x	1.69x	1.68x	1.45x	1.52x
Weighted-average age (in years)	8.91	6.67	5.94	—	—	2.54	1.67	0.65	0.11	4.00
Weighted-average FICO (3)	706	700	772	—	—	744	733	760	777	742
Number of loans	143	36	8	—	—	22	44	122	25	400

Geographic breakdown (%)
Inland Empire	16%	6%	21%	—%	—%	29%	12%	32%	19%	21%
Southern California (4)	52%	86%	79%	—%	—%	58%	58%	44%	49%	54%
Other California (5)	28%	8%	—%	—%	—%	13%	30%	24%	32%	24%
Other States	4%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	—%	—%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2014:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$110,579	3%	—%	38%
Interest rate reset or mature between 1 year and 5 years	168,559	—%	—%	9%
Interest rate reset or mature after 5 years	10,176	—%	—%	62%
Total	$289,314	1%	—%	22%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total (5)(6)
Loan balance (in thousands)	$31,393	$12,198	$3,650	$7,237	$373	$782	$19,012	$22,439	$7,485	$104,569
Weighted-average LTV (1)	47%	53%	33%	60%	58%	63%	54%	48%	47%	50%
Weighted-average DCR (2)	2.05x	1.77x	1.65x	1.29x	1.26x	1.47x	1.85x	1.81x	1.95x	1.85x
Weighted-average age (in years)	9.06	6.78	5.98	4.76	3.85	2.27	1.51	0.67	0.13	4.51
Weighted-average FICO (2)	705	727	764	722	705	770	751	754	760	736
Number of loans	41	11	7	2	2	1	18	28	9	119

Geographic breakdown (%):
Inland Empire	39%	45%	6%	100%	52%	—%	69%	35%	7%	45%
Southern California (3)	61%	41%	94%	—%	48%	100%	31%	39%	70%	46%
Other California (4)	—%	14%	—%	—%	—%	—%	—%	26%	23%	9%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $24.9 million in Retail; $19.9 million in Office; $17.3 million in Mixed Use; $12.2 million in Mobile Home Park; $6.1 million in Warehouse; $5.7 million in Light Industrial/Manufacturing; $5.2 million in Medical/Dental Office; $3.5 million in Mini-Storage; $3.3 million in Restaurant/Fast Food; $2.7 million in Research and Development; $1.8 million in Hotel and Motel; $1.6 million in Automotive – Non Gasoline; and $389,000 in Other.

(6)	Consisting of $83.4 million or 79.7 percent in investment properties and $21.2 million or 20.3 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2014:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$42,228	5%	—%	87%
Interest rate reset or mature between 1 year and 5 years	62,341	3%	—%	74%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$104,569	3%	—%	79%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated:

(In Thousands)	At March 31, 2014	At June 30, 2013
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$7,664	$8,129
Multi-family	926	1,236
Commercial real estate	2,757	3,218
Commercial business loans	5	7
Total	11,352	12,590

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,304	5,094
Multi-family	2,247	2,521
Commercial real estate	805	1,354
Commercial business loans	99	123
Total	5,455	9,092

Total non-performing loans	16,807	21,682

Real estate owned, net	2,406	2,296
Total non-performing assets	$19,213	$23,978

Restructured loans on accrual status:
Mortgage loans:
Single-family	$1,630	$434
Total	$1,630	$434

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	2.18%	2.90%

Non-performing loans as a percentage of total assets	1.49%	1.79%

Non-performing assets as a percentage of total assets	1.71%	1.98%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of March 31, 2014:

	Calendar Year of Origination
(In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
Mortgage loans:
Single-family	$5,662	$2,186	$1,682	$—	$—	$—	$—	$438	$—	$9,968
Multi-family	2,995	178	—	—	—	—	—	—	—	3,173
Commercial real estate	2,802	—	—	—	—	—	760	—	—	3,562
Commercial business loans	—	—	—	96	—	—	8	—	—	104
Total	$11,459	$2,364	$1,682	$96	$—	$—	$768	$438	$—	$16,807

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of March 31, 2014:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$4,331	$4,521	$1,116	$—	$9,968
Multi-family	432	328	2,413	—	3,173
Commercial real estate	2,208	1,354	—	—	3,562
Commercial business loans	21	83	—	—	104
Total	$6,992	$6,286	$3,529	$—	$16,807

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At March 31, 2014		At June 30, 2013
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$5,682	16	$3,111	11
Multi-family	7,467	4	2,485	3
Commercial real estate	—	—	1,296	3
Commercial business loans	38	1	25	1
Total special mention loans	13,187	21	6,917	18

Substandard loans:
Mortgage loans:
Single-family	10,669	37	13,299	51
Multi-family	9,800	16	15,222	15
Commercial real estate	7,579	11	9,116	12
Commercial business loans	104	4	130	5
Total substandard loans	28,152	68	37,767	83

Total classified loans	41,339	89	44,684	101

Real estate owned:
Single-family	423	2	2,287	7
Commercial real estate	1,974	2	—	1
Other	9	2	9	2
Total real estate owned	2,406	6	2,296	10

Total classified assets	$43,745	95	$46,980	111

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2014	2013	2014	2013
Loans originated and purchased for sale:
Retail originations	$179,913	$369,884	$736,842	$1,262,590
Wholesale originations and purchases	173,805	420,198	753,560	1,396,782
Total loans originated and purchased for sale (1)	353,718	790,082	1,490,402	2,659,372

Loans sold:
Servicing released	(377,860)	(904,900)	(1,566,205)	(2,696,370)
Servicing retained	(2,371)	(3,159)	(7,866)	(13,836)
Total loans sold (2)	(380,231)	(908,059)	(1,574,071)	(2,710,206)

Loans originated for investment:
Mortgage loans:
Single-family	8,452	2,589	13,630	7,766
Multi-family	20,015	9,608	82,873	33,948
Commercial real estate	7,498	6,539	21,940	22,044
Construction	—	—	1,500	—
Commercial business loans	167	40	180	100
Total loans originated for investment (3)	36,132	18,776	120,123	63,858

Loans purchased for investment:
Mortgage loans:
Multi-family	—	—	—	—
Total loans purchased for investment	—	—	—	—

Mortgage loan principal payments	(25,258)	(36,759)	(101,679)	(107,120)
Real estate acquired in settlement of loans	(206)	(2,474)	(4,178)	(9,250)
Increase (decrease) in other items, net (4)	2,406	(4,045)	7,144	(1,117)

Net decrease in loans held for investment and loans held for sale at fair value	$(13,439)	$(142,479)	$(62,259)	$(104,463)

(1)
Includes PBM loans originated and purchased for sale during the quarters and nine months ended March 31, 2014 and 2013 totaling $353.7 million, $790.1 million, $1.49 billion and $2.66 billion, respectively.

(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2014 and 2013 totaling $380.2 million, $908.1 million, $1.57 billion and $2.71 billion, respectively.

(3)	Includes PBM loans originated for investment during the quarters and nine months ended March 31, 2014 and 2013 totaling $8.4 million, $2.6 million, $13.6 million and $7.8 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2014 and 2013, the Corporation originated and purchased $1.61 billion and $2.72 billion of loans, respectively.  The total loans sold in the first nine months of fiscal 2014 and 2013 were $1.57 billion and $2.71 billion, respectively.  At March 31, 2014, the Corporation had loan origination commitments totaling $113.8 million, undisbursed lines of credit totaling $2.9 million and undisbursed loan funds totaling $757,000.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2014, the net decrease in deposits was $15.5 million, or two percent, primarily due to the scheduled maturities in time deposits. The decrease in time deposits was consistent with the Corporation's operating strategy. On March 31, 2014, time deposits scheduled to mature in one year or less were $192.6 million and total time deposits with a principal amount of $100,000 or higher were $185.5 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2014, total cash and cash equivalents were $193.5 million, or 17 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2014, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $338.0 million and the remaining available collateral was $454.8 million.  In addition, the Bank has secured a $15.1 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $15.9 million.  As of March 31, 2014, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2014 decreased to 35.0 percent from 41.1 percent for the quarter ended June 30, 2013.  The relatively high level of liquidity was primarily attributable to a slow economic recovery creating weak demand for loans held for investment and the recent decline in loans originated for sale; and was consistent with the Corporation’s strategy to mitigate liquidity risk.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of March 31, 2014, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of March 31, 2014 were as follows:

(Dollars In Thousands)	Amount	Percent

Tier 1 leverage capital	$143,868	12.80%
Requirement to be “Well Capitalized”	56,218	5.00

Excess over requirement	$87,650	7.80%

Tier 1 risk-based capital	$143,868	19.96%
Requirement to be “Well Capitalized”	43,258	6.00

Excess over requirement	$100,610	13.96%

Total risk-based capital	$152,974	21.22%
Requirement to be “Well Capitalized”	72,096	10.00

Excess over requirement	$80,878	11.22%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the third quarter of fiscal 2014, the Bank declared a cash dividend of $7.5 million to the Corporation, which was paid on April 1, 2014; while the Corporation paid $981,000 of cash dividends to its shareholders.  For the first nine months of fiscal 2014, the Bank declared cash dividends and paid $27.5 million to the Corporation, while the Corporation paid $3.0 million of cash dividends to its shareholders.

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

Supplemental Information

	At March 31, 2014	At June 30, 2013	At March 31, 2013

Loans serviced for others (in thousands)	$85,543	$92,156	$95,935

Book value per share	$15.51	$15.40	$15.07

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2014 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$248,335	$91,877	$1,208,396	20.55%	+686 bp
+300 bp	$225,748	$69,290	$1,191,475	18.95%	+526 bp
+200 bp	$209,468	$53,010	$1,181,807	17.72%	+403 bp
+100 bp	$187,314	$30,856	$1,166,115	16.06%	+237 bp
0 bp	$156,458	$—	$1,142,451	13.69%	- bp
-100 bp	$138,053	$(18,405)	$1,130,581	12.21%	-148 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2014 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2014 and June 30, 2013.

	At March 31, 2014	At June 30, 2013
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.69%	14.44%
Post-Shock NPV Ratio: NPV as a % of PV Assets	12.21%	13.28%
Sensitivity Measure: Change in NPV Ratio	148 bp	116 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at March 31, 2014 and June 30, 2013.

At March 31, 2014		At June 30, 2013
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	22.39%	+400 bp	16.40%
+300 bp	28.63%	+300 bp	19.68%
+200 bp	19.63%	+200 bp	14.30%
+100 bp	11.46%	+100 bp	10.14%
-100 bp	(13.75)%	-100 bp	(16.81)%

At both March 31, 2014 and June 30, 2013, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the

Corporation’s disclosure controls and procedures as of March 31, 2014 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2014	—	$—	—	324,563
February 1 – 28, 2014	118,122	15.02	118,122	206,441
March 1 – 31, 2014	76,766	15.76	76,766	129,675
Total	194,888	$15.31	194,888	129,675

(1)
On November 26, 2013, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation's outstanding common stock, or approximately 499,905 shares, which expires on November 26, 2014.

During the quarter ended March 31, 2014, the Corporation purchased 194,888 shares of the Corporation’s common stock at an average cost of $15.31 per share.  For the nine months ended March 31, 2014, the Corporation purchased 770,022 shares of the Corporation's common stock at an average cost of $15.66 per share. The March 2013 stock repurchase program which authorized 522,523 shares was completed during the period May 2013 through November 2013 with an average cost of $16.09 per share. As of March 31, 2014, a total of 370,230 shares or 74 percent of the shares authorized in the November 2013 stock repurchase program have been purchased at an average cost of $15.09 per share, leaving 129,675 shares available for future purchases. The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibits:

3.1 (a)	Certificate of Incorporation of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.1 (b)	Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009

3.1 (c)	Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on March 28, 2014)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
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

Provident Financial Holdings, Inc.

Date: May 12, 2014	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.