Form 10-K
period 2014-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2014-09-15
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014            OR

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
YES          NO   X  .
The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2013, was $137.8 million. As of September 5, 2014, there were 9,191,464 shares of the Registrant’s common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2014 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At June 30, 2014, the Corporation had consolidated total assets of $1.11 billion, total deposits of $897.9 million and stockholders’ equity of $145.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  The Bank's mortgage banking activities primarily consist of the origination, purchase and sale of single-family mortgage loans (including second mortgages and equity lines of credit).  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment.  For additional information, see “Subsidiary Activities” in this Form 10-K.  The activities of Provident Financial Corp are included in the Bank's operating segment results.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank has contributed $40,000 annually to the Foundation in fiscal 2014, 2013 and 2012.

Subsequent Events:

On July 22, 2014, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.11 per share, reflecting a 10 percent increase from the $0.10 per share cash dividend paid on June 11, 2014.  Shareholders of the Corporation’s common stock at the close of business on August 12, 2014 were entitled to receive the cash dividend, which was paid on September 3, 2014.

On August 29, 2014, the Bank's Board of Directors declared a $25.0 million cash dividend from the Bank to the Corporation, which was paid on September 5, 2014.

Market Area

The Bank is headquartered in Riverside, California and operates 14 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include most of Southern California and some of Northern California.  PBM operates two wholesale loan production offices located in Pleasanton and Rancho Cucamonga, California and 14 retail loan production offices located in City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Redding, Riverside (3), Roseville, San Rafael, Santa Barbara and Westlake Village, California.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The unemployment rate in the Inland Empire in June 2014 was 8.4%, compared to 7.4% in California and 6.1% nationwide, according to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, an improvement compared to the unemployment data reported in June 2013, which was 10.2% in the Inland Empire, 8.5% in California and 7.6% nationwide. However, the current unemployment rate remains elevated when compared to historical data.

The number of California homes entering the formal foreclosure process last quarter dropped to the lowest level since late 2005, the result of a stronger economy and higher home values, a real estate information service reported. A total of 17,524 Notices of Default ("NoD") were recorded at county recorders offices during April through June 2014, down 8.8 percent from 19,215 in the prior quarter, and down 31.9 percent from 25,747 in the second quarter of 2013. Last quarter's NoD tally was the lowest since fourth quarter 2005, when 15,337 NoDs were recorded. NoD filings peaked in the first quarter of 2009 at 135,431 (Source: DataQuick; DQNews.com – July 17, 2014 News Release).

Monthly home sales in California have varied from a low of 35,202 in 2008 to a high of 76,669 in 2004. An estimated 39,254 new and resale houses and condominiums were sold statewide in June 2014, up 4.0 percent from 37,734 in May 2014 and down 4.3 percent from 41,027 sales in June 2013. June 2014 home sales were 19.8 percent below the June average of 48,929 sales for each year since 1988. California home sales have not been above average for any particular month in more than eight years. The median home price in California in June 2014 was $393,000, up 1.8 percent from $386,000 in May 2014 and up 11.6 percent from $352,000 in June 2013. The June 2014 median home price was the highest for any month since December 2007, when it was $402,000, and June 2014 was the 28th consecutive month in which the state's median sale price rose year-over-year. Of the existing homes sold in June 2014, 5.8 percent were properties that had been foreclosed on during the past year. That was down from a revised 5.9 percent in May 2014 and down from 9.8 percent in June 2013. Foreclosure resales peaked at 58.8 percent in February 2009. Short sale transactions, where the sale price fell short of what was owed on the property, made up an estimated 5.2 percent of the homes that resold in June 2014, down from an estimated 6.3 percent in May 2014 and 13.9 percent in June 2013. The typical monthly mortgage payment for California buyers in June 2014 was $1,530, up from $1,508 in May 2014 and up from $1,356 in June 2013. Adjusted for inflation, the June 2014 payment was 35.1 percent below the typical payment in the spring of 1989, the peak of the prior real estate cycle, 47.4 percent below the current cycle's peak in June 2006 and 62.9 percent above the January 2012 bottom of the current cycle (Source: DataQuick; DQNews.com – July 16, 2014 News Release).

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

Personnel

As of June 30, 2014, the Bank had 521 full-time equivalent employees, which consisted of 460 full-time, 50 prime-time, seven part-time and four temporary employees.  The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

Segment Reporting

Financial information regarding the Corporation’s operating segments is contained in Note 17 to the Corporation’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Internet Website

The Corporation maintains a website at www.myprovident.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Form 10-K. Other than an investor’s own internet access charges, the Corporation makes available free of charge through that website the Corporation’s annual report, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.  This information is available at www.sec.gov.

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, commercial business, construction, consumer and other mortgage loans to be held for investment.  The Bank’s net loans held for investment were $772.1 million at June 30, 2014, representing 69.8% of consolidated total assets.  This compares to $748.4 million, or 61.8% of consolidated total assets, at June 30, 2013.

At June 30, 2014, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $22.3 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2014, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2014 consisted of: one commercial real estate loan totaling $6.0 million to one group of borrowers; one multi-family loan totaling $5.5 million to one group of borrowers; two commercial real estate loans totaling $5.0 million to one group of borrowers; one commercial real estate loan totaling $4.8 million to one group of borrowers; and one commercial real estate loan totaling $4.7 million to one group of borrowers.  The real estate collateral for these loans are located in Southern California, except for one which is located in Northern California.  At June 30, 2014, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2014		2013		2012		2011		2010
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$377,997	48.43%	$404,341	53.09%	$439,024	53.79%	$494,192	54.34%	$583,126	55.73%
Multi-family	301,211	38.60	262,316	34.45	278,057	34.07	304,808	33.52	343,551	32.83
Commercial real estate	96,803	12.40	92,488	12.14	95,302	11.67	103,637	11.39	110,310	10.54
Construction	2,869	0.37	292	0.04	—	—	—	—	400	0.04
Other	—	—	—	—	755	0.09	1,530	0.17	1,532	0.15
Total mortgage loans	778,880	99.80	759,437	99.72	813,138	99.62	904,167	99.42	1,038,919	99.29

Commercial business loans	1,237	0.16	1,687	0.22	2,580	0.32	4,526	0.50	6,620	0.63
Consumer loans	306	0.04	437	0.06	506	0.06	750	0.08	857	0.08
Total loans held for investment, gross	780,423	100.00%	761,561	100.00%	816,224	100.00%	909,443	100.00%	1,046,396	100.00%

Undisbursed loan funds	(1,090)		(292)		—		—		—
Deferred loan costs, net	2,552		2,063		2,095		2,649		3,365
Allowance for loan losses	(9,744)		(14,935)		(21,483)		(30,482)		(43,501)
Total loans held for investment, net	$772,141		$748,397		$796,836		$881,610		$1,006,260

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2014 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

Mortgage loans:
Single-family	$6	$120	$758	$8,921	$368,192	$377,997
Multi-family	2,620	29,715	8,562	16,498	243,816	301,211
Commercial real estate	4,364	20,720	12,935	42,333	16,451	96,803
Construction	1,500	—	—	—	1,369	2,869
Commercial business loans	661	126	24	426	—	1,237
Consumer loans	306	—	—	—	—	306
Total loans held for investment, gross	$9,457	$50,681	$22,279	$68,178	$629,828	$780,423

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2015 which have fixed and floating or adjustable interest rates:

(In Thousands)	Fixed-Rate	% (1)	Floating or Adjustable Rate	% (1)

Mortgage loans:
Single-family	$15,495	4%	$362,496	96%
Multi-family	5,682	2%	292,909	98%
Commercial real estate	9,852	11%	82,587	89%
Construction	—	—%	1,369	100%
Commercial business loans	426	74%	150	26%
Total loans held for investment, gross	$31,455	4%	$739,511	96%

(1) As a percentage of each category.

Scheduled contractual principal payments of loans do not reflect the actual life of such assets.  The average life of loans is generally substantially less than their contractual terms because of prepayments.  In addition, due-on-sale clauses generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property that secures the loan.  The average life of mortgage loans tends to increase, however, when current market interest rates are substantially higher than the interest rates on existing loans held for investment and, conversely, decrease when the interest rates on existing loans held for investment are substantially higher than current market interest rates, as borrowers are generally less inclined to refinance their loans when market rates increase and more inclined to refinance their loans when market rates decrease.

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2014, total single-family loans held for investment decreased to $378.0 million, or 48.4% of the total loans held for investment, from $404.3 million, or 53.1% of the total loans held for investment, at June 30, 2013.  The decrease in the single-family loans in fiscal 2014 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

The Bank’s residential mortgage loans are generally underwritten and documented in accordance with guidelines established by institutional loan buyers, Freddie Mac, Fannie Mae and the Federal Housing Administration (“FHA”) (collectively, “the secondary market”).  All conforming agency loans are generally underwritten and documented in accordance with the guidelines established by these secondary market purchasers, as well as the Department of Housing and Urban Development (“HUD”), FHA and the Veterans’ Administration (“VA”).  Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an institutional investor’s criteria).  Non-conforming loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The non-conforming loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices.  Given the recent market environment, PBM has expanded the production of FHA, VA, Freddie Mac and Fannie Mae loans.

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

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 80% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2014, home equity loans amounted to $6.0 million or 1.6% of single-family loans held for investment, as compared to $1.1 million or 0.3% of single-family loans held for investment at June 30, 2013.  Previously, the Bank offered secured lines of credit, which were generally secured by a second mortgage on the borrower’s primary residence up to 100% of the appraised value of the residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2014 and 2013, the outstanding balance of secured lines of credit was $1.0 million and $1.2 million, respectively.

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

As of June 30, 2014, the Bank had $169.6 million of interest-only single-family loans. The reset of interest rates on ARM loans, primarily interest-only single-family loans, to fully-amortizing status has not created a payment shock for most borrowers primarily because the majority of loans are repricing at 2.75% over six-month LIBOR, which has resulted in a lower interest rate than the borrower’s pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of weak economic conditions may increase the risk of delinquencies and defaults.  The higher delinquency levels experienced by the Bank in fiscal 2008 through 2011 was primarily due to high unemployment, the recent U.S. recession, weak economic conditions and the decline in real estate values, particularly in California.  It should be noted, however, that the delinquency level experienced since fiscal 2012 has improved, primarily due to an improvement in real estate markets and general economic conditions, as compared to the levels experienced in fiscal 2008 through 2011.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family ARM loans.  At June 30, 2014, the Bank had 31 loans with 50-year terms outstanding for $11.0 million, compared to 32 loans for $11.8 million at June 30, 2013.

As of June 30, 2014, the Bank had $23.3 million in negative amortization mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal), which consisted of $18.7 million of multi-family loans, $3.7 million of single-family loans and $856,000 of commercial real estate loans.  This compares to $33.3 million at June 30, 2013, which consisted of $24.4 million of multi-family loans, $5.1 million of single-family loans and $3.8 million of commercial real estate loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in a higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their properties or refinance their mortgages to pay off their mortgage obligation.

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

In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2014 and 2013, interest-only, first trust deed, ARM loans were $169.6 million and $187.3 million, or 21.8% and 24.6%, respectively, of the loans held for investment.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. The Bank originates an immaterial number of loans that do not meet the definition of a “qualified mortgage” (“QM”). To mitigate the risks involved with non-QM loans, the Bank has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.

The following table describes certain credit risk characteristics of the Bank’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2014:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted-Average FICO (2)	Weighted-Average LTV	Weighted-Average Seasoning (3)
Interest only	$169,550	734	72%	7.81 years
Stated income (4)	$176,488	731	68%	8.53 years
FICO less than or equal to 660	$13,175	643	65%	8.36 years
Over 30-year amortization	$15,589	733	65%	8.72 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $5.4 million of “interest only,” $8.4 million of “stated income,” $1.4 million of “FICO less than or equal to 660,” and $237,000 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Bank’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2014:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$2,094	8%	—%
Fully amortize between 1 year and 5 years	167,456	3%	—%
Total	$169,550	3%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Bank’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2014:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$173,082	4%	—%
Interest rate reset between 1 year and 5 years	3,406	24%	—%
Total	$176,488	4%	—%

(1) As a percentage of each category.  Also, the loan balances and percentages on this table may overlap with the table describing interest only single-family, first trust deed, mortgage loans held for investment.

A decline in real estate values subsequent to the time of origination of our real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Bank does not periodically update the LTV ratios on its loans held for investment by obtaining new appraisals or broker price opinions unless a specific loan has demonstrated deterioration or the Bank receives a loan modification request from a borrower.  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following table may (particularly for loans originated prior to 2010) be understated in comparison to the current LTV ratios as a result of the year of origination, the subsequent general decline in real estate values that may have occurred and the specific location of the individual properties. The Bank cannot quantify the current LTV ratios on its loans held for investment or quantify the impact of the decline in real estate values to the original LTV ratios on its loans held for investment by loan type, geography, or other subsets.

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD June 30, 2014	Total
Loan balance	$267,337	$49,765	$25,371	$911	$127	$1,315	$5,977	$7,932	$12,141	$370,876
Weighted average LTV (1)	67%	72%	75%	53%	71%	69%	55%	59%	63%	67%
Weighted average age (in years)	9.09	7.01	6.26	4.90	3.62	2.89	1.88	1.03	0.19	8.00
Weighted average FICO (2)	731	732	741	750	700	716	749	745	750	733
Number of loans	837	108	48	3	1	5	27	36	27	1,092
Geographic breakdown (%):
Inland Empire	30%	30%	27%	100%	100%	50%	19%	25%	22%	29%
Southern California (other than Inland Empire)	60%	38%	39%	—%	—%	50%	37%	34%	30%	54%
Other California	9%	30%	34%	—%	—%	—%	44%	41%	48%	16%
Other states	1%	2%	—%	—%	—%	—%	—%	—%	—%	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in single-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2014, multi-family mortgage loans were $301.2 million and commercial real estate loans were $96.8 million, or 38.6% and 12.4%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $262.3 million and commercial real estate loans of $92.5 million, or 34.4% and 12.1%, respectively, of loans held for investment at June 30, 2013.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2014 the Bank originated $140.0 million of multi-family and commercial real estate loans, all of which were underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $69.8 million and purchases of $12.8 million during fiscal 2013.  At June 30, 2014, the Bank had 409 multi-family and 105 commercial real estate loans in the loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2014, $251.2 million, or 83.4%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2014, the Bank had 55 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $137.2 million, of which one loan with a balance of $1.5 million, net of charge-offs, was in non-performing status.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  At June 30, 2014, the Bank had $3.1 million, net of charge-offs and collectively evaluated allowances, of non-performing multi-family loans and $2.4 million of non-performing commercial real estate loans.  At June 30, 2014, the Bank had no multi-family or commercial real estate loans which were past due 30 to 89 days.  Non-performing loans and delinquent loans may increase as a result of the general decline in Southern California real estate markets and poor general economic conditions.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2014:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$95,160	3%	—%	41%
Interest rate reset or mature between 1 year and 5 years	197,661	—%	—%	8%
Interest rate reset or mature after 5 years	8,390	—%	—%	50%
Total	$301,211	1%	—%	19%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2014:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$35,853	4%	—%	85%
Interest rate reset or mature between 1 year and 5 years	60,950	1%	—%	75%
Total	$96,803	2%	—%	78%

(1)	As a percentage of each category.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD June 30, 2014	Total
Loan balance	$79,115	$19,020	$5,825	$—	$—	$20,267	$31,740	$93,709	$51,535	$301,211
Weighted average LTV (1)	47%	55%	44%	—%	—%	58%	56%	59%	57%	55%
Weighted average debt coverage ratio (2)	1.41x	1.24x	1.46x	—x	—x	1.50x	1.72x	1.68x	1.67x	1.57x
Weighted average age (in years)	9.21	6.94	6.21	—	—	2.78	1.87	0.90	0.23	3.68
Weighted average FICO (2)	703	698	754	—	—	744	731	759	768	743
Number of loans	129	31	7	—	—	21	41	123	57	409

Geographic breakdown (%):
Inland Empire	18%	7%	24%	—%	—%	29%	13%	31%	12%	21%
Southern California (other than Inland Empire)	53%	90%	76%	—%	—%	57%	52%	45%	44%	52%
Other California	25%	3%	—%	—%	—%	14%	35%	24%	44%	26%
Other states	4%	—%	—%	—%	—%	—%	—%	—%	—%	1%
	100%	100%	100%	—%	—%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in multi-family real estate values (particularly for loans originated prior to 2010), the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD June 30, 2014	Total (3)(4)
Loan balance	$25,940	$11,213	$1,144	$7,207	$371	$778	$17,925	$21,363	$10,862	$96,803
Weighted average LTV (1)	46%	53%	45%	60%	58%	62%	53%	47%	47%	50%
Weighted average debt coverage ratio (2)	2.06x	1.40x	1.32x	1.29x	1.26x	1.47x	1.84x	1.80x	1.86x	1.79x
Weighted average age (in years)	9.18	7.06	6.34	5.01	4.10	2.52	1.74	0.91	0.32	4.32
Weighted average FICO (2)	698	732	766	722	704	770	751	756	768	738
Number of loans	32	9	3	2	2	1	16	26	14	105

Geographic breakdown (%):
Inland Empire	43%	48%	17%	100%	52%	—%	72%	35%	8%	47%
Southern California (other than Inland Empire)	57%	36%	83%	—%	48%	100%	28%	38%	76%	44%
Other California	—%	16%	—%	—%	—%	—%	—%	27%	16%	9%
Other states	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in commercial real estate values (particularly for loans originated prior to 2010), the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

(3)
Comprised of the following: $23.2 million in retail; $17.6 million in mixed use; $16.7 million in office; $12.5 million in mobile home park; $5.7 million in light industrial/manufacturing; $5.6 million in warehouse; $5.1 million in medical/dental office; $3.4 million in mini-storage; $3.4 million in restaurant/fast food; $1.7 million in hotel and motel; $1.5 million in automotive - non gasoline; and $387 in other.

(4)	Consists of $79.7 million or 82.3% in investment properties and $17.1 million or 17.7% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  During fiscal 2014 and 2013, the Bank originated a total of $2.9 million and $292,000 of construction loans, respectively. As of June 30, 2014 and 2013, the Bank has $2.9 million and $292,000 of construction loans, respectively, of which $1.1 million and $292,000, respectively, were undisbursed.

The composition of the Bank’s construction loan portfolio is as follows:

	At June 30,
	2014		2013
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$1,500	52.28%	$292	100.00%
Construction/permanent	1,369	47.72%	—	—%
	$2,869	100.00%	$292	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. Additionally, from time to time, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction. For additional information on lot loans, see “Other mortgage loans” below. The Bank provides construction financing for single-family, multi-family and commercial real estate properties. Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 75% of the appraised value of the completed property. The Bank does not allow interest reserves as part of the loan amount. The owner secures long-term permanent financing at the completion of construction.

The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Generally, significant presales are required prior to commencement of construction. Tract construction may include the building and financing of model homes under a separate loan. The terms for tract construction loans are generally 12 months with interest rates fixed at 2.0% above the prime lending rate. The Bank does not allow interest reserves as part of the loan amount. At June 30, 2014, there were no tract construction loans.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2014, there was one multi-family speculative construction loan of $1.5 million with no undisbursed funds.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2014, there was one single-family custom construction loan of $1.4 million, of which $1.1 million was undisbursed.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans. The Bank’s Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President - PBM and Vice President - Loan Administration, approves all construction loans over $1.0 million. Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro-forma data and assumptions on the project. In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder. The Bank obtains credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

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

Other mortgage loans.  There were no other mortgage loans at June 30, 2014 and 2013.  The Bank makes land loans from time to time, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  As of June 30, 2014, total loans serviced by other financial institutions were $12.0 million, down 21% from $15.1 million at June 30, 2013.  As of June 30, 2014, all loans serviced by others were performing according to their contractual agreements.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any loan participation interests in fiscal 2014 or 2013.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2014, commercial business loans were $1.2 million, or 0.2% of loans held for investment, a decrease of $450,000, or 27%, during fiscal 2014 from $1.7 million, or 0.2% of loans held for investment at June 30, 2013.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2014, the Bank had $92,000 of non-performing commercial business loans, net of allowances and charge-offs, down 29% from $130,000 at June 30, 2013.  During fiscal 2014, the Bank had net charge-offs of $9,000 on commercial business loans, as compared to no recoveries or charge-offs during fiscal 2013.

Consumer Loans.  At June 30, 2014, the Bank’s consumer loans were $306,000, or less than 0.1% of the Bank’s loans held for investment, a decrease of $131,000, or 30%, from $437,000, or 0.1% of the Bank's loans held for investment at June 30, 2013.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2014 and 2013 were $158,000 and $252,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no consumer loans accounted for on a non-performing basis at June 30, 2014 or 2013.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been primarily originating loans and, to a lesser extent, purchasing loans for sale to investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the California economy affect the number of loans originated by PBM and, thus, the amount of loan sales, gain on sale of loans, net interest income and loan fees earned.  The origination and purchase of loans, primarily fixed rate loans, during fiscal 2014, 2013 and 2012 were $1.99 billion, $3.51 billion and $2.52 billion, respectively.  The total loan origination volume in fiscal 2014 was lower than fiscal 2013 and 2012, primarily as a result of an increase in mortgage interest rates, which significantly curtailed the refinance market, although the mortgage rates were still relatively low by historical standards.  The relatively low mortgage rates were primarily a result of the actions taken by the U.S. Department of Treasury and Federal Reserve to stimulate growth in the economy from recessionary conditions.  Of the total PBM loan originations, loans originated and purchased for investment were $26.1 million, $11.0 million and $2.5 million in fiscal 2014, 2013 and 2012, respectively.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 627 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Accepted loans are funded and sold by the Bank.  Wholesale loans originated and purchased for sale in fiscal 2014, 2013 and 2012 were $983.2 million, $1.80 billion and $1.51 billion, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale originators, underwriters and processors.

PBM’s retail loan production operations utilize loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2014, PBM operated 14 stand-alone retail loan production offices in City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Redding, Riverside (3), Roseville, San Rafael, Santa Barbara and Westlake Village, California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank instead of the wholesale loan broker.  Retail loans originated and purchased for sale in fiscal 2014, 2013 and 2012 were $983.5 million, $1.70 billion and $1.01 billion, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing in new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale at June 30, 2014 and 2013 were $132.6 million and $255.6 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments. For additional information, see “Derivative Activities” below.

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination fees and costs for loans originated for sale are deferred until the related loans are sold.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale.  At June

30, 2014 and 2013, the Bank had $2.6 million and $2.1 million of unamortized deferred loan origination costs (net) in loans held for investment, respectively.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include loans insured by the FHA and VA as well as conventional loans.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by secondary market investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to investors.  The Bank also sells conforming whole loans to Fannie Mae and Freddie Mac. For additional information, see “Derivative Activities” below.

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2014	2013	2012

Loans originated and purchased for sale:
Retail originations	$984,378	$1,695,239	$1,005,499
Wholesale originations	983,244	1,801,292	1,511,138
Total loans originated and purchased for sale (1)	1,967,622	3,496,531	2,516,637

Loans sold:
Servicing released	(1,990,087)	(3,506,027)	(2,460,281)
Servicing retained	(9,189)	(16,331)	(13,121)
Total loans sold (2)	(1,999,276)	(3,522,358)	(2,473,402)

Loans originated for investment:
Mortgage loans:
Single-family	24,038	11,040	2,545
Multi-family	115,022	45,643	37,328
Commercial real estate	25,014	24,186	9,281
Construction	2,869	292	—
Commercial business loans	336	100	375
Consumer loans	—	—	13
Total loans originated for investment (3)	167,279	81,261	49,542

Loans purchased for investment:
Mortgage loans:
Single-family	707	—	—
Multi-family	—	12,849	8,218
Total loans purchased for investment (3)	707	12,849	8,218

Loan principal repayments	(147,815)	(144,428)	(130,951)
Real estate acquired in the settlement of loans	(4,810)	(10,976)	(24,113)
Increase (decrease) in other items, net (4)	10,870	(4,907)	9,256
Net decrease in loans held for investment and loans held for sale at fair value	$(5,423)	$(92,028)	$(44,813)

(1)	Includes PBM loans originated and purchased for sale during fiscal 2014, 2013 and 2012 totaling $1.97 billion, $3.50 billion and $2.52 billion, respectively.

(2)	Includes PBM loans sold during fiscal 2014, 2013 and 2012 totaling $2.00 billion, $3.52 billion and $2.47 billion, respectively.

(3)	Includes PBM loans originated and purchased for investment during fiscal 2014, 2013 and 2012 totaling $26.1 million, $11.0 million, and $2.5 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the credit enhancement or recourse amount to the Bank once the first four basis points is exhausted.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  The MPF program was discontinued by the FHLB - San Francisco on October 6, 2006.  As of June 30, 2014 and 2013, the Bank serviced $38.6 million and $52.1 million, respectively, of loans under this program and has established a recourse liability of $274,000 and $746,000, respectively.  In fiscal 2014, 2013 and 2012, a net recourse loss of $139,000, $194,000 and $439,000, respectively, was recognized under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2014, 2013 and 2012, the Bank repurchased $437,000, $1.4 million and $1.6 million of single-family mortgage loans, respectively.  However, additional repurchase requests were settled for an aggregate of $666,000, $5.6 million and $439,000 in fiscal 2014, 2013 and 2012, respectively, that did not result in the repurchase of the loan itself. The repurchase settlement in fiscal 2013 was due primarily to a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor.

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

Under mandatory loan sale commitments, usually with Fannie Mae, Freddie Mac or other investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period.  These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans.  The mandatory loan sale commitments protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale.  The amount of and delivery date of the loan sale commitments are based upon management’s estimates as to the volume of loans that will close and the length of the origination commitments.  The mandatory loan sale commitments do not provide complete interest-rate protection, however, because of the possibility of loans which may not fund during the origination process.  Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses.  If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the commitments at current market prices.  Similarly, if the Bank has too many loans to deliver, the Bank must execute additional loan sale commitments at current market prices, which may be unfavorable to the Bank.  Generally, the Bank seeks to maintain loan sale commitments equal to the funded loans held for sale at fair value, plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout.  The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank.

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

At June 30, 2014 and 2013, the Bank had put option contracts outstanding with a notional value of $10.0 million at both dates.  At June 30, 2014 and 2013, the Bank had outstanding mandatory loan sale commitments of $35.0 million and $48.9 million, respectively; outstanding TBA MBS trades of $223.0 million and $362.0 million, respectively; outstanding best-efforts loan sale commitments of $18.1 million and $29.8 million, respectively; and commitments to originate loans to be held for sale of $132.6 million and $255.6 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  Additionally, as of June 30, 2014 and 2013, the Bank’s loans held for sale at fair value were $158.9 million and $188.1 million, respectively, which were also covered by the loan sale commitments described above.  For fiscal 2014 and 2013, respectively, the Bank had a net gain of $2.5 million and a net loss $(8.0) million, respectively, attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities and the fair-value adjustment on loans held for sale.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2014, the Bank was servicing $82.7 million of loans for others, a decline from $92.2 million at June 30, 2013.  The decrease was primarily attributable to loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2014 and 2013, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 38.24% and 24.90%, respectively, and a weighted-average discount rate of 9.14% and 9.11%, respectively.  The required impairment reserve against servicing assets at June 30, 2014 and 2013 was $259,000 and $200,000, respectively.  In aggregate, servicing assets had a carrying value of $295,000 and a fair value of $357,000 at June 30, 2014, compared to a carrying value of $334,000 and a fair value of $395,000 at June 30, 2013.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $62,000, gross unrealized gains of $61,000 and an amortized cost of $1,000 at June 30, 2014, compared to a fair value of $98,000, gross unrealized gains of $96,000 and an amortized cost of $2,000 at June 30, 2013.

Delinquencies and Classified Assets

Delinquent Loans.  When a mortgage loan borrower fails to make a required payment when due, the Bank initiates collection procedures.  In most cases, delinquencies are cured promptly; however, if by the 120th day for single-family loans or the 90th day for other loans of delinquency, or sooner if the borrower is chronically delinquent, and after all reasonable means of obtaining the payment have been exhausted, foreclosure proceedings, according to the terms of the security instrument and applicable law, are initiated.  Interest income is reduced by the full amount of accrued and uncollected interest on such loans.

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any:

	At June 30,
	2014				2013				2012
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
(Dollars In Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Mortgage loans:
Single-family	2	$322	35	$11,547	2	$362	50	$15,573	2	$613	87	$34,566
Multi-family	—	—	7	3,447	—	—	7	5,077	—	—	4	1,806
Commercial real estate	—	—	6	2,352	—	—	8	4,572	—	—	6	3,820
Other	—	—	—	—	—	—	—	—	—	—	1	522
Commercial business loans	—	—	2	138	—	—	5	189	—	—	6	246
Consumer loans	—	—	—	—	2	1	—	—	5	3	—	—
Total	2	$322	50	$17,484	4	$363	70	$25,411	7	$616	104	$40,960

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2014	2013	2012	2011	2010

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$7,442	$8,129	$17,095	$16,705	$30,129
Multi-family	1,333	1,236	967	1,463	3,945
Commercial real estate	1,552	3,218	764	560	725
Construction	—	—	—	—	350
Commercial business loans	—	7	7	—	—
Consumer loans	—	—	—	—	1
Total	10,327	12,590	18,833	18,728	35,150

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	2,957	5,094	11,995	15,133	19,522
Multi-family	1,760	2,521	490	490	2,541
Commercial real estate	800	1,354	2,483	1,660	1,003
Other	—	—	522	972	—
Commercial business loans	92	123	165	143	567
Total	5,609	9,092	15,655	18,398	23,633

Total non-performing loans	15,936	21,682	34,488	37,126	58,783

Real estate owned, net	2,467	2,296	5,489	8,329	14,667
Total non-performing assets	$18,403	$23,978	$39,977	$45,455	$73,450

Restructured loans on accrual status:
Mortgage loans:
Single-family	$343	$434	$6,148	$15,589	$33,212
Multi-family	—	—	3,266	3,665	—
Commercial real estate	—	—	—	1,142	1,832
Other	—	—	—	237	1,292
Commercial business loans	—	—	33	125	—
Total	$343	$434	$9,447	$20,758	$36,336

Non-performing loans as a percentage of loans held for investment, net	2.06%	2.90%	4.33%	4.21%	5.84%

Non-performing loans as a percentage of total assets	1.44%	1.79%	2.74%	2.83%	4.20%

Non-performing assets as a percentage of total assets	1.66%	1.98%	3.17%	3.46%	5.25%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of June 30, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD June 30, 2014	Total
Mortgage loans:
Single-family	$6,108	$2,178	$1,678	$—	$—	$—	$—	$435	$—	$10,399
Multi-family	2,919	174	—	—	—	—	—	—	—	3,093
Commercial real estate	2,352	—	—	—	—	—	—	—	—	2,352
Commercial business loans	—	—	—	92	—	—	—	—	—	92
Total	$11,379	$2,352	$1,678	$92	$—	$—	$—	$435	$—	$15,936

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of June 30, 2014:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$4,243	$5,381	$775	$—	$10,399
Multi-family	425	—	2,255	413	3,093
Commercial real estate	1,776	576	—	—	2,352
Commercial business loans	11	81	—	—	92
Total	$6,455	$6,038	$3,030	$413	$15,936

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At June 30, 2014		At June 30, 2013
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$2,140	10	$3,111	11
Multi-family	7,256	4	2,485	3
Commercial real estate	—	—	1,296	3
Commercial business loans	22	1	25	1
Total special mention loans	9,418	15	6,917	18

Substandard loans:
Mortgage loans:
Single-family	11,096	38	13,299	51
Multi-family	8,471	13	15,222	15
Commercial real estate	6,349	9	9,116	12
Commercial business loans	92	2	130	5
Total substandard loans	26,008	62	37,767	83

Total classified loans	35,426	77	44,684	101

Real estate owned:
Single-family	494	2	2,287	7
Commercial real estate	1,973	2	—	1
Other	—	—	9	2
Total real estate owned	2,467	4	2,296	10

Total classified assets	$37,893	81	$46,980	111

The Bank assesses loans individually and classifies the loans as substandard non-performing when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, collateral value, the financial condition of the borrower and current economic conditions. The Bank measures each non-performing loan based on Accounting Standards Codification (“ASC”) 310, “Receivables,” establishes a collectively evaluated or individually evaluated allowance and charges off those loans or portions of loans deemed uncollectible.

During the fiscal year ended June 30, 2014,  there was one loan for $221,000 that was newly modified, was re-underwritten at current market interest rates and was identified in the Bank’s asset quality reports as a restructured loan.  This compares to no loans that were newly modified from their original terms during fiscal 2013.  As of June 30, 2014, the outstanding balance of restructured loans were $6.0 million, comprised of 17 loans.  These restructured loans are classified as follows: one loan is classified as special mention and remains on accrual status ($343,000) and 16 loans are classified as substandard on non-performing status ($5.6 million).  As of June 30, 2014, 62%, or $3.7 million of the restructured loans have a current payment status.  The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.

The following table shows the restructured loans by type, net of allowance for loan losses, at June 30, 2014 and 2013:

(In Thousands)	June 30, 2014
	Recorded Investment	Allowance For Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$994	$(248)	$746
Without a related allowance (2)	2,554	—	2,554
Total single-family loans	3,548	(248)	3,300

Multi-family:
Without a related allowance (2)	1,760	—	1,760
Total multi-family loans	1,760	—	1,760

Commercial real estate:
Without a related allowance (2)	800	—	800
Total commercial real estate loans	800	—	800

Commercial business loans:
With a related allowance	138	(46)	92
Total commercial business loans	138	(46)	92
Total restructured loans	$6,246	$(294)	$5,952

(1)	Consists of collectively and individually evaluated allowances.

(2)	There was no related allowances for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance For Loan Losses (1)	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$3,774	$(795)	$2,979
Without a related allowance (2)	2,549	—	2,549
Total single-family loans	6,323	(795)	5,528

Multi-family:
With a related allowance	3,266	(1,006)	2,260
Without a related allowance (2)	261	—	261
Total multi-family loans	3,527	(1,006)	2,521

Commercial real estate:
Without a related allowance (2)	1,354	—	1,354
Total commercial real estate loans	1,354	—	1,354

Commercial business loans:
With a related allowance	180	(57)	123
Total commercial business loans	180	(57)	123
Total restructured loans	$11,384	$(1,858)	$9,526

(1)	Consists of collectively and individually evaluated allowances.

(2)	There was no related allowances for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

As of June 30, 2014, total non-performing assets were $18.4 million, or 1.66% of total assets, which was primarily comprised of: 35 single-family loans ($10.4 million); seven multi-family loans ($3.1 million); six commercial real estate loans ($2.4 million); two commercial business loans ($92,000); and real estate owned comprised of two single-family properties ($494,000) and two commercial real estate properties ($2.0 million, one of which is fully reserved).  As of June 30, 2014, 48%, or $7.6 million of non-performing loans had a current payment status, primarily restructured loans. This compares to total non-performing assets of $24.0 million, or 1.98% of total assets, of which $12.0 million, or 55%, of non-performing loans had a current payment status at June 30, 2013.

Foregone interest income, which would have been recorded for the fiscal years ended June 30, 2014 and 2013 had the non-performing loans been current in accordance with their original terms, amounted to $800,000 and $878,000, respectively, and was not included in the results of operations for the fiscal years ended June 30, 2014 and 2013.

Other Loans of Concern. As of June 30, 2014, $9.4 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms. Of these loans, $7.3 million were multi-family mortgage loans, $2.1 million were single-family mortgage loans and $22,000 were commercial business loans.  As of June 30, 2013, $6.9 million of loans which were not disclosed as non-performing loans were classified by the Bank as special mention for the same reasons.

In addition, as of June 30, 2014, $10.1 million of loans which were not disclosed as non-performing loans were classified as substandard because the loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected but they are performing in accordance with the loan contractual agreements. Of these loans, $5.7 million were multi-family mortgage loans, $4.0 million were commercial real estate loans and $697,000 were single-family mortgage loans.  As of June 30, 2013, $16.1 million of loans which were not disclosed as non-performing loans were classified by the Bank as substandard for the same reasons.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance, net of deferred fees/costs, escrow balances and foreclosure costs, or its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2014, the real estate owned balance was $2.5 million (four properties), consisting of two single-family residences and two commercial real estate properties located in Southern California, compared to $2.3 million (10 properties) at June 30, 2013, consisting primarily of single-family residences located in Southern California.  In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

The aggregate amounts of the Bank’s classified assets, including loans classified by the Bank as special mention, were as follows at the dates indicated:

	At June 30,
(Dollars In Thousands)	2014	2013

Special mention loans	$9,418	$6,917
Substandard loans	26,008	37,767
Total classified loans	35,426	44,684

Real estate owned, net	2,467	2,296
Total classified assets	$37,893	$46,980

Total classified assets as a percentage of total assets	3.43%	3.88%

Classified assets decreased at June 30, 2014 from the June 30, 2013 level primarily due to loan classification upgrades, particularly those restructured loans with satisfactory contractual payments for at least six consecutive months; disposition of real estate owned properties and a general improvement in the real estate market, resulting in fewer delinquent loans.  The classified assets are primarily located in Southern California.

As set forth below, loans classified as substandard and special mention as of June 30, 2014 were comprised of 77 loans totaling $35.4 million.

(Dollars In Thousands)	Number of Loans	Special Mention	Substandard	Total

Mortgage loans:
Single-family	48	$2,140	$11,096	$13,236
Multi-family	17	7,256	8,471	15,727
Commercial real estate	9	—	6,349	6,349
Commercial business loans	3	22	92	114
Total	77	$9,418	$26,008	$35,426

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

In compliance with the regulatory reporting requirements of the OCC, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying Accounting Standards Codification (“ASC”) 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value and if the fair value is higher than the loan balance, no allowance is required.

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

At June 30, 2014, the Bank had an allowance for loan losses of $9.7 million, or 1.25% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2013 of $14.9 million, or 1.96% of gross loans held for investment.  A $3.4 million recovery from the allowance for loan losses was recorded in fiscal 2014, compared to a $1.5 million recovery from the allowance for loan losses in fiscal 2013.  Although management believes the best information available is used to make such (recovery) provision, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

	Year Ended June 30,
(Dollars In Thousands)	2014	2013	2012	2011	2010

Allowance at beginning of period	$14,935	$21,483	$30,482	$43,501	$45,445
(Recovery) provision for loan losses	(3,380)	(1,499)	5,777	5,465	21,843
Recoveries:
Mortgage Loans:
Single-family	562	754	347	1	442
Multi-family	345	6	—	—	—
Commercial real estate	—	—	—	—	192
Construction	20	—	28	—	69
Commercial business loans	—	—	—	25	14
Consumer loans	2	2	—	1	—
Total recoveries	929	762	375	27	717

Charge-offs:
Mortgage loans:
Single-family	(965)	(5,136)	(13,869)	(17,996)	(20,937)
Multi-family	(1,762)	(244)	(541)	(205)	(597)
Commercial real estate	—	(265)	(49)	—	(455)
Construction	—	—	—	(298)	(1,597)
Other	—	(159)	(400)	—	—
Commercial business loans	(9)	—	(261)	—	(907)
Consumer loans	(4)	(7)	(31)	(12)	(11)
Total charge-offs	(2,740)	(5,811)	(15,151)	(18,511)	(24,504)

Net charge-offs	(1,811)	(5,049)	(14,776)	(18,484)	(23,787)
Allowance at end of period	$9,744	$14,935	$21,483	$30,482	$43,501

Allowance for loan losses as a percentage of gross loans held for investment	1.25%	1.96%	2.63%	3.34%	4.14%

Net charge-offs as a percentage of average loans receivable, net, during the period	0.21%	0.51%	1.38%	1.67%	1.96%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	55.73%	58.77%	52.45%	59.49%	56.78%

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

	At June 30,
	2014		2013		2012		2011		2010
(Dollars In Thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Mortgage loans:
Single-family	$5,476	48.43%	$9,062	53.09%	$15,933	53.79%	$24,215	54.34%	$35,708	55.73%
Multi-family	3,142	38.60	4,689	34.45	3,551	34.07	3,391	33.52	4,957	32.83
Commercial real estate	989	12.40	1,053	12.14	1,810	11.67	2,027	11.39	2,064	10.54
Construction	35	0.37	—	0.04	—	—	—	—	50	0.04
Other	—	—	—	—	7	0.09	325	0.17	89	0.15
Commercial business loans	92	0.16	119	0.22	169	0.32	508	0.50	613	0.63
Consumer loans	10	0.04	12	0.06	13	0.06	16	0.08	20	0.08
Total allowance for loan losses	$9,744	100.00%	$14,935	100.00%	$21,483	100.00%	$30,482	100.00%	$43,501	100.00%

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

At June 30, 2014, the Bank’s investment securities portfolio was $17.1 million, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as held to maturity and available for sale.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2014			2013			2012
(Dollars In Thousands)	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent

Held to maturity securities:
Certificates of deposits	$800	$800	4.67%	$—	$—	—%	$—	$—	—%
Total investment securities - held to maturity	$800	$800	4.67%	$—	$—	—%	$—	$—	—%

Available for sale securities:
U.S. government agency MBS (1)	$8,772	$9,109	53.12%	$10,361	$10,816	55.44%	$11,854	$12,314	53.78%
U.S. government sponsored enterprise MBS (1)	6,128	6,385	37.24	7,255	7,675	39.34	8,850	9,342	40.80
Private issue CMO (2)	841	853	4.97	1,036	1,019	5.22	1,243	1,242	5.42
Total investment securities - available for sale	$15,741	$16,347	95.33%	$18,652	$19,510	100.00%	$21,947	$22,898	100.00%
Total investment securities	$16,541	$17,147	100.00%	$18,652	$19,510	100.00%	$21,947	$22,898	100.00%

(1)	Mortgage-backed securities (“MBS”)

(2)	Collateralized mortgage obligations (“CMO”)

As of June 30, 2014, the Bank held no investments in unrealized loss position and had no other than temporary impairment.

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2014:

	Due in One Year or Less		Due After One to Five Years		Due After Five to Ten Years		Due After Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
Certificates of deposits	$800	0.50%	$—	—%	$—	—%	$—	—%	$800	0.50%
Total investment securities held to maturity	$800	0.50%	$—	—%	$—	—%	$—	—%	$800	0.50%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$9,109	1.65%	$9,109	1.65%
U.S. government sponsored enterprise MBS	—	—%	—	—%	—	—%	6,385	2.35%	6,385	2.35%
Private issue CMO	—	—%	—	—%	—	—%	853	2.40%	853	2.40%
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$16,347	1.96%	$16,347	1.96%
Total investment securities	$800	0.50%	$—	—%	$—	—%	$16,347	1.96%	$17,147	1.89%

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

The Bank generally offers time deposits for terms not exceeding five years.  As illustrated in the following table, time deposits represented 41% of the Bank’s deposit portfolio at June 30, 2014, compared to 44% at June 30, 2013. As of June 30, 2014, total brokered deposits were $3.0 million with a weighted average interest rate of 3.76% and remaining maturities between one and five years.  At June 30, 2013, total brokered deposits were $4.7 million with a weighted average interest rate of 3.57% and remaining maturities between one and six years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2014:

Weighted Average Interest Rate	Term	Deposit Account Type	Minimum Amount	Balance (In Thousands)	Percentage of Total Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$58,654	6.53%
0.14%	N/A	Checking accounts – interest-bearing	$—	202,769	22.58
0.26%	N/A	Savings accounts	$10	239,429	26.67
0.36%	N/A	Money market accounts	$—	26,125	2.91

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	23	—
0.13%	31 to 90 days	Fixed-term, fixed rate	$1,000	6,139	0.68
0.14%	91 to 180 days	Fixed-term, fixed rate	$1,000	10,377	1.16
0.23%	181 to 365 days	Fixed-term, fixed rate	$1,000	48,314	5.38
0.74%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	143,269	15.96
0.99%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	29,147	3.25
1.84%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	130,537	14.54
3.71%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	3,087	0.34
0.56%				$897,870	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2014:

Maturity Period	Amount
(Dollars In Thousands)
Three months or less	$28,633
Over three to six months	23,657
Over six to twelve months	32,902
Over twelve months	100,806
Total	$185,998

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2014			2013
(Dollars In Thousands)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

Checking accounts – non interest-bearing	$58,654	6.53%	$819	$57,835	6.27%	$2,147
Checking accounts – interest-bearing	202,769	22.58	(4,015)	206,784	22.40	2,260
Savings accounts	239,429	26.67	9,650	229,779	24.89	3,728
Money market accounts	26,125	2.91	(274)	26,399	2.86	(2,983)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	173,519	19.32	(82,075)	255,594	27.69	31,898
Over one to two years	104,042	11.59	10,123	93,919	10.18	(68,249)
Over two to five years	93,177	10.38	42,044	51,133	5.54	(7,151)
Over five years	155	0.02	(1,412)	1,567	0.17	(51)
Total	$897,870	100.00%	$(25,140)	$923,010	100.00%	$(38,401)

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2014	2013	2012

Below 1.00%	$204,788	$192,236	$165,903
1.00 to 1.99%	120,709	131,140	189,175
2.00 to 2.99%	27,671	28,866	33,112
3.00 to 3.99%	17,725	38,695	44,014
4.00 to 4.99%	—	11,276	13,562
Total	$370,893	$402,213	$445,766

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2014 differentiated by interest rates and maturity:

(Dollars In Thousands)	One Year or Less	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Four Years	Total

Below 1.00%	$132,689	$65,552	$6,430	$116	$1	$204,788
1.00 to 1.99%	10,658	28,185	44,141	8,559	29,166	120,709
2.00 to 2.99%	15,669	8,805	2,134	86	977	27,671
3.00 to 3.99%	14,503	1,500	—	—	1,722	17,725
Total	$173,519	$104,042	$52,705	$8,761	$31,866	$370,893

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2014	2013	2012

Beginning balance	$923,010	$961,411	$945,767

Net (withdrawals) deposits before interest credited	(30,635)	(44,986)	7,229
Interest credited	5,495	6,585	8,415
Net (decrease) increase in deposits	(25,140)	(38,401)	15,644

Ending balance	$897,870	$923,010	$961,411

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2014 and 2013, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $727.4 million at June 30, 2014 as compared to $685.4 million at June 30, 2013.  In addition, the Bank pledged investment securities totaling $833,000 at June 30, 2014 as compared to $1.0 million at June 30, 2013 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2014 and 2013, the Bank had $41.4 million and $106.5 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 3.18% and 3.55%, respectively.  At June 30, 2014, the outstanding borrowings mature between 2017 and 2021 with a weighted average maturity of 66 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2014 and 2013 was $5.0 million and $7.5 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both dates. For additional information, see Note 8 to the Corporation's audited financial statements included in Item 8 of this Form 10-K. As of June 30, 2014 and 2013, the remaining financing availability was $344.8 million and $310.9 million, respectively, with remaining available collateral of $537.8 million and $369.4 million, respectively. In addition, as of June 30, 2014 and 2013, the Bank had secured a discount window facility of $14.4 million and $17.2 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $15.2 million and $18.1 million, respectively.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the year indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2014	2013	2012

Balance outstanding at the end of period:
FHLB – San Francisco advances	$41,431	$106,491	$126,546

Weighted average rate at the end of period:
FHLB – San Francisco advances	3.18%	3.55%	3.53%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$81,486	$126,542	$216,577

Average short-term borrowings during the period with respect to (1):
FHLB – San Francisco advances	$13,333	$61,667	$57,500

Weighted average short-term borrowing rate during the period with respect to (1):
FHLB – San Francisco advances	3.14%	3.87%	3.54%

(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $7.1 million with no excess investment at June 30, 2014, as compared to the required investment of $8.7 million and an excess investment of $6.6 million at June 30, 2013.  During fiscal 2014 and 2013, the Bank received a partial redemption of the excess FHLB – San Francisco stock of $8.2 million and $7.0 million, respectively.  Also in fiscal 2014, 2013 and 2012, the Bank received cash dividends on the FHLB – San Francisco stock of $793,000, $438,000 and $99,000, respectively.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2014 and 2013.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2014 and 2013, the Bank’s investment in its subsidiaries was $88,000 and $98,000, respectively.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the Corporation’s and the Bank’s operations.  In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OCC, FDIC, Federal Reserve Board, the Securities and Exchange Commission ("SEC") and the Consumer Financial Protection Bureau ("CFPB"), as appropriate.  Any such legislation or regulatory changes could adversely affect the operations and financial condition of the Corporation and the Bank and no prediction can be made as to whether any such changes may occur.

The Dodd-Frank Act, which was enacted in July 2010, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB with respect to our compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Corporation, the Bank and the financial services industry more generally.

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank's relationship with its depositors and borrowers is regulated by federal consumer protection laws, and the CFPB issues regulations under those laws, which must be complied with by the Bank. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.  Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board, its primary regulator.  The Corporation is also subject to the rules and regulations of the SEC under the federal securities laws.  For additional information, see “Savings and Loan Holding Company Regulations” below in this Form 10-K.

Federal Regulation of Savings Institutions

Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The OCC also has extensive enforcement authority over all federally chartered savings institutions, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required by law.

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

All savings institutions must pay assessments to the OCC, to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC annual assessment for the fiscal years ended June 30, 2014, 2013 and 2012 were $270,000, $279,000 and $283,000 respectively.

Federal law provides that federally chartered savings institutions are generally subject to the national bank limit on loans to one borrower.  A federally chartered savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  The Bank’s limit on loans to one borrower or group of related borrowers was $22.3 million and $26.1 million, at June 30, 2014 and 2013, respectively.  At June 30, 2014, the Bank’s largest lending relationship to a single borrower or group of borrowers was a $6.0 million commercial real estate loan ,which was performing according to its original payment terms.

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

The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act of 2001. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2014 and 2013, the Bank had $41.4 million and $106.5 million of outstanding advances, respectively, from the FHLB – San Francisco under an available credit facility of $393.8 million and $427.5 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2014 and 2013, the Bank held $7.1 million and $8.7 million, respectively, which was in compliance with the requirement.  In fiscal 2014 and 2013, the FHLB – San Francisco redeemed $8.2 million and $7.0 million of the Bank's excess capital stock, respectively.  In fiscal 2014, 2013 and 2012, the FHLB – San Francisco distributed $793,000, $438,000 and $99,000 of cash dividends, respectively, to the Bank.  There is no guarantee that the FHLB – San Francisco will maintain its cash dividend and partial redemption of excess stock held by its members.

Under federal law, the FHLB is required to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.  These contributions have in the past adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions also could have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank’s capital.

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Deposits are insured up to $250,000 per account owner by the FDIC, backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance. The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act of 2001. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits. In 2011, the FDIC published a final rule under the Dodd-Frank Act, which specifies that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. The FDIC assessment rates range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from one basis point to 38 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from a half basis point to 35 basis points (in each case subject to adjustments as described above. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  This payment is established quarterly and during the year ending March 31, 2014 averaged 6.69 basis points (annualized) of assessable assets. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  As of June 30, 2014 and 2013, the Bank maintained 96.05% and 102.21%, respectively, of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Current Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital. These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% tier 1 risk-based capital standard. The OCC regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. At June 30, 2014, the Bank met each of these capital requirements and had a leverage ratio of 12.5%, a Tier 1 capital ratio of 18.7% and a total capital ratio of 20.0%, all of which exceeded mandated levels and qualified the Bank as well-capitalized under the prompt corrective action standards. For additional information regarding the capital levels of the Bank, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The risk-based capital standard requires federal savings institutions to maintain tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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
New Capital Rules. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.
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
The Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We believe that the Bank meets all of these new requirements, including the fully implemented 2.5% capital conservation buffer, and would remain well-capitalized, if these new requirements had been effect on that date.
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

Other Consumer Protection Laws and Regulations.  The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the GLBA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (more commonly known as the USA Patriot Act), the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

The Corporation currently is not subject to any minimum regulatory capital requirements. However, beginning in 2015, it will be subject to regulatory capital requirements adopted by the Federal Reserve Board, which generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit the ability of the Corporation to pay dividends to its stockholders or repurchase its shares. For a description of these new capital regulations, see “Federal Regulation of Savings Institutions - New Proposed Capital Rules” above in this Form 10-K.

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

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to the restrictions applicable to bank holding companies.  For additional information, see “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” in this Form 10-K.

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

Acquisition of the Company. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act. The term “company” includes corporations, partnerships, associations, and certain trusts and other entities. “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of more than 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding 10% or more of a class of voting securities if the institution has a class of registered securities, as the Corporation has. Control may be direct or indirect and may occur through acting in concert with one or more other persons. In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company. A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.
Accordingly, the prior approval of the Federal Reserve Board would be required:

•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of the Corporation; and

•	before any other company could acquire 25% or more of the common stock of the Corporation, and may be required for an acquisition of as little as 10% of such stock.

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations and requirements for prior regulatory approval by the Federal Reserve in the case of control of a savings and loan holding company or by the OCC in the case of control of a savings association not obtained through control of a holding company of such savings association.

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

Dividends and Stock Repurchases.  The Federal Reserve policy statement on the payment of cash dividends applicable to savings and loan holding companies provides that although there are no specific regulations restricting dividend payments other than state corporate laws, a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that the Company will become subject to and that are discussed above under “- Regulation and Supervision of the Bank - New Capital Rules.” In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2014, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2014, the Bank declared and paid $27.5 million of cash dividends to the Corporation while the Corporation declared and paid $4.0 million of cash dividends to shareholders.

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

Tax Effect from Stock-Based Compensation.  During fiscal 2014, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors, while 49,500 options to purchase shares of the Corporation’s common stock were exercised as non-qualified stock options during fiscal 2014.  As a result, there was a $78,000 federal tax benefit effect from stock-based compensation in fiscal 2014.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010.  Tax years subsequent to 2011 remain subject to federal examination, while the California state tax returns for years subsequent to 2010 are subject to examination by state taxing authorities.

In the quarter ended June 30, 2012, the Corporation recorded an $825,000 tax liability as a result of a prior period adjustment for fiscal 2009 and an $825,000 charge against retained earnings in stockholders’ equity, pursuant to ASC 740-10: “Income Taxes.”  The liability was established as a result of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability. The understatement was the result of the early recognition of taxable income in closed tax years that should have been recognized in open tax years.  The liability was established against the deferred tax asset created (or understated deferred tax liability) by the early recognition of taxable income, since the early recognition could be argued by the Internal Revenue Service to not relieve the Corporation of once again recognizing that same taxable income in the appropriate subsequent open tax years. The prior period adjustment was presented as a reduction in other assets and retained earnings.  The Corporation filed a request for accounting method change with federal tax authorities to effectively recover the overpayment of taxes or eliminate any potential duplicate recognition.  In August 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change.  As a result, the Corporation reversed the $825,000 tax liability in the quarter ending September 30, 2012, the same quarter in which the tax authorities granted the Corporation’s request.

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2014 and 2013, the Corporation’s net state tax rate was 7.0% and 7.0%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  During fiscal 2014, the California Franchise Tax Board has completed their review of fiscal years 2010 and 2009; and the Corporation paid an additional $36,000 for fiscal 2010 income taxes.  There was a $25,000 state tax benefit effect from stock-based compensation in fiscal 2014, as described above in the section entitled "Federal Taxation ."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  In fiscal 2014, 2013 and 2012, the Corporation paid annual franchise taxes of $180,000 for each year.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age (1)	Corporation	Bank

Craig G. Blunden	66	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Richard L. Gale	63	—	Senior Vice President
			Provident Bank Mortgage

Donavon P. Ternes	54	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	55	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	48	—	Senior Vice President
			Retail Banking

(1)	As of June 30, 2014.

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

Gwendolyn L. Wertz joined the Bank as Senior Vice President of Retail Banking on February 3, 2014.  Prior to joining the Bank, Ms. Wertz was with CommerceWest Bank where she was responsible for the management of commercial banking activities, treasury management and specialty banking. Prior to that she was with Opportunity Bank, N.A. where she was responsible for the commercial treasury sales and service team. Ms. Wertz has more than 25 years of experience with financial institutions including the last 10 years in senior management roles. Her experience includes depository growth initiatives, operations, compliance, and deposit acquisition management.

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

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

As of June 30, 2014, approximately 80% of our real estate loans were secured by collateral and made to borrowers located in Southern California. Adverse economic conditions in Southern California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and previous strains in the financial and housing markets had resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

▪	an increase in loan delinquencies, problem assets and foreclosures;

▪	the slowing of sales of foreclosed assets;

▪	a decline in demand for our products and services;

▪	a decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans; and

▪	a decrease in the amount of our low cost or non interest-bearing deposits.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2014, $378.0 million, or 48.4% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values since their high levels in 2006 as a result of the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans. Economic weakness and the associated elevated unemployment rates, may result in relatively high loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in our deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

During the fiscal years ended June 30, 2014 and 2013, we originated $1.99 billion and $3.51 billion, respectively, in single-family residential loans. We historically sell the vast majority of the single-family residential loans we originate and purchase and retain the remaining single-family residential loans as held for investment. As a result of our current focus on managing our asset quality, single-family loans originated and purchased for investment were $24.7 million and $11.0 million during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines. In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan. Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC). Including these low FICO score loans, as of June 30, 2014, our single-family residential borrowers had a weighted average FICO score of 733 at the time of loan origination.

As of June 30, 2014, these non-traditional loans totaled $271.3 million, comprising 72.0% of total single-family residential loans held for investment and 34.8% of total loans held for investment. At that date, interest-only loans totaled $169.6 million, stated income loans totaled $176.5 million, negative amortization loans totaled $3.7 million, more than 30-year amortization loans totaled $15.6 million, and low FICO score loans totaled $13.2 million (the outstanding balances described may overlap more than one category). In the case of interest-only loans, a borrower's monthly payment is subject to change when the loan converts to fully-amortizing status. Of the $169.6 million of interest-only loans, $2.1 million begin to fully amortize within one year and $167.5 million begin to fully amortize after one to five years. Since the borrower's monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion. Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-amortizing status. At June 30, 2014, $5.4 million of our interest-only single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan. The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment. At June 30, 2014, $8.4 million of our stated income single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations. At June 30, 2014, $237,000 of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments from the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation. As of June 30, 2014, the Bank had $3.7 million of single-family loans which permitted negative amortization as compared to $5.1 million of single-family loans at June 30, 2013.

High loan-to-value ratios on a significant portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage for a combined loan-to-value ratio of up to 100% or because of the decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2014, we had $398.0 million or 51.0% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment. In addition, as of June 30, 2014, the Bank had $19.6 million in negative amortization multi-family and commercial real estate mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $28.3 million at June 30, 2013. Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.

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

For the fiscal years ended June 30, 2014 and 2013 we recorded a recovery from the allowance for loan losses of $3.4 million and $1.5 million, respectively. We also recorded net loan charge-offs of $1.8 million and $5.0 million for the fiscal years ended June 30, 2014 and 2013, respectively. Improved conditions in the general economy and our markets have been a significant contributing factor to decreased levels of loan delinquencies and non-performing assets during the past four fiscal years. Single-family residential loans and properties represented 59.2% of our non-performing assets at June 30, 2014. At June 30, 2014, our total non-performing assets had decreased to $18.4 million compared to $24.0 million at June 30, 2013 and $40.0 million at June 30, 2012. Our allowance for loan losses was $9.7 million, or 1.25% of gross loans held for investment and 55.73% of non-performing loans at June 30, 2014.

Further, our single-family residential loan portfolio, which comprised 48.4% of our total loan portfolio at June 30, 2014, is concentrated in non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. For additional information, see “Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above.

If general economic conditions decline, we will likely experience elevated delinquencies and credit losses. As a result, we may be required to increase our provision for loan losses and to charge-off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We may experience continuing variation in our operating results.

We reported net income of $6.6 million, $25.8 million and $10.8 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Several factors affecting our business can cause significant variations in our quarterly and annual results of operations. In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans. If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

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

At June 30, 2014, 2013 and 2012, our non-performing assets (which consist of non-accrual loans and real estate owned (“REO”) were $18.4 million, $24.0 million and $40.0 million, respectively, or 1.7%, 2.0% and 3.2% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

▪
we record interest income only on a cash basis for non-accrual loans except for non-performing loans under the cost recovery method where interest is applied to the principal of the loan as a recovery of the charge-offs and we do not record interest income for REO;

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

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We also had $343,000 in performing restructured loans at June 30, 2014.

New rules issued by the Consumer Financial Protection Bureau (the “CFPB”) may have a negative impact on our residential loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

The CFPB issued a rule effective in January 2014 to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring that mortgage lenders consider consumers’ ability to repay home loans before extending them credit. This new rule describes certain minimum requirements for lenders making so-called “ability-to-repay” determinations, but does not dictate that they follow particular underwriting models. Loans that meet the terms of the “qualified mortgage” provisions under the rule will be presumed to have complied with the new ability-to-repay standard. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. The CFPB’s rule on “qualified mortgages” could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability. In addition, any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. It is difficult to predict how the CFPB’s “qualified mortgage” rule will impact us, but any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition. See - “We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.”

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as REO and at certain other times during the REO holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”). A charge-off is recorded for any excess in the asset's NBV over its fair value. If our valuation process is incorrect, the fair value of the investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

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

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2014, 2013 and 2012, the Bank repurchased $437,000, $1.4 million and $1.6 million of single-family loans, respectively. However, many additional repurchase requests were settled during the periods, that did not result in the repurchase of the loan itself. Aggregate payments of $666,000, $5.6 million and $439,000 were made for loans repurchase settlements in fiscal 2014, 2013 and 2012, respectively. The loan repurchase settlement in fiscal 2013 was due primarily to a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term time deposits and other deposits yielding no or a relatively low rate of interest. At June 30, 2014, we had $173.5 million in time deposits that mature within one year and $527.0 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial majority of our single family residential mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Historically low interest rates may adversely affect our net interest income and profitability.
During the last five years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. How long the Federal Reserve will maintain low interest rates is unknown. So long as a low interest rate environment is maintained, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “Risk Factors - Fluctuating interest rates can adversely affect our profitability.”

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

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

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws.  These final rules, most of the provisions of which (including the qualified mortgage rule) become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years.  Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250 thousand per depositor, retroactive to January 1, 2008.  The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

As discussed under “Regulation” in Part 1, Item 1 of this Form 10-K, effective January 1, 2015, we will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization's ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.

The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weight of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1     ratio of at least 6.5% (new) of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% (increased from 6.0%) of risk-weighted assets; (3) a total capital ratio of a least 10.0% (unchanged) of risk-weighted assets; and (4) a leverage ratio of at least 5.0% (unchanged).

We have conducted a proforma analysis of these new requirements as of June 30, 2014. We have determined that if these requirements were in effect on that date, the Bank would be considered well-capitalized and the Corporation and the Bank each would have a capital conservation buffer greater than 2.5% above the minimum risk-based capital requirements.

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

Our assets as of June 30, 2014 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2014, the net deferred tax asset was approximately $5.6 million, an increase from a balance of approximately $4.4 million at June 30, 2013. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes.

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

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2014 is fully realizable based on our expected future earnings; however, we will not know the impact of the recent ownership change until we complete our fiscal 2014 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2014, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $6.4 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 15 retail banking offices, 14 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley (2), Hemet, Sun City, Rancho Mirage, Corona, Temecula, La Quinta and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns seven of the retail banking offices and has eight leased retail banking offices.  The leases expire from 2014 to 2020.  The Bank also leases 15 stand-alone loan production offices, which are located in City of Industry, Elk Grove, Escondido, Glendora, Livermore, Pleasanton, Rancho Cucamonga (2), Riverside (2), Redding, Roseville, San Rafael, Santa Barbara and Westlake Village, California.  The leases expire from 2014 to 2019.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Bank's business.

On December 17, 2012, a lawsuit was filed against the Bank claiming damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-exempt, resulting in a failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting penalties and to provide accurate wage statements. The plaintiff seeks unspecified monetary relief. The Bank believes that there are substantial defenses to this lawsuit and has, and will continue to, defended vigorously. The Bank has accrued a $300,000 litigation reserve in the event the Bank is subjected to an unfavorable litigation result.

The Bank is not a party to any other pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations and cash flows of the Bank.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years by quarter.  As of June 30, 2014, there were approximately 314 stockholders of record.

	First (Ended September 30)	Second (Ended December 31)	Third (Ended March 31)	Fourth (Ended June 30)

2014 Quarters:
High	$18.62	$17.30	$16.18	$15.58
Low	$15.83	$14.12	$14.20	$13.75

2013 Quarters:
High	$14.25	$17.55	$19.69	$17.20
Low	$10.92	$12.74	$15.61	$14.91

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends paid for the quarters ended September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 were $0.10 per share for each quarter.  By comparison, quarterly dividends paid for the quarters ended September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013 were $0.05 per share for the first two quarters and $0.07 per share for the last two quarters.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file a notice and receive the non-objection of the Federal Reserve Board prior to paying any dividends or making any capital distributions to the Corporation.  In fiscal 2014 and 2013, the Bank declared and paid cash dividends of $27.5 million and $10.0 million, respectively, to the Corporation. For additional information, see Item 1, "Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” and and Item 1A., “Risk Factors - The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain" in this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board's approved stock repurchase plans. During fiscal 2014, the Corporation repurchased 1.1 million shares under the March 2013, November 2013 and May 2014 stock repurchase programs with an average cost of $15.25 per share.  The March 2013 program authorized the repurchase of up to 5% of outstanding shares, or 522,523 shares. As of the beginning of fiscal 2014, the remaining authorized shares available for repurchase were 399,792 shares. The November 2013 program authorized the repurchase of up to 5% of outstanding shares, or 499,905 shares; and the May 2014 program authorized the repurchase of up to 5% of outstanding shares, or 476,960 shares. The March 2013 program was completed in November 2013; and the November 2013 program was completed in May 2014.  As of June 30, 2014, a total of 226,933 shares have been purchased under the May 2014 stock repurchase program (at an average cost of $14.51 per share), or 48% of the shares authorized, leaving 250,027 shares available for future purchases.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2014 – April 30, 2014	—	$—	—	129,675
May 1, 2014 – May 31, 2014	241,220	$14.26	241,220	365,415
June 1, 2014 – June 30, 2014	115,388	$14.60	115,388	250,027
Total	356,608	$14.37	356,608	250,027

(1)	On May 9, 2014, the Corporation announced a new stock repurchase plan to repurchase up to 476,960 shares, which expires on May 9, 2015.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014
PROV	$100.00	$87.40	$146.71	$214.34	$299.81	$281.78
NASDAQ Stock Index	$100.00	$116.26	$152.26	$158.90	$192.89	$241.39
NASDAQ Bank Index	$100.00	$113.91	$116.24	$111.74	$154.52	$182.87

* Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2009 and that all dividends were reinvested.

For additional information, see Part III, Item 12 of this Form 10-K for information regarding the Corporation’s Equity Compensation Plans, which is incorporated into this Item 5 by reference.

Item 6.  Selected Financial Data

The information contained under the heading “Financial Highlights” in the Corporation’s Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC. These developments could have an adverse impact on our financial position and our results of operations.  Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board

(“FRB”).  At June 30, 2014, the Corporation had total assets of $1.11 billion, total deposits of $897.9 million and total stockholders’ equity of $145.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 14 retail loan production offices in City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Redding, Riverside (3), Roseville, San Rafael, Santa Barbara and Westlake Village, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On April 19, 2014, the Corporation declared a quarterly cash dividend of $0.10 per share for the Corporation’s shareholders of record at the close of business on May 20, 2014, which was paid on June 11, 2014.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

The allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans.  Management considers the accounting estimate related to the allowance for loan losses a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loans held for investment at the date of the Consolidated Statements of Financial Condition. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

•	A reduction in the stated interest rate.

•	An extension of the maturity at an interest rate below market.

•	A reduction in the accrued interest.

•	Extensions, deferrals, renewals and rewrites.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies.  Although real estate values and unemployment rates have been improving since 2009, any future decline in real estate values or increase in unemployment rates may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors and uncertainties, see “Safe-Harbor Statement” included above in this item 7, and Item 1A, "Risk Factors.”

Off-Balance Sheet Financing Arrangements and Contractual Obligations

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at June 30, 2014 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(Dollars In Thousands)	Less than 1 year	1 year to less than 3 years	3 year to 5 years	Over 5 years	Total
Operating obligations	$2,272	$3,063	$1,145	$186	$6,666
Pension benefits	220	440	441	6,863	7,964
Time deposits	176,148	160,021	41,485	155	377,809
FHLB – San Francisco advances	1,316	2,632	22,260	22,697	48,905
FHLB – San Francisco letter of credit	5,000	—	—	—	5,000
FHLB – San Francisco MPF credit enhancement (1)	73	146	146	2,148	2,513
Total	$185,029	$166,302	$65,477	$32,049	$448,857

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its MPF program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of June 30, 2014, the Bank serviced $38.6 million of loans under this program.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to investors, TBA MBS trades and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2014 and 2013, these commitments were $134.8 million and $262.5 million, respectively.

Comparison of Financial Condition at June 30, 2014 and 2013

Total assets decreased $105.4 million, or 9%, to $1.11 billion at June 30, 2014 from $1.21 billion at June 30, 2013.  The decrease was primarily attributable to decreases in loans held for sale and cash and cash equivalents, partly offset by an increase in loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $74.9 million, or 39%, to $118.9 million at June 30, 2014 from $193.8 million at June 30, 2013.  The decrease was primarily attributable to the utilization of excess liquidity to payoff borrowings at maturity and to payoff time deposits which were not renewed at maturity.  The relatively high balance of cash and cash equivalents was due to the current weakness in the general economic conditions and it is consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total investment securities decreased $2.4 million, or 12%, to $17.1 million at June 30, 2014 from $19.5 million at June 30, 2013.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by the placement of $800,000 in short-term time deposits at four financial institutions for Community Reinvestment Act ("CRA") credit.  For further analysis on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment increased $23.7 million, or 3%, to $772.1 million at June 30, 2014 from $748.4 million at June 30, 2013.  In fiscal 2014, the Corporation originated $167.3 million of loans held for investment, consisting primarily of multi-family, commercial real estate and single-family loans, compared to $81.3 million, primarily in multi-family, commercial real estate and single-family loans, for the same period last year.  In addition, the Corporation purchased $707,000 of single-family loans to be held for investment in fiscal 2014, compared to $12.8 million of purchased multi-family loans to be held for investment in fiscal 2013. Total loan principal payments in fiscal 2014 were $147.8 million, a 2% increase from $144.4 million in fiscal 2013.  In addition, real estate owned acquired in the settlement of loans in fiscal 2014 was $4.8 million, a 56% decline from $11.0 million in the same period last year.  The balance of preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans) increased 12% to $401.0 million at June 30, 2014 from $356.5 million at June 30, 2013, and represented 51% and

47% of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $26.3 million, or 7%, to $378.0 million at June 30, 2014, from $404.3 million at June 30, 2013.

The table below describes the geographic dispersion of gross real estate secured loans held for investment at June 30, 2014 and 2013, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2014

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$111,412	30%	$201,432	53%	$62,168	16%	$2,985	1%	$377,997	100%
Multi-family	62,614	21%	156,242	52%	79,065	26%	3,290	1%	301,211	100%
Commercial real estate	45,352	47%	42,296	44%	9,155	9%	—	—%	96,803	100%
Construction	1,500	52%	—	—%	1,369	48%	—	—%	2,869	100%
Total	$220,878	28%	$399,970	51%	$151,757	20%	$6,275	1%	$778,880	100%

(1)	Other than the Inland Empire.

As of June 30, 2013

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$119,858	29%	$221,306	55%	$59,624	15%	$3,553	1%	$404,341	100%
Multi-family	46,245	18%	158,058	60%	54,564	21%	3,449	1%	262,316	100%
Commercial real estate	49,660	54%	40,104	43%	2,724	3%	—	—%	92,488	100%
Other	292	100%	—	—%	—	—%	—	—%	292	100%
Total	$216,055	29%	$419,468	55%	$116,912	15%	$7,002	1%	$759,437	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $29.2 million, or 16%, to $158.9 million at June 30, 2014 from $188.1 million at June 30, 2013.  The decrease was primarily due to a lower volume of loans originated for sale and the timing difference between loan fundings and loan sale settlements. The lower volume of loans originated for sale was due primarily to the increase in mortgage interest rates.

FHLB - San Francisco stock decreased $8.2 million, or 54%, to $7.1 million at June 30, 2014 from $15.3 million at June 30, 2013, due to a partial redemption of the Bank's excess stock holding.

Total deposits decreased $25.1 million, or 3%, to $897.9 million at June 30, 2014 from $923.0 million at June 30, 2013.  Transaction accounts increased $6.2 million, or 1%, to $527.0 million at June 30, 2014 from $520.8 million at June 30, 2013; and time deposits decreased $31.3 million, or 8%, to $370.9 million at June 30, 2014 from $402.2 million at June 30, 2013.  The increase in transaction accounts as compared to time deposits was primarily attributable to the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $65.1 million, or 61%, to $41.4 million at June 30, 2014 from $106.5 million at June 30, 2013, primarily due to scheduled maturities during fiscal 2014.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 66 months at June 30, 2014, up from 32 months at June 30, 2013.

Total stockholders’ equity decreased $14.1 million, or 9%, to $145.9 million at June 30, 2014, from $160.0 million at June 30, 2013, primarily as a result of stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid during fiscal 2014, partly offset by net income in fiscal 2014.

Comparison of Operating Results for the Years Ended June 30, 2014 and 2013

General. The Corporation recorded net income of $6.6 million, or $0.65 per diluted share, for the fiscal year ended June 30, 2014, as compared to net income of $25.8 million, or $2.38 per diluted share, for the fiscal year ended June 30, 2013. The $19.2 million decrease in net income in fiscal 2014 was primarily attributable to a $43.5 million decrease in non-interest income, partly offset by a $13.1 million decrease in non-interest expense and a $11.9 million decrease in the provision for income taxes. The decrease in non-interest income and non-interest expense are both attributable to a decrease in mortgage banking loan production. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 87% in fiscal 2014 from 62% in fiscal 2013. Return on average assets in fiscal 2014 decreased to 0.58% from 2.09% in fiscal 2013 and return on average equity in fiscal 2014 decreased to 4.31% from 16.80% in fiscal 2013.

Net Interest Income. Net interest income decreased $2.7 million, or 8%, to $30.7 million in fiscal 2014 from $33.4 million in fiscal 2013. This decrease resulted principally from a decrease in the average balance of earning assets and, to a lesser extent, a decrease in the net interest margin. The average balance of earning assets decreased $87.6 million, or 7%, to $1.10 billion in fiscal 2014 from $1.19 billion in fiscal 2013. The net interest margin decreased one basis point to 2.79% in fiscal 2014 from 2.80% in fiscal 2013.

Interest Income. Interest income decreased $6.1 million, or 14%, to $38.1 million for fiscal 2014 from $44.2 million for fiscal 2013. The decrease in interest income was primarily a result of decreases in the average yield of earning assets and the average balance. The average yield on earning assets decreased 26 basis points to 3.45% in fiscal 2014 from 3.71% in fiscal 2013. The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable and investment securities during fiscal 2014 due to the downward repricing of loans and investment securities to lower current market interest rates, partly offset by an increase in the cash dividend yield from the FHLB - San Francisco. The decrease in average earning assets was primarily attributable to the decrease in loans receivable and to a lesser extent, investment securities and FHLB - San Francisco stock, partly offset by the increase in the average balance of interest earning deposits. The decline in average earning assets was primarily due to the current weakness in general economic conditions and is consistent with the Corporation's strategy of managing credit and liquidity risk.

Loan interest income decreased $6.5 million, or 15%, to $36.4 million in fiscal 2014 from $42.9 million in fiscal 2013. This decrease was attributable to a lower average loan balance and, to a lesser extent, a lower average loan yield. The average loan yield during fiscal 2014 decreased 15 basis points to 4.16% from 4.31% during fiscal 2013. The decrease in the average loan yield was primarily attributable to payoffs of loans which had a higher yield than the average yield of loans held for investment and adjustable-rate loans repricing to lower interest rates. The average balance of loans receivable, consisting of loans held for investment and loans held for sale, decreased $119.6 million, or 12%, to $874.9 million during fiscal 2014 from $994.5 million during fiscal 2013. The average balance of loans held for sale, decreased $110.0 million, or 48%, to $117.8 million for fiscal 2014 from $227.8 million in fiscal 2013 while the average loan yield increased 73 basis points to 4.16% in fiscal 2014 from 3.43% in fiscal 2013.

Interest income from investment securities decreased $89,000, or 21%, to $339,000 in fiscal 2014 from $428,000 in fiscal 2013. This decrease was primarily a result of a decrease in the average balance and, to a lesser extent, a decrease in the average yield. The average balance of investment securities decreased $3.4 million, or 16%, to $17.9 million in fiscal 2014 from $21.3 million in fiscal 2013 as a result of principal payments received. In June 2014, the Bank placed $800,000 of short-term time deposits at four financial institutions for CRA credit with the average yield of 0.50%. During fiscal 2014, the Bank did not purchase or sell any other investment securities. The average yield on the investment securities decreased 12 basis points to 1.89% during fiscal 2014 from 2.01% during fiscal 2013. The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.

During fiscal 2014, the Bank received $793,000 of cash dividends from its FHLB - San Francisco stock, up $355,000, or 81%, from $438,000 of cash dividends received in fiscal 2013. The increase in cash dividends was due to improved earnings and the capital position of the FHLB - San Francisco in fiscal 2014 as compared to the prior year. The average balance of FHLB stock decreased by $8.1 million, or 42%, to $11.2 million in fiscal 2014 from $19.3 million in fiscal 2013, due to the stock redemptions by the FHLB - San Francisco.

Interest income from interest-earning deposits increased $113,000, or 29%, to $503,000 in fiscal 2014 from $390,000 in fiscal 2013, due to a higher average cash balance deposited at the Federal Reserve Bank of San Francisco with a nominal yield of 25 basis points for both periods. The average balance of interest-earning deposits increased by $43.5 million, or 28%, to $198.7 million in fiscal 2014 from $155.2 million in fiscal 2013.

Interest Expense. Total interest expense for fiscal 2014 was $7.3 million as compared to $10.8 million for fiscal 2013, a decrease of $3.5 million, or 32%. This decrease was primarily attributable to a lower average balance of interest-bearing liabilities and, to a lesser extent, a decrease in the average cost. The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $87.2 million, or 8%, to $971.3 million during fiscal 2014 from $1.06 billion during fiscal 2013. The decrease was attributable to a decline in borrowings due to scheduled maturities and, to a lesser extent, a decline in the deposit average balance, primarily time deposits. The average cost of interest-bearing liabilities was 0.76% during fiscal 2014, down 26 basis points from 1.02% during fiscal 2013. The decline in the average cost of liabilities was primarily due to the scheduled maturities with higher interest rates than the average cost of the borrowings and the downward repricing of deposits, primarily time deposits.

Interest expense on deposits for fiscal 2014 was $5.5 million as compared to $6.6 million for the same period of fiscal 2013, a decrease of $1.1 million, or 17%. The decrease in interest expense on deposits was attributable primarily to a lower average cost of, and a decrease in, the average balance of time deposits. The average cost of deposits decreased to 0.60% in fiscal 2014 from 0.70% during fiscal 2013, a decrease of 10 basis points. The average cost of time deposits in fiscal 2014 was 1.16%, down 16 basis points, from 1.32% in fiscal 2013, while the average cost of transaction accounts in fiscal 2014 remained unchanged at 0.19%, as compared to fiscal 2013. The average balance of deposits decreased $26.7 million, or 3%, to $914.2 million during fiscal 2014 from $940.9 million during fiscal 2013. The average balance of time deposits decreased by $38.7 million, or 9%, to $386.8 million in fiscal 2014 from $425.5 million in fiscal 2013. The decrease in the average balance of time deposits was partly offset by an increase in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts increased $12.0 million, or 2%, to $527.4 million in fiscal 2014 from $515.4 million in fiscal 2013.

Interest expense on borrowings, solely FHLB - San Francisco advances, for fiscal 2014 decreased $2.4 million, or 57%, to $1.8 million from $4.2 million for fiscal 2013. The decrease in interest expense on borrowings was due primarily to a lower average balance, and to a lesser extent, a lower average cost. The average balance of borrowings decreased $60.5 million, or 51%, to $57.1 million during fiscal 2014 from $117.6 million during fiscal 2013. The average cost of borrowings decreased to 3.22% in fiscal 2014 from 3.59% in fiscal 2013, a decrease of 37 basis points, resulting primarily from scheduled maturities with higher average costs.

Provision (Recovery) for Loan Losses. During fiscal 2014, the Corporation recorded a recovery from the allowance for loan losses of $3.4 million, as compared to a $1.5 million recovery from the allowance for loan losses during fiscal 2013. The allowance for loan losses declined to $9.7 million at June 30, 2014 from $14.9 million at June 30, 2013, which reflected the improving quality of loans held for investment as described below.

Non-performing assets (net of the collectively evaluated allowance and individually evaluated allowance), with underlying collateral primarily located in Southern California, decreased to $18.4 million, or 1.66% of total assets, at June 30, 2014, compared to $24.0 million, or 1.98% of total assets, at June 30, 2013. The non-performing assets at June 30, 2014 were primarily comprised of 35 single-family loans ($10.4 million); seven multi-family loans ($3.1 million); six commercial real estate loans ($2.4 million); two commercial business loans ($92,000); and real estate owned comprised of two commercial real estate properties ($2.0 million, one of which is fully reserved) and two single-family properties ($494,000) acquired in the settlement of loans. As of June 30, 2014, 48%, or $7.6 million of non-performing loans have a current payment status. Net charge-offs in fiscal 2014 were $1.8 million or 0.21% of average loans receivable, compared to $5.0 million or 0.51% of average loans receivable in fiscal 2013.

Classified assets at June 30, 2014 were $37.9 million, comprised of $9.4 million in the special mention category, $26.0 million in the substandard category and $2.5 million in real estate owned. Classified assets at June 30, 2013 were $47.0 million, comprised of $6.9 million in the special mention category, $37.8 million in the substandard category and $2.3 million in real estate owned. Classified assets decreased at June 30, 2014 from the June 30, 2013 level primarily as a result of improvements in credit quality and stabilization of the real estate market. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

In fiscal 2014, there was one loan for $221,000 that was modified from its original terms, was re-underwritten and was identified in the Corporation's asset quality reports as a restructured loan in fiscal 2014 and the loan subsequently paid off in fiscal 2014. This compares to no loans that were modified from their original terms in fiscal 2013. As of June 30, 2014, the outstanding balance of restructured loans was $6.0 million: one loan was classified as special mention and remained on accrual status ($343,000); and 16 loans were classified as substandard ($5.6 million, all on non-accrual status). As of June 30, 2014, 62%, or $3.7 million of the restructured loans have a current payment status.

The allowance for loan losses was $9.7 million at June 30, 2014, or 1.25% of gross loans held for investment, compared to $14.9 million, or 1.96% of gross loans held for investment at June 30, 2013. The allowance for loan losses at June 30, 2014 includes $41,000 of individually evaluated allowances, compared to $154,000 of individually evaluated allowances at June 30, 2013. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment. For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

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

Non-Interest Income. Total non-interest income decreased $43.5 million, or 58%, to $31.7 million in fiscal 2014 from $75.2 million in fiscal 2013. The decrease was primarily attributable to a decrease in the gain on sale of loans.

The gain on sale of loans decreased $42.7 million, or 62%, to $25.8 million for fiscal 2014 from $68.5 million in fiscal 2013. The decrease was a result of a lower volume of loans originated for sale and a lower average loan sale margin. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $1.84 billion in fiscal 2014 as compared to $3.53 billion in fiscal 2013, down $1.69 billion or 48%. The decrease in the loan sale volume in fiscal 2014 was attributable to an increase in mortgage rates, although historically mortgage rates remain relatively low. The average loan sale margin for PBM during fiscal 2014 was 1.38% as compared to 1.94% in fiscal 2013, a decrease of 56 basis points. The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net gain of $2.5 million in fiscal 2014, as compared to an unfavorable fair-value adjustment that amounted to a net loss of $8.0 million in fiscal 2013. The gain on sale of loans in fiscal 2014 also includes a $469,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $1.7 million recourse reserve provision on loans sold in fiscal 2013. The recourse reserve provision on loans sold in fiscal 2013 was due primarily to the accrual for the global settlement with the Bank’s largest legacy loan investor as described last year. The mortgage banking environment remains volatile.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net gain of $18,000 in fiscal 2014, as compared to a net gain of $916,000 in fiscal 2013. The net gain in fiscal 2014 was comprised of a $288,000 net gain on the sale of 15 real estate owned properties and a $25,000 recovery from the loss reserve on real estate owned, partly offset by the net operating expenses of $295,000. The net gain in fiscal 2013 was comprised of a $1.2 million net gain on the sale of 39 real estate owned properties and a $98,000 recovery from the loss reserve on real estate owned, partly offset by the net operating expenses of $395,000.

Non-Interest Expense. Total non-interest expense in fiscal 2014 was $54.2 million, a decrease of $13.1 million, or 19%, as compared to $67.3 million in fiscal 2013. The decrease in non-interest expense was primarily the result of decreases in incentive compensation and other operating expenses related to reduced mortgage banking operations.

Salaries and employee benefits decreased $12.4 million, or 25%, to $38.0 million in fiscal 2014 from $50.4 million in fiscal 2013. The decrease in salaries and employee benefits was primarily due to lower PBM incentive compensation resulting primarily from lower loan originations in fiscal 2014. PBM loan originations were $2.00 billion in fiscal 2014 as compared to $3.51 billion in fiscal 2013, down $1.51 billion, or 43%. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salaries and employee benefits.

Other operating expenses, including premises and occupancy, equipment expense, professional expenses, sales and marketing expenses and deposit insurance premiums and regulatory assessments, decreased $769,000, or 5%, to $16.1 million in fiscal 2014 from $16.9 million in fiscal 2013. The decrease was due primarily to lower PBM loan production related costs.

Income Taxes. The provision for income taxes was $5.0 million for fiscal 2014, representing an effective tax rate of 43.1%, as compared to $16.9 million in fiscal 2013, representing an effective tax rate of 39.6%. The income tax provision in fiscal 2013 includes a $1.1 million net tax recovery from prior period adjustments as described last year. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended June 30, 2013 and 2012

General. The Corporation recorded net income of $25.8 million, or $2.38 per diluted share, for the fiscal year ended June 30, 2013, as compared to net income of $10.8 million, or $0.96 per diluted share, for the fiscal year ended June 30, 2012. The $15.0 million increase in net income in fiscal 2013 was primarily attributable to a $32.0 million increase in non-interest income and a $7.3 million improvement in the provision for loan losses, partly offset by a $12.0 million increase in non-interest expense, a $3.3 million decrease in net interest income and a $9.0 million increase in the provision for income taxes. The increase in non-interest income and non-interest expense are both attributable to an increase in mortgage banking loan production. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 62% in fiscal 2013 from 69% in fiscal 2012. Return on average assets in fiscal 2013 increased to 2.09% from 0.84% in fiscal 2012 and return on average equity in fiscal 2013 increased to 16.80% from 7.58% in fiscal 2012.

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

Interest Income. Interest income decreased $7.2 million, or 14%, to $44.2 million for fiscal 2013 from $51.4 million for fiscal 2012. The decrease in interest income was primarily a result of decreases in the average yield of earning assets and the average balance. The average yield on earning assets decreased 43 basis points to 3.71% in fiscal 2013 from 4.14% in fiscal 2012. The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable and investment securities during fiscal 2013 due to the downward repricing of loans and investment securities to lower current market interest rates, partly offset by an increase in cash dividends received from the FHLB - San Francisco. The decrease in average earning assets was primarily attributable to the decrease in loans receivable and to a lesser extent, investment securities and FHLB - San Francisco stock, partly offset by the increase in the average balance of interest earning deposits. The decline in average earning assets was primarily due to the general economic conditions and is consistent with the Corporation's strategy of managing credit and liquidity risk.

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

During fiscal 2013, the Bank received $438,000 of cash dividends from its FHLB - San Francisco stock, up $339,000, or 342%, from $99,000 of cash dividends received in fiscal 2012. The increase in cash dividends was due to the improved earnings and capital position of the FHLB - San Francisco in fiscal 2013 as compared to the prior year. The average balance of FHLB stock decreased by $5.4 million, or 22%, to $19.3 million in fiscal 2013 from $24.7 million in fiscal 2012, due to the stock redemptions by the FHLB - San Francisco.

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

Provision (Recovery) for Loan Losses. During fiscal 2013, the Corporation recorded a recovery from the allowance for loan losses of $1.5 million, as compared to a $5.8 million provision for loan losses during fiscal 2012. The allowance for loan losses declined which reflected the improving quality of loans held for investment as described below.

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

Salaries and employee benefits increased $11.2 million, or 28%, to $50.5 million in fiscal 2013 from $39.3 million in fiscal 2012. The increase in salaries and employee benefits was primarily due to higher PBM incentive compensation resulting primarily from higher loan originations in fiscal 2013. PBM loan originations were $3.51 billion in fiscal 2013 as compared to $2.52 billion in fiscal 2012, up $988.4 million, or 39%. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salaries and employee benefits.

Other operating expenses, including premises and occupancy, equipment expense, professional expenses, sales and marketing expenses and deposit insurance premiums and regulatory assessments, increased $811,000, or 5%, to $16.9 million in fiscal 2013 from $16.1 million in fiscal 2012. The increase was due primarily to higher PBM loan production related costs, including several new PBM loan production offices.

Income Taxes. The provision for income taxes was $16.9 million for fiscal 2013, representing an effective tax rate of 39.6%, as compared to $7.9 million in fiscal 2012, representing an effective tax rate of 42.3%. The income tax provision in fiscal 2013 includes a $1.1 million net tax recovery from prior period adjustments, primarily as a result of a tax liability reversal of $825,000 from the August 2, 2012 notification from the tax authorities indicating the acceptance of an accounting method change. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

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

	Year Ended June 30,
	2014			2013			2012
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$874,941	$36,424	4.16%	$994,494	$42,905	4.31%	$1,074,487	$50,505	4.70%
Investment securities	17,923	339	1.89%	21,346	428	2.01%	24,402	528	2.16%
FHLB – San Francisco stock	11,228	793	7.06%	19,271	438	2.27%	24,683	99	0.39%
Interest-earning deposits	198,682	503	0.25%	155,243	390	0.25%	120,187	303	0.25%

Total interest-earning assets	1,102,774	38,059	3.45%	1,190,354	44,161	3.71%	1,243,759	51,435	4.14%

Non interest-earning assets	37,874			46,723			46,479

Total assets	$1,140,648			$1,237,077			$1,290,238

Interest-bearing liabilities:
Checking and money market accounts (2)	$290,485	385	0.13%	$287,234	400	0.14%	$278,930	637	0.23%
Savings accounts	236,937	606	0.26%	228,165	578	0.25%	216,971	763	0.35%
Time deposits	386,753	4,504	1.16%	425,452	5,607	1.32%	462,106	7,015	1.52%

Total deposits	914,175	5,495	0.60%	940,851	6,585	0.70%	958,007	8,415	0.88%

Borrowings	57,131	1,841	3.22%	117,641	4,219	3.59%	167,299	6,290	3.76%

Total interest-bearing liabilities	971,306	7,336	0.76%	1,058,492	10,804	1.02%	1,125,306	14,705	1.31%

Non interest-bearing liabilities	16,189			25,044			22,325

Total liabilities	987,495			1,083,536			1,147,631

Stockholders’ equity	153,153			153,541			142,607
Total liabilities and stockholders’ equity	$1,140,648			$1,237,077			$1,290,238

Net interest income		$30,723			$33,357			$36,730

Interest rate spread (3)			2.69%			2.69%			2.83%
Net interest margin (4)			2.79%			2.80%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.54%			112.46%			110.53%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $559, $665 and $508 for the years ended June 30, 2014, 2013 and 2012, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $57.0 million, $53.6 million and $49.4 million in fiscal 2014, 2013 and 2012, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2014 Compared To Year Ended June 30, 2013 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,507)	$(5,153)	$179	$(6,481)
Investment securities	(24)	(69)	4	(89)
FHLB – San Francisco stock	923	(183)	(385)	355
Interest-bearing deposits	—	113	—	113
Total net change in income on interest-earning assets	(608)	(5,292)	(202)	(6,102)

Interest-bearing liabilities:
Checking and money market accounts	(20)	5	—	(15)
Savings accounts	5	22	1	28
Time deposits	(654)	(511)	62	(1,103)
Borrowings	(430)	(2,172)	224	(2,378)
Total net change in expense on interest-bearing liabilities	(1,099)	(2,656)	287	(3,468)
Net increase (decrease) in net interest income	$491	$(2,636)	$(489)	$(2,634)

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

The primary investing activity of the Bank has been the origination and purchase of loans held for investment and loans held for sale. During the fiscal years ended June 30, 2014, 2013 and 2012, the Bank originated loans in the amounts of $2.13 billion, $3.58 billion and $2.57 billion, respectively, the vast majority of which were sold, as noted below. In addition, the Bank purchased loans for investment from other financial institutions in fiscal 2014, 2013 and 2012 in the amounts of $707,000, $12.8 million and $8.2 million, respectively. Total loans sold in fiscal 2014, 2013 and 2012 were $2.00 billion, $3.52 billion and $2.47 billion, respectively. At June 30, 2014, 2013 and 2012, the Bank had loan origination commitments totaling $134.8 million, $262.5 million and $222.1 million, respectively, with undisbursed loan funds of $1.1 million, $292,000 and $0, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2014, 2013 and 2012, the net (decrease) increase in deposits was $(25.1) million, $(38.4) million and $15.6 million, respectively. On June 30, 2014, time deposits that are scheduled to mature in one year or less were $173.5 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2014, total cash and cash equivalents were $118.9 million, or 10.8% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2014, the remaining financing availability at FHLB - San Francisco was $344.8 million and the remaining unused collateral was $537.8 million. In addition, the Bank has secured a $14.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $15.2 million. As of June 30, 2014, there was no outstanding borrowing under the discount window facility.

The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2014 decreased to 33.0% from 41.1% during the same quarter ended June 30, 2013. The decrease in the liquidity ratio was due primarily to the reduction in cash used to payoff borrowings as they matured and time deposits that were not renewed during fiscal 2014. The decrease in liquidity resulted in a higher net interest margin because liquid assets generally yield lower rates of return than less liquid assets. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements. Under the OCC prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.” As of June 30, 2014, the Bank exceeded the well capitalized requirements with Tier 1 Leverage Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 12.5%, 18.7% and 20.0%, respectively.

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

The following table sets forth as of June 30, 2014 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$262,938	$92,098	$1,210,284	21.73%	+679 bp
+300 bp	$245,815	$74,975	$1,198,793	20.51%	+557 bp
+200 bp	$225,415	$54,575	$1,184,117	19.04%	+410 bp
+100 bp	$200,423	$29,583	$1,165,923	17.19%	+225 bp
- bp	$170,840	$—	$1,143,479	14.94%	- bp
-100 bp	$153,736	$(17,104)	$1,134,744	13.55%	-139 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2014 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio (NPV as Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The Corporation's balance sheet position as of June 30, 2014 can be summarized as follows: if interest rates increase, the NPV of the Corporation is expected to increase since almost all of the Corporation's loans held for investment are adjustable rate loans. Conversely, if the interest rates decrease, the NPV of the Corporation is expected to decrease.

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2014 and 2013:

	At June 30, 2014	At June 30, 2013
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	14.94%	14.44%
Post-Shock NPV Ratio: NPV as a % of PV Assets	13.55%	13.28%
Sensitivity Measure: Change in NPV Ratio	-139 bp	-116 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at June 30, 2014 and 2013:

At June 30, 2014		At June 30, 2013
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	6.74%	+400 bp	16.40%
+300 bp	12.62%	+300 bp	19.68%
+200 bp	10.53%	+200 bp	14.30%
+100 bp	6.07%	+100 bp	10.14%
-100 bp	(19.30)%	-100 bp	(16.81)%

At both June 30, 2014 and 2013, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2014 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief

Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Corporation's internal control over financial reporting was effective as of June 30, 2014.

The effectiveness of internal control over financial reporting as of June 30, 2014, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on the Corporation's internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2014. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: September 15, 2014
/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
                            Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Corporation's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Bank Equity Capital on schedule RI-A. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Corporation and our report dated September 15, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 15, 2014

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

(b) Security Ownership of Management.

The information required by this item is incorporated herein by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 - Election of Directors” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

(c) Changes In Control.

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2014:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
1996 Stock Option Plan	15,000	$25.25		—
2003 Stock Option Plan	80,000	$22.97		—
2006 Equity Incentive Plan:
Stock Options	291,000	$18.85		11,000
Restricted Stock	15,000	N/A		10,350
2010 Equity Incentive Plan:
Stock Options	357,000	$7.94		188,750
Restricted Stock	66,500	N/A		150,000
2013 Equity Incentive Plan:
Stock Options	—	N/A		300,000
Restricted Stock	—	N/A		300,000

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	824,500	$14.18	(1)	960,100

(1) Excludes restricted stock from the calculation since restricted stock awards do not contain an exercise price requirement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions. The information required by this item is incorporated herein by reference from the section captioned “Board of Directors’ Meetings, Board Committees and Corporate Governance Matters - Corporate Governance - Certain Relationships and Related Transactions” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

Director Independence. The information contained in the section captioned “Board of Directors’ Meetings, Board Committees and Corporate Governance Matters - Corporate Governance - Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal 3 - Ratification of Appointment of Independent Auditor” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements
See Exhibit 13 to Consolidated Financial Statements beginning on this Form 10-K.

2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b) Exhibits
Exhibits are available from the Corporation by written request

3.1 (a)	Certificate of Incorporation of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.1 (b)	Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009

3.1 (c)	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on March 28, 2014)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

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

10.13	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

10.14	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.15	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.16	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.17	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2010)

10.18	2013 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 24, 2013)

10.19
Form of Incentive Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.20
Form of Non-Qualified Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Registration Statement on Form S-8 (333-192727)
 dated December 9, 2013)

10.21
Form of Restricted Stock Agreement for restricted shares awarded under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Registration Statement on Form S-8 (333-192727)
 dated December 9, 2013)

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

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

(*)
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

Date: September 15, 2014	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 15, 2014
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 15, 2014
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 15, 2014
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 15, 2014
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 15, 2014
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 15, 2014
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	September 15, 2014
Roy H. Taylor

/s/ William E. Thomas	Director	September 15, 2014
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements
______________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm
______________________________________________________________________________________________________

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2014, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 15, 2014

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
______________________________________________________________________________________________________

(In Thousands, Except Share Information)	June 30, 2014	June 30, 2013
Assets
Cash and cash equivalents	$118,937	$193,839
Investment securities - held to maturity (fair value $800 and $0, respectively)	800	—
Investment securities – available for sale, at fair value	16,347	19,510
Loans held for investment, net of allowance for loan losses of $9,744 and $14,935, respectively	772,141	748,397
Loans held for sale, at fair value	158,883	188,050
Accrued interest receivable	2,483	2,992
Real estate owned, net	2,467	2,296
Federal Home Loan Bank (“FHLB”) – San Francisco stock	7,056	15,273
Premises and equipment, net	6,369	6,691
Prepaid expenses and other assets	20,146	33,993

Total assets	$1,105,629	$1,211,041

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$58,654	$57,835
Interest-bearing deposits	839,216	865,175
Total deposits	897,870	923,010

Borrowings	41,431	106,491
Accounts payable, accrued interest and other liabilities	20,466	21,566
Total liabilities	959,767	1,051,067

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value (40,000,000 shares authorized; 17,714,365 and 17,661,865 shares issued; 9,312,269 and 10,386,399 shares outstanding, respectively)	177	177
Additional paid-in capital	88,259	87,742
Retained earnings	182,458	179,816
Treasury stock at cost (8,402,096 and 7,275,466 shares, respectively)	(125,418)	(108,315)
Accumulated other comprehensive income, net of tax	386	554

Total stockholders’ equity	145,862	159,974

Total liabilities and stockholders’ equity	$1,105,629	$1,211,041

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2014	2013	2012
Interest income:
Loans receivable, net	$36,424	$42,905	$50,505
Investment securities	339	428	528
FHLB – San Francisco stock	793	438	99
Interest-earning deposits	503	390	303
Total interest income	38,059	44,161	51,435

Interest expense:
Deposits	5,495	6,585	8,415
Borrowings	1,841	4,219	6,290
Total interest expense	7,336	10,804	14,705

Net interest income	30,723	33,357	36,730
(Recovery) provision for loan losses	(3,380)	(1,499)	5,777
Net interest income, after (recovery) provision for loan losses	34,103	34,856	30,953

Non-interest income:
Loan servicing and other fees	1,077	1,093	733
Gain on sale of loans, net	25,799	68,493	38,017
Deposit account fees	2,469	2,449	2,438
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	18	916	(120)
Card and processing fees	1,370	1,292	1,282
Other	942	957	800
Total non-interest income	31,675	75,200	43,150

Non-interest expense:
Salaries and employee benefits	38,044	50,450	39,283
Premises and occupancy	4,468	4,432	3,763
Equipment expense	1,830	1,830	1,488
Professional expense	1,832	1,858	1,904
Sales and marketing expense	1,761	1,859	1,187
Deposit insurance premium and regulatory assessments	945	1,066	1,296
Other	5,288	5,848	6,444
Total non-interest expense	54,168	67,343	55,365

Income before income taxes	11,610	42,713	18,738
Provision for income taxes	5,004	16,916	7,928
Net income	$6,606	$25,797	$10,810

Basic earnings per share	$0.67	$2.43	$0.96
Diluted earnings per share	$0.65	$2.38	$0.96
Cash dividends per share	$0.40	$0.24	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2014	2013	2012
Net income	$6,606	$25,797	$10,810

Change in unrealized holding losses on securities available for sale and interest-only strips	(290)	(124)	(21)
Reclassification of (gains) losses to net income	—	—	—
Other comprehensive loss, before income tax benefit	(290)	(124)	(21)
Income tax benefit	122	52	9
Other comprehensive loss	(168)	(72)	(12)
Total comprehensive income	$6,438	$25,725	$10,798

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
______________________________________________________________________________________________________

(In Thousands, Except Share	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss), Net of Tax
Information)	Shares	Amount					Total
Balance at June 30, 2011	11,418,654	$176	$85,432	$147,322	$(92,650)	$638	$140,918

Net income				10,810			10,810
Other comprehensive loss						(12)	(12)
Purchase of treasury stock (1)	(683,127)				(6,693)		(6,693)
Distribution of restricted stock	111,500						—
Amortization of restricted stock			609				609
Exercise of stock options	9,000		72				72
Stock options expense			645				645
Cash dividends				(1,572)			(1,572)
Balance at June 30, 2012	10,856,027	176	86,758	156,560	(99,343)	626	144,777

Net income				25,797			25,797
Other comprehensive loss						(72)	(72)
Purchase of treasury stock (1)	(584,678)				(8,959)		(8,959)
Forfeiture of restricted stock			13		(13)		—
Distribution of restricted stock	73,050						—
Amortization of restricted stock			310				310
Exercise of stock options	42,000	1	295				296
Stock options expense			458				458
Tax effect from stock-based compensation			(92)				(92)
Cash dividends				(2,541)			(2,541)
Balance at June 30, 2013	10,386,399	177	87,742	179,816	(108,315)	554	159,974

Net income				6,606			6,606
Other comprehensive loss						(168)	(168)
Purchase of treasury stock	(1,126,630)				(17,182)		(17,182)
Forfeiture of restricted stock			51		(51)		—
Amortization of restricted stock			209				209
Award of restricted stock			(130)		130		—
Exercise of stock options	52,500	—	385				385
Stock options expense			317				317
Tax effect from stock-based compensation			(315)				(315)
Cash dividends				(3,964)			(3,964)
Balance at June 30, 2014	9,312,269	$177	$88,259	$182,458	$(125,418)	$386	$145,862

(1)	Includes the repurchase of 12,779 shares in fiscal 2012 and 13,591 shares in fiscal 2013 of distributed restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$6,606	$25,797	$10,810
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,658	1,746	1,357
(Recovery) provision for loan losses	(3,380)	(1,499)	5,777
Recovery of losses on real estate owned	(25)	(98)	(1,002)
Gain on sale of loans, net	(25,799)	(68,493)	(38,017)
(Gain) loss on sale of real estate owned, net	(288)	(1,213)	287
Stock-based compensation	526	768	1,254
(Benefit) provision for deferred income taxes	(1,041)	4,275	1,282
Tax effect from stock-based compensation	315	92	—
(Decrease) increase in accounts payable, accrued interest and other liabilities	(2,110)	1,051	2,372
Decrease in prepaid expenses and other assets	149	2,589	2,688
Loans originated for sale	(1,967,622)	(3,496,531)	(2,516,637)
Proceeds from sale of loans	2,039,528	3,586,581	2,517,505
Net cash provided by (used for) operating activities	48,517	55,065	(12,324)

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(25,911)	40,816	62,149
Purchase of investment securities	(800)	—	—
Principal payments from investment securities	2,910	3,295	3,341
Redemption of FHLB – San Francisco stock	8,217	6,982	4,721
Proceeds from sale of real estate owned	4,156	13,408	19,895
Purchase of premises and equipment	(715)	(1,111)	(2,595)
Net cash (used for) provided by investing activities	(12,143)	63,390	87,511

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2014	2013	2012
Cash flows from financing activities:
(Decrease) increase in deposits, net	(25,140)	(38,401)	15,644
Proceeds from long-term borrowings	—	—	10,000
Repayments of long-term borrowings	(65,060)	(20,055)	(90,052)
Treasury stock purchases	(17,182)	(8,959)	(6,693)
Proceeds from exercise of stock options	385	296	72
Tax effect from stock-based compensation	(315)	(92)	—
Cash dividends	(3,964)	(2,541)	(1,572)
Net cash used for financing activities	(111,276)	(69,752)	(72,601)

Net (decrease) increase in cash and cash equivalents	(74,902)	48,703	2,586
Cash and cash equivalents at beginning of year	193,839	145,136	142,550
Cash and cash equivalents at end of year	$118,937	$193,839	$145,136
Supplemental information:
Cash paid for interest	$7,712	$10,935	$15,249
Cash paid for income taxes	$6,216	$15,195	$5,110
Transfer of loans held for sale to held for investment	$4,299	$4,601	$2,567
Real estate acquired in the settlement of loans	$4,810	$10,976	$24,113

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

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

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of Provident Bank.  The Bank's activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, commercial business and,  to a lesser extent, construction and consumer loans.  Deposits are collected primarily from 15 banking locations located in Riverside and San Bernardino counties in California.  PBM's activities include originating single-family loans, primarily first mortgages for sale to investors and to a lesser extent, for investment by the Bank.  Loans are primarily originated in Southern California and Northern California by loan agents employed by the Bank, from its banking locations and freestanding lending offices.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Redding, Riverside (3), Roseville, San Rafael, Santa Barbara and Westlake Village, California.

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

Investment securities
The Corporation classifies its qualifying investments as available for sale or held to maturity.  The Corporation’s policy of classifying investments as held to maturity is based upon its ability and management’s positive intent to hold such securities to maturity.  Securities held to maturity are carried at amortized historical cost.  All other securities are classified as available for sale and are carried at fair value.  Fair value generally is determined based upon quoted market prices.  Changes in net unrealized gains (losses) on securities available for sale are included in accumulated other comprehensive income, net of tax.  Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method.  Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method.

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
June 30, 2014

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

Loans sold to the FHLB – San Francisco under the MPF program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  On October 6, 2006, the FHLB – San Francisco announced that it would no longer offer new commitments to purchase mortgage loans from its members, but it would retain its existing portfolio of mortgage loans.  As of June 30, 2014, the Bank serviced $38.6 million of loans under this program and has established a recourse liability of $274,000 as compared to $52.1 million of loans serviced and a recourse liability of $746,000 at June 30, 2013.  A net realized loss of $139,000, $194,000 and $439,000 was recognized in fiscal 2014, 2013 and 2012, respectively, under this program.  The recourse liability and recognized losses in fiscal 2014, 2013 and 2012 were attributable to the cumulative loan losses which have largely extinguished the first loss account established by the FHLB – San Francisco.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2014, 2013 and 2012, the Bank repurchased $437,000, $1.4 million and $1.6 million of single-family loans, respectively.  Other repurchase requests were settled for $666,000, $5.6 million and $439,000 in fiscal 2014, 2013 and 2012, respectively, which did not result in the repurchase of the loan itself. In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $630,000 and $1.4 million for loans sold to other investors as of June 30, 2014 and 2013, respectively.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Activity in the recourse liability for the years ended June 30, 2014 and 2013 was as follows:

(In Thousands)	2014	2013
Balance, beginning of year	$2,111	$6,183
Recourse (recovery) provision	(469)	1,739
Net settlements in lieu of loan repurchases	(738)	(5,811)
Balance, end of the year	$904	$2,111

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2014, 2013 and 2012 were $750,000, $299,000 and $131,000, respectively.  As of June 30, 2014 and 2013, the Bank’s recourse liability was $113,000 and $89,000, respectively, for future loan sale premium refunds.

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

Mortgage servicing assets (“MSA”) are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of MSA is based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The Bank periodically evaluates MSA for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  MSA at June 30, 2014 had a carrying value of $295,000 and a fair value of $357,000, compared to a carrying value of $334,000 and a fair value of $395,000 at June 30, 2013. For additional information, see Note 4 of the Notes to Consolidated Financial Statements, “Mortgage Loan Servicing and Loans Originated for Sale.”

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2014 and 2013, the fair value of the interest-only strips was $62,000 and $98,000, respectively, and the net unrealized gain after statutory taxes of the interest-only strips was $35,000 and $56,000, respectively.

Loans held for sale
Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in (a) Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other surrounding counties and (b) Northern California, primarily Alameda, Marin, Placer and Shasta and other surrounding counties.  The loans have been hedged with loan sale commitments, To-be-Announced ("TBA") Mortgage-Backed-Securities ("MBS") trades and option contracts.  The loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.  The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option (ASC 825, “Financial Instruments”) on loans held for sale.

Loans held for investment
Loans held for investment consist primarily of long-term adjustable rate loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  Additionally, multi-family and commercial real estate loans are becoming a substantial part of loans held for investment.  These loans are generally offered to customers and businesses located in the same areas of Southern and Northern California described above.

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method.  Amortization is discontinued for non-performing loans.  Interest receivable represents, for the most part, the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment.  Interest receivable is accrued only if deemed collectible.  Loans are placed on non-performing status when they become 90 days past due or if the loan is deemed impaired.  When a loan is placed on non-performing status, interest accrued but not

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

received is reversed against interest income.  Interest income on non-performing loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible.  If the principal balance is not deemed collectible, the entire payment received (principal and interest) is applied to the outstanding loan balance. Non-performing loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history and when future payments are expected to be collected.

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

Troubled debt restructuring (“restructured loans”)
A restructured loan is a loan which the Corporation, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Corporation would not otherwise consider. These financial difficulties include, but are not limited to, the borrowers default status on any of their debts, bankruptcy and recent changes in their financial circumstances (loss of job, etc.).

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

a)	A reduction in the stated interest rate.

b)	An extension of the maturity at an interest rate below market.

c)	A reduction in the accrued interest.

d)	Extensions, deferrals, renewals and rewrites.

e)	Loans that have been discharged in a Chapter 7 Bankruptcy that have not been reaffirmed by the borrower.

To qualify for restructuring, a borrower must provide evidence of creditworthiness such as, current financial statements, most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Corporation.  The Corporation re-underwrites the loan with the borrower's updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

The Corporation measures the allowance for loan losses of restructured loans based on the difference between the loan's original carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

on the OCC's guidance with respect to restructured loans and to conform to general practices within the banking industry, the Corporation maintains certain restructured loans on accrual status, provided there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

Other restructured loans are classified as “Substandard” and placed on non-performing status.  The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above; multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of corroborating characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  The deferred income tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2014, the estimated deferred tax asset was $5.6 million, a $1.2 million or 27 percent increase, from $4.4 million at June 30, 2013. The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The increase in the deferred tax asset resulted primarily from items related to non-accruing loans, fair value adjustments, loss reserve adjustments and FHLB stock dividend redemptions. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2014 or 2013.

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

Cash dividend
A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors, who take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.   Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.  For additional information, see Note 22 of the Notes to Consolidated Financial Statements regarding the subsequent event related to the cash dividend.

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2014, the Corporation repurchased 1.1 million shares under the March 2013, November 2013 and May 2014 stock repurchase programs with an average cost of $15.25 per share.  The March 2013 program authorized the repurchase of up to 5% of outstanding shares, or 522,523 shares, of which the remaining authorized shares available for repurchase were 399,792 at the beginning fiscal 2014. The November 2013 program authorized the repurchase of up to 5% of outstanding shares, or 499,905 shares; and the May 2014 program authorized the repurchase of up to 5% of outstanding shares, or 476,960 shares. The March 2013 program was completed in November 2013; and the November 2013 program was completed in May 2014.  As of June 30, 2014, a total of 226,933 shares have been purchased under the May 2014 stock repurchase program (at an average cost of $14.51 per share), or 48%, of the shares authorized, leaving 250,027 shares available for future purchases.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  The adoption of ASC 718 resulted in stock-based compensation expense related to issued and unvested stock option grants.  The stock-based compensation expense, inclusive of restricted stock expense, for the years ended June 30, 2014, 2013 and 2012 was $526,000, $768,000 and $1.3 million, respectively.

Employee Stock Ownership Plan ("ESOP")
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

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statement of Financial Condition.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2014 and 2013, the accrued liability for post retirement benefits was $232,000 and $253,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

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

Accounting standard updates (“ASU”)

ASU 2011-11:
In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210) -Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU enhances disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information enables users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of set off associated with certain financial instruments and derivative instruments in the scope of this ASU. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this ASU did not have a material impact on the Corporation's consolidated financial statements; however, there was a significant impact related to the footnotes to the financial statements upon adoption as disclosed in Note 21.

ASU 2013-01:
In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU amends ASU 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in ASU 2011-11. The amendments were effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on the Corporation's consolidated financial statements; however, there was a significant impact related to the footnotes to the financial statements upon adoption as disclosed in Note 21.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

ASU 2013-11:
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU 2014-04:
In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments in this ASU are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Holding foreclosed real estate property presents different operational and economic risk to creditors compared with holding an impaired loan. Therefore, consistency in the timing of loan derecognition and presentation of foreclosed real estate properties is of qualitative significance to users of the creditor’s financial statements. Additionally, the disclosure of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure is expected to provide decision-useful information to many users of the creditor’s financial statements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU 2014-14:
In August 2014, the FASB issued ASU 2014-14," Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." Current GAAP provides classification and measurement guidance for situations in which a creditor obtains a debtor’s assets in satisfaction of a receivable, including receipt of assets through foreclosure, but does not provide specific guidance on how to classify and measure foreclosed loans that are government guaranteed. Current GAAP also does not provide guidance on how to determine the unit of account; that is, whether a single asset should be recognized or whether two separate assets should be recognized (real estate and a guarantee receivable). In practice, most creditors derecognize the loan and recognize a single asset. Some creditors recognize a nonfinancial asset (other real estate owned), while others recognize a financial asset (typically, a guarantee receivable). Regardless of the classification of the asset (or assets), measurement of the asset (or total measurement of the assets) in practice generally represents the amount recoverable under the guarantee. The amendments in this ASU should reduce diversity in practice by providing guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2014 and 2013 were as follows:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
Certificate of deposits	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale
U.S. government agency MBS	$8,772	$337	$—	$9,109	$9,109
U.S. government sponsored enterprise MBS	6,128	257	—	6,385	6,385
Private issue CMO (1)	841	12	—	853	853
Total investment securities - available for sale	$15,741	$606	$—	$16,347	$16,347
Total investment securities	$16,541	$606	$—	$17,147	$17,147

(1)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS	$10,361	$455	$—	$10,816	$10,816
U.S. government sponsored enterprise MBS	7,255	420	—	7,675	7,675
Private issue CMO	1,036	1	(18)	1,019	1,019
Total investment securities	$18,652	$876	$(18)	$19,510	$19,510

In fiscal 2014, 2013 and 2012, the Corporation received MBS principal payments of $2.9 million, $3.3 million and $3.3 million, respectively, and did not purchase or sell investment securities, other than in fiscal 2014 when the Corporation placed an $800,000 investment in time deposits at four minority-owned financial institutions to help fulfill the Company’s Community Reinvestment Act obligation.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

As of June 30, 2014, the Corporation held investments with no unrealized loss position. This compares to June 30, 2013 when the Corporation held investment with unrealized loss position of $18,000, consisting of the following:

As of June 30, 2013	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$848	$18	$—	$—	$848	$18
Total	$848	$18	$—	$—	$848	$18

As of June 30, 2013, the unrealized holding loss was less than 12 months on one adjustable rate private issue CMO, primarily the result of market interest rate movement and perceived credit and liquidity concerns.  Based on the nature of the investment, management concluded that such unrealized loss was not other than temporary as of June 30, 2013.  The Corporation does not believe that there are any other-than-temporary impairments at June 30, 2014 and 2013; and no impairment losses have been recorded for fiscal 2014, 2013 and 2012.  The Corporation intends and has the ability to hold the CMO securities until maturity and will not likely be required to sell the CMO security before realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2014 and 2013 were as follows:

	June 30, 2014		June 30, 2013
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$800	$800	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total investment securities - held to maturity	$800	$800	$—	$—

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	15,741	16,347	18,652	19,510
Total investment securities - available for sale	$15,741	$16,347	$18,652	$19,510
Total investment securities	$16,541	$17,147	$18,652	$19,510

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2014 and 2013:

(In Thousands)	June 30, 2014	June 30, 2013
Mortgage loans:
Single-family	$377,997	$404,341
Multi-family	301,211	262,316
Commercial real estate	96,803	92,488
Construction	2,869	292
Commercial business loans	1,237	1,687
Consumer loans	306	437
Total loans held for investment, gross	780,423	761,561

Undisbursed loan funds	(1,090)	(292)
Deferred loan costs, net	2,552	2,063
Allowance for loan losses	(9,744)	(14,935)
Total loans held for investment, net	$772,141	$748,397

As of June 30, 2014, the Corporation had $23.3 million in mortgage loans that were subject to negative amortization, consisting of $18.7 million in multi-family loans, $3.7 million in single-family loans and $856,000 in commercial real estate loans. This compares to $33.3 million of negative amortization mortgage loans at June 30, 2013, consisting of $24.4 million in multi-family loans, $5.1 million in single-family loans and $3.8 million in commercial real estate loans.  During fiscal 2014 and 2013, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of June 30, 2014 and 2013, the interest-only ARM loans totaled $170.7 million and $188.5 million, or 21.8% and 24.7% of gross loans held for investment, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following table sets forth information at June 30, 2014 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 4% of loans held for investment at June 30, 2014, down from 5% at June 30, 2013.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$331,852	$10,509	$12,216	$7,925	$15,495	$377,997
Multi-family	94,646	39,494	152,610	8,264	6,197	301,211
Commercial real estate	35,613	6,163	44,935	—	10,092	96,803
Construction	2,869	—	—	—	—	2,869
Commercial business loans	328	—	125	—	784	1,237
Consumer loans	294	—	—	—	12	306
Total loans held for investment, gross	$465,602	$56,166	$209,886	$16,189	$32,580	$780,423

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

In compliance with the regulatory reporting requirements of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation's asset quality reports as restructured loans, the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying ASC 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, individually evaluated allowances are calculated based on their fair values and if their fair values are higher than their loan balances, no allowances are required.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following tables summarize the Corporation’s allowance for loan losses at June 30, 2014 and 2013:

(In Thousands)	June 30, 2014	June 30, 2013
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$5,476	$8,949
Multi-family	3,142	4,689
Commercial real estate	989	1,053
Construction	35	—
Commercial business loans	51	78
Consumer loans	10	12
Total collectively evaluated allowance	9,703	14,781

Individually evaluated for impairment:
Mortgage loans:
Single-family	—	113
Commercial business loans	41	41
Total individually evaluated allowance	41	154
Total loan loss allowance	$9,744	$14,935

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:

(In Thousands)	Year Ended June 30,
	2014	2013	2012

Balance, beginning of year	$14,935	$21,483	$30,482
(Recovery) provision for loan losses	(3,380)	(1,499)	5,777
Recoveries	929	762	375
Charge-offs	(2,740)	(5,811)	(15,151)
Balance, end of year	$9,744	$14,935	$21,483

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses or charge-offs at June 30, 2014 and 2013:

(In Thousands)	June 30, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$5,480	$(1,148)	$4,332
Without a related allowance (2)	6,067	—	6,067
Total single-family loans	11,547	(1,148)	10,399

Multi-family:
With a related allowance	956	(354)	602
Without a related allowance (2)	2,491	—	2,491
Total multi-family loans	3,447	(354)	3,093

Commercial real estate:
Without a related allowance (2)	2,352	—	2,352
Total commercial real estate loans	2,352	—	2,352

Commercial business loans:
With a related allowance	138	(46)	92
Total commercial business loans	138	(46)	92

Total non-performing loans	$17,484	$(1,548)	$15,936

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$9,908	$(2,350)	$7,558
Without a related allowance (2)	5,665	—	5,665
Total single-family loans	15,573	(2,350)	13,223

Multi-family:
With a related allowance	4,519	(1,320)	3,199
Without a related allowance (2)	558	—	558
Total multi-family loans	5,077	(1,320)	3,757

Commercial real estate:
Without a related allowance (2)	4,572	—	4,572
Total commercial real estate loans	4,572	—	4,572

Commercial business loans:
With a related allowance	189	(59)	130
Total commercial business loans	189	(59)	130

Total non-performing loans	$25,411	$(3,729)	$21,682

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At June 30, 2014 and 2013, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses or charge-offs, as of June 30, 2014 and 2013:

As of June 30, 2014 (In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$1,433	$—	$2,655	$6,311	$10,399
Multi-family	413	—	165	2,515	3,093
Commercial real estate	—	455	576	1,321	2,352
Commercial business loans	—	—	—	92	92
Total	$1,846	$455	$3,396	$10,239	$15,936

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

As of June 30, 2013 (In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$2,089	$1,650	$1,801	$7,683	$13,223
Multi-family	2,109	383	—	1,265	3,757
Commercial real estate	1,183	—	1,744	1,645	4,572
Commercial business loans	—	—	—	130	130
Total	$5,381	$2,033	$3,545	$10,723	$21,682

During the fiscal years ended June 30, 2014, 2013 and 2012, the Corporation’s average investment in non-performing loans was $17.0 million, $24.2 million and $34.4 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal years ended June 30, 2014, 2013 and 2012, interest income of $546,000, $885,000 and $1.6 million, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $800,000 , $878,000 and $876,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, and was not included in the loan interest income; while $498,000, $542,000 and $0, respectively, were collected and applied to the net loan balances.

The effect of the non-performing loans on interest income for the years ended June 30, 2014, 2013 and 2012 is presented below:

(In Thousands)	Year Ended June 30,
	2014	2013	2012

Contractual interest due	$1,346	$1,763	$2,432
Interest recognized	(546)	(885)	(1,556)
Net foregone interest	$800	$878	$876

For the fiscal year ended June 30, 2014, there was one loan with an outstanding balance of $221,000 that was newly modified from its original terms, re-underwritten and identified as a restructured loan.  Subsequent to the modification, this loan was paid off in fiscal 2014. This compares to no loans that were restructured during the fiscal year ended June 30, 2013.  During the fiscal year ended June 30, 2014 and 2013, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2014, there were two restructured loans for $810,000 whose modifications were extended beyond the initial maturity of the modification.  For the fiscal year ended June 30, 2013, one restructured loan with a total balance of $131,000 had its modification extended beyond the initial maturity of the modification.

As of June 30, 2014, the net outstanding balance of the Corporation's 17 restructured loans was $6.0 million:  one was classified as special mention and remains on accrual status ($343,000); and 16 were classified as substandard ($5.6 million, all of which are on non-accrual status).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of June 30, 2014, $3.7 million, or 62 percent, of the restructured loans were current with respect to their payment status. As of June 30, 2013, the net outstanding balance the Corporation's of 26 restructured loans was $9.5 million: one loan was classified as special mention and remains on accrual status ($434,000); and 25 loans were classified as substandard ($9.1 million, all on non-accrual status). As of June 30, 2013, $6.5 million, 68 percent, of the restructured loans had a current payment status.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above, multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”) must also demonstrate a combination

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

of the following characteristics to be upgraded to the pass category: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2014 and 2013:

(In Thousands)	June 30, 2014	June 30, 2013
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,957	$5,094
Multi-family	1,760	2,521
Commercial real estate	800	1,354
Commercial business loans	92	123
Total	5,609	9,092

Restructured loans on accrual status:
Mortgage loans:
Single-family	343	434
Total	343	434
Total restructured loans	$5,952	$9,526

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following table shows the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2014 and 2013:

(In Thousands)	June 30, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$994	$(248)	$746
Without a related allowance (2)	2,554	—	2,554
Total single-family loans	3,548	(248)	3,300

Multi-family:
Without a related allowance (2)	1,760	—	1,760
Total multi-family loans	1,760	—	1,760

Commercial real estate:
Without a related allowance (2)	800	—	800
Total commercial real estate loans	800	—	800

Commercial business loans:
With a related allowance	138	(46)	92
Total commercial business loans	138	(46)	92

Total restructured loans	$6,246	$(294)	$5,952

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(In Thousands)	June 30, 2013
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$3,774	$(795)	$2,979
Without a related allowance (2)	2,549	—	2,549
Total single-family loans	6,323	(795)	5,528

Multi-family:
With a related allowance	3,266	(1,006)	2,260
Without a related allowance (2)	261	—	261
Total multi-family loans	3,527	(1,006)	2,521

Commercial real estate:
Without a related allowance (2)	1,354	—	1,354
Total commercial real estate loans	1,354	—	1,354

Commercial business loans:
With a related allowance	180	(57)	123
Total commercial business loans	180	(57)	123
Total restructured loans	$11,384	$(1,858)	$9,526

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2014	2013	2012

Balance, beginning of year	$2,024	$2,030	$2,036
Originations	691	3,581	2,807
Sales and payments	(704)	(3,587)	(2,813)
Balance, end of year	$2,011	$2,024	$2,030

As of June 30, 2014 and 2013, all of the related-party loans were performing in accordance with their original contractual terms.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:

(In Thousands)	As of June 30,
	2014	2013	2012
Loans serviced for Freddie Mac	$4,574	$4,160	$4,727
Loans serviced for Fannie Mae	38,470	34,023	24,063
Loans serviced for FHLB – San Francisco	38,602	52,096	68,013
Loans serviced for other investors	1,088	1,877	2,072
Total loans serviced for others	$82,734	$92,156	$98,875

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s Consolidated Statements of Operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2014 and 2013, the Corporation held borrowers’ escrow balances related to loans serviced for others of $263,000 and $283,000, respectively.

In estimating fair values of the MSA at June 30, 2014 and 2013, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 38.24% and 24.90%, respectively, and a weighted-average discount rate of 9.14% and 9.11%, respectively.  The CPR was derived from an independent third party and the weighted-average discount rate was derived from market data. The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $295,000 and a fair value of $357,000 at June 30, 2014.  This compares to the MSA at June 30, 2013 which had a carrying value of $334,000 and a fair value of $395,000.  An allowance may be recorded to adjust the carrying value of each category of MSA to the lower of cost or market.  As of June 30, 2014, a total allowance of $259,000 was required for five categories of MSA, compared to a total allowance of $200,000 for five categories of MSA as of June 30, 2013.  Total additions to the MSA during the years ended June 30, 2014, 2013 and 2012 were $80,000, $104,000 and $106,000, respectively.  Total amortization of the MSA during the years ended June 30, 2014, 2013 and 2012 was $60,000, $61,000 and $45,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis are described in Note 1 under PBM activities.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following table summarizes the Corporation’s MSA for years ended June 30, 2014 and 2013:

	Year Ended June 30,
(Dollars In Thousands)	2014	2013

MSA balance, beginning of fiscal year	$534	$491
Additions	80	104
Amortization	(60)	(61)
MSA balance, end of fiscal year, before allowance	554	534
Allowance	(259)	(200)
MSA balance, end of fiscal year	$295	$334

Fair value, beginning of fiscal year	$395	$398
Fair value, end of fiscal year	$357	$395

Allowance, beginning of fiscal year	$200	$164
Impairment provision	59	36
Allowance, end of fiscal year	$259	$200

Key Assumptions:
Weighted-average discount rate	9.14%	9.11%
Weighted-average prepayment speed	38.24%	24.90%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2015	$98
2016	63
2017	22
2018	12
2019	7
Thereafter	352
Total estimated amortization expense	$554

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2014 and 2013.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2014	2013
MSA net carrying value	$295	$334

CPR assumption (weighted-average)	38.24%	24.90%
Impact on fair value with 10% adverse change in prepayment speed	$(16)	$(18)
Impact on fair value with 20% adverse change in prepayment speed	$(31)	$(33)

Discount rate assumption (weighted-average)	9.14%	9.11%
Impact on fair value with 10% adverse change in discount rate	$(12)	$(12)
Impact on fair value with 20% adverse change in discount rate	$(24)	$(24)

The Corporation has also recorded interest-only strips with a fair value of $62,000, comprised of gross unrealized gains of $61,000 and an unamortized cost of $1,000 at June 30, 2014.   This compares to interest-only strips at June 30, 2013 with a fair value of $98,000, comprised of gross unrealized gains of $96,000 and an unamortized cost of $2,000.  There were no additions to interest-only strips during fiscal 2014, 2013 or 2012.  Total amortization of the interest-only strips during the years ended June 30, 2014, 2013 and 2012 were $1,000, $1,000 and $1,000, respectively.

Loans sold consisted of the following for the years indicated:

(In Thousands)	Year Ended June 30,
	2014	2013	2012
Loans sold:
Servicing – released	$1,990,087	$3,506,027	$2,460,281
Servicing – retained	9,189	16,331	13,121
Total loans sold	$1,999,276	$3,522,358	$2,473,402

During the years ended June 30, 2014, 2013 and 2012, the Corporation sold 12%, 20% and 43%, respectively, of its loans originated for sale to a single investor, other than Freddie Mac or Fannie Mae.  If the Corporation is unable to sell loans to this investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Loans held for sale, at fair value, at June 30, 2014 and 2013 consisted of the following:

(In Thousands)	June 30,
	2014	2013
Fixed rate	$155,034	$183,999
Adjustable rate	3,849	4,051
Total loans held for sale, at fair value	$158,883	$188,050

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Note 5: Real Estate Owned

Real estate owned at June 30, 2014 and 2013 consisted of the following:

(In Thousands)	June 30,
	2014	2013
Real estate owned	$2,586	$2,440
Allowance for estimated real estate owned losses	(119)	(144)
Total real estate owned, net	$2,467	$2,296

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2014, real estate owned was comprised of two single-family residences and two commercial real estate properties located in Southern California.  This compares to 10 real estate owned properties at June 30, 2013, primarily comprised of single-family residences located in Southern California.

During fiscal 2014, the Corporation acquired nine real estate owned properties in the settlement of loans and sold 15 properties for a net gain of $288,000.  In fiscal 2013, the Corporation acquired 25 real estate owned properties in the settlement of loans and sold 39 properties for a net gain of $1.2 million.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the years ended June 30, 2014, 2013 and 2012 consisted of the following:

(In Thousands)	Year Ended June 30,
	2014	2013	2012
Net gains (losses) on sale	$288	$1,213	$(287)
Net operating expenses	(295)	(395)	(835)
Recovery from the allowance for estimated real estate owned losses	25	98	1,002
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	$18	$916	$(120)

Note 6: Premises and Equipment

Premises and equipment at June 30, 2014 and 2013 consisted of the following:

(In Thousands)	June 30,
	2014	2013
Land	$2,853	$2,853
Buildings	8,342	8,135
Leasehold improvements	2,963	2,917
Furniture and equipment	5,578	5,542
Automobiles	151	140
	19,887	19,587
Less accumulated depreciation and amortization	(13,518)	(12,896)
Total premises and equipment, net	$6,369	$6,691

Depreciation and amortization expense for the years ended June 30, 2014, 2013 and 2012 amounted to $1.0 million, $1.0 million and $800,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Note 7: Deposits

Deposits at June 30, 2014 and 2013 consisted of the following:

(Dollars in Thousands)	June 30, 2014		June 30, 2013
	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$58,654	—	$57,835
Checking deposits – interest-bearing (1)	0% - 0.35%	202,769	0% - 0.25%	206,784
Savings deposits (1)	0% - 1.00%	239,429	0% - 1.00%	229,779
Money market deposits (1)	0% - 2.00%	26,125	0% - 2.00%	26,399
Time deposits (1)
Under $100 (2)	0.00% - 3.90%	184,895	0.00% - 4.88%	206,039
$100 and over	0.10% - 3.79%	185,998	0.10% - 4.88%	196,174
Total deposits		$897,870		$923,010
Weighted-average interest rate on deposits		0.56%		0.66%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

(2)	Includes brokered deposits of $3.0 million and $4.7 million at June 30, 2014 and 2013, respectively.

The aggregate annual maturities of time deposits at June 30, 2014 and 2013 were as follows:

(In Thousands)	June 30,
	2014	2013
One year or less	$173,519	$255,594
Over one to two years	104,042	93,919
Over two to three years	52,705	33,193
Over three to four years	8,761	9,010
Over four to five years	31,711	8,930
Over five years	155	1,567
Total time deposits	$370,893	$402,213

Interest expense on deposits for the periods indicated is summarized as follows:

(In Thousands)	Year Ended June 30,
	2014	2013	2012
Checking deposits – interest-bearing	$290	$283	$481
Savings deposits	606	578	763
Money market deposits	95	117	156
Time deposits	4,504	5,607	7,015
Total interest expense on deposits	$5,495	$6,585	$8,415

The Corporation is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2014 and 2013 were sufficient to cover the reserve requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2014 and 2013 of $727.4 million and $685.4 million, respectively.  In addition, the Bank pledged investment securities totaling $833,000 at June 30, 2014 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $1.0 million at June 30, 2013.  At June 30, 2014, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $393.8 million as compared to $427.5 million at June 30, 2013 which was similarly limited.  As of June 30, 2014 and 2013, the remaining/available borrowing facility was $344.8 million and $310.9 million, respectively, and the remaining/available collateral was $537.8 million and $369.4 million, respectively.  As of June 30, 2014 and 2013, the Bank has also secured a $14.4 million and $17.2 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $15.2 million and $18.1 million, respectively.

Borrowings at June 30, 2014 and 2013 consisted of the following:

(In Thousands)	June 30,
	2014	2013
FHLB – San Francisco advances	$41,431	$106,491

In addition to the total borrowings described above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2014 and 2013 were $5.0 million and $7.5 million, respectively; and the outstanding MPF credit enhancement at these dates was $2.5 million and $2.5 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held the required stock investment of $7.1 million and no excess capital stock at June 30, 2014, as compared to the required investment of $8.7 million and excess capital stock of $6.6 million at June 30, 2013.

In fiscal 2014 and 2013, the FHLB – San Francisco redeemed $8.2 million and $7.0 million of excess capital stock.  In fiscal 2014, 2013 and 2012, the FHLB – San Francisco distributed $793,000, $438,000 and $99,000 of cash dividends, respectively, to the Bank.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2014	2013	2012

Balance outstanding at the end of year: FHLB – San Francisco advances	$41,431	$106,491	$126,546

Weighted-average rate at the end of year: FHLB – San Francisco advances	3.18%	3.55%	3.53%

Maximum amount of borrowings outstanding at any month end: FHLB – San Francisco advances	$81,486	$126,542	$216,577

Average short-term borrowings during the year with respect to (1):
FHLB – San Francisco advances	$13,333	$61,667	$57,500

Weighted-average short-term borrowing rate during the year with respect to (1):
FHLB – San Francisco advances	3.14%	3.87%	3.54%
(1) Borrowings with a remaining term of 12 months or less.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The aggregate annual contractual maturities of borrowings at June 30, 2014 and 2013 are as follows:

(Dollars in Thousands)	June 30,
	2014	2013
Within one year	$—	$65,000
Over one to two years	—	—
Over two to three years	—	—
Over three to four years	10,080	—
Over four to five years	10,000	10,101
Over five years	21,351	31,390
Total borrowings	$41,431	$106,491
Weighted average interest rate	3.18%	3.55%

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

(In Thousands)	Year Ended June 30,
	2014	2013	2012

Current:
Federal	$4,272	$9,585	$4,984
State	1,773	3,056	1,662
	6,045	12,641	6,646
Deferred:
Federal	(611)	2,454	947
State	(430)	1,821	335
	(1,041)	4,275	1,282
Provision for income taxes	$5,004	$16,916	$7,928

The Corporation's tax effect from non-qualified equity compensation in fiscal 2014 and 2013 was $(315,000) and $(92,000), repectively, while there were no deferred tax benefits from non-qualified equity compensation in fiscal 2012.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2014		2013		2012
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$3,982	34.3%	$14,950	35.0%	$6,558	35.0%
State income tax	813	7.0%	3,002	7.0%	1,300	6.9%
Changes in taxes resulting from:
Bank-owned life insurance	(65)	(0.6)%	(64)	(0.1)%	(66)	(0.4)%
Non-deductible expenses	30	0.3%	63	0.1%	33	0.2%
Non-deductible stock-based compensation	(22)	(0.2)%	82	0.2%	110	0.6%
Release of FIN 48 tax liabilities	—	—%	(825)	(1.9)%	—	—%
Other	266	2.3%	(292)	(0.7)%	(7)	—%
Effective income tax	$5,004	43.1%	$16,916	39.6%	$7,928	42.3%

Deferred tax assets at June 30, 2014 and 2013 by jurisdiction were as follows:

(In Thousands)	June 30,
	2014	2013

Deferred taxes - federal	$4,185	$3,465
Deferred taxes - state	1,403	960
Total net deferred tax assets	$5,588	$4,425

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Net deferred tax assets at June 30, 2014 and 2013 were comprised of the following:

(In Thousands)	June 30,
	2014	2013

Loss reserves	$6,852	$9,341
Non-accrued interest	647	420
Deferred compensation	2,982	3,106
Accrued vacation	315	323
State taxes	131	924
Other	507	202
Total deferred tax assets	11,434	14,316

FHLB - San Francisco stock cash dividends	(956)	(2,069)
Unrealized gain on derivative financial instruments, at fair value	(522)	(2,916)
Unrealized gain on loans held for sale, at fair value	(711)	(1,422)
Unrealized gain on investment securities	(254)	(360)
Unrealized gain on interest-only strips	(25)	(41)
Deferred loan costs	(2,862)	(2,577)
Depreciation	(516)	(506)
Total deferred tax liabilities	(5,846)	(9,891)
Net deferred tax assets	$5,588	$4,425

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2014, the Corporation had no federal and state net tax loss carryforwards. Based on management's consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2014 and 2013 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

In fiscal year ended June 30, 2012, the Corporation recorded an $825,000 tax liability against the deferred tax asset as a result of a prior period adjustment for fiscal 2009 and an $825,000 charge against retained earnings in stockholders' equity, pursuant to ASC 740-10. The liability was established as a result of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability. The understatement was the result of the early recognition of taxable income in closed tax years that should have been recognized in open tax years. The prior period adjustment was presented as a reduction in other assets and retained earnings. The early recognition of this liability could be argued by the Internal Revenue Service to not relieve the Corporation of once again recognizing that same taxable income in the appropriate subsequent open tax years. Therefore to eliminate this possibility, the Corporation pursued several remedies including filing a request for accounting method change with federal tax authorities to effectively recover the overpayment of taxes or eliminate any potential duplicate recognition. In August 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change attributable to the Corporation’s overstatement of certain income items.  As a result, the Corporation reversed the $825,000 tax liability which was recorded in the fiscal year ended June 30, 2012, decreasing the provision for income taxes for the fiscal year ended June 30, 2013.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 30, 2014, 2013, and 2012 is as follows:

(In Thousands)	2014	2013	2012
Balance of prior fiscal year end	$1,961	$1,961	$1,961
Additions based on tax positions related to the current year	—	—	—
Addition for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at June 30	$1,961	$1,961	$1,961

Retained earnings at June 30, 2014 included approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008. During fiscal 2014, the California Franchise Tax Board completed their tax review for the fiscal years 2009 and 2010; and the Corporation paid an additional $36,000 for fiscal 2010 income taxes. Tax years subsequent to fiscal 2010 remain subject to federal examination, while the California state tax returns for years subsequent to fiscal 2010 are subject to examination by state taxing authorities.  The Corporation believes that it has adequately provided or paid income tax obligations not yet resolved with federal and state tax authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal year ended June 30, 2014 and 2013, there were no tax penalties or interest charges.  For fiscal 2012, the Corporation paid $14,000 in interest charges and paid no penalties.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 Leverage Capital (as defined) to Total Assets (as defined) and of Tier 1 and Total Risk-Based Capital (as defined in the regulations) to Risk-Weighted Assets (as defined).  Management believes, as of June 30, 2014 and 2013, that the Bank met all its capital adequacy requirements.

As of June 30, 2014 and 2013, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum Tier 1 Leverage Capital (to total assets), Tier 1 Risk-Based Capital (to risk-weighted assets) and Total Risk-Based Capital (to risk-weighted assets), as set forth in the following table.  Management is not aware of any conditions or events since the notification that have changed the Bank’s category.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.  In fiscal 2014, 2013 and 2012, the Bank declared $27.5 million, $10.0 million and $8.0 million of cash dividends to its parent, the Corporation, respectively.

Federal regulations require that institutions with investments in subsidiaries conducting real estate investment and joint venture activities to maintain sufficient capital over the minimum regulatory requirements.  The Bank maintains capital in excess of the minimum requirements.

The Bank’s actual capital amounts and ratios as of June 30, 2014 and 2013 were as follows:

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014
Tier 1 Leverage Capital	$138,490	12.53%	$44,198	> 4.0%	$55,247	> 5.0%
Tier 1 Risk-Based Capital	$138,490	18.72%	N/A	N/A	$44,390	> 6.0%
Total Risk-Based Capital	$147,817	19.98%	$59,186	> 8.0%	$73,983	> 10.0%

As of June 30, 2013
Tier 1 Leverage Capital	$158,737	13.12%	$48,408	> 4.0%	$60,510	> 5.0%
Tier 1 Risk-Based Capital	$158,737	21.36%	N/A	N/A	$44,582	> 6.0%
Total Risk-Based Capital	$168,201	22.64%	$59,442	> 8.0%	$74,303	> 10.0%

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of a participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $707,000, $852,000 and $563,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2014 and 2013, the accrued liability of the post-retirement compensation agreements was $4.7 million and $4.4 million, respectively; costs are being accrued and expensed annually.  For fiscal 2014 and 2013, the accrued expense for these liabilities was $351,000 and $471,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2014 and 2013, the total outstanding cash surrender value of the BOLI was $6.7 million and $6.5 million, respectively.  For fiscal 2014, 2013 and 2012, the total net non-taxable income from the BOLI was $190,000, $182,000 and $189,000, respectively.
Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

Initially the Corporation had a leveraged ESOP plan, but subsequent to March 31, 2011, the Corporation elected an unleveraged ESOP plan which recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the

Corporation’s common stock to be allocated to the ESOP participants.  The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2014, there were 20,000 shares and 15,781 shares that were purchased in the open market to fulfill the annual discretionary allocation for calendar 2014 and 2013, respectively. This compares to fiscal 2013 when the Corporation purchased 44,219 shares and 60,000 shares in the open market to fulfill the annual discretionary allocation for calendar 2013 and 2012, respectively. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2014, 2013 and 2012 was $558,000, $1.4 million and $375,000, respectively.  Available ESOP shares are allocated every calendar year end and the total shares allocated at December 31, 2013, 2012 and 2011 were 60,000 shares each year.

Note 12: Incentive Plans

As of June 30, 2014, the Corporation had five share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan ("2013 Plan"), 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan. For the years ended June 30, 2014, 2013 and 2012, the compensation cost for these plans was $526,000, $768,000 and $1.3 million, respectively.  Net income tax expense recognized in the Consolidated Statements of Operations for share-based compensation plans for the years ended June 30, 2014 and 2013 was $315,000 and $92,000, respectively; and no income tax benefit was recognized in the year ended June 30, 2012.

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

Equity Incentive Plan - Stock Options.  Under the 2013 Plan, the 2010 Plan and 2006 Plan (collectively, “the Plans”), options may not be granted at a price less than the fair market value at the date of the grant.  Options typically vest over a five-year or shorter period as long as the director, advisory director, director emeritus, officer or employee remains in service to the Corporation.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

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

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected volatility range	55.1%	55.2%	—%
Weighted-average volatility	55.1%	55.2%	—%
Expected dividend yield	2.6%	1.2%	—%
Expected term (in years)	7.7	7.7	0
Risk-free interest rate	2.3%	1.2%	—%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

In fiscal 2014, there were 20,000 options granted under the Plans with 50% vesting after two years of service and 50% vesting after four years of service. Also in fiscal 2014, the weighted-average fair value of the options granted as of the grant date was $6.80 per option, while 52,500 options were exercised and 31,300 options were forfeited. In fiscal 2013, there were 20,000 options granted under the Plans with 50% vesting after two years of service and 50% vesting after four years of service. Also in fiscal 2013, the weighted-average fair value of the options granted as of the grant date was $8.35 per option, while 42,000 options were exercised and 24,000 options were forfeited. There was no activity under the Plans in fiscal 2012, except the exercise of 9,000 options. As of June 30, 2014 and 2013, there were 499,750 options and 188,450 options, respectively, available for future grants under the Plans.

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2014, 2013 and 2012:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2011	766,800	$12.07
Granted	—	$—
Exercised	(9,000)	$7.03
Forfeited	—	$—
Outstanding at June 30, 2012	757,800	$12.13	7.32	$2,463
Vested and expected to vest at June 30, 2012	660,800	$12.82	7.08	$2,066
Exercisable at June 30, 2012	345,800	$17.73	5.35	$774

Outstanding at June 30, 2012	757,800	$12.13
Granted	20,000	$16.47
Exercised	(42,000)	$7.03
Forfeited	(24,000)	$7.41
Outstanding at June 30, 2013	711,800	$12.71	6.43	$4,429
Vested and expected to vest at June 30, 2013	668,900	$12.99	6.32	$4,100
Exercisable at June 30, 2013	497,300	$14.62	5.71	$2,785

Outstanding at June 30, 2013	711,800	$12.71
Granted	20,000	$15.14
Exercised	(52,500)	$7.34
Forfeited	(31,300)	$20.64
Outstanding at June 30, 2014	648,000	$12.84	5.55	$3,680
Vested and expected to vest at June 30, 2014	603,400	$13.13	5.42	$3,386
Exercisable at June 30, 2014	425,000	$14.89	4.60	$2,212

As of June 30, 2014 and 2013, there was $392,000 and $700,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.0 year and 2.2 years, respectively.  The forfeiture rate during fiscal 2014 and 2013 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

In fiscal 2014, a total of 15,000 shares of restricted stock were awarded with 50% vesting after two years of service and 50% vesting after four years of service; additionally 5,750 shares were forfeited. There was no restricted stock awarded in fiscal 2013, and the only activity consisted of the vesting and distribution of 73,050 shares and the forfeiture of 1,500 shares. In fiscal 2012, no restricted stock was awarded or forfeited, while 111,500 shares were vested and distributed. As of June 30, 2014 and 2013, there were 460,350 and 169,600 shares, respectively, available for future awards.

The following table summarizes the restricted stock activity in the years ended June 30, 2014, 2013 and 2012:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2011	258,300	$7.75
Awarded	—	$—
Vested	(111,500)	$8.56
Forfeited	—	$—
Unvested at June 30, 2012	146,800	$7.13
Expected to vest at June 30, 2012	117,440	$7.13

Unvested at June 30, 2012	146,800	$7.13
Awarded	—	$—
Vested	(73,050)	$7.19
Forfeited	(1,500)	$7.07
Unvested at June 30, 2013	72,250	$7.07
Expected to vest at June 30, 2013	57,800	$7.07

Unvested at June 30, 2013	72,250	$7.07
Awarded	15,000	$13.96
Vested	—	$—
Forfeited	(5,750)	$7.07
Unvested at June 30, 2014	81,500	$8.34
Expected to vest at June 30, 2014	65,200	$8.34

As of June 30, 2014 and 2013, the unrecognized compensation expense was $472,000 and $505,000, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.1 years and 2.0 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2014 and 2013.  No restricted shares were vested and distributed in the fiscal year ended June 30, 2014. For the fiscal years ended June 30, 2013 and 2012, the fair value of shares vested and distributed was $1.1 million and $922,000, respectively.

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
June 30, 2014

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

In fiscal 2014, 2013 and 2012, there was no activity under the Stock Option Plans, except forfeitures of 317,700 shares, 7,500 shares and 62,700 shares, respectively. As of June 30, 2014, there were no stock options available for future grants under the Stock Option Plans. At June 30, 2013, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  The remaining available stock options under the 1996 Stock Option Plan and the 2003 Stock Option Plan expired in January 2007 and November 2013, respectively.

The following is a summary of the activity in the Stock Option Plans for the years ended June 30, 2014, 2013 and 2012:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2011	482,900	$22.23
Granted	—	$—
Exercised	—	$—
Forfeited	(62,700)	$9.67
Outstanding at June 30, 2012	420,200	$24.11	2.47	$—
Vested and expected to vest at June 30, 2012	418,200	$24.13	2.46	$—
Exercisable at June 30, 2012	410,200	$24.21	2.41	$—

Outstanding at June 30, 2012	420,200	$24.11
Granted	—	$—
Exercised	—	$—
Forfeited	(7,500)	$13.67
Outstanding at June 30, 2013	412,700	$24.30	1.51	$—
Vested and expected to vest at June 30, 2013	412,700	$24.30	1.51	$—
Exercisable at June 30, 2013	412,700	$24.30	1.51	$—

Outstanding at June 30, 2013	412,700	$24.30
Granted	—	$—
Exercised	—	$—
Forfeited	(317,700)	$24.58
Outstanding at June 30, 2014	95,000	$23.33	2.06	$—
Vested and expected to vest at June 30, 2014	95,000	$23.33	2.06	$—
Exercisable at June 30, 2014	95,000	$23.33	2.06	$—

As of June 30, 2014 and 2013, there was no unrecognized compensation expense.

Note 13: Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation.

As of June 30, 2014, 2013 and 2012, there were outstanding options to purchase 743,000 shares, 1.1 million shares and 1.2 million shares of the Corporation’s common stock, respectively, of which 269,000 shares, 606,500 shares and 594,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2014, 2013 and 2012, there were outstanding restricted stock awards of 81,500 shares, 72,250 shares and 146,800 shares, respectively.

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2014, 2013 and 2012, respectively:

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$6,606	9,926,323	$0.67
Effect of dilutive shares:
Stock options		153,219
Restricted stock		31,243
Diluted EPS	$6,606	10,110,785	$0.65

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$25,797	10,601,145	$2.43
Effect of dilutive shares:
Stock options		160,861
Restricted stock		73,194
Diluted EPS	$25,797	10,835,200	$2.38

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$10,810	11,222,797	$0.96
Effect of dilutive shares:
Stock options		23,941
Restricted stock		40,467
Diluted EPS	$10,810	11,287,205	$0.96

Note 14: Commitments and Contingencies

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Corporation’s business.  The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Corporation, except as set forth below.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

On December 17, 2012, a lawsuit was filed against the Bank claiming for damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-exempt, resulting failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting penalties and to provide accurate wage statements. The plaintiff seeks unspecified monetary relief. The Bank believes that there are substantial defenses to this lawsuit and has defended vigorously. The Bank has accrued a $300,000 litigation reserve in the event the Bank is subjected to an unfavorable litigation result.

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:

Amount
Year Ending June 30,	(In Thousands)

2015	$2,272
2016	1,759
2017	1,304
2018	804
2019	341
Thereafter	186
Total minimum payments required	$6,666

Lease expense under operating leases was approximately $2.4 million, $2.2 million and $1.9 million for the years ended June 30, 2014, 2013 and 2012, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breeched representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of June 30, 2014, the Bank maintained a recourse liability related to these representations and warranties of $584,000, which consisted of $300,000 in non-contingent recourse liability and $284,000 in contingent recourse liability.  This compares to a recourse liability of $1.3 million at June 30, 2013, comprised of $600,000 in non-contingent recourse liability and $716,000 in contingent recourse liability.  In addition, the Bank maintained a recourse liability of $274,000 and $746,000 at June 30, 2014 and 2013, respectively, for loans sold to the FHLB – San Francisco under the MPF program, and a recourse liability of $46,000 and $48,000 at June 30, 2014 and 2013, respectively, for FHA mortgage insurance reserve.

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

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of June 30, 2014 and 2013, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $134.8 million and $262.5 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

Commitments	June 30, 2014	June 30, 2013
(Dollars In Thousands)
Undisbursed loan funds – Construction loans	$1,090	$292
Undisbursed lines of credit – Mortgage loans	616	774
Undisbursed lines of credit – Commercial business loans	1,222	952
Undisbursed lines of credit – Consumer loans	774	779
Commitments to extend credit on loans to be held for investment	2,247	6,872
Total	$5,949	$9,669

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA MBS trades, put option contracts and call option contracts are recorded at fair value on the Consolidated Statements of Financial Condition.  At June 30, 2014, $2.6 million was included in other assets and $1.4 million was included in other liabilities; at June 30, 2013, $7.4 million was included in other assets and $1.1 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in the Consolidated Statements of Operations.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2014 and 2013:

	For the Year Ended June 30,
(In Thousands)	2014	2013
Balance, beginning of the year	$115	$66
(Recovery) provision	(54)	49
Balance, end of the year	$61	$115

The net impact of derivative financial instruments on the gain on sale of loans contained in the Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012 was as follows:

(In Thousands)	For the Year Ended June 30,
Derivative Financial Instruments	2014	2013	2012

Commitments to extend credit on loans to be held for sale	$3,598	$(5,013)	$3,343
Mandatory loan sale commitments and TBA MBS trades	(8,233)	8,121	(1,895)
Option contracts	(18)	214	(360)
Total net (loss) gain	$(4,653)	$3,322	$1,088

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The outstanding derivative financial instruments at the dates indicated were as follows:

(In Thousands)	June 30, 2014		June 30, 2013
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value

Commitments to extend credit on loans to be held for sale (1)	$132,567	$2,566	$255,635	$(1,032)
Best efforts loan sale commitments	(18,069)	—	(29,847)	—
Mandatory loan sale commitments and TBA MBS trades	(258,021)	(1,428)	(410,897)	6,805
Option contracts	(10,000)	—	(10,000)	589
Total	$(153,523)	$1,138	$(195,109)	$6,362

(1)	Net of 28.0% percent at June 30, 2014 and 23.6% percent at June 30, 2013 of commitments, which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain (Loss)
As of June 30, 2014:
Loans held for sale, measured at fair value	$158,883	$152,192	$6,691

As of June 30, 2013:
Loans held for sale, measured at fair value	$188,050	$188,545	$(495)

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
June 30, 2014

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

Investment securities are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS and a private issue CMO.  The Corporation utilizes unadjusted quoted prices in active markets for identical securities for its fair value measurement of debt securities, quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2), and broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3).

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, other than non-performing commercial real estate loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3), or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy, for which the charge-off will occur when the loan becomes 60 days delinquent (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of its collateral (Level 2). Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

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

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$9,109	$—	$9,109
U.S. government sponsored enterprise MBS	—	6,385	—	6,385
Private issue CMO	—	—	853	853
Investment securities	—	15,494	853	16,347

Loans held for sale, at fair value	—	158,883	—	158,883
Interest-only strips	—	—	62	62

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	2,570	2,570
Derivative assets	—	—	2,570	2,570
Total assets	$—	$174,377	$3,485	$177,862

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$4	$4
Mandatory loan sale commitments	—	—	93	93
TBA MBS trades	—	1,335	—	1,335
Derivative liabilities	—	1,335	97	1,432
Total liabilities	$—	$1,335	$97	$1,432

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

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
June 30, 2014

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757
Total gains or losses (realized/unrealized):
Included in earnings	—	—	3,598	(207)	(18)	3,373
Included in other comprehensive loss	28	(36)	—	—	—	(8)
Purchases	—	—	—	—	603	603
Issuances	—	—	—	—	—	—
Settlements	(194)	—	—	31	(1,174)	(1,337)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at June 30, 2014	$853	$62	$2,566	$(93)	$—	$3,388

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2012	$1,242	$130	$3,981	$(163)	$36	$5,226
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(5,013)	156	214	(4,643)
Included in other comprehensive loss	(16)	(31)	—	—	—	(47)
Purchases	—	—	—	—	1,084	1,084
Issuances	—	—	—	—	—	—
Settlements	(207)	(1)	—	90	(745)	(863)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,910	$5,026	$15,936
Mortgage servicing assets	—	—	241	241
Real estate owned, net	—	2,467	—	2,467
Total	$—	$13,377	$5,267	$18,644

	Fair Value Measurement at June 30, 2013 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,650	$10,032	$21,682
Mortgage servicing assets	—	—	174	174
Real estate owned, net	—	2,296	—	2,296
Total	$—	$13,946	$10,206	$24,152

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2014:

(Dollars In Thousands)	Fair Value As of June 30, 2014	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$853	Market comparable pricing	Comparability adjustment	0.5% - 1.5% (1.4%)	Increase

Non-performing loans	$81	Discounted cash flow	Default rates	0.0% - 30.0% (0.0%)	Decrease
Non-performing loans	$4,945	Relative value analysis	Loss severity	20.0% - 38.0% (18.6%)	Decrease

Mortgage servicing assets	$241	Discounted cash flow	Prepayment speed (CPR) Discount rate	13.5% - 61.1% (43.1%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$62	Discounted cash flow	Prepayment speed (CPR) Discount rate	9.3% - 61.8% (44.3%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$2,570	Relative value analysis	TBA MBS broker quotes Fall-out ratio (3)	97.5% – 105.0% (102.2%) of par 23.2% - 28.4% (28.0%)	Decrease Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$4	Relative value analysis	TBA MBS broker quotes Fall-out ratio (3)	100.0% – 101.5% (101.5%) of par 23.2% - 28.4% (28.0%)	Increase Increase

Mandatory loan sale commitments	$93	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	108.1% of par 103.7% - 109.1% (105.3%) of par 0.0018%	Increase Increase Increase

(1)	The range is based on the historical estimated fair values and management estimates.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2014 and 2013 were as follows:

	June 30, 2014
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$772,141	$778,851	—	—	$778,851
FHLB – San Francisco stock	$7,056	$7,056	—	$7,056	—

Financial liabilities:
Deposits	$897,870	$875,440	—	—	$875,440
Borrowings	$41,431	$44,424	—	—	$44,424

	June 30, 2013
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$748,397	$742,256	—	—	$742,256
FHLB – San Francisco stock	$15,273	$15,273	—	$15,273	—

Financial liabilities:
Deposits	$923,010	$903,654	—	—	$903,654
Borrowings	$106,491	$110,404	—	—	$110,404

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the year ended June 30, 2014, there were no significant changes to the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 17. Reportable Segments

The segment reporting is organized consistent with the Corporation’s executive summary and operating strategy. The business activities of the Corporation consist primarily of the Bank and PBM, a division of the Bank.  The Bank's operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  PBM operations primarily consist of the origination, purchase and sale of mortgage loans secured by single-family residences.  The following table and discussion explain the results of the Corporation’s two major reportable segments, the Bank and PBM.

The following tables illustrate the Corporation’s operating segments for the years ended June 30, 2014, 2013 and 2012, respectively:

	For the Year Ended June 30, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$26,734	$3,989	$30,723
Recovery from the allowance for loan losses	(3,080)	(300)	(3,380)
Net interest income, after recovery from the allowance for loan losses	29,814	4,289	34,103

Non-interest income:
Loan servicing and other fees	504	573	1,077
Gain on sale of loans, net	411	25,388	25,799
Deposit account fees	2,469	—	2,469
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	15	3	18
Card and processing fees	1,370	—	1,370
Other	942	—	942
Total non-interest income	5,711	25,964	31,675

Non-interest expense:
Salaries and employee benefits	15,435	22,609	38,044
Premises and occupancy	2,601	1,867	4,468
Operating and administrative expenses	4,272	7,384	11,656
Total non-interest expense	22,308	31,860	54,168
Income (loss) before taxes	13,217	(1,607)	11,610
Provision (benefit) for income taxes	5,629	(625)	5,004
Net income (loss)	$7,588	$(982)	$6,606
Total assets, end of period	$946,260	$159,369	$1,105,629

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(In Thousands)	Year Ended June 30, 2013
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$27,835	$5,522	$33,357
Recovery from the allowance for loan losses	(1,229)	(270)	(1,499)
Net interest income, after recovery from the allowance for loan losses	29,064	5,792	34,856

Non-interest income:
Loan servicing and other fees	903	190	1,093
(Loss) gain on sale of loans, net	(84)	68,577	68,493
Deposit account fees	2,449	—	2,449
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	703	213	916
Card and processing fees	1,292	—	1,292
Other	957	—	957
Total non-interest income	6,220	68,980	75,200

Non-interest expense:
Salaries and employee benefits	17,745	32,705	50,450
Premises and occupancy	2,705	1,727	4,432
Operating and administrative expenses	4,636	7,825	12,461
Total non-interest expenses	25,086	42,257	67,343
Income before income taxes	10,198	32,515	42,713
Provision for income taxes	3,245	13,671	16,916
Net income	$6,953	$18,844	$25,797
Total assets, end of fiscal year	$1,022,413	$188,628	$1,211,041

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(In Thousands)	Year Ended June 30, 2012
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$30,514	$6,216	$36,730
Provision (recovery) for loan losses	5,932	(155)	5,777
Net interest income, after provision (recovery) for loan losses	24,582	6,371	30,953

Non-interest income:
Loan servicing and other fees	627	106	733
(Loss) gain on sale of loans, net	(1,057)	39,074	38,017
Deposit account fees	2,438	—	2,438
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(191)	71	(120)
Card and processing fees	1,282	—	1,282
Other	800	—	800
Total non-interest income	3,899	39,251	43,150

Non-interest expense:
Salaries and employee benefits	15,756	23,527	39,283
Premises and occupancy	2,449	1,314	3,763
Operating and administrative expenses	4,903	7,416	12,319
Total non-interest expenses	23,108	32,257	55,365
Income before income taxes	5,373	13,365	18,738
Provision for income taxes	2,309	5,619	7,928
Net income	$3,064	$7,746	$10,810
Total assets, end of fiscal year	$1,028,829	$232,088	$1,260,917

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the years ended June 30, 2014, 2013 and 2012 were $216,000, $73,000 and $3,000, respectively.

3.
PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The loss on sale of loans in the years ended June 30, 2014, 2013 and 2012 was $12,000, $16,000 and $2,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the years ended June 30, 2014, 2013 and 2012 were $74,000, $110,000 and $81,000, respectively.

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the years ended June 30, 2014, 2013 and 2012 were $360,000, $321,000 and $240,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the years ended June 30, 2014, 2013 and 2012 were $133,000, $240,000 and $88,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the years ended June 30, 2014, 2013 and 2012 were $194,000, $186,000 and $169,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the years ended June 30, 2014, 2013 and 2012 was $1.9 million, $1.7 million and $1.5 million, respectively.

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2014 and 2013 and condensed statements of operations, comprehensive income and cash flows for the years ended June 30, 2014, 2013 and 2012.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2014	2013

Assets
Cash and cash equivalents	$6,627	$532
Investment in subsidiary	139,252	159,622
Other assets	19	59
	$145,898	$160,213

Liabilities and Stockholders’ Equity
Other liabilities	$36	$239
Stockholders’ equity	145,862	159,974
	$145,898	$160,213

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2014	2013	2012

Interest and other income	$20	$9	$13
General and administrative expenses	838	791	750
Loss before equity in net earnings of the subsidiary	(818)	(782)	(737)
Equity in net earnings of the subsidiary	7,087	26,250	11,237
Income before income tax benefit	6,269	25,468	10,500
Income tax benefit	(337)	(329)	(310)
Net income	$6,606	$25,797	$10,810

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Condensed Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2014	2013	2012

Net income	$6,606	$25,797	$10,810

Other comprehensive income	—	—	—

Total comprehensive income	$6,606	$25,797	$10,810

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2014	2013	2012

Cash flows from operating activities:
Net income	$6,606	$25,797	$10,810
Adjustments to reconcile net income to net cash used for operating activities:
Equity in net earnings of the subsidiary	(7,087)	(26,250)	(11,237)
Decrease (increase) in other assets	40	20	(49)
(Decrease) increase in other liabilities	(203)	201	(6)
Net cash used for operating activities	(644)	(232)	(482)

Cash flow from investing activities:
Cash dividend received from the Bank	27,500	10,000	8,000
Net cash provided by investing activities	27,500	10,000	8,000

Cash flow from financing activities:
Exercise of stock options	385	296	72
Treasury stock purchases	(17,182)	(8,959)	(6,693)
Cash dividends	(3,964)	(2,541)	(1,572)
Net cash used for financing activities	(20,761)	(11,204)	(8,193)
Net increase (decrease) in cash and cash equivalents	6,095	(1,436)	(675)
Cash and cash equivalents at beginning of year	532	1,968	2,643
Cash and cash equivalents at end of year	$6,627	$532	$1,968

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Note 19: Quarterly Results of Operations (Unaudited)

The following tables set forth the quarterly financial data for the years ended June 30, 2014 and 2013:

	For Fiscal Year 2014
(Dollars In Thousands, Except Per Share Amount)	For the Year Ended June 30, 2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$38,059	$9,272	$9,158	$9,513	$10,116
Interest expense	7,336	1,615	1,708	1,858	2,155
Net interest income	30,723	7,657	7,450	7,655	7,961

Recovery from the allowance for loan losses	(3,380)	(691)	(849)	(898)	(942)
Net interest income, after recovery from the allowance for loan losses	34,103	8,348	8,299	8,553	8,903

Non-interest income	31,675	9,557	6,791	7,144	8,183
Non-interest expense	54,168	14,214	12,553	12,871	14,530
Income before income taxes	11,610	3,691	2,537	2,826	2,556

Provision for income taxes	5,004	1,600	1,138	1,223	1,043
Net income	$6,606	$2,091	$1,399	$1,603	$1,513

Basic earnings per share	$0.67	$0.22	$0.14	$0.16	$0.15
Diluted earnings per share	$0.65	$0.22	$0.14	$0.16	$0.14

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

Note 20: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the years ended June 30, 2014, 2013 and 2012:

	Unrealized Gains and Losses on
(Dollars In Thousands, Net of Statutory Taxes)	Investment Securities Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2011	$524	$114	$638

Other comprehensive income (loss) before reclassifications	28	(40)	(12)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	28	(40)	(12)

Ending balance at June 30, 2012	552	74	626

Other comprehensive loss before reclassifications	(54)	(18)	(72)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(54)	(18)	(72)

Ending balance at June 30, 2013	498	56	554

Other comprehensive loss before reclassifications	(147)	(21)	(168)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(147)	(21)	(168)

Ending balance at June 30, 2014	$351	$35	$386

There were no significant items reclassified out of AOCI for the years ended June 30, 2014, 2013 and 2012.

Note 21: Offsetting Derivative and Other Financial Instruments

The Corporation’s derivative transactions are generally governed by International Swaps and Derivatives Association Master Agreements and similar arrangements, which include provisions governing the offset of assets and liabilities between the parties. When the Corporation has more than one outstanding derivative transaction with a single counterparty, the offset provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for offset, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office. The Corporation’s policy is to present its derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition on a net basis for each type of derivative. The derivative assets and liabilities are comprised of mandatory loan sale commitments, TBA MBS trades and option contracts.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation’s Consolidated Statements of Financial Condition, and the gross amount not offset in the Corporation’s Consolidated Statements of Financial Condition as of the dates indicated.

As of June 30, 2014:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$1,428	$—	$1,428	$—	$—	$1,428
Total	$1,428	$—	$1,428	$—	$—	$1,428

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

As of June 30, 2013:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$8,245	$579	$7,666	$—	$—	$7,666
Total	$8,245	$579	$7,666	$—	$—	$7,666

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$851	$579	$272	$—	$—	$272
Total	$851	$579	$272	$—	$—	$272

Note 22: Subsequent Event

On July 22, 2014, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.11 per share, reflecting a 10% increase from $0.10 per share paid on June 11, 2014.  Shareholders of the Corporation’s common stock at the close of business on August 12, 2014 were entitled to receive the cash dividend, which was paid on September 3, 2014.

On August 29, 2014, the Bank's Board of Directors declared a $25.0 million cash dividend from the Bank to the Corporation, which was paid on September 5, 2014.

Exhibit Index

13	2014 Annual Report to Stockholders

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.