Form 10-Q
period 2014-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2014-11-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 3, 2014
Common stock, $ 0.01 par value, per share	9,152,065 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2014 and June 30, 2014	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2014 and 2013	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters Ended September 30, 2014 and 2013	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2014 and 2013	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2014 and 2013	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	35
	Safe-Harbor Statement	36
	Critical Accounting Policies	37
	Executive Summary and Operating Strategy	39
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	40
	Comparison of Financial Condition at September 30, 2014 and June 30, 2014	40
	Comparison of Operating Results
	for the Quarters Ended September 30, 2014 and 2013	42
	Asset Quality	47
	Loan Volume Activities	56
	Liquidity and Capital Resources	57
	Supplemental Information	58

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	58

ITEM 4 -	Controls and Procedures	60

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	61
ITEM 1A -	Risk Factors	61
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	61
ITEM 3 -	Defaults Upon Senior Securities	62
ITEM 4 -	Mine Safety Disclosures	62
ITEM 5 -	Other Information	62
ITEM 6 -	Exhibits	62

SIGNATURES		65

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
In Thousands, Except Share Information

	(Unaudited)
	September 30, 2014	June 30, 2014
Assets
Cash and cash equivalents	$85,138	$118,937
Investment securities – held to maturity (fair value $800 and $800, respectively)	800	800
Investment securities – available for sale, at fair value	15,793	16,347
Loans held for investment, net of allowance for loan losses of $8,888 and $9,744, respectively	788,958	772,141
Loans held for sale, at fair value	180,558	158,883
Accrued interest receivable	2,667	2,483
Real estate owned, net	2,707	2,467
Federal Home Loan Bank (“FHLB”) – San Francisco stock	7,056	7,056
Premises and equipment, net	5,979	6,369
Prepaid expenses and other assets	17,198	20,146

Total assets	$1,106,854	$1,105,629

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$57,412	$58,654
Interest-bearing deposits	845,020	839,216
Total deposits	902,432	897,870

Borrowings	41,416	41,431
Accounts payable, accrued interest and other liabilities	18,043	20,466
Total liabilities	961,891	959,767

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,716,365 and 17,714,365 shares issued; 9,152,065 and 9,312,269 shares outstanding, respectively)	177	177
Additional paid-in capital	86,759	88,259
Retained earnings	183,825	182,458
Treasury stock at cost (8,564,300 and 8,402,096 shares, respectively)	(126,175)	(125,418)
Accumulated other comprehensive income, net of tax	377	386

Total stockholders’ equity	144,963	145,862

Total liabilities and stockholders’ equity	$1,106,854	$1,105,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended September 30,
	2014	2013
Interest income:
Loans receivable, net	$9,195	$9,706
Investment securities	76	92
FHLB – San Francisco stock	144	208
Interest-earning deposits	94	110
Total interest income	9,509	10,116

Interest expense:
Checking and money market deposits	104	102
Savings deposits	157	147
Time deposits	976	1,263
Borrowings	335	643
Total interest expense	1,572	2,155

Net interest income	7,937	7,961
Recovery from the allowance for loan losses	(818)	(942)
Net interest income, after recovery from the allowance for loan losses	8,755	8,903

Non-interest income:
Loan servicing and other fees	268	195
Gain on sale of loans, net	7,652	6,754
Deposit account fees	626	621
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(19)	52
Card and processing fees	356	344
Other	227	217
Total non-interest income	9,110	8,183

Non-interest expense:
Salaries and employee benefits	9,581	10,452
Premises and occupancy	1,348	1,159
Equipment	472	480
Professional expenses	464	424
Sales and marketing expenses	331	415
Deposit insurance premiums and regulatory assessments	273	214
Other	1,270	1,386
Total non-interest expense	13,739	14,530

Income before income taxes	4,126	2,556
Provision for income taxes	1,736	1,043
Net income	$2,390	$1,513

Basic earnings per share	$0.26	$0.15
Diluted earnings per share	$0.25	$0.14
Cash dividends per share	$0.11	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended September 30,
	2014	2013
Net income	$2,390	$1,513

Change in unrealized holding loss on securities available for sale	(16)	(121)
Reclassification of (gains) losses to net income	—	—
Other comprehensive loss, before income tax benefit	(16)	(121)

Income tax benefit	7	51
Other comprehensive loss	(9)	(70)

Total comprehensive income	$2,381	$1,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended September 30, 2014 and 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2014	9,312,269	$177	$88,259	$182,458	$(125,418)	$386	$145,862

Net income				2,390			2,390
Other comprehensive loss						(9)	(9)
Purchase of treasury stock	(162,204)				(2,398)		(2,398)
Exercise of stock options	2,000	—	14				14
Amortization of restricted stock			59				59
Awards of restricted stock			(1,641)		1,641		—
Stock options expense			84				84
Tax effect from stock based compensation			(16)				(16)
Cash dividends				(1,023)			(1,023)

Balance at September 30, 2014	9,152,065	$177	$86,759	$183,825	$(126,175)	$377	$144,963

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2013	10,386,399	$177	$87,742	$179,816	$(108,315)	$554	$159,974

Net income				1,513			1,513
Other comprehensive loss						(70)	(70)
Purchase of treasury stock	(190,051)				(3,404)		(3,404)
Exercise of stock options	5,000	—	37				37
Amortization of restricted stock			51				51
Stock options expense			80				80
Tax effect from stock based compensation			7				7
Cash dividends				(1,030)			(1,030)

Balance at September 30, 2013	10,201,348	$177	$87,917	$180,299	$(111,719)	$484	$157,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,390	$1,513
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	611	496
Recovery from the allowance for loan losses	(818)	(942)
(Recovery) provision for losses on real estate owned	(17)	26
Gain on sale of loans, net	(7,652)	(6,754)
Loss (gain) on sale of real estate owned, net	9	(170)
Stock-based compensation	143	131
Decrease in current and deferred income taxes	1,748	1,036
Tax effect from stock based compensation	16	(7)
Decrease in accounts payable and other liabilities	(366)	(3,916)
Decrease (increase) in prepaid expenses and other assets	280	(191)
Loans originated for sale	(513,770)	(683,703)
Proceeds from sale of loans	498,413	712,010
Net cash (used for) provided by operating activities	(19,013)	19,529

Cash flows from investing activities:
Increase in loans held for investment, net	(16,774)	(2,175)
Principal payments from investment securities available for sale	780	820
Purchase of investment securities available for sale	(250)	—
Redemption of FHLB – San Francisco stock	—	1,965
Proceeds from sale of real estate owned	502	1,626
Purchase of premises and equipment	(168)	(292)
Net cash (used for) provided by investing activities	(15,910)	1,944

Cash flows from financing activities:
Increase (decrease) in deposits, net	4,562	(3,915)
Repayments of long-term borrowings	(15)	(50,015)
Exercise of stock options	14	37
Tax effect from stock based compensation	(16)	7
Cash dividends	(1,023)	(1,030)
Treasury stock purchases	(2,398)	(3,404)
Net cash provided by (used for) financing activities	1,124	(58,320)

Net decrease in cash and cash equivalents	(33,799)	(36,847)
Cash and cash equivalents at beginning of period	118,937	193,839
Cash and cash equivalents at end of period	$85,138	$156,992
Supplemental information:
Cash paid for interest	$1,562	$2,457
Transfer of loans held for sale to held for investment	$678	$1,883
Real estate acquired in the settlement of loans	$927	$2,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2014 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2014.  The results of operations for the quarter ended September 30, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2013-11:
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Corporation's adoption of this ASU did not have a material impact on its consolidated financial statements.

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

ASU 2014-14:
In August 2014, the FASB issued ASU 2014-14," Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." Current GAAP provides classification and measurement guidance for situations in which a creditor obtains a debtor’s assets in satisfaction of a receivable, including receipt of assets through foreclosure, but does not provide specific guidance on how to classify and measure foreclosed loans that are government guaranteed. Current GAAP also does not provide guidance on how to determine the unit of account; that is, whether a single asset should be recognized or whether two separate assets should be recognized (real estate and a guarantee receivable). In practice, most creditors derecognize the loan and recognize a single asset. Some creditors recognize a nonfinancial asset (other real estate owned), while others recognize a financial asset (typically, a guarantee receivable). Regardless of the classification of the asset (or assets), measurement of the asset (or total measurement of the assets) in practice generally represents the amount recoverable under the guarantee. The amendments in this ASU should reduce variations in practice by providing guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

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

As of September 30, 2014 and 2013, there were outstanding options to purchase 1.1 million shares and 1.0 million shares of the Corporation’s common stock, respectively, of which 271,500 shares and 511,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2014 and 2013, there were outstanding restricted stock awards of 266,500 shares and 72,250 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2014 and 2013, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended September 30,
	2014	2013
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$2,390	$1,513

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	9,253	10,305

Effect of dilutive shares:
Stock options	173	194
Restricted stock	42	26

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	9,468	10,525

Basic earnings per share	$0.26	$0.15
Diluted earnings per share	$0.25	$0.14

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2014 and 2013, respectively.

	For the Quarter Ended September 30, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,895	$1,042	$7,937
(Recovery) provision for loan losses	(890)	72	(818)
Net interest income, after (recovery) provision for loan losses	7,785	970	8,755

Non-interest income:
Loan servicing and other fees (1)	8	260	268
Gain on sale of loans, net (2)	71	7,581	7,652
Deposit account fees	626	—	626
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(19)	—	(19)
Card and processing fees	356	—	356
Other	227	—	227
Total non-interest income	1,269	7,841	9,110

Non-interest expense:
Salaries and employee benefits	4,267	5,314	9,581
Premises and occupancy	872	476	1,348
Operating and administrative expenses	1,156	1,654	2,810
Total non-interest expense	6,295	7,444	13,739
Income before income taxes	2,759	1,367	4,126
Provision for income taxes	1,167	569	1,736
Net income	$1,592	$798	$2,390
Total assets, end of period	$925,881	$180,973	$1,106,854

(1)	Includes an inter-company charge of $158 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $14 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2013
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,567	$1,394	$7,961
(Recovery) provision for loan losses	(983)	41	(942)
Net interest income after (recovery) provision for loan losses	7,550	1,353	8,903

Non-interest income:
Loan servicing and other fees (1)	134	61	195
Gain on sale of loans, net (2)	237	6,517	6,754
Deposit account fees	621	—	621
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	51	1	52
Card and processing fees	344	—	344
Other	217	—	217
Total non-interest income	1,604	6,579	8,183

Non-interest expense:
Salaries and employee benefits	3,955	6,497	10,452
Premises and occupancy	683	476	1,159
Operating and administrative expenses	1,014	1,905	2,919
Total non-interest expense	5,652	8,878	14,530
Income (loss) before income taxes (benefit)	3,502	(946)	2,556
Provision (benefit) for income taxes	1,441	(398)	1,043
Net income (loss)	$2,061	$(548)	$1,513
Total assets, end of period	$973,862	$179,165	$1,153,027

(1)	Includes an inter-company charge of $8 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $7 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2014 and June 30, 2014 were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS (1)	$8,387	$327	$—	$8,714	$8,714
U.S. government sponsored enterprise MBS	5,757	244	—	6,001	6,001
Private issue CMO (2)	817	11	—	828	828
Common stock - community development financial institution	250	—	—	250	250
Total investment securities - available for sale	$15,211	$582	$—	$15,793	$15,793
Total investment securities	$16,011	$582	$—	$16,593	$16,593

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS	$8,772	$337	$—	$9,109	$9,109
U.S. government sponsored enterprise MBS	6,128	257	—	6,385	6,385
Private issue CMO	841	12	—	853	853
Total investment securities - available for sale	$15,741	$606	$—	$16,347	$16,347
Total investment securities	$16,541	$606	$—	$17,147	$17,147

In the first quarters of fiscal 2015 and 2014, the Corporation received MBS principal payments of $780,000 and $820,000, respectively, and did not purchase or sell investment securities, except the fiscal 2015 purchase of $250,000 in the common stock of a community development financial institution to help fulfill the Corporation's Community Reinvestment Act obligation.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of September 30, 2014, no investment securities were in an unrealized loss position. This compares to September 30, 2013 when the gross unrealized holding losses relate to two adjustable rate private issue CMOs, where one has been in an unrealized loss position for more than 12 months and the other has been in an unrealized loss position for less than 12 months.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of September 30, 2013.  The Corporation does not believe that there are any other-than-temporary impairments at September 30, 2014 and 2013;

therefore, no impairment losses have been recorded for the quarters ended September 30, 2014 and 2013.  The Corporation intends and has the ability to hold these CMOs until maturity and will not likely be required to sell the CMOs before realizing a full recovery.

Contractual maturities of investment securities as of September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014		June 30, 2014
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total investment securities - held to maturity	$800	$800	$800	$800

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	14,961	15,543	15,741	16,347
No stated maturity (common stock)	250	250	—	—
Total investment securities - available for sale	$15,211	$15,793	$15,741	$16,347
Total investment securities	$16,011	$16,593	$16,541	$17,147

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	September 30, 2014	June 30, 2014
Mortgage loans:
Single-family	$377,371	$377,997
Multi-family	314,880	301,211
Commercial real estate	100,743	96,803
Construction	4,378	2,869
Commercial business loans	1,109	1,237
Consumer loans	271	306
Total loans held for investment, gross	798,752	780,423

Undisbursed loan funds	(3,604)	(1,090)
Deferred loan costs, net	2,698	2,552
Allowance for loan losses	(8,888)	(9,744)
Total loans held for investment, net	$788,958	$772,141

As of September 30, 2014, the Corporation had $23.0 million in mortgage loans that are subject to negative amortization, consisting of $18.6 million in multi-family loans, $3.6 million in single-family loans and $819,000 in commercial real estate loans.  This compares to $23.3 million of negative amortization mortgage loans at June 30, 2014, consisting of $18.7 million in multi-family loans, $3.7 million in single-family loans and $856,000 in commercial real estate loans.  During the first quarters of fiscal 2015 and 2014, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of September 30, 2014 and June 30, 2014, the interest-only ARM loans were $166.3 million and $170.7 million, or 21% and 22% of loans held for investment, respectively.

The following table sets forth information at September 30, 2014 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 4% of loans held for investment at September 30, 2014, unchanged from June 30, 2014.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$317,328	$13,939	$25,818	$5,093	$15,193	$377,371
Multi-family	96,584	44,980	157,434	10,402	5,480	314,880
Commercial real estate	36,310	8,641	45,238	600	9,954	100,743
Construction	2,569	—	—	—	1,809	4,378
Commercial business loans	350	—	123	—	636	1,109
Consumer loans	260	—	—	—	11	271
Total loans held for investment, gross	$453,401	$67,560	$228,613	$16,095	$33,083	$798,752

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  Provision (recovery) for (from) the allowance for loan losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request a significant increase in its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.

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

The following table summarizes the Corporation’s allowance for loan losses at September 30, 2014 and June 30, 2014:

(In Thousands)	September 30, 2014	June 30, 2014
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$4,652	$5,476
Multi-family	3,122	3,142
Commercial real estate	1,014	989
Construction	5	35
Commercial business loans	44	51
Consumer loans	10	10
Total collectively evaluated allowance	8,847	9,703

Individually evaluated for impairment:
Mortgage loans:
Commercial business loans	41	41
Total individually evaluated allowance	41	41
Total loan loss allowance	$8,888	$9,744

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended September 30,
(Dollars in Thousands)	2014	2013

Allowance at beginning of period	$9,744	$14,935

Recovery from the allowance for loan losses	(818)	(942)

Recoveries:
Mortgage loans:
Single-family	109	168
Multi-family	71	11
Consumer loans	1	1
Total recoveries	181	180

Charge-offs:
Mortgage loans:
Single-family	(219)	(690)
Multi-family	—	(1,378)
Total charge-offs	(219)	(2,068)

Net charge-offs	(38)	(1,888)
Balance at end of period	$8,888	$12,105

Allowance for loan losses as a percentage of gross loans held for investment	1.11%	1.59%
Net charge-offs as a percentage of average loans receivable, net, during the period (annualized)	0.02%	0.82%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	66.62%	58.57%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses at September 30, 2014 and June 30, 2014:

(In Thousands)	September 30, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$1,915	$(406)	$1,509
Without a related allowance (2)	6,515	—	6,515
Total single-family loans	8,430	(406)	8,024

Multi-family:
With a related allowance	271	(100)	171
Without a related allowance (2)	2,194	—	2,194
Total multi-family loans	2,465	(100)	2,365

Commercial real estate:
Without a related allowance (2)	2,317	—	2,317
Total commercial real estate loans	2,317	—	2,317

Commercial business loans:
With a related allowance	129	(44)	85
Total commercial business loans	129	(44)	85

Total non-performing loans	$13,341	$(550)	$12,791

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$5,480	$(1,148)	$4,332
Without a related allowance (2)	6,067	—	6,067
Total single-family loans	11,547	(1,148)	10,399

Multi-family:
With a related allowance	956	(354)	602
Without a related allowance (2)	2,491	—	2,491
Total multi-family loans	3,447	(354)	3,093

Commercial real estate:
Without a related allowance (2)	2,352	—	2,352
Total commercial real estate loans	2,352	—	2,352

Commercial business loans:
With a related allowance	138	(46)	92
Total commercial business loans	138	(46)	92

Total non-performing loans	$17,484	$(1,548)	$15,936

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

At September 30, 2014 and June 30, 2014, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses or charge offs, as of September 30, 2014:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$24	$1,551	$480	$5,969	$8,024
Multi-family	—	409	—	1,956	2,365
Commercial real estate	—	—	452	1,865	2,317
Commercial business loans	—	—	—	85	85
Total	$24	$1,960	$932	$9,875	$12,791

For the quarters ended September 30, 2014 and 2013, the Corporation’s average investment in non-performing loans was $15.0 million and $18.4 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended September 30, 2014 and 2013, interest income of $93,000 and $187,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $147,000 and $104,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $57,000 and $120,000 for the quarters ended September 30, 2014 and 2013, respectively, and was not included in the results of operations.

For the quarters ended September 30, 2014 and 2013, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters ended September 30, 2014 and 2013, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters ended September 30, 2014 and 2013, there were no loans whose modifications were extended beyond the initial maturity of the modification.

As of September 30, 2014, the net outstanding balance of the 16 restructured loans was $6.0 million:  one was classified as special mention and remains on accrual status ($687,000); and 15 were classified as substandard ($5.4 million, all of which were on non-accrual status).  As of June 30, 2014, the net outstanding balance of the 17 restructured loans was $6.0 million:  one was classified as special mention on accrual status ($343,000); and 16 were classified as substandard ($5.6 million, all of which were on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of September 30, 2014 and June 30, 2014, $3.6 million or 60 percent, and $3.7 million or 62 percent, respectively, of the restructured loans were current with respect to their modified payment status.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	September 30, 2014	June 30, 2014
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,861	$2,957
Multi-family	1,620	1,760
Commercial real estate	796	800
Commercial business loans	85	92
Total	5,362	5,609

Restructured loans on accrual status:
Mortgage loans:
Single-family	687	343
Total	687	343

Total restructured loans	$6,049	$5,952

The following tables show the restructured loans by type, net of allowance for loan losses, at September 30, 2014 and June 30, 2014:

(In Thousands)	September 30, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$413	$(103)	$310
Without a related allowance (2)	3,238	—	3,238
Total single-family loans	3,651	(103)	3,548

Multi-family:
Without a related allowance (2)	1,620	—	1,620
Total multi-family loans	1,620	—	1,620

Commercial real estate:
Without a related allowance (2)	796	—	796
Total commercial real estate loans	796	—	796

Commercial business loans:
With a related allowance	129	(44)	85
Total commercial business loans	129	(44)	85

Total restructured loans	$6,196	$(147)	$6,049

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$994	$(248)	$746
Without a related allowance (2)	2,554	—	2,554
Total single-family loans	3,548	(248)	3,300

Multi-family:
Without a related allowance (2)	1,760	—	1,760
Total multi-family loans	1,760	—	1,760

Commercial real estate:
Without a related allowance (2)	800	—	800
Total commercial real estate loans	800	—	800

Commercial business loans:
With a related allowance	138	(46)	92
Total commercial business loans	138	(46)	92

Total restructured loans	$6,246	$(294)	$5,952

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

During the quarter ended September 30, 2014, three properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold and one real estate owned property was written off.  For the quarter ended September 30, 2013, three properties were acquired in the settlement of loans, while five previously foreclosed upon properties were sold. As of September 30, 2014, real estate owned was comprised of four properties with a net fair value of $2.7 million, primarily located in Southern California.  This compares to four real estate owned properties, primarily located in Southern California, with a net fair value of $2.5 million at June 30, 2014.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2014 and June 30, 2014, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $128.2 million and $134.8 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2014	June 30, 2014
(In Thousands)

Undisbursed loan funds - Construction loans	$3,604	$1,090
Undisbursed lines of credit – Mortgage loans	507	616
Undisbursed lines of credit – Commercial business loans	823	1,222
Undisbursed lines of credit – Consumer loans	710	774
Commitments to extend credit on loans to be held for investment	11,472	2,247
Total	$17,116	$5,949

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At September 30, 2014, $1.8 million was included in other assets and $503,000 was included in other liabilities; at June 30, 2014, $2.6 million was included in other assets and $1.4 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters ended September 30, 2014 and 2013.

	For the Quarters Ended September 30,
(In Thousands)	2014	2013
Balance, beginning of the period	$61	$115
Provision (recovery)	47	(26)
Balance, end of the period	$108	$89

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2014 and 2013 was as follows:

	For the Quarters Ended September 30,
Derivative Financial Instruments	2014	2013
(In Thousands)
Commitments to extend credit on loans to be held for sale	$(781)	$4,397
Mandatory loan sale commitments and TBA MBS trades	937	(11,248)
Option contracts	(105)	108
Total net gain (loss)	$51	$(6,743)

The outstanding derivative financial instruments at the dates indicated were as follows:

	September 30, 2014		June 30, 2014
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$116,695	$1,785	$132,567	$2,566
Best efforts loan sale commitments	(22,531)	—	(18,069)	—
Mandatory loan sale commitments and TBA MBS trades	(253,286)	(491)	(258,021)	(1,428)
Option contracts	(10,000)	33	(10,000)	—
Total	$(169,122)	$1,327	$(153,523)	$1,138

(1)	Net of 27.5 percent at September 30, 2014 and 28.0 percent at June 30, 2014 of commitments which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at September 30, 2014 or June 30, 2014.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Tax years subsequent to fiscal 2010 remain subject to federal examination, as well as the California state income tax returns for years subsequent to fiscal 2010 are subject to future examination by state taxing authorities.  The Corporation believes that it has adequately provided or paid income tax on all matters not yet resolved with federal and state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarter ended September 2014, the Corporation paid $4,000 in interest charges to the State of California tax authority for the fiscal 2010 tax obligation. There were no tax penalties or interest charges for the quarter ended September 30, 2013.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of September 30, 2014:
Loans held for sale, measured at fair value	$180,558	$174,564	$5,994

As of June 30, 2014:
Loans held for sale, measured at fair value	$158,883	$152,192	$6,691

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

Investment securities are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS, private issue CMO and common stock of a community development financial institution.  The Corporation utilizes unadjusted quoted prices in active markets for identical securities for its fair value measurement of debt securities, quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2), broker price indications for similar securities in non-active markets for its fair value measurement of CMO (Level 3) and pricing indications from recent transaction in non-active markets for common stock of a community development financial institution (Level 3).

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value, net of estimated disposition costs, of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except for those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of the collateral (Level 2).  For other non-performing loans which are not restructured loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3); or the appraised value of the collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of the collateral (Level 2). Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$8,714	$—	$8,714
U.S. government sponsored enterprise MBS	—	6,001	—	6,001
Private issue CMO	—	—	828	828
Common stock - community development financial institution	—	—	250	250
Investment securities	—	14,715	1,078	15,793

Loans held for sale, at fair value	—	180,558	—	180,558
Interest-only strips	—	—	70	70

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,797	1,797
Option contracts	—	—	33	33
Derivative assets	—	—	1,830	1,830
Total assets	$—	$195,273	$2,978	$198,251

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$12	$12
Mandatory loan sale commitments	—	—	245	245
TBA MBS trades	—	246	—	246
Derivative liabilities	—	246	257	503
Total liabilities	$—	$246	$257	$503

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$9,109	$—	$9,109
U.S. government sponsored enterprise MBS	—	6,385	—	6,385
Private issue CMO	—	—	853	853
Investment securities	—	15,494	853	16,347

Loans held for sale, at fair value	—	158,883	—	158,883
Interest-only strips	—	—	62	62

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	2,570	2,570
Derivative assets	—	—	2,570	2,570
Total assets	$—	$174,377	$3,485	$177,862

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$4	$4
Mandatory loan sale commitments	—	—	93	93
TBA MBS trades	—	1,335	—	1,335
Derivative liabilities	—	1,335	97	1,432
Total liabilities	$—	$1,335	$97	$1,432

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2014	$853	$—	$62	$2,566	$(93)	$—	$3,388
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	—	(781)	(156)	(105)	(1,042)
Included in other comprehensive loss	(1)	—	8	—	—	—	7
Purchases	—	250	—	—	—	187	437
Issuances	—	—	—	—	—	—	—
Settlements	(24)	—	—	—	4	(49)	(69)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at September 30, 2014	$828	$250	$70	$1,785	$(245)	$33	$2,721

(1)	Common stock of a community development financial institution

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Quarter Ended September 30, 2013
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757
Total gains or losses (realized/unrealized):
Included in earnings	—	—	4,397	(230)	107	4,274
Included in other comprehensive loss	—	5	—	—	—	5
Purchases	—	—	—	—	216	216
Issuances	—	—	—	—	—	—
Settlements	(66)	—	—	6	(830)	(890)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at September 30, 2013	$953	$103	$3,365	$(141)	$82	$4,362

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,026	$1,765	$12,791
MSA	—	—	213	213
Real estate owned, net	—	2,707	—	2,707
Total	$—	$13,733	$1,978	$15,711

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,910	$5,026	$15,936
MSA	—	—	241	241
Real estate owned, net	—	2,467	—	2,467
Total	$—	$13,377	$5,267	$18,644

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of September 30, 2014:

(Dollars In Thousands)	Fair Value As of September 30, 2014	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$828	Market comparable pricing	Comparability adjustment	0.1% – 1.5% (1.3%)	Increase

Common stock of community development financial institution	$250	Market pricing	Pricing indications from recent transactions	$0.00 - $0.14 ($0.05)	Increase

Non-performing loans	$77	Discounted cash flow	Default rates	0.0% - 30.0% (0.0%)	Decrease
Non-performing loans	$1,688	Relative value analysis	Loss severity	20.0% - 38.0% (23.2%)	Decrease

MSA	$213	Discounted cash flow	Prepayment speed (CPR) Discount rate	12.8% - 60.0% (29.7%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$70	Discounted cash flow	Prepayment speed (CPR) Discount rate	19.7% - 38.8% (24.6%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$1,797	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.6% – 105.1% (99.0%) of par 21.9% - 28.0% (27.5%)	Decrease Decrease

Option contracts	$33	Relative value analysis	Broker quotes	105.2% - 105.5% (105.2%) of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$12	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.3% – 103.3% (101.9%) of par 21.9% - 28.0% (27.5%)	Increase Increase

Mandatory loan sale commitments	$245	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	102.8% - 106.4% (104.0%) of par 102.0% - 108.5% (104.2%) of par 0.003%	Increase Increase Increase

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$788,958	$795,408	—	—	$795,408
FHLB – San Francisco stock	$7,056	$7,056	—	$7,056	—

Financial liabilities:
Deposits	$902,432	$879,761	—	—	$879,761
Borrowings	$41,416	$44,531	—	—	$44,531

	June 30, 2014
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$772,141	$778,851	—	—	$778,851
FHLB – San Francisco stock	$7,056	$7,056	—	$7,056	—

Financial liabilities:
Deposits	$897,870	$875,440	—	—	$875,440
Borrowings	$41,431	$44,424	—	—	$44,424

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2014, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of September 30, 2014, the Corporation had five share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.

For the quarters ended September 30, 2014 and 2013, the compensation cost for these plans was $143,000 and $131,000, respectively.  The income tax effect recognized in the Condensed Consolidated Statements of Financial Condition for share-based compensation plans was a $16,000 debit and a $7,000 credit in the quarters ended September 30, 2014 and 2013, respectively.

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

For the Quarter Ended September 30, 2014
Expected volatility range	53.7%
Weighted-average volatility	53.7%
Expected dividend yield	3.0%
Expected term (in years)	7.2
Risk-free interest rate	2.2%

During the first quarter of fiscal 2015, 369,000 options were granted while 2,000 options were exercised and no options were forfeited.  This compares to the first quarter of fiscal 2014 when 5,000 options were exercised and no options were granted or forfeited. As of September 30, 2014 and 2013, there were 130,750 and 188,450 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter ended September 30, 2014.

	For the Quarter Ended September 30, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2014	648,000	$12.84
Granted	369,000	$14.59
Exercised	(2,000)	$7.03
Forfeited	—	$—
Outstanding at September 30, 2014	1,015,000	$13.49	7.01	$3,282
Vested and expected to vest at September 30, 2014	898,600	$13.62	6.76	$3,020
Exercisable at September 30, 2014	423,000	$14.92	4.35	$1,972

As of September 30, 2014 and 2013, there was $2.8 million and $770,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.5 years and 2.0 years, respectively.  The forfeiture rate during the first three months of fiscal 2015 and 2014 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the first quarter of fiscal 2015 and 2014, other than the award of 185,000 shares in the first quarter of fiscal 2015. As of September 30, 2014 and 2013, there were 275,350 shares and 169,600 shares of restricted stock available for future awards under the Plans.

The following tables summarize the unvested restricted stock activity in the quarter ended September 30, 2014.

	For the Quarter Ended September 30, 2014
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2014	81,500	$8.34
Granted	185,000	$13.30
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2014	266,500	$11.78
Expected to vest at September 30, 2014	213,200	$11.78

As of September 30, 2014 and 2013, the unrecognized compensation expense was $2.9 million and $454,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.7 years and 1.7 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first three months of fiscal 2015 and 2014.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of September 30, 2014, no stock options remain available for future grants under the 2003 and 1996 Stock Option Plans, which expired in November 2013 and January 2007, respectively.

The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions.  The expected volatility was based on implied volatility from historical common stock closing prices for the prior 84 months.  The expected dividend yield was based on the most recent quarterly dividend on an annualized basis.  The expected term was based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate was based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

For the first quarter of fiscal 2015 and 2014, there was no activity in the Stock Option Plans, except forfeitures of 17,500 shares and 75,000 shares, respectively. As of September 30, 2014 and 2013, there were no stock options and 14,900 stock options available for future grants under the Stock Option Plans, respectively.

The following tables summarize the activity in the Stock Option Plans for the quarter ended September 30, 2014.

	For the Quarter Ended September 30, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2014	95,000	$23.33
Granted	—	$—
Exercised	—	$—
Forfeited	(17,500)	$23.00
Outstanding at September 30, 2014	77,500	$23.41	2.25	$—
Vested and expected to vest at September 30, 2014	77,500	$23.41	2.25	$—
Exercisable at September 30, 2014	77,500	$23.41	2.25	$—

As of September 30, 2014 and 2013, there was no unrecognized compensation expense at both dates, related to unvested share-based compensation arrangements under the Stock Option Plans.

Note 11: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

ASU 2013-02, "Comprehensive Income (Topic 220)," requires disclosure of reclassification adjustments of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI.

The following tables provide the changes in AOCI by component for the quarters ended September 30, 2014 and 2013.

	For the Quarter Ended September 30, 2014
	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2014	$351	$35	$386

Other comprehensive (loss) income before reclassifications	(14)	5	(9)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(14)	5	(9)

Ending balance at September 30, 2014	$337	$40	$377

	For the Quarter Ended September 30, 2013
	Unrealized gain and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2013	$498	$56	$554

Other comprehensive (loss) income before reclassifications	(73)	3	(70)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(73)	3	(70)

Ending balance at September 30, 2013	$425	$59	$484

There were no significant items reclassified out of AOCI for the quarters ended September 30, 2014 and 2013.

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

As of September 30, 2014:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$33	$—	$33	$—	$—	$33
Total	$33	$—	$33	$—	$—	$33

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$491	$—	$491	$—	$—	$491
Total	$491	$—	$491	$—	$—	$491

As of June 30, 2014:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$1,428	$—	$1,428	$—	$—	$1,428
Total	$1,428	$—	$1,428	$—	$—	$1,428

Note 13: Subsequent Events

On October 30, 2014, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.11 per share.  Shareholders of the Corporation’s common stock at the close of business on November 20, 2014 will be entitled to receive the cash dividend.  The cash dividend will be payable on December 12, 2014.

On October 30, 2014, the Corporation announced that the Corporation’s Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 453,212 shares. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase plan, among other considerations. The October 2014 stock repurchase program will commence once the Corporation has completed the May 2014 stock repurchase program by purchasing the remaining 87,823 shares available under the May 2014 plan.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At September 30, 2014, the Corporation had total assets of $1.11 billion, total deposits of $902.4 million and total stockholders’ equity of $145.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 14 retail loan production offices located throughout California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 22, 2014, the Corporation declared a quarterly cash dividend of $0.11 per share for the Corporation’s shareholders of record at the close of business on August 12, 2014, which was paid on September 3, 2014.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2014. These developments could have an adverse impact on our financial position and our results of operations.  Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at September 30, 2014 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,070	$2,897	$1,183	$162	$6,312
Pension benefits	220	441	440	6,754	7,855
Time deposits	171,540	148,416	52,431	50	372,437
FHLB – San Francisco advances	1,315	2,630	22,137	22,470	48,552
FHLB – San Francisco letter of credit	5,000	—	—	—	5,000
FHLB – San Francisco MPF credit enhancement (1)	73	146	146	2,124	2,489
Total	$180,218	$154,530	$76,337	$31,560	$442,645

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of September 30, 2014, the Bank serviced $35.2 million of loans under this program. The estimated amounts are based on historical loss experience.

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

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

Total assets increased $1.2 million to $1.11 billion at September 30, 2014 from June 30, 2014.  The increase was primarily attributable to the increases in loans held for investment and loans held for sale, which were funded mostly by cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $33.8 million, or 28 percent, to $85.1 million at September 30, 2014 from $118.9 million at June 30, 2014.  The relatively high balance in cash and cash equivalents is primarily attributable to the slow economic recovery which has an impact on loan demand preventing the Corporation from fully utilizing the excess cash for loans held for investment and for sale; and it is consistent with the Corporation’s strategy of managing credit, interest rate and liquidity risk.

Total investment securities decreased $554,000, or three percent, to $16.6 million at September 30, 2014 from $17.1 million at June 30, 2014.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment increased $16.9 million, or two percent, to $789.0 million at September 30, 2014 from $772.1 million at June 30, 2014.  Total loan principal payments during the first three months of fiscal 2015 were $24.4 million, a 41 percent decrease from $41.7 million in the comparable period in fiscal 2014.  In addition, real estate owned acquired in the settlement of loans in the first three months of fiscal 2015 was $927,000, a 66 percent decline from $2.8 million in the same period last year due primarily to the improvement in the Corporation's loan quality and general improvement in real estate markets.  During the first three months of fiscal 2015 and 2014, the Corporation originated $42.4 million and $40.9 million, respectively, of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans.  During the first three months of fiscal 2015, the Corporation purchased $218,000 of loans to be held for investment as compared to none in the same period last year. The balance of preferred loans increased $16.5 million, or four percent, to $417.5 million at September 30, 2014, compared to $401.0 million at June 30, 2014, and represented 53 percent and 51 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased slightly to $377.4 million at September 30, 2014, compared to $378.0 million at June 30, 2014, and represented approximately 47 percent and 49 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2014 and June 30, 2014, as a percentage of the total dollar amount outstanding:

As of September 30, 2014

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$108,984	29%	$203,593	54%	$61,827	16%	$2,967	1%	$377,371	100%
Multi-family	67,487	21%	160,592	51%	83,529	27%	3,272	1%	314,880	100%
Commercial real estate	45,085	45%	45,246	45%	10,412	10%	—	—%	100,743	100%
Construction	720	17%	2,289	52%	1,369	31%	—	—%	4,378	100%
Total	$222,276	28%	$411,720	51%	$157,137	20%	$6,239	1%	$797,372	100%

(1)	Other than the Inland Empire.

As of June 30, 2014

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$111,412	30%	$201,432	53%	$62,168	16%	$2,985	1%	$377,997	100%
Multi-family	62,614	21%	156,242	52%	79,065	26%	3,290	1%	301,211	100%
Commercial real estate	45,352	47%	42,296	44%	9,155	9%	—	—%	96,803	100%
Construction	1,500	52%	—	—%	1,369	48%	—	—%	2,869	100%
Total	$220,878	28%	$399,970	51%	$151,757	20%	$6,275	1%	$778,880	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $21.7 million, or 14 percent, to $180.6 million at September 30, 2014 from $158.9 million at June 30, 2014.  The increase was primarily due to the higher volume of loans originated for sale of $513.8 million during the quarter ended September 30, 2014 as compared to $477.2 million during the quarter ended June 30, 2014 and the timing difference between loan fundings and loan sale settlements.

Total deposits increased $4.5 million, or one percent, to $902.4 million at September 30, 2014 from $897.9 million at June 30, 2014.  Transaction accounts increased $10.3 million, or two percent, to $537.3 million at September 30, 2014 from $527.0 million at June 30, 2014; while time deposits decreased $5.8 million, or two percent, to $365.1 million at September 30, 2014 from $370.9 million at June 30, 2014.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively on time deposit interest rates.

Total stockholders’ equity decreased $899,000, or one percent, to $145.0 million at September 30, 2014, from $145.9 million at June 30, 2014, primarily as a result of stock repurchases (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and quarterly cash dividends paid, partly offset by net income during the first three months of fiscal 2015.

Comparison of Operating Results for the Quarters Ended September 30, 2014 and 2013

The Corporation’s net income for the first quarter of fiscal 2015 was $2.4 million, an increase of $877,000, or 58 percent, from $1.5 million in the same period of fiscal 2014. The increase in net income was attributable to an increase in non-interest income and a decrease in non-interest expenses, partly offset by an increase in the provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 81 percent for the first quarter of fiscal 2015 from 90 percent for the same period of fiscal 2014.  The improvement in the efficiency ratio was primarily the result of the increase in non-interest income and the decrease in non-interest expenses.

Return on average assets for the first quarter of fiscal 2015 was 0.86 percent, up 34 basis points from 0.52 percent in the same period last year.  Return on average equity for the first quarter of fiscal 2015 was 6.59 percent compared to 3.82 percent for the same period last year.  Diluted earnings per share for the first quarter of fiscal 2015 were $0.25, a 79 percent increase from $0.14 in the same period last year. The higher percentage increase of the diluted earnings per share in comparison to the percentage increase of the net income was primarily attributable to the stock repurchases during the last 12 months.

Net Interest Income:

For the Quarters Ended September 30, 2014 and 2013.  Net interest income decreased $24,000, to $7.9 million for the first quarter of fiscal 2015 from $8.0 million for the comparable period in fiscal 2014, due to a lower average earning asset balance and, partly offset by a higher net interest margin.  The average balance of earning assets decreased $59.3 million, or five percent, to $1.07 billion in the first quarter of fiscal 2015 from $1.13 billion in the comparable period of fiscal 2014, due primarily to a weak demand for new loans and was consistent with the Corporation’s strategy of managing liquidity, interest rate and credit risk. The weighted-average yield of interest-earning assets decreased by three basis points to 3.55 percent and the weighted-average cost of interest-bearing liabilities decreased by 20 basis points to 0.66 percent for the first quarter of fiscal 2015 as compared to the same period last year. The net interest margin was 2.96 percent in the first quarter of fiscal 2015, up 14 basis points from 2.82 percent in the same period of fiscal 2014 due to the impact of the decline in the average cost of interest-bearing liabilities outpacing the decline in the average yield of interest-earning assets.

Interest Income:

For the Quarters Ended September 30, 2014 and 2013.  Total interest income decreased by $607,000, or six percent, to $9.5 million for the first quarter of fiscal 2015 from $10.1 million in the same quarter of fiscal 2014.  This decrease was the result of the lower average balance of earning assets, particularly loans receivable, and, to a lesser extent, the lower average earning asset yield, particularly on loans receivable.

Loans receivable interest income decreased $511,000, or five percent, to $9.2 million in the first quarter of fiscal 2015 from $9.7 million for the same quarter of fiscal 2014.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans receivable, including loans held for sale, decreased $25.2 million, or three percent, to $899.8 million for the first quarter of fiscal 2015 as compared to $925.0 million in the same quarter of fiscal 2014.  The decrease in the average balance of loans receivable was due primarily to a lower balance of loans held for sale, the slow economic recovery creating weak demand for loans held for investment and the Corporation’s strategy of managing liquidity, interest rate and credit risk. The average loan yield during the first quarter of fiscal 2015 decreased 11 basis points to 4.09 percent from 4.20 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a decrease in the average yield of loans held for sale. The average balance of loans held for sale decreased $51.0 million, or

29 percent, to $126.1 million during the first quarter of fiscal 2015 from $177.1 million in the same quarter of fiscal 2014. The average yield on the loans held for sale decreased seven basis points to 4.00 percent in the first quarter of fiscal 2015 from 4.07 percent in the same quarter of fiscal 2014.

Interest income from investment securities decreased $16,000, or 17 percent, to $76,000 for the first quarter of fiscal 2015 from $92,000 in the same quarter of fiscal 2014.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $2.1 million, or 11 percent, to $17.0 million during the first quarter of fiscal 2015 from $19.1 million during the same quarter of fiscal 2014.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 14 basis points to 1.79 percent during the quarter ended September 30, 2014 from 1.93 percent during the quarter ended September 30, 2013.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first quarter of fiscal 2015, the Corporation purchased $250,000 in common stock of a community development financial institution to help fulfill the Corporation's Community Reinvestment Act obligation, while $780,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2015 was $144,000, compared to $208,000 in the same quarter of fiscal 2014.  In the first quarter of fiscal 2015, none of the Bank's FHLB – San Francisco capital stock was redeemed, as compared to the $2.0 million capital stock redemption in the same period of fiscal 2014.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $94,000 in the first quarter of fiscal 2015, down 15 percent from $110,000 in the same quarter of fiscal 2014.  The decrease was due to a lower average balance for the first quarter of fiscal 2015 as compared to the same period last year as the average yield was unchanged at 25 basis points during both periods.  The average balance of the interest-earning deposits in the first quarter of fiscal 2015 was $147.7 million, a decrease of $24.8 million or 14 percent, from $172.5 million in the same quarter of fiscal 2014. The decrease in the average balance of the interest-earning deposits was due primarily to the payoff of maturing FHLB borrowings.

Interest Expense:

For the Quarters Ended September 30, 2014 and 2013.  Total interest expense for the first quarter of fiscal 2015 was $1.6 million as compared to $2.2 million for the same period last year, a decrease of $583,000, or 27 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first quarter of fiscal 2015 was $1.2 million as compared to $1.5 million for the same period last year, a decrease of $275,000, or 18 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.54 percent during the first quarter of fiscal 2015 from 0.65 percent during the same quarter last year, a decrease of 11 basis points.  The decrease in the average cost of deposits was attributable primarily to higher cost time deposits repricing to lower current market interest rates and a lower percentage of time deposits to the total deposit balance. The average balance of deposits decreased $15.7 million, or two percent, to $903.2 million during the quarter ended September 30, 2014 from $918.9 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the first quarter of fiscal 2015 was 59 percent, compared to 57 percent in the same period of fiscal 2014.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2015 decreased $308,000, or 48 percent, to $335,000 from $643,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased $35.0 million, or 46 percent, to $41.4 million during the quarter ended September 30, 2014 from $76.4 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.21 percent for the quarter ended September 30, 2014 from 3.34 percent in the same quarter last year, a decrease of 13 basis points.  The decrease in average cost was due to maturities of higher costing advances.

The following tables present the average balance sheets for the quarters ended September 30, 2014 and 2013, respectively:

Average Balance Sheets

	Quarter Ended September 30, 2014			Quarter Ended September 30, 2013
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$899,802	$9,195	4.09%	$925,036	$9,706	4.20%
Investment securities	17,010	76	1.79%	19,088	92	1.93%
FHLB – San Francisco stock	7,056	144	8.16%	14,290	208	5.82%
Interest-earning deposits	147,732	94	0.25%	172,499	110	0.25%

Total interest-earning assets	1,071,600	9,509	3.55%	1,130,913	10,116	3.58%

Non interest-earning assets	34,878			37,418

Total assets	$1,106,478			$1,168,331

Interest-bearing liabilities:
Checking and money market accounts (2)	$295,706	104	0.14%	$289,506	102	0.14%
Savings accounts	240,761	157	0.26%	230,829	147	0.25%
Time deposits	366,684	976	1.06%	398,530	1,263	1.26%

Total deposits	903,151	1,237	0.54%	918,865	1,512	0.65%

Borrowings	41,421	335	3.21%	76,427	643	3.34%

Total interest-bearing liabilities	944,572	1,572	0.66%	995,292	2,155	0.86%

Non interest-bearing liabilities	16,745			14,781

Total liabilities	961,317			1,010,073

Stockholders’ equity	145,161			158,258
Total liabilities and stockholders’ equity	$1,106,478			$1,168,331

Net interest income		$7,937			$7,961

Interest rate spread (3)			2.89%			2.72%
Net interest margin (4)			2.96%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.45%			113.63%
Return on average assets			0.86%			0.52%
Return on average equity			6.59%			3.82%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $41 and $200 for the quarters ended September 30, 2014 and 2013, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $58.2 million and $57.1 million during the quarters ended September 30, 2014 and 2013, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters ended September 30, 2014 and 2013, respectively:

Rate/Volume Variance

	Quarter Ended September 30, 2014 Compared To Quarter Ended September 30, 2013 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(253)	$(265)	$7	$(511)
Investment securities	(7)	(10)	1	(16)
FHLB – San Francisco stock	83	(105)	(42)	(64)
Interest-bearing deposits	—	(16)	—	(16)
Total net change in income on interest-earning assets	(177)	(396)	(34)	(607)

Interest-bearing liabilities:
Checking and money market accounts	—	2	—	2
Savings accounts	4	6	—	10
Time deposits	(202)	(101)	16	(287)
Borrowings	(24)	(295)	11	(308)
Total net change in expense on interest-bearing liabilities	(222)	(388)	27	(583)
Net increase (decrease) in net interest income	$45	$(8)	$(61)	$(24)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended September 30, 2014 and 2013.  During the first quarter of fiscal 2015, the Corporation recorded a recovery from the allowance for loan losses of $(818,000), down 13 percent from the recovery from the allowance for loan losses of $(942,000) in the same period of fiscal 2014.  The recovery in the first quarter of fiscal 2015 was primarily attributable to further improvement in credit quality.  Non-performing loans declined $3.1 million, or 20 percent, to $12.8 million at September 30, 2014 as compared to $15.9 million at June 30, 2014 and were $18.6 million at September 30, 2013.  Net charge-offs in the first quarter of fiscal 2015 were $38,000 or 0.02 percent (annualized) of average loans receivable, down $1.9 million, or 98 percent, from $1.9 million or 0.82 percent (annualized) of average loans receivable in the same quarter of fiscal 2014.  Total classified loans, consisting of special mention and substandard loans, were $34.6 million at September 30, 2014 as compared to $35.4 million at June 30, 2014 and to $42.6 million at September 30, 2013.

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

At September 30, 2014, the allowance for loan losses was $8.9 million, comprised of collectively evaluated allowances of $8.8 million and individually evaluated allowances of $41,000; in comparison to the allowance for loan losses of $9.7 million at June 30, 2014, comprised of collectively evaluated allowances of $9.7 million and individually evaluated allowances of $41,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.11 percent at September 30, 2014 compared to 1.25 percent at June 30, 2014.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2014 and 2013.  Total non-interest income increased $927,000, or 11 percent, to $9.1 million for the quarter ended September 30, 2014 from $8.2 million for the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans.

The net gain on sale of loans increased $898,000, or 13 percent, to $7.7 million for the first quarter of fiscal 2015 from $6.8 million in the same quarter of fiscal 2014 reflecting the impact of a higher average loan sale margin, partly offset by a lower loan sale volume.  Total loans sold for the quarter ended September 30, 2014 were $490.4 million, a decrease of $202.6 million or 29 percent, from $693.0 million for the same quarter last year.  The decline in loan sale volume was attributable to higher mortgage interest rates in the first quarter of fiscal 2015 as compared to the same period last year. The average loan sale margin for PBM during the first quarter of fiscal 2015 was 1.52 percent, up 36 basis points from 1.16 percent for the same period of fiscal 2014.   The gain on sale of loans for the first quarter of fiscal 2015 includes a $199,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $186,000 recourse reserve recovery in the comparable quarter last year.  As of September 30, 2014, the total recourse reserve for loans sold that are subject to repurchase was $712,000, compared to $904,000 at June 30, 2014 and $1.3 million at September 30, 2013.  See “Asset Quality” for additional information related to the recourse reserve liability.  The gain on sale of loans also includes a net unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts)
pursuant to ASC 815 and ASC 825 that amounted to a net loss of $(646,000) in the first quarter of fiscal 2015 as compared to a net favorable fair-value adjustment net gain of $976,000 in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments was consistent with the Bank's mortgage banking activity and the volatility of the mortgage interest rates. As of September 30, 2014, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $7.3 million, compared to $7.8 million at June 30, 2014 and $6.2 million at September 30, 2013.

Total loans originated and purchased for sale decreased $169.9 million, or 25 percent, to $513.8 million in the first quarter of fiscal 2015 from $683.7 million for the same period last year.  The loan origination volume has declined because the recent rise in mortgage interest rates has curtailed refinance activity.

Non-Interest Expense:

For the Quarters Ended September 30, 2014 and 2013.  Total non-interest expense in the quarter ended September 30, 2014 was $13.7 million, a decrease of $791,000 or five percent, as compared to $14.5 million in the quarter ended September 30, 2013.  The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits and other operating expenses related to mortgage banking operations.

Total salaries and employee benefits decreased $871,000, or eight percent, to $9.6 million in the first quarter of fiscal 2015 from $10.5 million in the same period of fiscal 2014.  The decrease was primarily attributable to lower incentive compensation and a lower average number of staff employed by PBM, resulting from the decrease in loan originations. PBM loan originations decreased $157.9 million, or 23 percent, to $528.2 million in the first quarter of fiscal 2015 from $686.1 million in the comparable period in fiscal 2014. The PBM division has reduced its workforce by an average of 60.3 full-time equivalents ("FTE"), or 16 percent, to an average of 308.2 FTE during the quarter ended September 30, 2014 from an average of 368.5 FTE during the quarter ended September 30, 2013.

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

For the Quarters Ended September 30, 2014 and 2013.  The income tax provision was $1.7 million for the quarter ended September 30, 2014 as compared to $1.0 million for the same quarter last year.  The effective income tax rate for the quarter ended September 30, 2014 was 42.1 percent as compared to 40.8 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2015 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $3.1 million, or 20 percent, to $12.8 million at September 30, 2014 from $15.9 million at June 30, 2014.  Non-performing loans as a percentage of loans held for investment improved to 1.62 percent at September 30, 2014 from 2.06 percent at June 30, 2014.  The non-performing loans at September 30, 2014 were primarily comprised of 30 single-family loans ($8.0 million); five multi-family loans ($2.4 million); six commercial real estate loans ($2.3 million); and two commercial business loans ($85,000).  This compares to the non-performing loans at June 30, 2014 which were primarily comprised of 35 single-family loans ($10.4 million); seven multi-family loans ($3.1 million); six commercial real estate loans ($2.4 million); and two commercial business loans ($92,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

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

As of September 30, 2014, total restructured loans, net of allowance for loan losses was $6.0 million, unchanged from June 30, 2014.  At September 30, 2014 and June 30, 2014, $5.4 million and $5.6 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2014, $3.6 million, or 60 percent, of the restructured loans have a current modified payment status; this compares to $3.7 million, or 62 percent, of restructured loans that had a current modified payment status as of June 30, 2014.

Real estate owned was $2.7 million at September 30, 2014, an increase of $240,000 or 10 percent from $2.5 million at June 30, 2014.  Real estate owned at September 30, 2014 was comprised of two single-family properties ($541,000), one commercial real estate property ($2.0 million) and one multi-family property ($193,000).  The Corporation has not suspended foreclosure activity at anytime through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $2.9 million, or 16 percent, to $15.5 million or 1.40 percent of total assets at September 30, 2014 from $18.4 million or 1.66 percent of total assets at June 30, 2014.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first quarter of fiscal 2015, the Corporation repurchased one loan, totaling $396,000, from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  This compares to the first quarter of fiscal 2014 when the Corporation repurchased one loan, totaling $122,000, from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first quarter of fiscal 2015, the Corporation had a recourse reserve recovery of $(199,000) and received net reimbursements of $7,000.  This compares to the first quarter of fiscal 2014 when the Corporation had a recourse reserve recovery of $(186,000) and settled claims for $667,000. As of September 30, 2014, the total recourse reserve for loans sold that are subject to repurchase was $712,000, compared to $904,000 at June 30, 2014 and $1.3 million at September 30, 2013.

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

The following table shows the summary of the recourse liability for the quarters ended September 30, 2014 and 2013:

	For the Quarters Ended September 30,
Recourse Liability	2014	2013
(In Thousands)

Balance, beginning of the period	$904	$2,111
Recovery from recourse liability	(199)	(186)
Net reimbursements (settlements) in lieu of loan repurchases	7	(667)
Balance, end of the period	$712	$1,258

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were calculated at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2014:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$165,606	734	72%	8.07 years
Stated income (5)	$169,121	731	68%	8.78 years
FICO less than or equal to 660	$12,764	643	64%	8.45 years
Over 30-year amortization	$14,868	733	64%	8.99 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $3.7 million of “interest only,” $6.5 million of “stated income,” $753 of “FICO less than or equal to 660,” and $232 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2014:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent
Fully amortize in the next 12 months	$7,646	2%	—%
Fully amortize between 1 year and 5 years	157,960	2%	—%
Fully amortize after 5 years	—	—%	—%
Total	$165,606	2%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2014:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$164,777	3%	—%
Interest rate reset between 1 year and 5 years	4,344	19%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$169,121	4%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) has not created a payment shock for a large percentage of the Corporation’s borrowers primarily because the majority of the loans are repricing at a 2.75 percent margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate and a large percentage of the loans are still in their interest-only period.  Management expects that the economic recovery from the recent recession will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of weak economic conditions may increase the risk of delinquencies and defaults. The higher delinquency levels experienced by the Bank in fiscal 2008 through 2011 was primarily due to high unemployment, the recent U.S. recession, weak economic conditions and the decline in real estate values, particularly in California. It should be noted, however, that delinquency levels experienced since fiscal 2011 have improved, primarily due to an improvement in real estate markets and general economic conditions, as compared to the levels experienced in fiscal 2008 through 2011.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at September 30, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
Loan balance (in thousands)	$257,503	$49,607	$22,583	$905	$126	$1,304	$5,845	$7,358	$24,355	$369,586
Weighted-average LTV (1)	66%	72%	76%	52%	70%	69%	55%	56%	66%	67%
Weighted-average age (in years)	9.32	7.26	6.50	5.15	3.88	3.15	2.13	1.27	0.28	7.97
Weighted-average FICO (2)	731	732	745	750	700	716	748	750	745	733
Number of loans	810	108	45	3	1	5	27	35	46	1,080

Geographic breakdown (%)
Inland Empire	29%	30%	24%	100%	100%	50%	19%	26%	23%	29%
Southern California (3)	61%	38%	43%	—%	—%	50%	37%	36%	45%	54%
Other California (4)	9%	30%	33%	—%	—%	—%	44%	38%	32%	16%
Other States	1%	2%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at September 30, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
Loan balance (in thousands)	$75,313	$17,815	$5,790	$—	$—	$20,178	$31,049	$92,436	$72,299	$314,880
Weighted-average LTV (1)	46%	56%	44%	—%	—%	58%	56%	59%	58%	55%
Weighted-average DCR (2)	1.41x	1.25x	1.46x	-x	-x	1.50x	1.73x	1.70x	1.54x	1.55x
Weighted-average age (in years)	9.47	7.21	6.46	—	—	3.03	2.12	1.15	0.36	3.61
Weighted-average FICO (3)	703	699	754	—	—	744	730	759	763	744
Number of loans	124	29	7	—	—	21	40	121	82	424

Geographic breakdown (%)
Inland Empire	18%	7%	24%	—%	—%	29%	14%	32%	16%	21%
Southern California (4)	53%	90%	76%	—%	—%	57%	53%	44%	44%	51%
Other California (5)	25%	3%	—%	—%	—%	14%	33%	24%	40%	27%
Other States	4%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	—%	—%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2014:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$98,593	3%	—%	38%
Interest rate reset or mature between 1 year and 5 years	208,619	—%	—%	7%
Interest rate reset or mature after 5 years	7,668	—%	—%	46%
Total	$314,880	1%	—%	18%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at September 30, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total (5)(6)
Loan balance (in thousands)	$25,345	$11,137	$1,135	$7,177	$368	$773	$17,837	$21,041	$15,930	$100,743
Weighted-average LTV (1)	46%	53%	45%	60%	57%	62%	53%	47%	46%	49%
Weighted-average DCR (2)	2.08x	1.39x	1.32x	1.29x	1.26x	1.47x	1.84x	1.82x	1.73x	1.78x
Weighted-average age (in years)	9.41	7.31	6.59	5.26	4.35	2.77	1.99	1.16	0.41	4.32
Weighted-average FICO (2)	699	732	766	722	704	770	751	756	757	738
Number of loans	31	9	3	2	2	1	16	26	22	112

Geographic breakdown (%):
Inland Empire	42%	48%	17%	100%	51%	—%	72%	34%	9%	45%
Southern California (3)	58%	36%	83%	—%	49%	100%	28%	39%	72%	45%
Other California (4)	—%	16%	—%	—%	—%	—%	—%	27%	19%	10%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $24.7 million in Retail; $20.8 million in Mixed Use; $16.6 million in Office; $12.4 million in Mobile Home Park; $5.6 million in Warehouse; $5.3 million in Light Industrial/Manufacturing; $5.1 million in Medical/Dental Office; $3.4 million in Restaurant/Fast Food; $3.2 million in Mini-Storage; $1.7 million in Hotel and Motel; $1.5 million in Automotive – Non Gasoline; and $385,000 in Other.

(6)	Consisting of $83.3 million or 82.7 percent in investment properties and $17.4 million or 17.3 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2014:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$36,548	4%	—%	85%
Interest rate reset or mature between 1 year and 5 years	64,195	1%	—%	76%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$100,743	2%	—%	79%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated:

(In Thousands)	At September 30, 2014	At June 30, 2014
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$5,163	$7,442
Multi-family	745	1,333
Commercial real estate	1,521	1,552
Total	7,429	10,327

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,861	2,957
Multi-family	1,620	1,760
Commercial real estate	796	800
Commercial business loans	85	92
Total	5,362	5,609

Total non-performing loans	12,791	15,936

Real estate owned, net	2,707	2,467
Total non-performing assets	$15,498	$18,403

Restructured loans on accrual status:
Mortgage loans:
Single-family	$687	$343
Total	$687	$343

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.62%	2.06%

Non-performing loans as a percentage of total assets	1.16%	1.44%

Non-performing assets as a percentage of total assets	1.40%	1.66%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of September 30, 2014:

	Calendar Year of Origination
(In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
Mortgage loans:
Single-family	$5,394	$2,171	$459	$—	$—	$—	$—	$—	$—	$8,024
Multi-family	2,195	170	—	—	—	—	—	—	—	2,365
Commercial real estate	2,317	—	—	—	—	—	—	—	—	2,317
Commercial business loans	—	—	—	85	—	—	—	—	—	85
Total	$9,906	$2,341	$459	$85	$—	$—	$—	$—	$—	$12,791

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of September 30, 2014:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,948	$4,738	$338	$—	$8,024
Multi-family	418	—	1,538	409	2,365
Commercial real estate	1,765	552	—	—	2,317
Commercial business loans	8	77	—	—	85
Total	$5,139	$5,367	$1,876	$409	$12,791

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At September 30, 2014		At June 30, 2014
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$3,587	12	$2,140	10
Multi-family	8,100	5	7,256	4
Commercial business loans	—	—	22	1
Total special mention loans	11,687	17	9,418	15

Substandard loans:
Mortgage loans:
Single-family	8,229	32	11,096	38
Multi-family	8,334	12	8,471	13
Commercial real estate	6,293	9	6,349	9
Commercial business loans	85	2	92	2
Total substandard loans	22,941	55	26,008	62

Total classified loans	34,628	72	35,426	77

Real estate owned:
Single-family	541	2	494	2
Multi-family	193	1	—	—
Commercial real estate	1,973	1	1,973	2
Total real estate owned	2,707	4	2,467	4

Total classified assets	$37,335	76	$37,893	81

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters indicated:

	For the Quarters Ended September 30,
(In Thousands)	2014	2013
Loans originated and purchased for sale:
Retail originations	$251,331	$327,748
Wholesale originations and purchases	262,439	355,955
Total loans originated and purchased for sale (1)	513,770	683,703

Loans sold:
Servicing released	(488,741)	(692,377)
Servicing retained	(1,684)	(640)
Total loans sold (2)	(490,425)	(693,017)

Loans originated for investment:
Mortgage loans:
Single-family	12,951	2,448
Multi-family	21,233	32,370
Commercial real estate	5,150	6,063
Construction	3,009	—
Commercial business loans	75	—
Total loans originated for investment (3)	42,418	40,881

Loans purchased for investment:
Mortgage loans:
Single-family	218	—
Total loans purchased for investment (3)	218	—

Mortgage loan principal payments	(24,384)	(41,745)
Real estate acquired in settlement of loans	(927)	(2,759)
(Decrease) increase in other items, net (4)	(2,178)	9,211

Net increase (decrease) in loans held for investment and loans held for sale at fair value	$38,492	$(3,726)

(1)	Includes PBM loans originated and purchased for sale during the quarters ended September 30, 2014 and 2013 totaling $513.8 million, $683.7 million, respectively.

(2)	Includes PBM loans sold during the quarters ended September 30, 2014 and 2013 totaling $490.4 million, $693.0 million, respectively.

(3)	Includes PBM loans originated and purchased for investment during the quarters ended September 30, 2014 and 2013 totaling $14.4 million, $2.4 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first three months of fiscal 2015 and 2014, the Corporation originated and purchased $556.4 million and $724.6 million of loans, respectively.  The total loans sold in the first three months of fiscal 2015 and 2014 were $490.4 million and $693.0 million, respectively.  At September 30, 2014, the Corporation had loan origination commitments totaling $128.2 million, undisbursed lines of credit totaling $2.0 million and undisbursed loan funds totaling $3.6 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first three months of fiscal 2015, the net increase in deposits was $4.5 million, or one percent, primarily due to the increase in transaction accounts, which was partly offset by scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. On September 30, 2014, time deposits scheduled to mature in one year or less were $169.0 million and total time deposits with a principal amount of $100,000 or higher were $182.7 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2014, total cash and cash equivalents were $85.1 million, or 8 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2014, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $338.1 million and the remaining available collateral was $599.9 million.  In addition, the Bank has secured a $13.5 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $14.4 million.  As of September 30, 2014, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2014 decreased to 32.5 percent from 33.0 percent for the quarter ended June 30, 2014.  The relatively high level of liquidity was primarily attributable to a slow economic recovery creating weak demand for loans held for investment and the recent decline in loans originated for sale; and was consistent with the Corporation’s strategy to mitigate liquidity risk.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of September 30, 2014, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of September 30, 2014 were as follows:

(Dollars In Thousands)	Amount	Percent

Tier 1 leverage capital	$116,166	10.50%
Requirement to be “Well Capitalized”	55,305	5.00

Excess over requirement	$60,861	5.50%

Tier 1 risk-based capital	$116,166	15.28%
Requirement to be “Well Capitalized”	45,606	6.00

Excess over requirement	$70,560	9.28%

Total risk-based capital	$125,161	16.47%
Requirement to be “Well Capitalized”	76,010	10.00

Excess over requirement	$49,151	6.47%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first quarter of fiscal 2015, the Bank declared a cash dividend of $25.0 million to the Corporation, which was paid on September 5, 2014; while the Corporation paid $1.0 million of cash dividends to its shareholders.

Supplemental Information

	At September 30, 2014	At June 30, 2014	At September 30, 2013

Loans serviced for others (in thousands)	$78,661	$82,734	$86,467

Book value per share	$15.84	$15.66	$15.41

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2014 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$251,532	$103,107	$1,222,047	20.58%	+761 bp
+300 bp	$231,707	$83,282	$1,208,123	19.18%	+621 bp
+200 bp	$208,758	$60,333	$1,190,897	17.53%	+456 bp
+100 bp	$180,947	$32,522	$1,169,930	15.47%	+250 bp
0 bp	$148,425	$—	$1,144,358	12.97%	- bp
-100 bp	$132,850	$(15,575)	$1,135,413	11.70%	-127 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2014 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2014 and June 30, 2014.

	At September 30, 2014	At June 30, 2014
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.97%	14.94%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.70%	13.55%
Sensitivity Measure: Change in NPV Ratio	-127 bp	-139 bp
TB 13a Level of Risk	Minimal	Minimal

The pre-shock NPV ratio declined 197 basis points to 12.97% at September 30, 2014 from 14.94% at June 30, 2014 and the post-shock NPV ratio declined 185 basis points to 11.70% at September 30, 2014 from 13.55% at June 30, 2014. The decline of the NPV ratios was attributable to a $25.0 million cash dividend distribution from the Bank to the Holding Company in September 2014.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at September 30, 2014 and June 30, 2014.

At September 30, 2014		At June 30, 2014
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	11.02%	+400 bp	6.74%
+300 bp	17.30%	+300 bp	12.62%
+200 bp	15.11%	+200 bp	10.53%
+100 bp	10.77%	+100 bp	6.07%
-100 bp	(15.24)%	-100 bp	(19.30)%

At both September 30, 2014 and June 30, 2014, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2014 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations, except as previously disclosed in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2014 .

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2014	—	$—	—	250,027
August 1 – 31, 2014	117,834	14.76	117,834	132,193
September 1 – 30, 2014	44,370	14.83	44,370	87,823
Total	162,204	$14.78	162,204	87,823

(1)
On May 9, 2014, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation's outstanding common stock, or approximately 476,960 shares, which expires on May 9, 2015.

During the quarter ended September 30, 2014, the Corporation purchased 162,204 shares of the Corporation’s common stock at an average cost of $14.78 per share.  As of September 30, 2014, a total of 389,137 shares or 82 percent of the shares authorized in the May 2014 stock repurchase program have been purchased at an average cost of $14.62 per share, leaving 87,823 shares available for future purchases. The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
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

Provident Financial Holdings, Inc.

Date: November 10, 2014	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.