Form 10-Q
period 2014-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2015-02-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of February 2, 2015
Common stock, $ 0.01 par value, per share	8,995,149 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2014 and June 30, 2014	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2014 and 2013	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Six Months Ended December 31, 2014 and 2013	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2014 and 2013	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2014 and 2013	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	42
	Safe-Harbor Statement	43
	Critical Accounting Policies	44
	Executive Summary and Operating Strategy	46
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	46
	Comparison of Financial Condition at December 31, 2014 and June 30, 2014	47
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2014 and 2013	49
	Asset Quality	58
	Loan Volume Activities	67
	Liquidity and Capital Resources	68
	Supplemental Information	69

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	69

ITEM 4 -	Controls and Procedures	71

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	72
ITEM 1A -	Risk Factors	72
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	72
ITEM 3 -	Defaults Upon Senior Securities	73
ITEM 4 -	Mine Safety Disclosures	73
ITEM 5 -	Other Information	73
ITEM 6 -	Exhibits	73

SIGNATURES		76

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
In Thousands, Except Share Information

	(Unaudited)
	December 31, 2014	June 30, 2014
Assets
Cash and cash equivalents	$32,078	$118,937
Investment securities – held to maturity (fair value $800 and $800, respectively)	800	800
Investment securities – available for sale, at fair value	15,377	16,347
Loans held for investment, net of allowance for loan losses of $8,693 and $9,744, respectively	797,783	772,141
Loans held for sale, at fair value	228,783	158,883
Accrued interest receivable	2,554	2,483
Real estate owned, net	3,496	2,467
Federal Home Loan Bank (“FHLB”) – San Francisco stock	7,056	7,056
Premises and equipment, net	5,806	6,369
Prepaid expenses and other assets	18,657	20,146

Total assets	$1,112,390	$1,105,629

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$55,804	$58,654
Interest-bearing deposits	849,708	839,216
Total deposits	905,512	897,870

Borrowings	41,400	41,431
Accounts payable, accrued interest and other liabilities	21,128	20,466
Total liabilities	968,040	959,767

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,716,365 and 17,714,365 shares issued; 8,995,149 and 9,312,269 shares outstanding, respectively)	177	177
Additional paid-in capital	87,153	88,259
Retained earnings	185,148	182,458
Treasury stock at cost (8,721,216 and 8,402,096 shares, respectively)	(128,560)	(125,418)
Accumulated other comprehensive income, net of tax	432	386

Total stockholders’ equity	144,350	145,862

Total liabilities and stockholders’ equity	$1,112,390	$1,105,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest income:
Loans receivable, net	$9,376	$9,085	$18,571	$18,791
Investment securities	72	86	148	178
FHLB – San Francisco stock	132	204	276	412
Interest-earning deposits	76	138	170	248
Total interest income	9,656	9,513	19,165	19,629

Interest expense:
Checking and money market deposits	110	96	214	198
Savings deposits	160	152	317	299
Time deposits	940	1,171	1,916	2,434
Borrowings	336	439	671	1,082
Total interest expense	1,546	1,858	3,118	4,013

Net interest income	8,110	7,655	16,047	15,616
Recovery from the allowance for loan losses	(354)	(898)	(1,172)	(1,840)
Net interest income, after recovery from the allowance for loan losses	8,464	8,553	17,219	17,456

Non-interest income:
Loan servicing and other fees	291	331	559	526
Gain on sale of loans, net	8,042	5,732	15,694	12,486
Deposit account fees	604	619	1,230	1,240
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(51)	(82)	(70)	(30)
Card and processing fees	336	317	692	661
Other	275	227	502	444
Total non-interest income	9,497	7,144	18,607	15,327

Non-interest expense:
Salaries and employee benefits	9,950	8,912	19,531	19,364
Premises and occupancy	1,150	1,104	2,498	2,263
Equipment	414	474	886	954
Professional expenses	493	507	957	931
Sales and marketing expenses	399	391	730	806
Deposit insurance premiums and regulatory assessments	238	229	511	443
Other	1,268	1,254	2,538	2,640
Total non-interest expense	13,912	12,871	27,651	27,401

Income before income taxes	4,049	2,826	8,175	5,382
Provision for income taxes	1,721	1,223	3,457	2,266
Net income	$2,328	$1,603	$4,718	$3,116

Basic earnings per share	$0.26	$0.16	$0.51	$0.31
Diluted earnings per share	$0.25	$0.16	$0.50	$0.30
Cash dividends per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$2,328	$1,603	$4,718	$3,116

Change in unrealized holding gain (loss) on securities available for sale	95	(45)	79	(166)
Reclassification of (gains) losses to net income	—	—	—	—
Other comprehensive income (loss), before income taxes	95	(45)	79	(166)

Income tax expense (benefit)	40	(19)	33	(70)
Other comprehensive income (loss)	55	(26)	46	(96)

Total comprehensive income	$2,383	$1,577	$4,764	$3,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters and Six Months Ended December 31, 2014 and 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at September 30, 2014	9,152,065	$177	$86,759	$183,825	$(126,175)	$377	$144,963

Net income				2,328			2,328
Other comprehensive income						55	55
Purchase of treasury stock	(156,916)				(2,385)		(2,385)
Amortization of restricted stock			182				182
Stock options expense			212				212
Cash dividends				(1,005)			(1,005)

Balance at December 31, 2014	8,995,149	$177	$87,153	$185,148	$(128,560)	$432	$144,350

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2013	10,201,348	$177	$87,917	$180,299	$(111,719)	$484	$157,158

Net income				1,603			1,603
Other comprehensive loss						(26)	(26)
Purchase of treasury stock	(385,083)				(5,670)		(5,670)
Exercise of stock options	35,500	—	259				259
Amortization of restricted stock			51				51
Forfeiture of restricted stock			51		(51)		—
Stock options expense			79				79
Tax effect from stock based compensation			1				1
Cash dividends				(1,005)			(1,005)

Balance at December 31, 2013	9,851,765	$177	$88,358	$180,897	$(117,440)	$458	$152,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2014	9,312,269	$177	$88,259	$182,458	$(125,418)	$386	$145,862

Net income				4,718			4,718
Other comprehensive income						46	46
Purchase of treasury stock	(319,120)				(4,783)		(4,783)
Exercise of stock options	2,000	—	14				14
Amortization of restricted stock			241				241
Awards of restricted stock			(1,641)		1,641		—
Stock options expense			296				296
Tax effect from stock based compensation			(16)				(16)
Cash dividends				(2,028)			(2,028)

Balance at December 31, 2014	8,995,149	$177	$87,153	$185,148	$(128,560)	$432	$144,350

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2013	10,386,399	$177	$87,742	$179,816	$(108,315)	$554	$159,974

Net income				3,116			3,116
Other comprehensive loss						(96)	(96)
Purchase of treasury stock	(575,134)				(9,074)		(9,074)
Exercise of stock options	40,500	—	296				296
Amortization of restricted stock			102				102
Forfeitures of restricted stock			51		(51)		—
Stock options expense			159				159
Tax effect from stock based compensation			8				8
Cash dividends				(2,035)			(2,035)

Balance at December 31, 2013	9,851,765	$177	$88,358	$180,897	$(117,440)	$458	$152,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,718	$3,116
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,041	863
Recovery from the allowance for loan losses	(1,172)	(1,840)
Recovery from the allowance for losses on real estate owned	(17)	(17)
Gain on sale of loans, net	(15,694)	(12,486)
Gain on sale of real estate owned, net	(6)	(161)
Stock-based compensation	537	261
Decrease (increase) in current and deferred income taxes	1,294	(3,922)
Tax effect from stock based compensation	16	(8)
Increase (decrease) in accounts payable and other liabilities	302	(3,217)
(Increase) decrease in prepaid expenses and other assets	(258)	150
Loans originated for sale	(1,079,427)	(1,136,684)
Proceeds from sale of loans	1,025,890	1,219,194
Net cash (used for) provided by operating activities	(62,776)	65,249

Cash flows from investing activities:
Increase in loans held for investment, net	(26,544)	(10,215)
Principal payments from investment securities available for sale	1,297	1,619
Purchase of investment securities available for sale	(250)	—
Redemption of FHLB – San Francisco stock	—	4,368
Proceeds from sale of real estate owned	883	2,530
Purchase of premises and equipment	(267)	(510)
Net cash used for investing activities	(24,881)	(2,208)

Cash flows from financing activities:
Increase (decrease) in deposits, net	7,642	(9,254)
Repayments of long-term borrowings	(31)	(55,029)
Exercise of stock options	14	296
Tax effect from stock based compensation	(16)	8
Cash dividends	(2,028)	(2,035)
Treasury stock purchases	(4,783)	(9,074)
Net cash provided by (used for) financing activities	798	(75,088)

Net decrease in cash and cash equivalents	(86,859)	(12,047)
Cash and cash equivalents at beginning of period	118,937	193,839
Cash and cash equivalents at end of period	$32,078	$181,792
Supplemental information:
Cash paid for interest	$3,129	$4,342
Cash paid for income taxes	$2,175	$6,180
Transfer of loans held for sale to held for investment	$1,762	$2,259
Real estate acquired in the settlement of loans	$2,292	$3,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2014 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2014.  The results of operations for the quarter and six months ended December 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015.

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

As of December 31, 2014 and 2013, there were outstanding options to purchase 1.1 million shares and 974,200 shares of the Corporation’s common stock, respectively, of which 271,500 shares and 508,200 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2014 and 2013, there were outstanding restricted stock awards of 266,500 shares and 66,500 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2014 and 2013, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$2,328	$1,603	$4,718	$3,116

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	9,120	10,078	9,187	10,192

Effect of dilutive shares:
Stock options	62	164	117	179
Restricted stock	56	29	49	27

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	9,238	10,271	9,353	10,398

Basic earnings per share	$0.26	$0.16	$0.51	$0.31
Diluted earnings per share	$0.25	$0.16	$0.50	$0.30

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and six months ended December 31, 2014 and 2013, respectively.

	For the Quarter Ended December 31, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,925	$1,185	$8,110
(Recovery) provision for loan losses	(373)	19	(354)
Net interest income, after (recovery) provision for loan losses	7,298	1,166	8,464

Non-interest income:
Loan servicing and other fees (1)	85	206	291
Gain on sale of loans, net (2)	75	7,967	8,042
Deposit account fees	604	—	604
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(50)	(1)	(51)
Card and processing fees	336	—	336
Other	275	—	275
Total non-interest income	1,325	8,172	9,497

Non-interest expense:
Salaries and employee benefits	4,528	5,422	9,950
Premises and occupancy	716	434	1,150
Operating and administrative expenses	1,093	1,719	2,812
Total non-interest expense	6,337	7,575	13,912
Income before income taxes	2,286	1,763	4,049
Provision for income taxes	988	733	1,721
Net income	$1,298	$1,030	$2,328
Total assets, end of period	$883,665	$228,725	$1,112,390

(1)	Includes an inter-company charge of $144 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $61 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2013
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,671	$984	$7,655
Recovery from the allowance for loan losses	(876)	(22)	(898)
Net interest income after recovery from the allowance for loan losses	7,547	1,006	8,553

Non-interest income:
Loan servicing and other fees (1)	210	121	331
Gain on sale of loans, net (2)	86	5,646	5,732
Deposit account fees	619	—	619
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(82)	—	(82)
Card and processing fees	317	—	317
Other	227	—	227
Total non-interest income	1,377	5,767	7,144

Non-interest expense:
Salaries and employee benefits	3,600	5,312	8,912
Premises and occupancy	630	474	1,104
Operating and administrative expenses	1,056	1,799	2,855
Total non-interest expense	5,286	7,585	12,871
Income (loss) before income taxes	3,638	(812)	2,826
Provision (benefit) for income taxes	1,564	(341)	1,223
Net income (loss)	$2,074	$(471)	$1,603
Total assets, end of period	$1,003,275	$130,787	$1,134,062

(1)	Includes an inter-company charge of $5 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $39 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$13,820	$2,227	$16,047
(Recovery) provision for loan losses	(1,263)	91	(1,172)
Net interest income, after (recovery) provision for loan losses	15,083	2,136	17,219

Non-interest income:
Loan servicing and other fees (1)	93	466	559
Gain on sale of loans, net (2)	146	15,548	15,694
Deposit account fees	1,230	—	1,230
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(69)	(1)	(70)
Card and processing fees	692	—	692
Other	502	—	502
Total non-interest income	2,594	16,013	18,607

Non-interest expense:
Salaries and employee benefits	8,795	10,736	19,531
Premises and occupancy	1,588	910	2,498
Operating and administrative expenses	2,249	3,373	5,622
Total non-interest expense	12,632	15,019	27,651
Income before income taxes	5,045	3,130	8,175
Provision for income taxes	2,155	1,302	3,457
Net income	$2,890	$1,828	$4,718
Total assets, end of period	$883,665	$228,725	$1,112,390

(1)	Includes an inter-company charge of $302 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $75 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2013
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$13,238	$2,378	$15,616
(Recovery) provision for loan losses	(1,859)	19	(1,840)
Net interest income, after (recovery) provision for loan losses	15,097	2,359	17,456

Non-interest income:
Loan servicing and other fees (1)	344	182	526
Gain on sale of loans, net (2)	323	12,163	12,486
Deposit account fees	1,240	—	1,240
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(31)	1	(30)
Card and processing fees	661	—	661
Other	444	—	444
Total non-interest income	2,981	12,346	15,327

Non-interest expense:
Salaries and employee benefits	7,555	11,809	19,364
Premises and occupancy	1,313	950	2,263
Operating and administrative expenses	2,070	3,704	5,774
Total non-interest expense	10,938	16,463	27,401
Income (loss) before income taxes	7,140	(1,758)	5,382
Provision (benefit) for income taxes	3,005	(739)	2,266
Net income (loss)	$4,135	$(1,019)	$3,116
Total assets, end of period	$1,003,275	$130,787	$1,134,062

(1)	Includes an inter-company charge of $13 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $46 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2014 and June 30, 2014 were as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS (1)	$8,150	$341	$—	$8,491	$8,491
U.S. government sponsored enterprise MBS	5,503	334	—	5,837	5,837
Private issue CMO (2)	792	7	—	799	799
Common stock - community development financial institution	250	—	—	250	250
Total investment securities - available for sale	$14,695	$682	$—	$15,377	$15,377
Total investment securities	$15,495	$682	$—	$16,177	$16,177

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS	$8,772	$337	$—	$9,109	$9,109
U.S. government sponsored enterprise MBS	6,128	257	—	6,385	6,385
Private issue CMO	841	12	—	853	853
Total investment securities - available for sale	$15,741	$606	$—	$16,347	$16,347
Total investment securities	$16,541	$606	$—	$17,147	$17,147

In the second quarters of fiscal 2015 and 2014, the Corporation received MBS principal payments of $517,000 and $799,000, respectively, and did not purchase or sell investment securities. For the first six months of fiscal 2015 and 2014, the Corporation received MBS principal payments of $1.3 million and $1.6 million, respectively, and did not purchase or sell investment securities, except the fiscal 2015 purchase of $250,000 in the common stock of a community development financial institution to help fulfill the Corporation's Community Reinvestment Act obligation.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of December 31, 2014, no investment securities were in an unrealized loss position. This compares to December 31, 2013 when the gross unrealized holding losses related to two adjustable rate private issue CMOs, where one had been in an unrealized loss position for more than 12 months.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of December 31, 2013.  The Corporation does not believe that there are any other-than-temporary impairments at December 31, 2014 and 2013; therefore, no impairment losses have been recorded for the quarters and six months ended December 31, 2014 and 2013.  The Corporation intends and has the ability to hold these CMOs until maturity and will not likely be required to sell the CMOs before realizing a full recovery.

Contractual maturities of investment securities as of December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014		June 30, 2014
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total investment securities - held to maturity	$800	$800	$800	$800

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	14,445	15,127	15,741	16,347
No stated maturity (common stock)	250	250	—	—
Total investment securities - available for sale	$14,695	$15,377	$15,741	$16,347
Total investment securities	$15,495	$16,177	$16,541	$17,147

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	December 31, 2014	June 30, 2014
Mortgage loans:
Single-family	$377,262	$377,997
Multi-family	322,302	301,211
Commercial real estate	100,859	96,803
Construction	4,378	2,869
Commercial business loans	859	1,237
Consumer loans	265	306
Total loans held for investment, gross	805,925	780,423

Undisbursed loan funds	(2,281)	(1,090)
Deferred loan costs, net	2,832	2,552
Allowance for loan losses	(8,693)	(9,744)
Total loans held for investment, net	$797,783	$772,141

As of December 31, 2014, the Corporation had $15.2 million in mortgage loans that are subject to negative amortization, consisting of $11.4 million in multi-family loans, $3.6 million in single-family loans and $254,000 in commercial real estate loans.  This compares to $23.3 million of negative amortization mortgage loans at June 30, 2014, consisting of $18.7 million in multi-family loans, $3.7 million in single-family loans and $856,000 in commercial real estate loans.  During the second quarters and six months of fiscal 2015 and 2014, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of December 31, 2014 and June 30, 2014, the interest-only ARM loans were $160.3 million and $170.7 million, or 20% and 22% of loans held for investment, respectively.

The following table sets forth information at December 31, 2014 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 4% of loans held for investment at December 31, 2014, unchanged from June 30, 2014.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$305,453	$19,393	$32,575	$4,233	$15,608	$377,262
Multi-family	85,070	64,281	157,330	10,677	4,944	322,302
Commercial real estate	28,238	11,143	50,560	1,336	9,582	100,859
Construction	2,569	—	—	—	1,809	4,378
Commercial business loans	388	—	122	—	349	859
Consumer loans	255	—	—	—	10	265
Total loans held for investment, gross	$421,973	$94,817	$240,587	$16,246	$32,302	$805,925

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

The following table summarizes the Corporation’s allowance for loan losses at December 31, 2014 and June 30, 2014:

(In Thousands)	December 31, 2014	June 30, 2014
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$4,483	$5,476
Multi-family	2,998	3,142
Commercial real estate	1,075	989
Construction	17	35
Commercial business loans	33	51
Consumer loans	10	10
Total collectively evaluated allowance	8,616	9,703

Individually evaluated for impairment:
Mortgage loans:
Single-family	57	—
Commercial business loans	20	41
Total individually evaluated allowance	77	41
Total loan loss allowance	$8,693	$9,744

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(Dollars in Thousands)	2014	2013	2014	2013

Allowance at beginning of period	$8,888	$12,105	$9,744	$14,935

Recovery from the allowance for loan losses	(354)	(898)	(1,172)	(1,840)

Recoveries:
Mortgage loans:
Single-family	164	99	273	267
Multi-family	93	8	164	19
Construction	—	20	—	20
Consumer loans	—	—	1	1
Total recoveries	257	127	438	307

Charge-offs:
Mortgage loans:
Single-family	(98)	(90)	(317)	(780)
Multi-family	—	(199)	—	(1,577)
Consumer loans	—	(4)	—	(4)
Total charge-offs	(98)	(293)	(317)	(2,361)

Net recoveries (charge-offs)	159	(166)	121	(2,054)
Balance at end of period	$8,693	$11,041	$8,693	$11,041

Allowance for loan losses as a percentage of gross loans held for investment	1.08%	1.44%	1.08%	1.44%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.07)%	0.08%	(0.03)%	0.46%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	73.88%	57.17%	73.88%	57.17%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of allowance for loan losses at December 31, 2014 and June 30, 2014:

(In Thousands)	December 31, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$2,660	$(514)	$2,146
Without a related allowance (2)	5,207	—	5,207
Total single-family loans	7,867	(514)	7,353

Multi-family:
With a related allowance	264	(79)	185
Without a related allowance (2)	1,995	—	1,995
Total multi-family loans	2,259	(79)	2,180

Commercial real estate:
Without a related allowance (2)	1,520	—	1,520
Total commercial real estate loans	1,520	—	1,520

Commercial business loans:
With a related allowance	120	(22)	98
Total commercial business loans	120	(22)	98

Total non-performing loans	$11,766	$(615)	$11,151

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$5,480	$(1,148)	$4,332
Without a related allowance (2)	6,067	—	6,067
Total single-family loans	11,547	(1,148)	10,399

Multi-family:
With a related allowance	956	(354)	602
Without a related allowance (2)	2,491	—	2,491
Total multi-family loans	3,447	(354)	3,093

Commercial real estate:
Without a related allowance (2)	2,352	—	2,352
Total commercial real estate loans	2,352	—	2,352

Commercial business loans:
With a related allowance	138	(46)	92
Total commercial business loans	138	(46)	92

Total non-performing loans	$17,484	$(1,548)	$15,936

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

At December 31, 2014 and June 30, 2014, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance for loan losses or charge offs, as of December 31, 2014:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$791	$22	$684	$5,856	$7,353
Multi-family	—	—	404	1,776	2,180
Commercial real estate	—	—	448	1,072	1,520
Commercial business loans	—	—	—	98	98
Total	$791	$22	$1,536	$8,802	$11,151

For the quarters ended December 31, 2014 and 2013, the Corporation’s average investment in non-performing loans was $11.8 million and $17.2 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended December 31, 2014 and 2013, interest income of $151,000 and $251,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $14,000 and $100,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $17,000 and $82,000 for the quarters ended December 31, 2014 and 2013, respectively, and was not included in the results of operations.

For the six months ended December 31, 2014 and 2013, the Corporation’s average investment in non-performing loans was $13.4 million and $17.8 million, respectively. For the six months ended December 31, 2014 and 2013, interest income of $248,000 and $438,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $161,000 and $203,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $36,000 and $202,000 for the six months ended December 31, 2014 and 2013, respectively, and was not included in the results of operations.

For the quarters and six months ended December 31, 2014 and 2013, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters and six months ended December 31, 2014 and 2013, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarter and six months ended December 31, 2014, there was one loan for $113,000 whose modification was extended beyond the initial maturity of the modification. This compares to the quarter and six months ended December 31, 2013 when there were two loans to a single borrower totaling $810,000 whose modifications were extended beyond the initial maturity of the modification.

As of December 31, 2014, the net outstanding balance of the 16 restructured loans was $6.0 million:  one was classified as special mention and remains on accrual status ($687,000); and 15 were classified as substandard ($5.3 million, all of which were on non-accrual status).  As of June 30, 2014, the net outstanding balance of the 17 restructured loans was $6.0 million:  one was classified as special mention on accrual status ($343,000); and 16 were classified as substandard ($5.6 million, all of which were on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of December 31, 2014 and June 30, 2014, $5.3 million or 89 percent, and $3.7 million or 62 percent, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	December 31, 2014	June 30, 2014
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,792	$2,957
Multi-family	1,591	1,760
Commercial real estate	792	800
Commercial business loans	98	92
Total	5,273	5,609

Restructured loans on accrual status:
Mortgage loans:
Single-family	687	343
Total	687	343

Total restructured loans	$5,960	$5,952

The following tables show the restructured loans by type, net of allowance for loan losses, at December 31, 2014 and June 30, 2014:

(In Thousands)	December 31, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$751	$(150)	$601
Without a related allowance (2)	2,878	—	2,878
Total single-family loans	3,629	(150)	3,479

Multi-family:
Without a related allowance (2)	1,591	—	1,591
Total multi-family loans	1,591	—	1,591

Commercial real estate:
Without a related allowance (2)	792	—	792
Total commercial real estate loans	792	—	792

Commercial business loans:
With a related allowance	120	(22)	98
Total commercial business loans	120	(22)	98

Total restructured loans	$6,132	$(172)	$5,960

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

(In Thousands)	June 30, 2014
	Recorded Investment	Allowance for Loan Losses (1)	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$994	$(248)	$746
Without a related allowance (2)	2,554	—	2,554
Total single-family loans	3,548	(248)	3,300

Multi-family:
Without a related allowance (2)	1,760	—	1,760
Total multi-family loans	1,760	—	1,760

Commercial real estate:
Without a related allowance (2)	800	—	800
Total commercial real estate loans	800	—	800

Commercial business loans:
With a related allowance	138	(46)	92
Total commercial business loans	138	(46)	92

Total restructured loans	$6,246	$(294)	$5,952

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the individual loan balance.

During the quarter ended December 31, 2014, four properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold.  This compares to the quarter ended December 31, 2013 when three properties were acquired in the settlement of loans, while four previously foreclosed upon properties were sold. For the six months ended December 31, 2014, seven properties were acquired in the settlement of loans, while four previously foreclosed upon properties were sold and one real estate owned property was written off.  This compares to the six months ended December 31, 2013 when six properties were acquired in the settlement of loans, while nine previously foreclosed upon properties were sold. As of December 31, 2014, real estate owned was comprised of six properties with a net fair value of $3.5 million, primarily located in Southern California.  This compares to four real estate owned properties, primarily located in Southern California, with a net fair value of $2.5 million at June 30, 2014.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2014 and June 30, 2014, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $126.3 million and $134.8 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2014	June 30, 2014
(In Thousands)

Undisbursed loan funds - Construction loans	$2,281	$1,090
Undisbursed lines of credit – Mortgage loans	497	616
Undisbursed lines of credit – Commercial business loans	843	1,222
Undisbursed lines of credit – Consumer loans	708	774
Commitments to extend credit on loans to be held for investment	4,692	2,247
Total	$9,021	$5,949

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At December 31, 2014, $2.2 million was included in other assets and $2.1 million was included in other liabilities; at June 30, 2014, $2.6 million was included in other assets and $1.4 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2014 and 2013.

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2014	2013	2014	2013
Balance, beginning of the period	$108	$89	$61	$115
(Recovery) provision	(27)	36	20	10
Balance, end of the period	$81	$125	$81	$125

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and six months ended December 31, 2014 and 2013 was as follows:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2014	2013	2014	2013
(In Thousands)
Commitments to extend credit on loans to be held for sale	$344	$(3,117)	$(437)	$1,280
Mandatory loan sale commitments and TBA MBS trades	(1,614)	5,424	(677)	(5,824)
Option contracts	(57)	158	(162)	266
Total net (loss) gain	$(1,327)	$2,465	$(1,276)	$(4,278)

The outstanding derivative financial instruments at the dates indicated were as follows:

	December 31, 2014		June 30, 2014
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$121,575	$2,129	$132,567	$2,566
Best efforts loan sale commitments	(31,484)	—	(18,069)	—
Mandatory loan sale commitments and TBA MBS trades	(290,785)	(2,105)	(258,021)	(1,428)
Put option contracts	(10,000)	44	(10,000)	—
Call option contracts	10,000	66	—	—
Total	$(200,694)	$134	$(153,523)	$1,138

(1)	Net of 29.3 percent at December 31, 2014 and 28.0 percent at June 30, 2014 of commitments which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at December 31, 2014 or June 30, 2014.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Tax years subsequent to fiscal 2010 remain subject to federal examination; and the California state income tax returns for years subsequent to fiscal 2010 are subject to future examination by state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  During the quarter ended December 31, 2014, there were no tax penalties or interest charges. For the six months ended December 31, 2014, the Corporation paid $4,000 in interest charges to the State of California tax authority for the fiscal 2010 tax obligation. There were no tax penalties or interest charges for the quarter and six months ended December 31, 2013.

Note 9: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option pursuant to ASC 825, “Financial Instruments” on loans originated for sale by PBM.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “Fair Value Option”) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Direct loan origination costs and fees for loans held for sale under the fair value method are recognized in Non-interest income under Gain (loss) on sale of loans, net, as incurred and not deferred.

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of December 31, 2014:
Loans held for sale, measured at fair value	$228,783	$219,859	$8,924

As of June 30, 2014:
Loans held for sale, measured at fair value	$158,883	$152,192	$6,691

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$8,491	$—	$8,491
U.S. government sponsored enterprise MBS	—	5,837	—	5,837
Private issue CMO	—	—	799	799
Common stock - community development financial institution	—	—	250	250
Investment securities	—	14,328	1,049	15,377

Loans held for sale, at fair value	—	228,783	—	228,783
Interest-only strips	—	—	64	64

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	2,134	2,134
Option contracts	—	—	110	110
Derivative assets	—	—	2,244	2,244
Total assets	$—	$243,111	$3,357	$246,468

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$5	$5
Mandatory loan sale commitments	—	—	86	86
TBA MBS trades	—	2,019	—	2,019
Derivative liabilities	—	2,019	91	2,110
Total liabilities	$—	$2,019	$91	$2,110

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$9,109	$—	$9,109
U.S. government sponsored enterprise MBS	—	6,385	—	6,385
Private issue CMO	—	—	853	853
Investment securities	—	15,494	853	16,347

Loans held for sale, at fair value	—	158,883	—	158,883
Interest-only strips	—	—	62	62

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	2,570	2,570
Derivative assets	—	—	2,570	2,570
Total assets	$—	$174,377	$3,485	$177,862

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$4	$4
Mandatory loan sale commitments	—	—	93	93
TBA MBS trades	—	1,335	—	1,335
Derivative liabilities	—	1,335	97	1,432
Total liabilities	$—	$1,335	$97	$1,432

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at September 30, 2014	$828	$250	$70	$1,785	$(245)	$33	$2,721
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	—	344	149	(57)	436
Included in other comprehensive loss	(4)	—	(6)	—	—	—	(10)
Purchases	—	—	—	—	—	134	134
Issuances	—	—	—	—	—	—	—
Settlements	(25)	—	—	—	10	—	(15)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at December 31, 2014	$799	$250	$64	$2,129	$(86)	$110	$3,266

(1)	Common stock of a community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Quarter Ended December 31, 2013
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at September 30, 2013	$953	$103	$3,365	$(141)	$82	$4,362
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(3,117)	329	158	(2,630)
Included in other comprehensive loss	19	(15)	—	—	—	4
Purchases	—	—	—	—	155	155
Issuances	—	—	—	—	—	—
Settlements	(47)	—	—	8	(64)	(103)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2013	$925	$88	$248	$196	$331	$1,788

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2014	$853	$—	$62	$2,566	$(93)	$—	$3,388
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	—	(437)	(7)	(162)	(606)
Included in other comprehensive loss	(5)	—	2	—	—	—	(3)
Purchases	—	250	—	—	—	321	571
Issuances	—	—	—	—	—	—	—
Settlements	(49)	—	—	—	14	(49)	(84)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at December 31, 2014	$799	$250	$64	$2,129	$(86)	$110	$3,266

(1)	Common stock of a community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2013
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757
Total gains or losses (realized/unrealized):
Included in earnings	—	—	1,280	99	266	1,645
Included in other comprehensive loss	19	(10)	—	—	—	9
Purchases	—	—	—	—	370	370
Issuances	—	—	—	—	—	—
Settlements	(113)	—	—	14	(894)	(993)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2013	$925	$88	$248	$196	$331	$1,788

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$9,138	$2,013	$11,151
MSA	—	—	208	208
Real estate owned, net	—	3,496	—	3,496
Total	$—	$12,634	$2,221	$14,855

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,910	$5,026	$15,936
MSA	—	—	241	241
Real estate owned, net	—	2,467	—	2,467
Total	$—	$13,377	$5,267	$18,644

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of December 31, 2014:

(Dollars In Thousands)	Fair Value As of December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$799	Market comparable pricing	Comparability adjustment	(0.4)% – 1.1% (0.9%)	Increase

Common stock of community development financial institution	$250	Market pricing	Pricing indications from recent transactions	$0.00 - $0.14 ($0.05)	Increase

Non-performing loans	$92	Discounted cash flow	Default rates	0.0% - 30.0% (0.0%)	Decrease
Non-performing loans	$1,921	Relative value analysis	Loss severity	20.0% - 30.0% (21.9%)	Decrease

MSA	$208	Discounted cash flow	Prepayment speed (CPR) Discount rate	19.5% - 60.0% (31.0%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$64	Discounted cash flow	Prepayment speed (CPR) Discount rate	20.2% - 39.2% (25.7%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$2,134	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	99.1% – 106.2% (102.3%) of par 22.5% - 30.3% (29.3%)	Decrease Decrease

Option contracts	$110	Relative value analysis	Broker quotes	126.8% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$5	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	101.4% – 103.9% (102.3%) of par 22.5% - 30.3% (29.3%)	Increase Increase

Mandatory loan sale commitments	$86	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	101.2% - 105.0% (104.3%) of par 0.007%	Increase Increase

(1)	The range is based on the estimated fair values and management estimates.

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

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment speeds, discount rates, MBS – TBA quotes, fallout ratios, broker quotes and roll-forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$797,783	$804,707	—	—	$804,707
FHLB – San Francisco stock	$7,056	$7,056	—	$7,056	—

Financial liabilities:
Deposits	$905,512	$882,526	—	—	$882,526
Borrowings	$41,400	$44,440	—	—	$44,440

	June 30, 2014
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$772,141	$778,851	—	—	$778,851
FHLB – San Francisco stock	$7,056	$7,056	—	$7,056	—

Financial liabilities:
Deposits	$897,870	$875,440	—	—	$875,440
Borrowings	$41,431	$44,424	—	—	$44,424

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2014, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of December 31, 2014, the Corporation had five share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan and the 1996 Stock Option Plan.

For the quarters ended December 31, 2014 and 2013, the compensation cost for these plans was $394,000 and $130,000, respectively.  The income tax effect recognized in the Condensed Consolidated Statements of Financial Condition for share-based compensation plans was none and a $1,000 credit in the quarters ended December 31, 2014 and 2013, respectively.

For the six months ended December 31, 2014 and 2013, the compensation cost for these plans was $537,000 and $261,000, respectively.  The income tax effect recognized in the Condensed Consolidated Statements of Financial Condition for share-based compensation plans was a $16,000 debit and an $8,000 credit for the six months ended December 31, 2014 and 2013, respectively.

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

	For the Quarter Ended December 31, 2014	For the Six Months Ended December 31, 2014
Expected volatility range	—%	53.7%
Weighted-average volatility	—%	53.7%
Expected dividend yield	—%	3.0%
Expected term (in years)	0	7.2
Risk-free interest rate	—%	2.2%

During the second quarter of fiscal 2015, no options were granted, exercised or forfeited.  This compares to the second quarter of fiscal 2014 when 35,500 options were exercised, 21,800 options were forfeited and no options were granted. For the first six months of fiscal 2015, 369,000 options were granted, while 2,000 options were exercised and no options were forfeited.  This compares to the first six months of fiscal 2014 when no options were granted, while 40,500 options were exercised and 21,800 options were forfeited. As of December 31, 2014 and 2013, there were 130,750 and 510,250 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter and six months ended December 31, 2014.

	For the Quarter Ended December 31, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2014	1,015,000	$13.49
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2014	1,015,000	$13.49	6.76	$3,726
Vested and expected to vest at December 31, 2014	898,600	$13.63	6.51	$3,404
Exercisable at December 31, 2014	433,000	$14.19	4.19	$2,117

	For the Six Months Ended December 31, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2014	648,000	$12.84
Granted	369,000	$14.59
Exercised	(2,000)	$7.03
Forfeited	—	$—
Outstanding at December 31, 2014	1,015,000	$13.49	6.76	$3,726
Vested and expected to vest at December 31, 2014	898,600	$13.63	6.51	$3,404
Exercisable at December 31, 2014	433,000	$14.19	4.19	$2,117

As of December 31, 2014 and 2013, there was $2.6 million and $657,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.3 years and 1.8 years, respectively.  The forfeiture rate during the first six months of fiscal 2015 and 2014 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the second quarter of fiscal 2015 and 2014, other than the forfeiture of 5,750 shares in the second quarter of fiscal 2014. For the first six months of fiscal 2015, there was no restricted stock activity, other than the award of 185,000 shares. This compares to no restricted stock activity, other than the forfeiture of 5,750 shares of restricted stock in the first six months of fiscal 2014. As of December 31, 2014 and 2013, there were 275,350 shares and 475,350 shares of restricted stock available for future awards under the Plans.

The following tables summarize the unvested restricted stock activity in the quarter and six months ended December 31, 2014.

	For the Quarter Ended December 31, 2014
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at September 30, 2014	266,500	$11.78
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2014	266,500	$11.78
Expected to vest at December 31, 2014	213,200	$11.78

	For the Six Months Ended December 31, 2014
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2014	81,500	$8.34
Granted	185,000	$13.30
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2014	266,500	$11.78
Expected to vest at December 31, 2014	213,200	$11.78

As of December 31, 2014 and 2013, the unrecognized compensation expense was $2.7 million and $370,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.5 years and 1.5 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first six months of fiscal 2015 and 2014.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of December 31, 2014, no stock options remain available for future grants under the 2003 and 1996 Stock Option Plans, which expired in November 2013 and January 2007, respectively.

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

For the second quarter of fiscal 2015 and 2014, there was no activity in the Stock Option Plans, except forfeitures of 13,000 shares in the second quarter of fiscal 2014. For the first six months of fiscal 2015 and 2014, there was no activity in the Stock Option Plans, except forfeitures of 17,500 shares and 88,000 shares, respectively. As of December 31, 2014 and 2013, there were no stock options available for future grants under the Stock Option Plans.

The following tables summarize the activity in the Stock Option Plans for the quarter and six months ended December 31, 2014.

	For the Quarter Ended December 31, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2014	77,500	$23.41
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2014	77,500	$23.41	2.00	$—
Vested and expected to vest at December 31, 2014	77,500	$23.41	2.00	$—
Exercisable at December 31, 2014	77,500	$23.41	2.00	$—

	For the Six Months Ended December 31, 2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2014	95,000	$23.33
Granted	—	$—
Exercised	—	$—
Forfeited	(17,500)	$23.00
Outstanding at December 31, 2014	77,500	$23.41	2.00	$—
Vested and expected to vest at December 31, 2014	77,500	$23.41	2.00	$—
Exercisable at December 31, 2014	77,500	$23.41	2.00	$—

As of December 31, 2014 and 2013, there was no unrecognized compensation expense at both dates, related to unvested share-based compensation arrangements under the Stock Option Plans.

Note 11: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

ASU 2013-02, "Comprehensive Income (Topic 220)," requires disclosure of reclassification adjustments of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI.

The following tables provide the changes in AOCI by component for the quarters and six months ended December 31, 2014 and 2013.

	For the Quarter Ended December 31, 2014
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2014	$337	$40	$377

Other comprehensive income (loss) before reclassifications	58	(3)	55
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	58	(3)	55

Ending balance at December 31, 2014	$395	$37	$432

	For the Quarter Ended December 31, 2013
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2013	$425	$59	$484

Other comprehensive loss before reclassifications	(17)	(9)	(26)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(17)	(9)	(26)

Ending balance at December 31, 2013	$408	$50	$458

	For the Six Months Ended December 31, 2014
	Unrealized gains on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2014	$351	$35	$386

Other comprehensive income before reclassifications	44	2	46
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	44	2	46

Ending balance at December 31, 2014	$395	$37	$432

	For the Six Months Ended December 31, 2013
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2013	$498	$56	$554

Other comprehensive loss before reclassifications	(90)	(6)	(96)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(90)	(6)	(96)

Ending balance at December 31, 2013	$408	$50	$458

There were no significant items reclassified out of AOCI for the quarters and six months ended December 31, 2014 and 2013.

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

As of December 31, 2014:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$1,995	$—	$1,995	$—	$—	$1,995
Total	$1,995	$—	$1,995	$—	$—	$1,995

As of June 30, 2014:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$1,428	$—	$1,428	$—	$—	$1,428
Total	$1,428	$—	$1,428	$—	$—	$1,428

Note 13: Subsequent Events

On January 28, 2015, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.11 per share.  Shareholders of the Corporation’s common stock at the close of business on February 18, 2015 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 12, 2015.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At December 31, 2014, the Corporation had total assets of $1.11 billion, total deposits of $905.5 million and total stockholders’ equity of $144.4 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On October 30, 2014, the Corporation declared a quarterly cash dividend of $0.11 per share for the Corporation’s shareholders of record at the close of business on November 20, 2014, which was paid on December 12, 2014.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 13 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other mortgage loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at December 31, 2014 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,105	$2,860	$1,224	$125	$6,314
Pension benefits	229	459	459	6,988	8,135
Time deposits	173,412	132,880	59,065	—	365,357
FHLB – San Francisco advances	1,314	2,697	21,946	22,243	48,200
FHLB – San Francisco letter of credit	5,000	—	—	—	5,000
FHLB – San Francisco MPF credit enhancement (1)	73	146	146	2,124	2,489
Total	$182,133	$139,042	$82,840	$31,480	$435,495

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of December 31, 2014, the Bank serviced $32.9 million of loans under this program. The estimated amounts are based on historical loss experience.

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

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Total assets increased $6.8 million to $1.11 billion at December 31, 2014 from June 30, 2014.  The increase was primarily attributable to the increases in loans held for investment and loans held for sale, which were funded mostly by cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $86.8 million, or 73 percent, to $32.1 million at December 31, 2014 from $118.9 million at June 30, 2014.  The decrease in the total cash and cash equivalents was primarily attributable to the investment of excess liquidity to fund loans held for investment and loans held for sale.

Total investment securities decreased $970,000, or six percent, to $16.2 million at December 31, 2014 from $17.1 million at June 30, 2014.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by the purchase of $250,000 in the common stock of a community development financial institution in July 2014 to help fulfill the Corporation's Community Reinvestment Act obligation.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment increased $25.7 million, or three percent, to $797.8 million at December 31, 2014 from $772.1 million at June 30, 2014.  During the first six months of fiscal 2015 and 2014, the Corporation originated $92.9 million and $84.0 million, respectively, of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans.  During the first six months of fiscal 2015, the Corporation purchased $218,000 of loans to be held for investment as compared to none in the same period last year. Total loan principal payments during the first six months of fiscal 2015 were $67.8 million, a 11 percent decrease from $76.5 million in the comparable period in fiscal 2014.  In addition, real estate owned acquired in the settlement of loans in the first six months of fiscal 2015 was $2.3 million, a 43 percent decline from $4.0 million in the same period last year due primarily to the improvement in the Corporation's loan quality and general improvement in real estate markets.   The balance of preferred loans increased $25.1 million, or six percent, to $426.1 million at December 31, 2014, compared to $401.0 million at June 30, 2014, and represented 53 percent and 51 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased slightly to $377.3 million at December 31, 2014, compared to $378.0 million at June 30, 2014, and represented approximately 47 percent and 49 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2014 and June 30, 2014, as a percentage of the total dollar amount outstanding:

As of December 31, 2014

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$111,476	29%	$202,315	54%	$60,769	16%	$2,702	1%	$377,262	100%
Multi-family	67,513	21%	165,234	51%	86,609	27%	2,946	1%	322,302	100%
Commercial real estate	42,411	42%	46,266	46%	12,182	12%	—	—%	100,859	100%
Construction	720	17%	2,289	52%	1,369	31%	—	—%	4,378	100%
Total	$222,120	27%	$416,104	52%	$160,929	20%	$5,648	1%	$804,801	100%

(1)	Other than the Inland Empire.

As of June 30, 2014

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$111,412	30%	$201,432	53%	$62,168	16%	$2,985	1%	$377,997	100%
Multi-family	62,614	21%	156,242	52%	79,065	26%	3,290	1%	301,211	100%
Commercial real estate	45,352	47%	42,296	44%	9,155	9%	—	—%	96,803	100%
Construction	1,500	52%	—	—%	1,369	48%	—	—%	2,869	100%
Total	$220,878	28%	$399,970	51%	$151,757	20%	$6,275	1%	$778,880	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $69.9 million, or 44 percent, to $228.8 million at December 31, 2014 from $158.9 million at June 30, 2014.  The increase was primarily due to the higher volume of loans originated for sale of $565.7 million during the quarter ended December 31, 2014 as compared to $477.2 million during the quarter ended June 30, 2014 and the timing difference between loan fundings and loan sale settlements.

Total deposits increased $7.6 million, or one percent, to $905.5 million at December 31, 2014 from $897.9 million at June 30, 2014.  Transaction accounts increased $20.5 million, or four percent, to $547.5 million at December 31, 2014 from $527.0 million at June 30, 2014; while time deposits decreased $12.9 million, or three percent, to $358.0 million at December 31, 2014 from $370.9 million at June 30, 2014.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively on time deposit interest rates.

Total stockholders’ equity decreased $1.5 million, or one percent, to $144.4 million at December 31, 2014, from $145.9 million at June 30, 2014, primarily as a result of stock repurchases totaling $4.8 million (see Part II, Item 2, “Unregistered Sales of Equity

Securities and Use of Proceeds”) and $2.0 million of quarterly cash dividends paid, partly offset by net income of $4.7 million during the first six months of fiscal 2015.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2014 and 2013

The Corporation’s net income for the second quarter of fiscal 2015 was $2.3 million, an increase of $725,000, or 45 percent, from $1.6 million in the same period of fiscal 2014. The increase in net income for the quarter was attributable to an increase in non-interest income, partly offset by an increase in non-interest expense. For the first six months of fiscal 2015, the Corporation’s net income was $4.7 million, an increase of $1.6 million, or 52 percent, from $3.1 million in the same period of fiscal 2014. The increase in net income for the first six months was primarily attributable to an increase in non-interest income, partly offset by an increase in the provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 79 percent for the second quarter of fiscal 2015 from 87 percent for the same period of fiscal 2014.  The improvement in the efficiency ratio for the quarter was primarily the result of the increase in non-interest income, partly offset by the increase in non-interest expenses. For the first six months of fiscal 2015, the Corporation’s efficiency ratio also improved to 80 percent from 89 percent for the same period of fiscal 2014. The improvement in the efficiency ratio was primarily the result of the increase in non-interest income.

Return on average assets for the second quarter of fiscal 2015 was 0.84 percent, up 28 basis points from 0.56 percent in the same period last year.   For the first six months of fiscal 2015, return on average assets was 0.85 percent, up 31 basis points from 0.54 percent in the same period last year.

Return on average equity for the second quarter of fiscal 2015 was 6.42 percent compared to 4.13 percent for the same period last year.   For the first six months of fiscal 2015, return on average equity was 6.50 percent compared to 3.97 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2015 were $0.25, a 56 percent increase from $0.16 in the same period last year. For the first six months of fiscal 2015, diluted earnings per share were $0.50, a 67 percent increase from $0.30 in the same period last year. The higher percentage increase of the diluted earnings per share in comparison to the percentage increase of the net income was primarily attributable to stock repurchases during the last 12 months.

Net Interest Income:

For the Quarters Ended December 31, 2014 and 2013.  Net interest income increased $455,000, to $8.1 million for the second quarter of fiscal 2015 from $7.7 million for the comparable period in fiscal 2014, due to a higher net interest margin, partly offset by a lower average earning asset balance.  The net interest margin was 3.01 percent in the second quarter of fiscal 2015, up 27 basis points from 2.74 percent in the same period of fiscal 2014 due to an increase in the average yield of interest-earning assets and a decrease in the average cost of interest-bearing liabilities. The weighted-average yield of interest-earning assets increased by 18 basis points to 3.59 percent while the weighted-average cost of interest-bearing liabilities decreased by 10 basis points to 0.65 percent for the second quarter of fiscal 2015 as compared to the same period last year. The average balance of earning assets decreased $39.7 million, or four percent, to $1.08 billion in the second quarter of fiscal 2015 from $1.12 billion in the comparable period of fiscal 2014, due primarily to the deployment of excess liquidity to payoff time deposits and borrowings at maturity.

For the Six Months Ended December 31, 2014 and 2013.  Net interest income increased $431,000, or three percent, to $16.0 million for the first six months of fiscal 2015 from $15.6 million for the comparable period in fiscal 2014, due to a higher net interest margin, partly offset by a lower average earning asset balance.  The net interest margin was 2.99 percent in the first six months of fiscal 2015, up 21 basis points from 2.78 percent in the same period of fiscal 2014 due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities.  The weighted-average yield on interest-earning assets increased by eight basis points to 3.57 percent, while the weighted-average cost of interest-bearing liabilities decreased by 16 basis points to 0.65 percent for the first six months of fiscal 2015 as compared to the same period last year. The average balance of earning assets decreased $49.5 million, or four percent, to $1.07 billion in the first six months of fiscal 2015 from $1.12 billion in the comparable period of fiscal 2014, consistent with the Corporation’s strategy of managing liquidity, interest rate and credit risk.

Interest Income:

For the Quarters Ended December 31, 2014 and 2013.  Total interest income increased by $143,000, or two percent, to $9.7 million for the second quarter of fiscal 2015 from $9.5 million in the same quarter of fiscal 2014.  This increase was primarily the result of the investment of excess liquidity into higher yielding interest-earning assets, primarily to fund increases in loans held for sale and loans held for investment.

Loans receivable interest income increased $291,000, or three percent, to $9.4 million in the second quarter of fiscal 2015 from $9.1 million for the same quarter of fiscal 2014.  This increase was attributable to a higher average loan balance, partly offset by a lower average loan yield.  The average balance of loans receivable, including loans held for sale, increased by $72.6 million, or eight percent, to $934.2 million for the second quarter of fiscal 2015 as compared to $861.6 million in the same quarter of fiscal 2014.  The average loan yield during the second quarter of fiscal 2015 decreased 21 basis points to 4.01 percent from 4.22 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a decrease in the average yield of loans held for sale. The average balance of loans held for sale increased $31.4 million, or 28 percent, to $143.5 million during the second quarter of fiscal 2015 from $112.1 million in the same quarter of fiscal 2014. The average yield on the loans held for sale decreased by 34 basis points to 3.93 percent in the second quarter of fiscal 2015 from 4.27 percent in the same quarter of fiscal 2014.

Interest income from investment securities decreased $14,000, or 16 percent, to $72,000 for the second quarter of fiscal 2015 from $86,000 in the same quarter of fiscal 2014.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $1.9 million, or 10 percent, to $16.3 million during the second quarter of fiscal 2015 from $18.2 million during the same quarter of fiscal 2014.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 13 basis points to 1.76 percent during the quarter ended December 31, 2014 from 1.89 percent during the quarter ended December 31, 2013.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2015 was $132,000, compared to $204,000 in the same quarter of fiscal 2014.  In the second quarter of fiscal 2015, none of the Bank's FHLB – San Francisco capital stock was redeemed, as compared to the $2.4 million capital stock redemption in the same period of fiscal 2014.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $76,000 in the second quarter of fiscal 2015, down 45 percent from $138,000 in the same quarter of fiscal 2014.  The decrease was due to a lower average balance for the second quarter of fiscal 2015 as compared to the same period last year as the average yield was unchanged at 25 basis points during both periods.  The average balance of the interest-earning deposits in the second quarter of fiscal 2015 was $119.5 million, a decrease of $105.4 million or 47 percent, from $224.9 million in the same quarter of fiscal 2014. The decrease in the average balance of the interest-earning deposits was due primarily to the investment of excess liquidity to fund loans held for investment and loans held for sale and to payoff time deposits and borrowings at maturity.

For the Six Months Ended December 31, 2014 and 2013.  Total interest income decreased by $464,000, or two percent, to $19.2 million for the first six months of fiscal 2015 from $19.6 million in the same period of fiscal 2014.  This decrease was primarily the result of the lower average loan yield and a decrease in the average balance of FHLB stock, partially offset by the increase in the average balance of loans receivable, including loans held for sale.

Loans receivable interest income decreased $220,000, or one percent, to $18.6 million in the first six months of fiscal 2015 from $18.8 million for the same period of fiscal 2014.  This decrease was attributable to a lower average loan yield, partly offset by a higher average loan balance.  The average loan yield during the first six months of fiscal 2015 decreased 16 basis points to 4.05 percent from 4.21 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a decrease in the average yield of loans held for sale. The average balance of loans receivable, including loans held for sale, increased $23.7 million, or three percent, to $917.0 million for the first six months of fiscal 2015 as compared to $893.3 million in the same period of fiscal 2014. The average balance of loans held for sale decreased by $9.8 million, or seven percent, to $134.8 million during the first six months of fiscal 2015 from $144.6 million in the the same period of fiscal 2014. The average yield on the loans held for sale decreased by 18 basis points to 3.96 percent in the first six months of fiscal 2015 from 4.14 percent in the same period of fiscal 2014, primarily due to the decrease in mortgage interest rates.

Interest income from investment securities decreased $30,000, or 17 percent, to $148,000 for the first six months of fiscal 2015 from $178,000 in the same period of fiscal 2014.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $1.9 million, or 10 percent, to $16.7 million during the first six months of fiscal 2015 from $18.6 million during the same period of fiscal 2014.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 14 basis points to 1.77 percent during the six months ended December 31, 2014 from 1.91 percent during the same period ended December 31, 2013.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first six months of fiscal 2015, the Corporation did not purchase any investment securities, other than the purchase of $250,000 in the common stock of a community development financial institution, while $1.3 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2015 was $276,000, compared to $412,000 in the same period of fiscal 2014.  In the first six months of fiscal 2015, none of the Bank's FHLB – San Francisco capital stock was redeemed, as compared to the $4.4 million capital stock redemption in the same period of fiscal 2014.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $170,000 in the first six months of fiscal 2015, down 31 percent from $248,000 in the same period of fiscal 2014.  The decrease was due to a lower average balance for the first six months of fiscal 2015 as compared to the same period last year as the average yield was unchanged at 25 basis points during both six month periods.  The average balance of the interest-earning deposits in the first six months of fiscal 2015 was $133.6 million, a decrease of $65.1 million or 33 percent, from $198.7 million in the same period of fiscal 2014. The decrease in the average balance of the interest-earning deposits was due primarily to the deployment of excess liquidity to fund loans held for investment and to payoff time deposits and borrowings at maturity.

Interest Expense:

For the Quarters Ended December 31, 2014 and 2013.  Total interest expense for the second quarter of fiscal 2015 was $1.5 million as compared to $1.9 million for the same period last year, a decrease of $312,000, or 17 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the second quarter of fiscal 2015 was $1.2 million as compared to $1.4 million for the same period last year, a decrease of $209,000, or 15 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.53 percent during the second quarter of fiscal 2015 from 0.61 percent during the same quarter last year, a decrease of eight basis points.  The decrease in the average cost of deposits was attributable primarily to higher cost time deposits repricing to lower current market interest rates and a lower percentage of time deposits to the total deposit balance. The average balance of deposits decreased $17.1 million, or two percent, to $908.1 million during the quarter ended December 31, 2014 from $925.2 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the second quarter of fiscal 2015 was 60 percent, compared to 58 percent in the same period of fiscal 2014.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2015 decreased $103,000, or 23 percent, to $336,000 from $439,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance, partly offset by a higher average cost.  The average balance of borrowings decreased $14.4 million, or 26 percent, to $41.4 million during the quarter ended December 31, 2014 from $55.8 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings increased to 3.22 percent for the quarter ended December 31, 2014 from 3.12 percent in the same quarter last year, an increase of 10 basis points.  The increase in average cost was due to maturities of lower costing advances.

For the Six Months Ended December 31, 2014 and 2013.  Total interest expense for the first six months of fiscal 2015 was $3.1 million as compared to $4.0 million for the same period last year, a decrease of $895,000, or 22 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, particularly borrowings, and, to a lesser extent, a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first six months of fiscal 2015 was $2.4 million as compared to $2.9 million for the same period last year, a decrease of $484,000, or 17 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.54 percent during the first six months of fiscal 2015 from 0.63 percent during the same period last year, a decrease of nine basis points.  The decrease in the average cost of deposits was primarily attributable to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits decreased $16.4 million, or two percent, to $905.6 million during the six months ended December 31, 2014 from $922.0 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts.  The average balance of transaction accounts to total deposits in the first six months of fiscal 2015 was 60 percent, compared to 57 percent in the same period of fiscal 2014.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first six months of fiscal 2015 decreased by $411,000, or 38 percent, to $671,000 from $1.1 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a much lesser extent, lower average cost.  The average balance of borrowings decreased by $24.7 million, or 37 percent, to $41.4 million during the six months ended December 31, 2014 from $66.1 million during the same period last year.  The decrease in the average balance was due to scheduled maturities.  The average cost of borrowings decreased to 3.21 percent for the six months ended December 31, 2014 from 3.25 percent in the same period last year, a decrease of four basis points.  The decrease in average cost was due to maturities of higher costing advances.

The following tables present the average balance sheets for the quarters and six months ended December 31, 2014 and 2013, respectively:

Average Balance Sheets

	Quarter Ended December 31, 2014			Quarter Ended December 31, 2013
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$934,214	$9,376	4.01%	$861,635	$9,085	4.22%
Investment securities	16,348	72	1.76%	18,162	86	1.89%
FHLB – San Francisco stock	7,056	132	7.48%	12,080	204	6.76%
Interest-earning deposits	119,493	76	0.25%	224,949	138	0.25%

Total interest-earning assets	1,077,111	9,656	3.59%	1,116,826	9,513	3.41%

Non interest-earning assets	35,491			36,806

Total assets	$1,112,602			$1,153,632

Interest-bearing liabilities:
Checking and money market accounts (2)	$302,866	110	0.14%	$294,199	96	0.13%
Savings accounts	243,872	160	0.26%	238,275	152	0.25%
Time deposits	361,407	940	1.03%	392,741	1,171	1.18%

Total deposits	908,145	1,210	0.53%	925,215	1,419	0.61%

Borrowings	41,406	336	3.22%	55,760	439	3.12%

Total interest-bearing liabilities	949,551	1,546	0.65%	980,975	1,858	0.75%

Non interest-bearing liabilities	17,998			17,333

Total liabilities	967,549			998,308

Stockholders’ equity	145,053			155,324
Total liabilities and stockholders’ equity	$1,112,602			$1,153,632

Net interest income		$8,110			$7,655

Interest rate spread (3)			2.94%			2.66%
Net interest margin (4)			3.01%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.43%			113.85%
Return on average assets			0.84%			0.56%
Return on average equity			6.42%			4.13%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $143 and $99 for the quarters ended December 31, 2014 and 2013, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $58.1 million and $59.0 million during the quarters ended December 31, 2014 and 2013, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$917,008	$18,571	4.05%	$893,335	$18,791	4.21%
Investment securities	16,679	148	1.77%	18,625	178	1.91%
FHLB – San Francisco stock	7,056	276	7.82%	13,185	412	6.25%
Interest-earning deposits	133,612	170	0.25%	198,724	248	0.25%

Total interest-earning assets	1,074,355	19,165	3.57%	1,123,869	19,629	3.49%

Non interest-earning assets	35,185			37,117

Total assets	$1,109,540			$1,160,986

Interest-bearing liabilities:
Checking and money market accounts (2)	$299,286	214	0.14%	$291,852	198	0.13%
Savings accounts	242,317	317	0.26%	234,552	299	0.25%
Time deposits	364,045	1,916	1.04%	395,635	2,434	1.22%

Total deposits	905,648	2,447	0.54%	922,039	2,931	0.63%

Borrowings	41,413	671	3.21%	66,094	1,082	3.25%

Total interest-bearing liabilities	947,061	3,118	0.65%	988,133	4,013	0.81%

Non interest-bearing liabilities	17,372			16,062

Total liabilities	964,433			1,004,195

Stockholders’ equity	145,107			156,791
Total liabilities and stockholders’ equity	$1,109,540			$1,160,986

Net interest income		$16,047			$15,616

Interest rate spread (3)			2.92%			2.68%
Net interest margin (4)			2.99%			2.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.44%			113.74%
Return on average assets			0.85%			0.54%
Return on average equity			6.50%			3.97%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $184 and $299 for the six months ended December 31, 2014 and 2013, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $58.2 million and $58.1 million during the six months ended December 31, 2014 and 2013, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters and six months ended December 31, 2014 and 2013, respectively:

Rate/Volume Variance

	Quarter Ended December 31, 2014 Compared To Quarter Ended December 31, 2013 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(437)	$766	$(38)	$291
Investment securities	(6)	(9)	1	(14)
FHLB – San Francisco stock	22	(85)	(9)	(72)
Interest-bearing deposits	—	(62)	—	(62)
Total net change in income on interest-earning assets	(421)	610	(46)	143

Interest-bearing liabilities:
Checking and money market accounts	11	3	—	14
Savings accounts	4	4	—	8
Time deposits	(150)	(93)	12	(231)
Borrowings	14	(113)	(4)	(103)
Total net change in expense on interest-bearing liabilities	(121)	(199)	8	(312)
Net (decrease) increase in net interest income	$(300)	$809	$(54)	$455

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2014 Compared To Six Months Ended December 31, 2013 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(699)	$498	$(19)	$(220)
Investment securities	(12)	(19)	1	(30)
FHLB – San Francisco stock	104	(192)	(48)	(136)
Interest-bearing deposits	—	(78)	—	(78)
Total net change in income on interest-earning assets	(607)	209	(66)	(464)

Interest-bearing liabilities:
Checking and money market accounts	11	5	—	16
Savings accounts	8	10	—	18
Time deposits	(353)	(194)	29	(518)
Borrowings	(12)	(404)	5	(411)
Total net change in expense on interest-bearing liabilities	(346)	(583)	34	(895)
Net (decrease) increase in net interest income	$(261)	$792	$(100)	$431

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended December 31, 2014 and 2013.  During the second quarter of fiscal 2015, the Corporation recorded a recovery from the allowance for loan losses of $(354,000), down 61 percent from the recovery from the allowance for loan losses of $(898,000) in the same period of fiscal 2014.  The recovery in the second quarter of fiscal 2015 was primarily attributable to further improvement in credit quality.  Non-performing loans declined $4.7 million, or 30 percent, to $11.2 million at December 31, 2014 as compared to $15.9 million at June 30, 2014 and were $17.1 million at December 31, 2013.  Net recoveries in the second quarter of fiscal 2015 were $(159,000) or (0.07) percent (annualized) of average loans receivable, compared to net charge-offs of $166,000 or 0.08 percent (annualized) of average loans receivable in the same quarter of fiscal 2014.  Total classified loans, consisting of special mention and substandard loans, were $30.5 million at December 31, 2014 as compared to $35.4 million at June 30, 2014 and to $33.8 million at December 31, 2013.

For the Six Months Ended December 31, 2014 and 2013.  During the first six months of fiscal 2015, the Corporation recorded a recovery from the allowance for loan losses of $(1.2 million), down 36 percent from the recovery from the allowance for loan losses of $(1.8 million) in the same period of fiscal 2014.  The recovery in the first six months of fiscal 2015 was primarily attributable to further improvement in credit quality. Net recoveries in the first six months of fiscal 2015 were $(121,000) or (0.03) percent (annualized) of average loans receivable, compared to net charge-offs of $2.1 million or 0.46 percent (annualized) of average loans receivable in the same period of fiscal 2014.

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

At December 31, 2014, the allowance for loan losses was $8.7 million, comprised of collectively evaluated allowances of $8.6 million and individually evaluated allowances of $77,000; in comparison to the allowance for loan losses of $9.7 million at June 30, 2014, comprised of collectively evaluated allowances of $9.7 million and individually evaluated allowances of $41,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.08 percent at December 31, 2014 compared to 1.25 percent at June 30, 2014.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended December 31, 2014 and 2013.  Total non-interest income increased $2.4 million, or 34 percent, to $9.5 million for the quarter ended December 31, 2014 from $7.1 million for the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans.

The net gain on sale of loans increased $2.3 million, or 40 percent, to $8.0 million for the second quarter of fiscal 2015 from $5.7 million in the same quarter of fiscal 2014 reflecting the impact of a higher loan sale volume and, to a lesser extent, a higher average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $567.6 million in the quarter ended December 31, 2014, up $151.7 million, or 36 percent, from $415.9 million in the comparable quarter last year.  The increase in loan sale volume was attributable to lower mortgage interest rates in the second quarter of fiscal 2015 as compared to the same period last year. The average loan sale margin for PBM during the second quarter of fiscal 2015 was 1.40 percent, up four basis points from 1.36 percent for the same period of fiscal 2014.  The gain on sale of loans includes a net favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net gain of $1.6 million in the second quarter of fiscal 2015 as compared to a net unfavorable fair-value adjustment net loss of $(2.2 million) in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments was consistent with the Bank's mortgage banking activity and the volatility of the mortgage interest rates. As of December 31, 2014, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $9.1 million, compared to $7.8 million at June 30, 2014 and $4.1 million at December 31, 2013. The gain on sale of loans for the second quarter of fiscal 2015 also includes a $1,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $70,000 recourse reserve recovery in the comparable quarter last year.  As of December 31, 2014, the total recourse reserve for loans sold that are subject to repurchase was $711,000, compared to $904,000 at June 30, 2014 and $1.2 million at December 31, 2013.  See “Asset Quality” for additional information related to the recourse reserve liability.

For the Six Months Ended December 31, 2014 and 2013.  Total non-interest income increased $3.3 million, or 22 percent, to $18.6 million for the six months ended December 31, 2014 from $15.3 million for the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans.

The net gain on sale of loans increased $3.2 million, or 26 percent, to $15.7 million for the first six months of fiscal 2015 from $12.5 million in the same period of fiscal 2014 reflecting the impact of a higher average loan sale margin and, to a lesser extent, a higher loan sale volume.  The average loan sale margin for PBM during the first six months of fiscal 2015 was 1.46 percent, up 22 basis points from 1.24 percent for the same period of fiscal 2014.  Total loan sale volume was $1.07 billion in the first six months ended December 31, 2014, up $86.2 million, or nine percent, from $979.3 million in the comparable quarter last year.  The increase in loan sale volume was attributable to lower mortgage interest rates in the first six months of fiscal 2015 as compared to the same period last year. The gain on sale of loans includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net gain of $957,000 in the first six months of fiscal 2015 as compared to an unfavorable fair-value adjustment, a net loss of $(1.2 million), in the same period last year. The gain on sale of loans for the first six months of fiscal 2015 also includes a $200,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $256,000 recourse reserve recovery in the comparable period last year.

Non-Interest Expense:

For the Quarters Ended December 31, 2014 and 2013.  Total non-interest expense in the quarter ended December 31, 2014 was $13.9 million, an increase of $1.0 million or eight percent, as compared to $12.9 million in the quarter ended December 31, 2013.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits related to mortgage banking operations.

Total salaries and employee benefits increased $1.1 million, or 12 percent, to $10.0 million in the second quarter of fiscal 2015 from $8.9 million in the same period of fiscal 2014.  The increase was primarily attributable to higher incentive compensation, resulting primarily from employee bonuses which were not accrued and awarded last year and from increased mortgage banking operations. PBM loan originations increased $117.8 million, or 26 percent, to $573.5 million in the second quarter of fiscal 2015 from $455.7 million in the comparable period in fiscal 2014.

For the Six Months Ended December 31, 2014 and 2013.  Total non-interest expense in the six months ended December 31, 2014 was $27.7 million, an increase of $250,000 or one percent, as compared to $27.4 million in the same period ended December 31, 2013.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits and other operating expenses related to mortgage banking operations.

Total salaries and employee benefits increased $167,000, or one percent, to $19.5 million in the first six months of fiscal 2015 from $19.4 million in the same period of fiscal 2014.  The increase was primarily attributable to higher incentive compensation, resulting primarily from employee bonuses which were not accrued and awarded last year. PBM loan originations decreased $40.2 million, or four percent, to $1.10 billion in the first six months of fiscal 2015 from $1.14 billion in the comparable period in fiscal 2014.

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

For the Quarters Ended December 31, 2014 and 2013.  The income tax provision was $1.7 million for the quarter ended December 31, 2014 as compared to $1.2 million for the same quarter last year.  The effective income tax rate for the quarter ended December 31, 2014 was 42.5 percent as compared to 43.3 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2015 reflects its current income tax obligations.

For the Six Months Ended December 31, 2014 and 2013.  The income tax provision was $3.5 million for the six months ended December 31, 2014 as compared to $2.3 million for the same period last year.  The effective income tax rate for the six months ended December 31, 2014 was 42.3 percent as compared to 42.1 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2015 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $4.7 million, or 30 percent, to $11.2 million at December 31, 2014 from $15.9 million at June 30, 2014.  Non-performing loans as a percentage of loans held for investment improved to 1.40 percent at December 31, 2014 from 2.06 percent at June 30, 2014.  The non-performing loans at December 31, 2014 were primarily comprised of 30 single-family loans ($7.4 million); four multi-family loans ($2.2 million); four commercial real estate loans ($1.5 million); and two commercial business loans ($98,000).  This compares to the non-performing loans at June 30, 2014 which were primarily comprised of 35 single-family loans ($10.4 million); seven multi-family loans ($3.1 million); six commercial real estate loans ($2.4 million); and two commercial business loans ($92,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

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

As of December 31, 2014, total restructured loans, net of allowance for loan losses was $6.0 million, unchanged from June 30, 2014.  At December 31, 2014 and June 30, 2014, $5.3 million and $5.6 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2014, $5.3 million, or 89 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $3.7 million, or 62 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2014.

Real estate owned was $3.5 million at December 31, 2014, an increase of $1.0 million or 40 percent from $2.5 million at June 30, 2014.  Real estate owned at December 31, 2014 was comprised of four single-family properties ($1.3 million), one commercial real estate property ($2.0 million) and one multi-family property ($193,000).  The Corporation has not suspended foreclosure activity at anytime through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $2.9 million, or 16 percent, to $14.6 million or 1.32 percent of total assets at December 31, 2014 from $18.4 million or 1.66 percent of total assets at June 30, 2014.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first six months of fiscal 2015, the Corporation repurchased three loans, totaling $637,000, from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  This compares to the first six months of fiscal 2014 when the Corporation repurchased one loan, totaling $122,000, from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first six months of fiscal 2015, the Corporation had a recourse reserve recovery of $(200,000) and received net reimbursements of $7,000.  This compares to the first six months of fiscal 2014 when the Corporation had a recourse reserve recovery of $(256,000) and settled claims for $653,000. As of December 31, 2014, the total recourse reserve for loans sold that are subject to repurchase was $711,000, compared to $904,000 at June 30, 2014 and $1.2 million at December 31, 2013.

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

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2014 and 2013:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2014	2013	2014	2013
(In Thousands)

Balance, beginning of the period	$712	$1,258	$904	$2,111
Recovery from recourse liability	(1)	(70)	(200)	(256)
Net reimbursements (settlements) in lieu of loan repurchases	—	14	7	(653)
Balance, end of the period	$711	$1,202	$711	$1,202

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2014:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$159,589	733	72%	8.32 years
Stated income (5)	$165,509	731	67%	9.03 years
FICO less than or equal to 660	$12,526	643	63%	8.79 years
Over 30-year amortization	$14,557	733	64%	9.26 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $3.1 million of “interest only,” $5.7 million of “stated income,” $766 of “FICO less than or equal to 660,” and $233 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2014:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$39,001	1%	—%
Fully amortize between 1 year and 5 years	120,588	2%	—%
Fully amortize after 5 years	—	—%	—%
Total	$159,589	2%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2014:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$157,427	3%	—%
Interest rate reset between 1 year and 5 years	8,082	10%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$165,509	3%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

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

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	2014	Total
Loan balance (in thousands)	$250,530	$48,214	$21,539	$900	$126	$1,292	$5,720	$6,758	$33,724	$368,803
Weighted-average LTV (1)	66%	72%	75%	52%	70%	68%	55%	58%	70%	67%
Weighted-average age (in years)	9.56	7.51	6.75	5.40	4.12	3.40	2.38	1.52	0.41	8.00
Weighted-average FICO (2)	730	731	743	750	700	716	747	747	749	733
Number of loans	792	104	43	3	1	5	27	34	59	1,068

Geographic breakdown (%)
Inland Empire	29%	30%	25%	100%	100%	50%	19%	28%	30%	29%
Southern California (3)	61%	39%	43%	—%	—%	50%	37%	32%	43%	54%
Other California (4)	9%	30%	32%	—%	—%	—%	44%	40%	27%	16%
Other States	1%	1%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	2014	Total
Loan balance (in thousands)	$64,033	$15,662	$4,947	$—	$—	$19,040	$30,274	$89,650	$98,696	$322,302
Weighted-average LTV (1)	47%	54%	44%	—%	—%	58%	56%	58%	57%	55%
Weighted-average DCR (2)	1.43x	1.26x	1.39x	—	—	1.51x	1.73x	1.70x	1.57x	1.57x
Weighted-average age (in years)	9.60	7.46	6.71	—	—	3.28	2.37	1.40	0.47	3.32
Weighted-average FICO (3)	705	699	708	—	—	744	732	760	762	745
Number of loans	112	27	6	—	—	20	38	119	113	435

Geographic breakdown (%)
Inland Empire	19%	9%	28%	—%	—%	31%	14%	33%	13%	21%
Southern California (4)	48%	88%	72%	—%	—%	54%	53%	42%	53%	51%
Other California (5)	28%	3%	—%	—%	—%	15%	33%	25%	34%	27%
Other States	5%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	—%	—%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2014:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$86,854	3%	—%	37%
Interest rate reset or mature between 1 year and 5 years	229,917	—%	—%	7%
Interest rate reset or mature after 5 years	5,531	—%	—%	25%
Total	$322,302	1%	—%	15%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2014:

	Calendar Year of Origination
(Dollars In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	2014	Total (5)(6)
Loan balance (in thousands)	$23,278	$11,065	$1,127	$—	$366	$769	$15,784	$20,723	$27,747	$100,859
Weighted-average LTV (1)	46%	53%	45%	—%	57%	62%	51%	47%	48%	48%
Weighted-average DCR (2)	2.11x	1.39x	1.32x	—	1.26x	1.47x	1.88x	1.82x	1.75x	1.82x
Weighted-average age (in years)	9.60	7.57	6.84	—	4.60	3.02	2.27	1.41	0.44	3.93
Weighted-average FICO (2)	696	732	766	—	704	770	753	756	750	739
Number of loans	27	9	3	—	2	1	15	26	33	116

Geographic breakdown (%):
Inland Empire	40%	48%	17%	—%	51%	—%	68%	34%	35%	42%
Southern California (3)	60%	36%	83%	—%	49%	100%	32%	39%	48%	46%
Other California (4)	—%	16%	—%	—%	—%	—%	—%	27%	17%	12%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	—%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $22.2 million in Mixed Use; $18.1 million in Retail; $15.4 million in Office; $12.4 million in Mobile Home Park; $6.5 million in Gas/Convenience Stores; $5.6 million in Light Industrial/Manufacturing; $5.6 million in Warehouse; $5.0 million in Medical/Dental Office; $3.4 million in Restaurant/Fast Food; $3.1 million in Mini-Storage; $1.7 million in Hotel and Motel; $1.5 million in Automotive – Non Gasoline; and $383,000 in Other.

(6)	Consisting of $84.2 million or 83.5 percent in investment properties and $16.7 million or 16.5 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2014:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$29,030	5%	—%	80%
Interest rate reset or mature between 1 year and 5 years	71,829	—%	—%	79%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$100,859	2%	—%	79%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated:

(In Thousands)	At December 31, 2014	At June 30, 2014
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$4,561	$7,442
Multi-family	589	1,333
Commercial real estate	728	1,552
Total	5,878	10,327

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,792	2,957
Multi-family	1,591	1,760
Commercial real estate	792	800
Commercial business loans	98	92
Total	5,273	5,609

Total non-performing loans	11,151	15,936

Real estate owned, net	3,496	2,467
Total non-performing assets	$14,647	$18,403

Restructured loans on accrual status:
Mortgage loans:
Single-family	$687	$343
Total	$687	$343

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.40%	2.06%

Non-performing loans as a percentage of total assets	1.00%	1.44%

Non-performing assets as a percentage of total assets	1.32%	1.66%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of December 31, 2014:

	Calendar Year of Origination
(In Thousands)	2006 & Prior	2007	2008	2009	2010	2011	2012	2013	2014	Total
Mortgage loans:
Single-family	$4,877	$1,927	$455	$—	$—	$—	$94	$—	$—	$7,353
Multi-family	1,995	185	—	—	—	—	—	—	—	2,180
Commercial real estate	1,520	—	—	—	—	—	—	—	—	1,520
Commercial business loans	—	—	—	98	—	—	—	—	—	98
Total	$8,392	$2,112	$455	$98	$—	$—	$94	$—	$—	$11,151

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of December 31, 2014:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,436	$4,403	$456	$58	$7,353
Multi-family	430	—	1,346	404	2,180
Commercial real estate	1,520	—	—	—	1,520
Commercial business loans	6	92	—	—	98
Total	$4,392	$4,495	$1,802	$462	$11,151

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At December 31, 2014		At June 30, 2014
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$3,736	13	$2,140	10
Multi-family	4,555	1	7,256	4
Commercial business loans	—	—	22	1
Total special mention loans	8,291	14	9,418	15

Substandard loans:
Mortgage loans:
Single-family	7,419	31	11,096	38
Multi-family	8,573	13	8,471	13
Commercial real estate	6,089	8	6,349	9
Commercial business loans	98	2	92	2
Total substandard loans	22,179	54	26,008	62

Total classified loans	30,470	68	35,426	77

Real estate owned:
Single-family	1,330	4	494	2
Multi-family	193	1	—	—
Commercial real estate	1,973	1	1,973	2
Total real estate owned	3,496	6	2,467	4

Total classified assets	$33,966	74	$37,893	81

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2014	2013	2014	2013
Loans originated and purchased for sale:
Retail originations	$259,140	$229,181	$510,471	$556,929
Wholesale originations and purchases	306,517	223,800	568,956	579,755
Total loans originated and purchased for sale (1)	565,657	452,981	1,079,427	1,136,684

Loans sold:
Servicing released	(512,728)	(495,968)	(1,001,469)	(1,188,345)
Servicing retained	(7,144)	(4,855)	(8,828)	(5,495)
Total loans sold (2)	(519,872)	(500,823)	(1,010,297)	(1,193,840)

Loans originated for investment:
Mortgage loans:
Single-family	11,647	2,730	24,598	5,178
Multi-family	26,857	30,488	48,090	62,858
Commercial real estate	11,931	8,379	17,081	14,442
Construction	—	1,500	3,009	1,500
Commercial business loans	—	13	75	13
Consumer loans	1	—	1	—
Total loans originated for investment (3)	50,436	43,110	92,854	83,991

Loans purchased for investment:
Mortgage loans:
Single-family	—	—	218	—
Total loans purchased for investment (3)	—	—	218	—

Mortgage loan principal payments	(42,973)	(34,676)	(67,753)	(76,543)
Real estate acquired in settlement of loans	(1,365)	(1,213)	(2,292)	(3,972)
Increase (decrease) in other items, net (4)	5,167	(4,473)	3,385	4,860

Net increase (decrease) in loans held for investment and loans held for sale at fair value	$57,050	$(45,094)	$95,542	$(48,820)

(1)
Includes PBM loans originated and purchased for sale during the quarters and six months ended December 31, 2014 and 2013 totaling $561.9 million, $453.0 million, $1.08 billion and $1.14 billion, respectively.

(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2014 and 2013 totaling $516.5 million, $500.8 million, $1.01 billion and $1.19 billion, respectively.

(3)
Includes PBM loans originated and purchased for investment during the quarters and six months ended December 31, 2014 and 2013 totaling $11.6 million, $2.8 million, $26.0 million and $5.2 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for sale and repurchases.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2015 and 2014, the Corporation originated and purchased $1.17 billion and $1.22 billion of loans, respectively.  The total loans sold in the first six months of fiscal 2015 and 2014 were $1.01 billion and $1.19 billion, respectively.  At December 31, 2014, the Corporation had loan origination commitments totaling $126.3 million, undisbursed lines of credit totaling $2.0 million and undisbursed loan funds totaling $2.3 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first six months of fiscal 2015, the net increase in deposits was $7.6 million, or one percent, primarily due to the increase in transaction accounts, which was partly offset by scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of December 31, 2014, total deposits were $905.5 million. At December 31, 2014, time deposits scheduled to mature in one year or less were $171.3 million and total time deposits with a principal amount of $100,000 or higher were $179.0 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2014, total cash and cash equivalents were $32.1 million, or three percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2014, total borrowings were $41.4 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $338.5 million and the remaining available collateral was $647.9 million.  In addition, the Bank has secured a $13.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $14.0 million.  As of December 31, 2014, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2014 decreased to 30.8 percent from 33.0 percent for the quarter ended June 30, 2014.

The Bank is required to maintain specific amounts of capital pursuant to OCC requirements.  Under the OCC prompt corrective action provisions, a minimum of 5.0 percent for Tier 1 Leverage Capital, 6.0 percent for Tier 1 Risk-Based Capital and 10.0 percent for Total Risk-Based Capital is required to be deemed “well capitalized.”  As of December 31, 2014, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of December 31, 2014 were as follows:

(Dollars In Thousands)	Amount	Percent

Tier 1 leverage capital	$118,968	10.70%
Requirement to be “Well Capitalized”	55,583	5.00

Excess over requirement	$63,385	5.70%

Tier 1 risk-based capital	$118,968	15.15%
Requirement to be “Well Capitalized”	47,131	6.00

Excess over requirement	$71,837	9.15%

Total risk-based capital	$127,741	16.26%
Requirement to be “Well Capitalized”	78,552	10.00

Excess over requirement	$49,189	6.26%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the second quarter of fiscal 2015, the Bank did not declare any cash dividend to the Corporation; while the Corporation paid $1.0 million of cash dividends to its shareholders. For the first six months of fiscal 2015, the Bank paid a cash dividend of $25.0 million to the Corporation; while the Corporation paid $2.0 million of cash dividends to its shareholders.

Supplemental Information

	At December 31, 2014	At June 30, 2014	At December 31, 2013

Loans serviced for others (in thousands)	$80,813	$82,734	$87,346

Book value per share	$16.05	$15.66	$15.47

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2014 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$231,953	$81,648	$1,207,007	19.22%	+615 bp
+300 bp	$217,366	$67,061	$1,198,342	18.14%	+507 bp
+200 bp	$199,745	$49,440	$1,186,310	16.84%	+377 bp
+100 bp	$177,375	$27,070	$1,170,572	15.15%	+208 bp
0 bp	$150,305	$—	$1,150,160	13.07%	- bp
-100 bp	$138,561	$(11,744)	$1,144,162	12.11%	-96 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2014 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2014 and June 30, 2014.

	At December 31, 2014	At June 30, 2014
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.07%	14.94%
Post-Shock NPV Ratio: NPV as a % of PV Assets	12.11%	13.55%
Sensitivity Measure: Change in NPV Ratio	-96 bp	-139 bp
TB 13a Level of Risk	Minimal	Minimal

The pre-shock NPV ratio declined 187 basis points to 13.07% at December 31, 2014 from 14.94% at June 30, 2014 and the post-shock NPV ratio declined 144 basis points to 12.11% at December 31, 2014 from 13.55% at June 30, 2014. The decline of the NPV ratios was primarily attributable to a $25.0 million cash dividend distribution from the Bank to the Corporation in September 2014, partly offset by the net income in the first six months of fiscal 2015.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at December 31, 2014 and June 30, 2014.

At December 31, 2014		At June 30, 2014
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	6.98%	+400 bp	6.74%
+300 bp	13.78%	+300 bp	12.62%
+200 bp	11.25%	+200 bp	10.53%
+100 bp	7.56%	+100 bp	6.07%
-100 bp	(9.16)%	-100 bp	(19.30)%

At both December 31, 2014 and June 30, 2014, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2014 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2014	—	$—	—	87,823
November 1 – 30, 2014	26,600	15.04	26,600	61,223
December 1 – 31, 2014	130,316	15.23	130,316	384,119
Total	156,916	$15.20	156,916	384,119

(1)
On October 30, 2014, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation's outstanding common stock, or approximately 453,212 shares, which was effective in December 2014 upon the completion of the May 2014 stock repurchase plan. The October 2014 stock repurchase plan will be expired on October 30, 2015.

During the quarter ended December 31, 2014, the Corporation purchased 156,916 shares of the Corporation’s common stock at an average cost of $15.20 per share.  For the six months ended December 31, 2014, the Corporation purchased 319,120 shares of the Corporation's common stock at an average cost of $14.99 per share. The May 2014 stock repurchase plan which authorized 476,960 shares was completed during the period May 2014 through December 2014 with an average cost of $14.72 per share. As of December 31, 2014, a total of 69,093 shares or 15 percent of the shares authorized in the October 2014 stock repurchase plan have been purchased at an average cost of $15.27 per share, leaving 384,119 shares available for future purchases. During the quarter ended December 31, 2014, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibits:

3.1 (a)	Certificate of Incorporation of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.1 (b)	Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009

3.1 (c)	Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on December 1, 2014)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
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

Provident Financial Holdings, Inc.

Date: February 9, 2015	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2015	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.