Form 10-Q
period 2015-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2015-05-11
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of May 4, 2015
Common stock, $ 0.01 par value, per share	8,718,929 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2015 and June 30, 2014	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2015 and 2014	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Nine Months Ended March 31, 2015 and 2014	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2015 and 2014	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2015 and 2014	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	47
	Safe-Harbor Statement	47
	Critical Accounting Policies	48
	Executive Summary and Operating Strategy	50
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	51
	Comparison of Financial Condition at March 31, 2015 and June 30, 2014	52
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2015 and 2014	54
	Asset Quality	63
	Loan Volume Activities	73
	Liquidity and Capital Resources	74
	Supplemental Information	76

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	77

ITEM 4 -	Controls and Procedures	78

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	79
ITEM 1A -	Risk Factors	79
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	80
ITEM 3 -	Defaults Upon Senior Securities	80
ITEM 4 -	Mine Safety Disclosures	80
ITEM 5 -	Other Information	80
ITEM 6 -	Exhibits	80

SIGNATURES		83

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
In Thousands, Except Share Information

	(Unaudited)
	March 31, 2015	June 30, 2014
Assets
Cash and cash equivalents	$30,675	$118,937
Investment securities – held to maturity (fair value $800 and $800, respectively)	800	800
Investment securities – available for sale, at fair value	14,986	16,347
Loans held for investment, net of allowance for loan losses of $8,712 and $9,744, respectively	819,636	772,141
Loans held for sale, at fair value	307,054	158,883
Accrued interest receivable	2,855	2,483
Real estate owned, net	3,190	2,467
Federal Home Loan Bank (“FHLB”) – San Francisco stock	7,732	7,056
Premises and equipment, net	5,617	6,369
Prepaid expenses and other assets	21,246	20,146

Total assets	$1,213,791	$1,105,629

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$62,824	$58,654
Interest-bearing deposits	855,076	839,216
Total deposits	917,900	897,870

Borrowings	131,384	41,431
Accounts payable, accrued interest and other liabilities	22,649	20,466
Total liabilities	1,071,933	959,767

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,718,365 and 17,714,365 shares issued; 8,718,929 and 9,312,269 shares outstanding, respectively)	177	177
Additional paid-in capital	87,552	88,259
Retained earnings	186,762	182,458
Treasury stock at cost (8,999,436 and 8,402,096 shares, respectively)	(133,030)	(125,418)
Accumulated other comprehensive income, net of tax	397	386

Total stockholders’ equity	141,858	145,862

Total liabilities and stockholders’ equity	$1,213,791	$1,105,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest income:
Loans receivable, net	$9,689	$8,731	$28,260	$27,522
Investment securities	70	82	218	260
FHLB – San Francisco stock	126	203	402	615
Interest-earning deposits	52	142	222	390
Total interest income	9,937	9,158	29,102	28,787

Interest expense:
Checking and money market deposits	101	94	315	292
Savings deposits	160	153	477	452
Time deposits	910	1,058	2,826	3,492
Borrowings	388	403	1,059	1,485
Total interest expense	1,559	1,708	4,677	5,721

Net interest income	8,378	7,450	24,425	23,066
Recovery from the allowance for loan losses	(111)	(849)	(1,283)	(2,689)
Net interest income, after recovery from the allowance for loan losses	8,489	8,299	25,708	25,755

Non-interest income:
Loan servicing and other fees	264	252	823	778
Gain on sale of loans, net	9,754	5,291	25,448	17,777
Deposit account fees	607	628	1,837	1,868
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	58	45	(12)	15
Card and processing fees	338	336	1,030	997
Other	248	239	750	683
Total non-interest income	11,269	6,791	29,876	22,118

Non-interest expense:
Salaries and employee benefits	10,950	8,811	30,481	28,175
Premises and occupancy	1,106	1,099	3,604	3,362
Equipment	420	435	1,306	1,389
Professional expenses	671	383	1,628	1,314
Sales and marketing expenses	458	418	1,188	1,224
Deposit insurance premiums and regulatory assessments	227	251	738	694
Other	1,336	1,156	3,874	3,796
Total non-interest expense	15,168	12,553	42,819	39,954

Income before income taxes	4,590	2,537	12,765	7,919
Provision for income taxes	1,990	1,138	5,447	3,404
Net income	$2,600	$1,399	$7,318	$4,515

Basic earnings per share	$0.29	$0.14	$0.80	$0.45
Diluted earnings per share	$0.29	$0.14	$0.79	$0.44
Cash dividends per share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$2,600	$1,399	$7,318	$4,515

Change in unrealized holding (loss) gain on securities available for sale	(60)	17	19	(148)
Reclassification of (gains) losses to net income	—	—	—	—
Other comprehensive (loss) income, before income taxes	(60)	17	19	(148)

Income tax (benefit) expense	(25)	7	8	(62)
Other comprehensive (loss) income	(35)	10	11	(86)

Total comprehensive income	$2,565	$1,409	$7,329	$4,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters and Nine Months Ended March 31, 2015 and 2014:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at December 31, 2014	8,995,149	$177	$87,153	$185,148	$(128,560)	$432	$144,350

Net income				2,600			2,600
Other comprehensive loss						(35)	(35)
Purchase of treasury stock	(278,220)				(4,457)		(4,457)
Exercise of stock options	2,000	—	14				14
Amortization of restricted stock			177				177
Forfeiture of restricted stock			13		(13)		—
Stock options expense			190				190
Tax effect from stock based compensation			5				5
Cash dividends				(986)			(986)

Balance at March 31, 2015	8,718,929	$177	$87,552	$186,762	$(133,030)	$397	$141,858

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at December 31, 2013	9,851,765	$177	$88,358	$180,897	$(117,440)	$458	$152,450

Net income				1,399			1,399
Other comprehensive income						10	10
Purchase of treasury stock	(194,888)				(2,983)		(2,983)
Exercise of stock options	9,000	—	66				66
Amortization of restricted stock			50				50
Awards of restricted stock			(130)		130		—
Stock options expense			76				76
Tax effect from stock based compensation			(130)				(130)
Cash dividends				(981)			(981)

Balance at March 31, 2014	9,665,877	$177	$88,290	$181,315	$(120,293)	$468	$149,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2014	9,312,269	$177	$88,259	$182,458	$(125,418)	$386	$145,862

Net income				7,318			7,318
Other comprehensive income						11	11
Purchase of treasury stock	(597,340)				(9,240)		(9,240)
Exercise of stock options	4,000	—	28				28
Amortization of restricted stock			418				418
Awards of restricted stock			(1,641)		1,641		—
Forfeitures of restricted stock			13		(13)		—
Stock options expense			486				486
Tax effect from stock based compensation			(11)				(11)
Cash dividends				(3,014)			(3,014)

Balance at March 31, 2015	8,718,929	$177	$87,552	$186,762	$(133,030)	$397	$141,858

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2013	10,386,399	$177	$87,742	$179,816	$(108,315)	$554	$159,974

Net income				4,515			4,515
Other comprehensive loss						(86)	(86)
Purchase of treasury stock	(770,022)				(12,057)		(12,057)
Exercise of stock options	49,500	—	362				362
Amortization of restricted stock			152				152
Awards of restricted stock			(130)		130		—
Forfeitures of restricted stock			51		(51)		—
Stock options expense			235				235
Tax effect from stock based compensation			(122)				(122)
Cash dividends				(3,016)			(3,016)

Balance at March 31, 2014	9,665,877	$177	$88,290	$181,315	$(120,293)	$468	$149,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$7,318	$4,515
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,479	1,217
Recovery from the allowance for loan losses	(1,283)	(2,689)
Recovery from the allowance for losses on real estate owned	(10)	(20)
Gain on sale of loans, net	(25,448)	(17,777)
Gain on sale of real estate owned, net	(101)	(242)
Stock-based compensation	904	387
Benefit for deferred income taxes	(60)	(967)
Tax effect from stock based compensation	11	122
Increase (decrease) in accounts payable and other liabilities	1,650	(3,646)
Decrease (increase) in prepaid expenses and other assets	1,511	(1,160)
Loans originated for sale	(1,760,039)	(1,490,402)
Proceeds from sale of loans	1,634,865	1,606,463
Net cash (used for) provided by operating activities	(139,203)	95,801

Cash flows from investing activities:
Increase in loans held for investment, net	(48,647)	(22,731)
Principal payments from investment securities available for sale	1,628	2,285
Purchase of investment securities available for sale	(250)	—
Purchase of FHLB San Francisco stock	(676)	—
Redemption of FHLB – San Francisco stock	—	6,593
Proceeds from sale of real estate owned	1,474	3,655
Purchase of premises and equipment	(334)	(592)
Net cash used for investing activities	(46,805)	(10,790)

Cash flows from financing activities:
Increase (decrease) in deposits, net	20,030	(15,504)
Proceeds from short-term borrowings, net	60,000	—
Proceeds from long-term borrowings	30,000	—
Repayments of long-term borrowings	(47)	(55,044)
Exercise of stock options	28	362
Tax effect from stock based compensation	(11)	(122)
Cash dividends	(3,014)	(3,016)
Treasury stock purchases	(9,240)	(12,057)
Net cash provided by (used for) financing activities	97,746	(85,381)

Net decrease in cash and cash equivalents	(88,262)	(370)
Cash and cash equivalents at beginning of period	118,937	193,839
Cash and cash equivalents at end of period	$30,675	$193,469
Supplemental information:
Cash paid for interest	$4,629	$6,056
Cash paid for income taxes	$3,875	$6,216
Transfer of loans held for sale to held for investment	$2,824	$3,980
Real estate acquired in the settlement of loans	$2,572	$4,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2014 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2014.  The results of operations for the quarter and nine months ended March 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015.

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

ASU 2014-04:
In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments in this ASU are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Holding foreclosed real estate property presents different operational and economic risk to creditors compared with holding an impaired loan. Therefore, consistency in the timing of loan derecognition and presentation of foreclosed real estate properties is of qualitative significance to users of the creditor’s financial statements. Additionally, the disclosure of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure is expected to provide decision-useful information to many users of the creditor’s financial statements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation's adoption of this ASU is not expected have a material impact on its consolidated financial statements.

ASU 2014-14:
In August 2014, the FASB issued ASU 2014-14," Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." Current GAAP provides classification and measurement guidance for situations in which a creditor obtains a debtor’s assets in satisfaction of a receivable, including receipt of assets through foreclosure, but does not provide specific guidance on how to classify and measure foreclosed loans that are government guaranteed. Current GAAP also does not provide guidance on how to determine the unit of account; that is, whether a single asset should be recognized or whether two separate assets should be recognized (real estate and a guarantee receivable). In practice, most creditors derecognize the loan and recognize a single asset. Some creditors recognize a nonfinancial asset (other real estate owned), while others recognize a financial asset (typically, a guarantee receivable). Regardless of the classification of the asset (or assets), measurement of the asset (or total measurement of the assets) in practice generally represents the amount recoverable under the guarantee. The amendments in this ASU should reduce variations in practice by providing guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation's adoption of this ASU is not expected have a material impact on its consolidated financial statements.

ASU 2015-05:
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Corporation's adoption of this ASU is not expected have a material impact on its consolidated financial statements.

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

As of March 31, 2015 and 2014, there were outstanding options to purchase 1.1 million shares and 925,700 shares of the Corporation’s common stock, respectively, of which 246,500 shares and 448,700 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2015 and 2014, there were outstanding restricted stock awards of 265,000 shares and 81,500 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2015 and 2014, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$2,600	$1,399	$7,318	$4,515

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	8,940	9,792	9,106	10,061

Effect of dilutive shares:
Stock options	96	150	110	164
Restricted stock	70	31	56	29

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	9,106	9,973	9,272	10,254

Basic earnings per share	$0.29	$0.14	$0.80	$0.45
Diluted earnings per share	$0.29	$0.14	$0.79	$0.44

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and nine months ended March 31, 2015 and 2014, respectively.

	For the Quarter Ended March 31, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,023	$1,355	$8,378
Provision (recovery) for loan losses	64	(175)	(111)
Net interest income, after provision (recovery) for loan losses	6,959	1,530	8,489

Non-interest income:
Loan servicing and other fees (1)	153	111	264
(Loss) gain on sale of loans, net (2)	(29)	9,783	9,754
Deposit account fees	607	—	607
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	58	—	58
Card and processing fees	338	—	338
Other	248	—	248
Total non-interest income	1,375	9,894	11,269

Non-interest expense:
Salaries and employee benefits	4,743	6,207	10,950
Premises and occupancy	679	427	1,106
Operating and administrative expenses	1,203	1,909	3,112
Total non-interest expense	6,625	8,543	15,168
Income before income taxes	1,709	2,881	4,590
Provision for income taxes	764	1,226	1,990
Net income	$945	$1,655	$2,600
Total assets, end of period	$906,378	$307,413	$1,213,791

(1)	Includes an inter-company charge of $54 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $32 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,757	$693	$7,450
Recovery from the allowance for loan losses	(707)	(142)	(849)
Net interest income after recovery from the allowance for loan losses	7,464	835	8,299

Non-interest income:
Loan servicing and other fees (1)	40	212	252
Gain on sale of loans, net (2)	52	5,239	5,291
Deposit account fees	628	—	628
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	45	—	45
Card and processing fees	336	—	336
Other	239	—	239
Total non-interest income	1,340	5,451	6,791

Non-interest expense:
Salaries and employee benefits	3,903	4,908	8,811
Premises and occupancy	639	460	1,099
Operating and administrative expenses	1,012	1,631	2,643
Total non-interest expense	5,554	6,999	12,553
Income (loss) before income taxes	3,250	(713)	2,537
Provision (benefit) for income taxes	1,438	(300)	1,138
Net income (loss)	$1,812	$(413)	$1,399
Total assets, end of period	$1,022,129	$102,992	$1,125,121

(1)	Includes an inter-company charge of $115 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $22 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$20,843	$3,582	$24,425
Recovery from the allowance for loan losses	(1,199)	(84)	(1,283)
Net interest income, after recovery from the allowance for loan losses	22,042	3,666	25,708

Non-interest income:
Loan servicing and other fees (1)	246	577	823
Gain on sale of loans, net (2)	117	25,331	25,448
Deposit account fees	1,837	—	1,837
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(11)	(1)	(12)
Card and processing fees	1,030	—	1,030
Other	750	—	750
Total non-interest income	3,969	25,907	29,876

Non-interest expense:
Salaries and employee benefits	13,538	16,943	30,481
Premises and occupancy	2,267	1,337	3,604
Operating and administrative expenses	3,452	5,282	8,734
Total non-interest expense	19,257	23,562	42,819
Income before income taxes	6,754	6,011	12,765
Provision for income taxes	2,919	2,528	5,447
Net income	$3,835	$3,483	$7,318
Total assets, end of period	$906,378	$307,413	$1,213,791

(1)	Includes an inter-company charge of $356 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $107 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$19,995	$3,071	$23,066
Recovery from the allowance for loan losses	(2,566)	(123)	(2,689)
Net interest income, after recovery from the allowance for loan losses	22,561	3,194	25,755

Non-interest income:
Loan servicing and other fees (1)	384	394	778
Gain on sale of loans, net (2)	375	17,402	17,777
Deposit account fees	1,868	—	1,868
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	14	1	15
Card and processing fees	997	—	997
Other	683	—	683
Total non-interest income	4,321	17,797	22,118

Non-interest expense:
Salaries and employee benefits	11,458	16,717	28,175
Premises and occupancy	1,952	1,410	3,362
Operating and administrative expenses	3,082	5,335	8,417
Total non-interest expense	16,492	23,462	39,954
Income (loss) before income taxes	10,390	(2,471)	7,919
Provision (benefit) for income taxes	4,443	(1,039)	3,404
Net income (loss)	$5,947	$(1,432)	$4,515
Total assets, end of period	$1,022,129	$102,992	$1,125,121

(1)	Includes an inter-company charge of $128 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $68 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2015 and June 30, 2014 were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS (1)	$7,944	$288	$—	$8,232	$8,232
U.S. government sponsored enterprise MBS	5,398	330	—	5,728	5,728
Private issue CMO (2)	771	5	—	776	776
Common stock - community development financial institution	250	—	—	250	250
Total investment securities - available for sale	$14,363	$623	$—	$14,986	$14,986
Total investment securities	$15,163	$623	$—	$15,786	$15,786

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS	$8,772	$337	$—	$9,109	$9,109
U.S. government sponsored enterprise MBS	6,128	257	—	6,385	6,385
Private issue CMO	841	12	—	853	853
Total investment securities - available for sale	$15,741	$606	$—	$16,347	$16,347
Total investment securities	$16,541	$606	$—	$17,147	$17,147

In the third quarters of fiscal 2015 and 2014, the Corporation received MBS principal payments of $331,000 and $666,000, respectively, and did not purchase or sell investment securities. For the first nine months of fiscal 2015 and 2014, the Corporation received MBS principal payments of $1.6 million and $2.3 million, respectively, and did not purchase or sell investment securities, except the fiscal 2015 purchase of $250,000 in the common stock of a community development financial institution to help fulfill the Bank's Community Reinvestment Act obligation.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of March 31, 2015, no investment securities were in an unrealized loss position. This compares to March 31, 2014 when the gross unrealized holding losses related to one adjustable rate private issue CMO, which had been in an unrealized loss position for more than 12 months.  Based on the nature of the investment, management concluded that such unrealized loss was not other than temporary as of March 31, 2014.  The Corporation intends and has the ability to hold the CMO until maturity and will not likely be required to sell the CMO before realizing a full recovery. The Corporation does not believe that there are any other-than-temporary impairments at March 31, 2015 and 2014; therefore, no impairment losses have been recorded for the quarters and nine months ended March 31, 2015 and 2014.

Contractual maturities of investment securities as of March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015		June 30, 2014
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total investment securities - held to maturity	$800	$800	$800	$800

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	14,113	14,736	15,741	16,347
No stated maturity (common stock)	250	250	—	—
Total investment securities - available for sale	$14,363	$14,986	$15,741	$16,347
Total investment securities	$15,163	$15,786	$16,541	$17,147

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	March 31, 2015	June 30, 2014
Mortgage loans:
Single-family	$374,981	$377,824
Multi-family	344,277	301,191
Commercial real estate	101,618	96,781
Construction	6,039	2,869
Commercial business loans	652	1,237
Consumer loans	246	306
Total loans held for investment, gross	827,813	780,208

Undisbursed loan funds	(2,911)	(1,090)
Advance payments of escrows	392	215
Deferred loan costs, net	3,054	2,552
Allowance for loan losses	(8,712)	(9,744)
Total loans held for investment, net	$819,636	$772,141

As of March 31, 2015, the Corporation had $14.5 million in mortgage loans that are subject to negative amortization, consisting of $10.9 million in multi-family loans, $3.4 million in single-family loans and $241,000 in commercial real estate loans.  This compares to $23.3 million of negative amortization mortgage loans at June 30, 2014, consisting of $18.7 million in multi-family loans, $3.7 million in single-family loans and $856,000 in commercial real estate loans.  During the third quarters and nine months of fiscal 2015 and 2014, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of March 31, 2015 and June 30, 2014, the interest-only ARM loans were $157.4 million and $170.7 million, or 19% and 22% of loans held for investment, respectively.

The following table sets forth information at March 31, 2015 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 4% of loans held for investment at March 31, 2015, unchanged from June 30, 2014.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$312,310	$4,290	$42,035	$2,003	$14,343	$374,981
Multi-family	72,603	77,267	184,774	4,725	4,908	344,277
Commercial real estate	20,085	25,410	46,712	—	9,411	101,618
Construction	2,569	—	—	—	3,470	6,039
Commercial business loans	207	—	120	—	325	652
Consumer loans	238	—	—	—	8	246
Total loans held for investment, gross	$408,012	$106,967	$273,641	$6,728	$32,465	$827,813

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  The provision (recovery) for (from) the allowance for loan losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request a significant increase in its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.

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

The following table summarizes the Corporation’s allowance for loan losses at March 31, 2015 and June 30, 2014:

(In Thousands)	March 31, 2015	June 30, 2014
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$4,780	$5,476
Multi-family	3,089	3,142
Commercial real estate	764	989
Construction	27	35
Commercial business loans	23	51
Consumer loans	9	10
Total collectively evaluated allowance	8,692	9,703

Individually evaluated for impairment:
Commercial business loans	20	41
Total individually evaluated allowance	20	41
Total loan loss allowance	$8,712	$9,744

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(Dollars in Thousands)	2015	2014	2015	2014

Allowance at beginning of period	$8,693	$11,041	$9,744	$14,935

Recovery from the allowance for loan losses	(111)	(849)	(1,283)	(2,689)

Recoveries:
Mortgage loans:
Single-family	226	64	499	331
Multi-family	65	56	229	75
Construction	—	—	—	20
Consumer loans	—	—	1	1
Total recoveries	291	120	729	427

Charge-offs:
Mortgage loans:
Single-family	(88)	(185)	(405)	(965)
Multi-family	—	(94)	—	(1,671)
Commercial real estate	(73)	—	(73)	—
Commercial business loans	—	(9)	—	(9)
Consumer loans	—	—	—	(4)
Total charge-offs	(161)	(288)	(478)	(2,649)

Net recoveries (charge-offs)	130	(168)	251	(2,222)
Balance at end of period	$8,712	$10,024	$8,712	$10,024

Allowance for loan losses as a percentage of gross loans held for investment	1.05%	1.29%	1.05%	1.29%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.05)%	0.08%	(0.04)%	0.34%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	79.74%	55.55%	79.74%	55.55%

The following tables denote the past due status of the Corporation's loans held for investment, gross, at the dates indicated.

	March 31, 2015
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$363,432	$4,444	$7,105	$374,981
Multi-family	342,038	—	2,239	344,277
Commercial real estate	100,150	—	1,468	101,618
Construction	6,039	—	—	6,039
Commercial business loans	538	—	114	652
Consumer loans	245	1	—	246
Total loans held for investment, gross	$812,442	$4,445	$10,926	$827,813

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2014
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$365,955	$322	$11,547	$377,824
Multi-family	297,744	—	3,447	301,191
Commercial real estate	94,429	—	2,352	96,781
Construction	2,869	—	—	2,869
Commercial business loans	1,099	—	138	1,237
Consumer loans	306	—	—	306
Total loans held for investment, gross	$762,402	$322	$17,484	$780,208

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended March 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Allowance at beginning of period	$4,540	$2,998	$1,075	$17	$53	$10	$8,693
Provision (recovery) for loan losses	102	26	(238)	10	(10)	(1)	(111)
Recoveries	226	65	—	—	—	—	291
Charge-offs	(88)	—	(73)	—	—	—	(161)
Allowance for loan losses, end of period	$4,780	$3,089	$764	$27	$43	$9	$8,712

Individually evaluated for impairment	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	4,780	3,089	764	27	23	9	8,692
Allowance for loan losses, end of period	$4,780	$3,089	$764	$27	$43	$9	$8,712

Individually evaluated for impairment	$5,651	$1,982	$1,468	$—	$110	$—	$9,211
Collectively evaluated for impairment	369,330	342,295	100,150	6,039	542	246	818,602
Total loans held for investment, gross	$374,981	$344,277	$101,618	$6,039	$652	$246	$827,813
Allowance for loan losses as a percentage of gross loans held for investment	1.27%	0.90%	0.75%	0.45%	6.60%	3.66%	1.05%

	Quarter Ended March 31, 2014
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Allowance at beginning of period	$7,307	$2,554	$1,060	$3	$106	$11	$11,041
(Recovery) provision for loan losses	(1,719)	889	(26)	17	(9)	(1)	(849)
Recoveries	64	56	—	—	—	—	120
Charge-offs	(185)	(94)	—	—	(9)	—	(288)
Allowance for loan losses, end of period	$5,467	$3,405	$1,034	$20	$88	$10	$10,024

Individually evaluated for impairment	$—	$—	$—	$—	$41	$—	$41
Collectively evaluated for impairment	5,467	3,405	1,034	20	47	10	9,983
Allowance for loan losses, end of period	$5,467	$3,405	$1,034	$20	$88	$10	$10,024

Individually evaluated for impairment	$6,821	$2,565	$3,562	$—	$123	$—	$13,071
Collectively evaluated for impairment	374,205	286,684	100,980	1,792	928	324	764,913
Total loans held for investment, gross	$381,026	$289,249	$104,542	$1,792	$1,051	$324	$777,984
Allowance for loan losses as a percentage of gross loans held for investment	1.43%	1.18%	0.99%	1.12%	8.37%	3.09%	1.29%

	Nine Months Ended March 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Allowance at beginning of period	$5,476	$3,142	$989	$35	$92	$10	$9,744
Recovery from the allowance for loan losses	(790)	(282)	(152)	(8)	(49)	(2)	(1,283)
Recoveries	499	229	—	—	—	1	729
Charge-offs	(405)	—	(73)	—	—	—	(478)
Allowance for loan losses, end of period	$4,780	$3,089	$764	$27	$43	$9	$8,712

Individually evaluated for impairment	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	4,780	3,089	764	27	23	9	8,692
Allowance for loan losses, end of period	$4,780	$3,089	$764	$27	$43	$9	$8,712

Individually evaluated for impairment	$5,651	$1,982	$1,468	$—	$110	$—	$9,211
Collectively evaluated for impairment	369,330	342,295	100,150	6,039	542	246	818,602
Total loans held for investment, gross	$374,981	$344,277	$101,618	$6,039	$652	$246	$827,813
Allowance for loan losses as a percentage of gross loans held for investment	1.27%	0.90%	0.75%	0.45%	6.60%	3.66%	1.05%

	Nine Months Ended March 31, 2014
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Allowance at beginning of period	$9,062	$4,689	$1,053	$—	$119	$12	$14,935
(Recovery) provision for loan losses	(2,961)	312	(19)	—	(22)	1	(2,689)
Recoveries	331	75	—	20	—	1	427
Charge-offs	(965)	(1,671)	—	—	(9)	(4)	(2,649)
Allowance for loan losses, end of period	$5,467	$3,405	$1,034	$20	$88	$10	$10,024

Individually evaluated for impairment	$—	$—	$—	$—	$41	$—	$41
Collectively evaluated for impairment	5,467	3,405	1,034	20	47	10	9,983
Allowance for loan losses, end of period	$5,467	$3,405	$1,034	$20	$88	$10	$10,024

Individually evaluated for impairment	$6,821	$2,565	$3,562	$—	$123	$—	$13,071
Collectively evaluated for impairment	374,205	286,684	100,980	1,792	928	324	764,913
Total loans held for investment, gross	$381,026	$289,249	$104,542	$1,792	$1,051	$324	$777,984
Allowance for loan losses as a percentage of gross loans held for investment	1.43%	1.18%	0.99%	1.12%	8.37%	3.09%	1.29%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value. These analysis may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans without a related allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

	At March 31, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,454	$—	$1,454	$(307)	$1,147
Without a related allowance(2)	7,504	(1,853)	5,651	—	5,651
Total single-family	8,958	(1,853)	7,105	(307)	6,798

Multi-family:
With a related allowance	257	—	257	(77)	180
Without a related allowance(2)	3,332	(1,350)	1,982	—	1,982
Total multi-family	3,589	(1,350)	2,239	(77)	2,162

Commercial real estate:
Without a related allowance(2)	1,468	—	1,468	—	1,468
Total commercial real estate	1,468	—	1,468	—	1,468

Commercial business loans:
With a related allowance	114	—	114	(21)	93
Total commercial business loans	114	—	114	(21)	93

Total non-performing loans	$14,129	$(3,203)	$10,926	$(405)	$10,521

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2014
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$5,480	$—	$5,480	$(1,148)	$4,332
Without a related allowance(2)	8,208	(2,141)	6,067	—	6,067
Total single-family	13,688	(2,141)	11,547	(1,148)	10,399

Multi-family:
With a related allowance	956	—	956	(354)	602
Without a related allowance(2)	4,146	(1,655)	2,491	—	2,491
Total multi-family	5,102	(1,655)	3,447	(354)	3,093

Commercial real estate:
Without a related allowance(2)	2,352	—	2,352	—	2,352
Total commercial real estate	2,352	—	2,352	—	2,352

Commercial business loans:
With a related allowance	138	—	138	(46)	92
Total commercial business loans	138	—	138	(46)	92

Total non-performing loans	$21,280	$(3,796)	$17,484	$(1,548)	$15,936

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At March 31, 2015 and June 30, 2014, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended March 31, 2015 and 2014, the Corporation’s average investment in non-performing loans was $11.3 million and $18.7 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended March 31, 2015 and 2014, interest income of $50,000 and $95,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $125,000 and $173,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $87,000 and $105,000 for the quarters ended March 31, 2015 and 2014, respectively, and was not included in the results of operations.

For the nine months ended March 31, 2015 and 2014, the Corporation’s average investment in non-performing loans was $13.2 million and $19.7 million, respectively. For the nine months ended March 31, 2015 and 2014, interest income of $255,000 and $437,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $361,000 and $376,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $292,000 and $498,000 for the nine months ended March 31, 2015 and 2014, respectively, and was not included in the results of operations.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2015 and 2014:

	Quarter Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$5,827	$19	$6,966	$—
Multi-family	1,988	—	2,517	2
Commercial real estate	1,487	21	2,999	30
	9,302	40	12,482	32

With related allowances:
Mortgage loans:
Single-family	1,619	8	5,039	48
Multi-family	259	—	969	12
Commercial business loans	116	2	226	3
	1,994	10	6,234	63

Total	$11,296	$50	$18,716	$95

	Nine Months Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$6,813	$53	$6,689	$19
Multi-family	2,094	—	2,845	36
Commercial real estate	1,926	146	3,416	218
	10,833	199	12,950	273

With related allowances:
Mortgage loans:
Single-family	1,872	36	5,584	116
Multi-family	417	13	1,005	39
Commercial business loans	124	7	197	9
	2,413	56	6,786	164

Total	$13,246	$255	$19,736	$437

For the quarters and nine months ended March 31, 2015 and 2014, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans, except one loan with an outstanding balance of $221,000 that had been newly modified and subsequently paid off during the quarter ended March 31, 2014. During the quarters and nine months ended March 31, 2015 and 2014, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarter and nine months ended March 31, 2015, there was one loan for $113,000 whose modification was extended beyond the initial maturity of the modification. This compares to the quarter and nine months ended March 31, 2014 when there were two loans to a single borrower totaling $810,000 whose modifications were extended beyond the initial maturity of the modification.

As of March 31, 2015, the net outstanding balance of the 19 restructured loans was $6.8 million:  three were classified as special mention and remain on accrual status ($1.2 million); and 16 were classified as substandard ($5.5 million, 14 of 16 or $4.7 million were on non-accrual status).  As of June 30, 2014, the net outstanding balance of the 17 restructured loans was $6.0 million:  one was classified as special mention on accrual status ($343,000); and 16 were classified as substandard ($5.6 million, all of which were on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of March 31, 2015 and June 30, 2014, $4.1 million or 60 percent, and $3.7 million or 62 percent, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	March 31, 2015	June 30, 2014
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,037	$2,957
Multi-family	1,580	1,760
Commercial real estate	1,024	800
Commercial business loans	93	92
Total	4,734	5,609

Restructured loans on accrual status:
Mortgage loans:
Single-family	2,023	343
Total	2,023	343

Total restructured loans	$6,757	$5,952

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At March 31, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$335	$—	$335	$(67)	$268
Without a related allowance(2)	4,708	(916)	3,792	—	3,792
Total single-family	5,043	(916)	4,127	(67)	4,060

Multi-family:
Without a related allowance(2)	2,862	(1,282)	1,580	—	1,580
Total multi-family	2,862	(1,282)	1,580	—	1,580

Commercial real estate:
Without a related allowance(2)	1,024	—	1,024	—	1,024
Total commercial real estate	1,024	—	1,024	—	1,024

Commercial business loans:
With a related allowance	114	—	114	(21)	93
Total commercial business loans	114	—	114	(21)	93

Total restructured loans	$9,043	$(2,198)	$6,845	$(88)	$6,757

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2014
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family
With a related allowance	$994	$—	$994	$(248)	$746
Without a related allowance(2)	3,564	(1,010)	2,554	—	2,554
Total single-family	4,558	(1,010)	3,548	(248)	3,300

Multi-family:
Without a related allowance(2)	3,138	(1,378)	1,760	—	1,760
Total multi-family	3,138	(1,378)	1,760	—	1,760

Commercial real estate:
Without a related allowance(2)	800	—	800	—	800
Total commercial real estate	800	—	800	—	800

Commercial business loans:
With a related allowance	138	—	138	(46)	92
Total commercial business loans	138	—	138	(46)	92

Total restructured loans	$8,634	$(2,388)	$6,246	$(294)	$5,952

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

During the quarter ended March 31, 2015, one property was acquired in the settlement of loans, while two previously foreclosed upon properties were sold.  This compares to the quarter ended March 31, 2014 when one property was acquired in the settlement of loans, while two previously foreclosed upon properties were sold. For the nine months ended March 31, 2015, eight properties were acquired in the settlement of loans, while six previously foreclosed upon properties were sold and one real estate owned property was written off.  This compares to the nine months ended March 31, 2014 when seven properties were acquired in the settlement of loans, while 11 previously foreclosed upon properties were sold. As of March 31, 2015, real estate owned was comprised of five properties with a net fair value of $3.2 million, primarily located in Southern California.  This compares to four real estate owned properties, primarily located in Southern California, with a net fair value of $2.5 million at June 30, 2014.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The

Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2015 and June 30, 2014, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $230.4 million and $134.8 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2015	June 30, 2014
(In Thousands)

Undisbursed loan funds - Construction loans	$2,911	$1,090
Undisbursed lines of credit – Mortgage loans	410	616
Undisbursed lines of credit – Commercial business loans	990	1,222
Undisbursed lines of credit – Consumer loans	713	774
Commitments to extend credit on loans to be held for investment	5,246	2,247
Total	$10,270	$5,949

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2015, $4.5 million was included in other assets and $3.2 million was included in other liabilities; at June 30, 2014, $2.6 million was included in other assets and $1.4 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and nine months ended March 31, 2015 and 2014.

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2015	2014	2015	2014
Balance, beginning of the period	$81	$125	$61	$115
(Recovery) provision	(2)	(41)	18	(31)
Balance, end of the period	$79	$84	$79	$84

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and nine months ended March 31, 2015 and 2014 was as follows:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2015	2014	2015	2014
(In Thousands)
Commitments to extend credit on loans to be held for sale	$2,174	$1,026	$1,737	$2,306
Mandatory loan sale commitments and TBA MBS trades	(1,112)	(824)	(1,789)	(6,648)
Option contracts	(31)	(142)	(193)	124
Total net gain (loss)	$1,031	$60	$(245)	$(4,218)

The outstanding derivative financial instruments at the dates indicated were as follows:

	March 31, 2015		June 30, 2014
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$225,182	$4,303	$132,567	$2,566
Best efforts loan sale commitments	(51,877)	—	(18,069)	—
Mandatory loan sale commitments and TBA MBS trades	(452,259)	(3,217)	(258,021)	(1,428)
Put option contracts	(22,500)	96	(10,000)	—
Call option contracts	10,500	141	—	—
Total	$(290,954)	$1,323	$(153,523)	$1,138

(1)	Net of 30.9 percent at March 31, 2015 and 28.0 percent at June 30, 2014 of commitments which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at March 31, 2015 or June 30, 2014.

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

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  During the quarter ended March 31, 2015, there were no tax penalties or interest charges. For the nine months ended March 31, 2015, the Corporation paid $4,000 in interest charges to the State of California tax authority for the fiscal 2010 tax obligation. There were no tax penalties or interest charges for the quarter and nine months ended March 31, 2014.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of March 31, 2015:
Loans held for sale, measured at fair value	$307,054	$294,958	$12,096

As of June 30, 2014:
Loans held for sale, measured at fair value	$158,883	$152,192	$6,691

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

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, mandatory loan sale commitments, TBA MBS trades and option contracts.  The fair value of TBA MBS trades is determined using quoted secondary-market prices (Level 2).  The fair values of other derivative financial instruments are determined by using quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment, including management's estimate of loan commitments which may not fund (Level 3).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$8,232	$—	$8,232
U.S. government sponsored enterprise MBS	—	5,728	—	5,728
Private issue CMO	—	—	776	776
Common stock - community development financial institution	—	—	250	250
Investment securities	—	13,960	1,026	14,986

Loans held for sale, at fair value	—	307,054	—	307,054
Interest-only strips	—	—	63	63

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	4,304	4,304
Option contracts	—	—	237	237
Derivative assets	—	—	4,541	4,541
Total assets	$—	$321,014	$5,630	$326,644

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$1	$1
Mandatory loan sale commitments	—	—	362	362
TBA MBS trades	—	2,855	—	2,855
Derivative liabilities	—	2,855	363	3,218
Total liabilities	$—	$2,855	$363	$3,218

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$9,109	$—	$9,109
U.S. government sponsored enterprise MBS	—	6,385	—	6,385
Private issue CMO	—	—	853	853
Investment securities	—	15,494	853	16,347

Loans held for sale, at fair value	—	158,883	—	158,883
Interest-only strips	—	—	62	62

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	2,570	2,570
Derivative assets	—	—	2,570	2,570
Total assets	$—	$174,377	$3,485	$177,862

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$4	$4
Mandatory loan sale commitments	—	—	93	93
TBA MBS trades	—	1,335	—	1,335
Derivative liabilities	—	1,335	97	1,432
Total liabilities	$—	$1,335	$97	$1,432

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at December 31, 2014	$799	$250	$64	$2,129	$(86)	$110	$3,266
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	—	2,174	(296)	(31)	1,847
Included in other comprehensive loss	(2)	—	(1)	—	—	—	(3)
Purchases	—	—	—	—	—	368	368
Issuances	—	—	—	—	—	—	—
Settlements	(21)	—	—	—	20	(210)	(211)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at March 31, 2015	$776	$250	$63	$4,303	$(362)	$237	$5,267

(1)	Common stock of a community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Quarter Ended March 31, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at December 31, 2013	$925	$88	$248	$196	$331	$1,788
Total gains or losses (realized/unrealized):
Included in earnings	—	—	1,026	(166)	(142)	718
Included in other comprehensive income (loss)	17	(16)	—	—	—	1
Purchases	—	—	—	—	126	126
Issuances	—	—	—	—	—	—
Settlements	(40)	—	—	10	(278)	(308)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2014	$902	$72	$1,274	$40	$37	$2,325

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2014	$853	$—	$62	$2,566	$(93)	$—	$3,388
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	—	1,737	(303)	(193)	1,241
Included in other comprehensive (loss) income	(7)	—	1	—	—	—	(6)
Purchases	—	250	—	—	—	689	939
Issuances	—	—	—	—	—	—	—
Settlements	(70)	—	—	—	34	(259)	(295)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at March 31, 2015	$776	$250	$63	$4,303	$(362)	$237	$5,267

(1)	Common stock of a community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to originate (1)	Manda- tory Commit- ments (2)	Option Contracts	Total
Beginning balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757
Total gains or losses (realized/unrealized):
Included in earnings	—	—	2,306	(67)	124	2,363
Included in other comprehensive income (loss)	36	(26)	—	—	—	10
Purchases	—	—	—	—	496	496
Issuances	—	—	—	—	—	—
Settlements	(153)	—	—	24	(1,172)	(1,301)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2014	$902	$72	$1,274	$40	$37	$2,325

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$9,100	$1,421	$10,521
MSA	—	—	249	249
Real estate owned, net	—	3,190	—	3,190
Total	$—	$12,290	$1,670	$13,960

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,910	$5,026	$15,936
MSA	—	—	241	241
Real estate owned, net	—	2,467	—	2,467
Total	$—	$13,377	$5,267	$18,644

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of March 31, 2015:

(Dollars In Thousands)	Fair Value As of March 31, 2015	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$776	Market comparable pricing	Comparability adjustment	0.1% – 0.7% (0.6%)	Increase

Common stock of community development financial institution	$250	Market pricing	Pricing indications from recent transactions	$0.00 - $0.14 ($0.05)	Increase

Non-performing loans	$90	Discounted cash flow	Default rates	0.0% - 30.0% (0.0%)	Decrease
Non-performing loans	$1,331	Relative value analysis	Loss severity	20.0% - 30.0% (22.4%)	Decrease

MSA	$249	Discounted cash flow	Prepayment speed (CPR) Discount rate	10.3% - 60.0% (23.8%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$63	Discounted cash flow	Prepayment speed (CPR) Discount rate	19.8% - 39.8% (25.2%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$4,304	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.3% – 104.9% (102.1%) of par 22.5% - 32.2% (30.9%)	Decrease Decrease

Option contracts	$237	Relative value analysis	Broker quotes	128.9% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$1	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.4% – 102.3% (101.1%) of par 22.5% - 32.2% (30.9%)	Increase Increase

Mandatory loan sale commitments	$362	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	103.0% - 105.3% (104.7%) of par 102.7% - 105.3% (104.1%) of par 0.009%	Increase Increase Increase

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$819,636	$827,051	—	—	$827,051
FHLB – San Francisco stock	$7,732	$7,732	—	$7,732	—

Financial liabilities:
Deposits	$917,900	$893,999	—	—	$893,999
Borrowings	$131,384	$134,945	—	—	$134,945

	June 30, 2014
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, net	$772,141	$778,851	—	—	$778,851
FHLB – San Francisco stock	$7,056	$7,056	—	$7,056	—

Financial liabilities:
Deposits	$897,870	$875,440	—	—	$875,440
Borrowings	$41,431	$44,424	—	—	$44,424

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended March 31, 2015, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of March 31, 2015, the Corporation had four active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan.

For the quarters ended March 31, 2015 and 2014, the compensation cost for these plans was $367,000 and $126,000, respectively.  The income tax effect recognized in the Condensed Consolidated Statements of Financial Condition for share-based compensation plans was a $5,000 credit and a $130,000 debit in the quarters ended March 31, 2015 and 2014, respectively.

For the nine months ended March 31, 2015 and 2014, the compensation cost for these plans was $904,000 and $387,000, respectively.  The income tax effect recognized in the Condensed Consolidated Statements of Financial Condition for share-based compensation plans was an $11,000 debit and an $122,000 debit for the nine months ended March 31, 2015 and 2014, respectively.

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

	For the Quarter Ended March 31, 2015	For the Nine Months Ended March 31, 2015
Expected volatility range	—%	53.7%
Weighted-average volatility	—%	53.7%
Expected dividend yield	—%	3.0%
Expected term (in years)	0	7.2
Risk-free interest rate	—%	2.2%

During the third quarter of fiscal 2015, no options were granted, while 2,000 options were exercised and 3,000 options were forfeited.  This compares to the third quarter of fiscal 2014 when 20,000 options were granted, while 9,000 options were exercised and 9,500 options were forfeited. For the first nine months of fiscal 2015, 369,000 options were granted, while 4,000 options were exercised and 3,000 options were forfeited.  This compares to the first nine months of fiscal 2014 when options 20,000 were granted, while 49,500 options were exercised and 31,300 options were forfeited. As of March 31, 2015 and 2014, there were 133,750 and 499,750 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter and nine months ended March 31, 2015.

	For the Quarter Ended March 31, 2015
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2014	1,015,000	$13.49
Granted	—	$—
Exercised	(2,000)	$7.03
Forfeited	(3,000)	$7.43
Outstanding at March 31, 2015	1,010,000	$13.52	6.52	$4,405
Vested and expected to vest at March 31, 2015	894,200	$13.66	6.27	$3,990
Exercisable at March 31, 2015	431,000	$15.00	3.95	$2,331

	For the Nine Months Ended March 31, 2015
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2014	648,000	$12.84
Granted	369,000	$14.59
Exercised	(4,000)	$7.03
Forfeited	(3,000)	$7.43
Outstanding at March 31, 2015	1,010,000	$13.52	6.52	$4,405
Vested and expected to vest at March 31, 2015	894,200	$13.66	6.27	$3,990
Exercisable at March 31, 2015	431,000	$15.00	3.95	$2,331

As of March 31, 2015 and 2014, there was $2.4 million and $717,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.2 years and 2.0 years, respectively.  The forfeiture rate during the first nine months of fiscal 2015 and 2014 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the third quarter of fiscal 2015 and 2014, other than the forfeiture of 1,500 shares in the third quarter of fiscal 2015 and the award of 15,000 shares in the third quarter of fiscal 2014. For the first nine months of fiscal 2015, there were awards of 185,000 shares and forfeitures of 1,500 shares of restricted stock. This compares to awards of 15,000 shares and forfeitures of 5,750 shares of restricted stock in the first nine months of fiscal 2014. As of March 31, 2015 and 2014, there were 276,850 shares and 460,350 shares of restricted stock available for future awards under the Plans.

The following tables summarize the unvested restricted stock activity in the quarter and nine months ended March 31, 2015.

	For the Quarter Ended March 31, 2015
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at December 31, 2014	266,500	$11.78
Granted	—	$—
Vested	—	$—
Forfeited	(1,500)	$7.07
Unvested at March 31, 2015	265,000	$11.81
Expected to vest at March 31, 2015	212,000	$11.81

	For the Nine Months Ended March 31, 2015
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2014	81,500	$8.34
Granted	185,000	$13.30
Vested	—	$—
Forfeited	(1,500)	$7.07
Unvested at March 31, 2015	265,000	$11.81
Expected to vest at March 31, 2015	212,000	$11.81

As of March 31, 2015 and 2014, the unrecognized compensation expense was $2.5 million and $529,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.3 years and 2.3 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2015 and 2014.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of March 31, 2015, no stock options remain available for future grants under the 2003 and 1996 Stock Option Plans, which expired in November 2013 and January 2007, respectively. The final 5,000 stock options in the 1996 Stock Option Plan were forfeited in the quarter ended March 31, 2015 and the 1996 Stock Option Plan is now inactive.

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

For the third quarter of fiscal 2015 and 2014, there was no activity in the Stock Option Plans, except forfeitures of 5,000 shares and 50,000 shares, respectively. For the first nine months of fiscal 2015 and 2014, there was no activity in the Stock Option Plans, except forfeitures of 22,500 shares and 138,000 shares, respectively. As of March 31, 2015 and 2014, there were no stock options available for future grants under the Stock Option Plans.

The following tables summarize the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2015.

	For the Quarter Ended March 31, 2015
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2014	77,500	$23.41
Granted	—	$—
Exercised	—	$—
Forfeited	(5,000)	$29.74
Outstanding at March 31, 2015	72,500	$22.97	1.88	$—
Vested and expected to vest at March 31, 2015	72,500	$22.97	1.88	$—
Exercisable at March 31, 2015	72,500	$22.97	1.88	$—

	For the Nine Months Ended March 31, 2015
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2014	95,000	$23.33
Granted	—	$—
Exercised	—	$—
Forfeited	(22,500)	$24.50
Outstanding at March 31, 2015	72,500	$22.97	1.88	$—
Vested and expected to vest at March 31, 2015	72,500	$22.97	1.88	$—
Exercisable at March 31, 2015	72,500	$22.97	1.88	$—

As of March 31, 2015 and 2014, there was no unrecognized compensation expense at either date, related to unvested share-based compensation arrangements under the Stock Option Plans.

Note 11: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

ASU 2013-02, "Comprehensive Income (Topic 220)," requires disclosure of reclassification adjustments of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI.

The following tables provide the changes in AOCI by component for the quarters and nine months ended March 31, 2015 and 2014.

	For the Quarter Ended March 31, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2014	$395	$37	$432

Other comprehensive loss before reclassifications	(34)	(1)	(35)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(34)	(1)	(35)

Ending balance at March 31, 2015	$361	$36	$397

	For the Quarter Ended March 31, 2014
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2013	$408	$50	$458

Other comprehensive income (loss) before reclassifications	19	(9)	10
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	19	(9)	10

Ending balance at March 31, 2014	$427	$41	$468

	For the Nine Months Ended March 31, 2015
	Unrealized gains on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2014	$351	$35	$386

Other comprehensive income before reclassifications	10	1	11
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	10	1	11

Ending balance at March 31, 2015	$361	$36	$397

	For the Nine Months Ended March 31, 2014
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2013	$498	$56	$554

Other comprehensive loss before reclassifications	(71)	(15)	(86)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(71)	(15)	(86)

Ending balance at March 31, 2014	$427	$41	$468

There were no significant items reclassified out of AOCI for the quarters and nine months ended March 31, 2015 and 2014.

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

As of March 31, 2015:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$237	$237	$—	$—	$—	$—
Total	$237	$237	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$3,217	$237	$2,980	$—	$—	$2,980
Total	$3,217	$237	$2,980	$—	$—	$2,980

As of June 30, 2014:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$1,428		$1,428	$—	$—	$1,428
Total	$1,428	$—	$1,428	$—	$—	$1,428

Note 13: Subsequent Events

On April 28, 2015, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per share, reflecting a nine percent increase from the $0.11 per share paid on March 12, 2015.  Shareholders of the Corporation’s common stock at the close of business on May 19, 2015 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 9, 2015.

On April 28, 2015, the Corporation announced that the Corporation’s Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 430,651 shares. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. The April 2015 stock repurchase plan will become effective once the Corporation has completed the October 2014 stock repurchase plan by purchasing the remaining 105,899 shares available under the October 2014 plan.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At March 31, 2015, the Corporation had total assets of $1.21 billion, total deposits of $917.9 million and total stockholders’ equity of $141.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage ("PBM"), a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 13 retail loan production offices located throughout California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On January 28, 2015, the Corporation declared a quarterly cash dividend of $0.11 per share for the Corporation’s shareholders of record at the close of business on February 18, 2015, which was paid on March 12, 2015.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 13 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at March 31, 2015 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,926	$2,653	$1,015	$87	$5,681
Pension benefits	229	459	459	6,942	8,089
Time deposits	176,687	119,944	65,334	—	361,965
FHLB – San Francisco advances	62,037	14,079	13,337	54,687	144,140
FHLB – San Francisco letter of credit	5,000	—	—	—	5,000
FHLB – San Francisco MPF credit enhancement (1)	73	146	146	2,124	2,489
Total	$245,952	$137,281	$80,291	$63,840	$527,364

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  The FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of March 31, 2015, the Bank serviced $31.1 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Total assets increased $108.2 million, or 10 percent, to $1.21 billion at March 31, 2015 from $1.11 billion at June 30, 2014.  The increase was primarily attributable to the increases in loans held for investment and loans held for sale, which were funded mostly by cash and cash equivalents and borrowings.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $88.2 million, or 74 percent, to $30.7 million at March 31, 2015 from $118.9 million at June 30, 2014.  The decrease in the total cash and cash equivalents was primarily attributable to the investment of excess liquidity to fund loans held for investment and loans held for sale.

Total investment securities decreased $1.3 million, or eight percent, to $15.8 million at March 31, 2015 from $17.1 million at June 30, 2014.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by the purchase of $250,000 in the common stock of a community development financial institution in July 2014 to help fulfill the Corporation's Community Reinvestment Act obligation.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment increased $47.5 million, or six percent, to $819.6 million at March 31, 2015 from $772.1 million at June 30, 2014.  During the first nine months of fiscal 2015 and 2014, the Corporation originated $131.7 million and $120.1 million, respectively, of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans.  During the first nine months of fiscal 2015, the Corporation purchased $16.6 million of loans to be held for investment, primarily multi-family loans, as compared to no purchases in the same period last year. Total loan principal payments during the first nine months of fiscal 2015 were $102.2 million, relatively unchanged from the comparable period in fiscal 2014.  In addition, real estate owned acquired in the settlement of loans in the first nine months of fiscal 2015 was $2.6 million, a 38 percent decline from $4.2 million in the same period last year due primarily to the improvement in the Corporation's loan quality and general improvement in real estate markets.   The balance of preferred loans increased $48.7 million, or 12 percent, to $449.7 million at March 31, 2015, compared to $401.0 million at June 30, 2014, and represented 55 percent and 51 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased slightly to $375.0 million at March

31, 2015, compared to $377.8 million at June 30, 2014, and represented approximately 45 percent and 48 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2015 and June 30, 2014, as a percentage of the total dollar amount outstanding:

As of March 31, 2015

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$109,895	29%	$201,154	54%	$61,294	16%	$2,638	1%	$374,981	100%
Multi-family	71,272	21%	178,951	52%	91,123	26%	2,931	1%	344,277	100%
Commercial real estate	42,455	42%	44,278	43%	14,885	15%	—	—%	101,618	100%
Construction	720	12%	3,950	65%	1,369	23%	—	—%	6,039	100%
Total	$224,342	27%	$428,333	52%	$168,671	20%	$5,569	1%	$826,915	100%

(1)	Other than the Inland Empire.

As of June 30, 2014

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$111,387	30%	$201,335	53%	$62,117	16%	$2,985	1%	$377,824	100%
Multi-family	62,614	21%	156,232	52%	79,055	26%	3,290	1%	301,191	100%
Commercial real estate	45,340	47%	42,286	44%	9,155	9%	—	—%	96,781	100%
Construction	1,500	52%	—	—%	1,369	48%	—	—%	2,869	100%
Total	$220,841	28%	$399,853	51%	$151,696	20%	$6,275	1%	$778,665	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $148.2 million, or 93 percent, to $307.1 million at March 31, 2015 from $158.9 million at June 30, 2014.  The increase was primarily due to the higher volume of loans originated for sale of $680.6 million during the quarter ended March 31, 2015 as compared to $477.2 million during the quarter ended June 30, 2014 and the timing difference between loan fundings and loan sale settlements.

Total deposits increased $20.0 million, or two percent, to $917.9 million at March 31, 2015 from $897.9 million at June 30, 2014.  Transaction accounts increased $36.3 million, or seven percent, to $563.3 million at March 31, 2015 from $527.0 million at June 30, 2014; while time deposits decreased $16.3 million, or four percent, to $354.6 million at March 31, 2015 from $370.9 million at June 30, 2014.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively on time deposit interest rates.

Total borrowings increased $90.0 million, or 217 percent, to $131.4 million at March 31, 2015 from $41.4 million at June 30, 2014. The Bank added $30.0 million of long-term borrowings, consisting of FHLB - San Francisco advances, during the first nine months of fiscal 2015 to hedge against rising interest rates and had $60.0 million of overnight borrowings at March 31, 2015 to fund improved mortgage banking volumes.

Total stockholders’ equity decreased $4.0 million, or three percent, to $141.9 million at March 31, 2015, from $145.9 million at June 30, 2014, primarily as a result of stock repurchases totaling $9.2 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and $3.0 million of quarterly cash dividends paid, partly offset by net income of $7.3 million during the first nine months of fiscal 2015.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2015 and 2014

The Corporation’s net income for the third quarter of fiscal 2015 was $2.6 million, an increase of $1.2 million, or 86 percent, from $1.4 million in the same period of fiscal 2014. The increase in net income for the quarter was attributable to an increase in non-interest income, partly offset by an increase in non-interest expense. For the first nine months of fiscal 2015, the Corporation’s net income was $7.3 million, an increase of $2.8 million, or 62 percent, from $4.5 million in the same period of fiscal 2014. The increase in net income for the first nine months was primarily attributable to an increase in non-interest income, partly offset by increases in non-interest expense and the provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 77 percent for the third quarter of fiscal 2015 from 88 percent for the same period of fiscal 2014.  The improvement in the efficiency ratio for the quarter was primarily the result of the increase in non-interest income, partly offset by the increase in non-interest expenses. For the first nine months of fiscal 2015, the Corporation’s efficiency ratio also improved to 79 percent from 88 percent for the same period of fiscal 2014. The improvement in the efficiency ratio was primarily the result of the increase in non-interest income.

Return on average assets for the third quarter of fiscal 2015 was 0.92 percent, up 42 basis points from 0.50 percent in the same period last year.   For the first nine months of fiscal 2015, return on average assets was 0.87 percent, up 35 basis points from 0.52 percent in the same period last year.

Return on average equity for the third quarter of fiscal 2015 was 7.22 percent compared to 3.70 percent for the same period last year.   For the first nine months of fiscal 2015, return on average equity was 6.74 percent compared to 3.89 percent for the same period last year.

Diluted earnings per share for the third quarter of fiscal 2015 were $0.29, a 107 percent increase from $0.14 in the same period last year. For the first nine months of fiscal 2015, diluted earnings per share were $0.79, an 80 percent increase from $0.44 in the same period last year. The higher percentage increase in the diluted earnings per share in comparison to the percentage increase in the net income was primarily attributable to stock repurchases during the last 12 months.

Net Interest Income:

For the Quarters Ended March 31, 2015 and 2014.  Net interest income increased $928,000, or 12 percent, to $8.4 million for the third quarter of fiscal 2015 from $7.5 million for the comparable period in fiscal 2014, due to a higher net interest margin and a higher average earning asset balance.  The net interest margin was 3.05 percent in the third quarter of fiscal 2015, up 31 basis points from 2.74 percent in the same period of fiscal 2014 due to an increase in the average yield of interest-earning assets and a decrease in the average cost of interest-bearing liabilities. The weighted-average yield of interest-earning assets increased by 26 basis points to 3.62 percent while the weighted-average cost of interest-bearing liabilities decreased by seven basis points to 0.65 percent for the third quarter of fiscal 2015 as compared to the same period last year. The average balance of earning assets increased $9.4 million, or one percent, to $1.10 billion in the third quarter of fiscal 2015 from $1.09 billion in the comparable period of fiscal 2014, reflecting an increase in loans receivables, funded primarily by the deployment of interest-earning deposits.

For the Nine Months Ended March 31, 2015 and 2014.  Net interest income increased $1.3 million, or six percent, to $24.4 million for the first nine months of fiscal 2015 from $23.1 million for the comparable period in fiscal 2014, due to a higher net interest margin, partly offset by a lower average earning asset balance.  The net interest margin was 3.01 percent in the first nine months of fiscal 2015, up 25 basis points from 2.76 percent in the same period of fiscal 2014 due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities.  The weighted-average yield on interest-earning assets increased by 14 basis points to 3.59 percent, while the weighted-average cost of interest-bearing liabilities decreased by 13 basis points to 0.65 percent for the first nine months of fiscal 2015 as compared to the same period last year. The average balance of earning assets decreased $30.5 million, or three percent, to $1.08 billion in the first nine months of fiscal 2015 from $1.11 billion in the comparable period of fiscal 2014, due primarily to the deployment of interest-earning deposits to payoff time deposits and borrowings upon maturity.

Interest Income:

For the Quarters Ended March 31, 2015 and 2014.  Total interest income increased by $779,000, or nine percent, to $9.9 million for the third quarter of fiscal 2015 from $9.1 million in the same quarter of fiscal 2014.  This increase was primarily the result of the investment of excess liquidity into higher yielding interest-earning assets, primarily loans held for sale and loans held for investment.

Loans receivable interest income increased $958,000, or 11 percent, to $9.7 million in the third quarter of fiscal 2015 from $8.7 million for the same quarter of fiscal 2014.  This increase was attributable to a higher average loan balance, partly offset by a lower average loan yield.  The average balance of loans receivable, including loans held for sale, increased by $149.6 million, or 18 percent, to $992.3 million for the third quarter of fiscal 2015 as compared to $842.7 million in the same quarter of fiscal 2014.  The average loan yield during the third quarter of fiscal 2015 decreased 23 basis points to 3.91 percent from 4.14 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a decrease in the average yield of loans held for sale. The average balance of loans held for sale increased $102.7 million, or 126 percent, to $184.5 million during the third quarter of fiscal 2015 from $81.8 million in the same quarter of fiscal 2014. The average yield on the loans held for sale decreased by 44 basis points to 3.65 percent in the third quarter of fiscal 2015 from 4.09 percent in the same quarter of fiscal 2014.

Interest income from investment securities decreased $12,000, or 15 percent, to $70,000 for the third quarter of fiscal 2015 from $82,000 in the same quarter of fiscal 2014.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $1.4 million, or eight percent, to $16.0 million during the third quarter of fiscal 2015 from $17.4 million during the same quarter of fiscal 2014.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 13 basis points to 1.75 percent during the quarter ended March 31, 2015 from 1.88 percent during the quarter ended March 31, 2014.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2015 was $126,000, compared to $203,000 in the same quarter of fiscal 2014.  In the third quarter of fiscal 2015, a total of $676,000 of FHLB – San Francisco capital stock was purchased, as compared to the $2.2 million capital stock redemption in the same period of fiscal 2014.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $52,000 in the third quarter of fiscal 2015, down 63 percent from $142,000 in the same quarter of fiscal 2014.  The decrease was due to a lower average balance for the third quarter of fiscal 2015 as compared to the same period last year as the average yield was unchanged at 25 basis points during both periods.  The average balance of the interest-earning deposits in the third quarter of fiscal 2015 was $83.4 million, a decrease of $135.3 million or 62 percent, from $218.7 million in the same quarter of fiscal 2014. The decrease in the average balance of the interest-earning deposits was due primarily to the investment of excess liquidity to fund loans held for investment and loans held for sale.

For the Nine Months Ended March 31, 2015 and 2014.  Total interest income increased by $315,000, or one percent, to $29.1 million for the first nine months of fiscal 2015 from $28.8 million in the same period of fiscal 2014.  This increase was primarily the result of the investment of excess liquidity into higher yielding interest-earning assets, primarily loans held for sale and loans held for investment.

Loans receivable interest income increased $738,000, or three percent, to $28.2 million in the first nine months of fiscal 2015 from $27.5 million for the same period of fiscal 2014.  This increase was attributable to a higher average loan balance, partly offset by a lower average loan yield.  The average balance of loans receivable, including loans held for sale, increased $65.0 million, or seven percent, to $941.7 million for the first nine months of fiscal 2015 as compared to $876.7 million in the same period of fiscal 2014. The average loan yield during the first nine months of fiscal 2015 decreased 19 basis points to 4.00 percent from 4.19 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a decrease in the average yield of loans held for sale. The average balance of loans held for sale increased by $27.1 million, or 22 percent, to $151.1 million during the first nine months of fiscal 2015 from $124.0 million in the the same period of fiscal 2014. The average yield on the loans held for sale decreased by 28 basis points to 3.84 percent in the first nine months of fiscal 2015 from 4.12 percent in the same period of fiscal 2014, primarily due to the decrease in mortgage interest rates.

Interest income from investment securities decreased $42,000, or 16 percent, to $218,000 for the first nine months of fiscal 2015 from $260,000 in the same period of fiscal 2014.  This decrease was attributable to a lower average balance of investment securities and, to a lesser extent, a lower average yield.  The average balance of investment securities decreased $1.8 million, or 10 percent, to $16.4 million during the first nine months of fiscal 2015 from $18.2 million during the same period of fiscal 2014.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 13 basis points to 1.77 percent during the nine months ended March 31, 2015 from 1.90 percent during the same period ended March 31, 2014.  The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During the first nine months of fiscal 2015, the Corporation did not purchase any investment securities, other than the purchase of $250,000 in the common stock of a community development financial institution, while $1.6 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2015 was $402,000, compared to $615,000 in the same period of fiscal 2014.  In the first nine months of fiscal 2015, a total of $676,000 of FHLB – San Francisco capital stock was purchased, as compared to the $6.6 million capital stock redemption in the same period of fiscal 2014.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $222,000 in the first nine months of fiscal 2015, down 43 percent from $390,000 in the same period of fiscal 2014.  The decrease was due to a lower average balance for the first nine months of fiscal 2015 as compared to the same period last year as the average yield was unchanged at 25 basis points during both nine month periods.  The average balance of the interest-earning deposits in the first nine months of fiscal 2015 was $116.9 million, a decrease of $88.5 million or 43 percent, from $205.4 million in the same period of fiscal 2014. The decrease in the average balance of the interest-earning deposits was due primarily to the deployment of excess liquidity to fund loans held for investment and loans held for sale and to payoff time deposits and borrowings at maturity.

Interest Expense:

For the Quarters Ended March 31, 2015 and 2014.  Total interest expense for the third quarter of fiscal 2015 was $1.6 million as compared to $1.7 million for the same period last year, a decrease of $149,000, or nine percent.  This decrease was attributable to a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the third quarter of fiscal 2015 was $1.2 million as compared to $1.3 million for the same period last year, a decrease of $134,000, or 10 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by a slightly higher average balance.  The average cost of deposits decreased to 0.52 percent during the third quarter of fiscal 2015 from 0.58 percent during the same quarter last year, a decrease of six basis points.  The decrease in the average cost of deposits was attributable primarily to higher cost time deposits repricing to lower current market interest rates and a lower percentage of time deposits to the total deposit balance. The average balance of deposits increased $1.3 million to $911.0 million during the quarter ended March 31, 2015 from $909.7 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the third quarter of fiscal 2015 was 61 percent, compared to 58 percent in the same period of fiscal 2014.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2015 decreased $15,000, or four percent, to $388,000 from $403,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average cost, partly offset by a higher average balance.  The average cost of borrowings decreased to 2.60 percent for the quarter ended March 31, 2015 from 3.18 percent in the same quarter last year, a decrease of 58 basis points.  The decrease in average cost was primarily due to new long-term FHLB - San Francisco advances totaling $30.0 million at an average cost of 2.41%. The average balance of borrowings increased $9.0 million, or 18 percent, to $60.4 million during the quarter ended March 31, 2015 from $51.4 million during the same period last year.

For the Nine Months Ended March 31, 2015 and 2014.  Total interest expense for the first nine months of fiscal 2015 was $4.7 million as compared to $5.7 million for the same period last year, a decrease of $1.0 million, or 18 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities and a lower average cost of interest-bearing liabilities.

Interest expense on deposits for the first nine months of fiscal 2015 was $3.6 million as compared to $4.2 million for the same period last year, a decrease of $618,000, or 15 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, to a lesser extent, a lower average balance.  The average cost of deposits decreased to 0.53 percent during the first nine months of fiscal 2015 from 0.61 percent during the same period last year, a decrease of eight basis points.  The decrease in the average cost of deposits was primarily attributable to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits decreased $10.6 million, or one percent, to $907.4 million during the nine months ended March 31, 2015 from $918.0 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts.  The average balance of transaction accounts to total deposits in the first nine months of fiscal 2015 was 60 percent, compared to 57 percent in the same period of fiscal 2014.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first nine months of fiscal 2015 decreased by $426,000, or 29 percent, to $1.1 million from $1.5 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and, to a lesser extent, a lower average cost.  The average balance of borrowings decreased by $13.6 million, or 22 percent, to $47.7 million during the nine months ended March 31, 2015 from $61.3 million during the same period last year.  The decrease in the average balance was due to scheduled maturities, partly offset by the new long-term advances and overnight borrowings.  The average cost of borrowings decreased to 2.96 percent for the nine months ended March 31, 2015 from 3.23 percent in the same period last year, a decrease of 27 basis points.  The decrease in average cost was due to maturities of higher costing advances and the new long-term advances at a lower average cost.

The following tables present the average balance sheets for the quarters and nine months ended March 31, 2015 and 2014, respectively:

Average Balance Sheets

	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$992,325	$9,689	3.91%	$842,714	$8,731	4.14%
Investment securities	16,030	70	1.75%	17,461	82	1.88%
FHLB – San Francisco stock	7,064	126	7.13%	10,633	203	7.64%
Interest-earning deposits	83,455	52	0.25%	218,711	142	0.25%

Total interest-earning assets	1,098,874	9,937	3.62%	1,089,519	9,158	3.36%

Non interest-earning assets	35,545			39,613

Total assets	$1,134,419			$1,129,132

Interest-bearing liabilities:
Checking and money market accounts (2)	$305,295	101	0.13%	$289,590	94	0.13%
Savings accounts	249,204	160	0.26%	238,334	153	0.26%
Time deposits	356,495	910	1.04%	381,789	1,058	1.12%

Total deposits	910,994	1,171	0.52%	909,713	1,305	0.58%

Borrowings	60,412	388	2.60%	51,452	403	3.18%

Total interest-bearing liabilities	971,406	1,559	0.65%	961,165	1,708	0.72%

Non interest-bearing liabilities	18,885			16,791

Total liabilities	990,291			977,956

Stockholders’ equity	144,128			151,176
Total liabilities and stockholders’ equity	$1,134,419			$1,129,132

Net interest income		$8,378			$7,450

Interest rate spread (3)			2.97%			2.64%
Net interest margin (4)			3.05%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.12%			113.35%
Return on average assets			0.92%			0.50%
Return on average equity			7.22%			3.70%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $165 and $89 for the quarters ended March 31, 2015 and 2014, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $58.8 million and $55.0 million during the quarters ended March 31, 2015 and 2014, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$941,747	$28,260	4.00%	$876,708	$27,522	4.19%
Investment securities	16,466	218	1.77%	18,243	260	1.90%
FHLB – San Francisco stock	7,059	402	7.59%	12,347	615	6.64%
Interest-earning deposits	116,893	222	0.25%	205,386	390	0.25%

Total interest-earning assets	1,082,165	29,102	3.59%	1,112,684	28,787	3.45%

Non interest-earning assets	35,547			37,839

Total assets	$1,117,712			$1,150,523

Interest-bearing liabilities:
Checking and money market accounts (2)	$301,260	315	0.14%	$291,109	292	0.13%
Savings accounts	244,579	477	0.26%	235,794	452	0.26%
Time deposits	361,565	2,826	1.04%	391,088	3,492	1.19%

Total deposits	907,404	3,618	0.53%	917,991	4,236	0.61%

Borrowings	47,654	1,059	2.96%	61,284	1,485	3.23%

Total interest-bearing liabilities	955,058	4,677	0.65%	979,275	5,721	0.78%

Non interest-bearing liabilities	17,868			16,301

Total liabilities	972,926			995,576

Stockholders’ equity	144,786			154,947
Total liabilities and stockholders’ equity	$1,117,712			$1,150,523

Net interest income		$24,425			$23,066

Interest rate spread (3)			2.94%			2.67%
Net interest margin (4)			3.01%			2.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.31%			113.62%
Return on average assets			0.87%			0.52%
Return on average equity			6.74%			3.89%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $349 and $388 for the nine months ended March 31, 2015 and 2014, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $58.4 million and $57.1 million during the nine months ended March 31, 2015 and 2014, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters and nine months ended March 31, 2015 and 2014, respectively:

Rate/Volume Variance

	Quarter Ended March 31, 2015 Compared To Quarter Ended March 31, 2014 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(504)	$1,548	$(86)	$958
Investment securities	(5)	(7)	—	(12)
FHLB – San Francisco stock	(13)	(68)	4	(77)
Interest-bearing deposits	—	(90)	—	(90)
Total net change in income on interest-earning assets	(522)	1,383	(82)	779

Interest-bearing liabilities:
Checking and money market accounts	—	7	—	7
Savings accounts	—	7	—	7
Time deposits	(83)	(70)	5	(148)
Borrowings	(72)	70	(13)	(15)
Total net change in expense on interest-bearing liabilities	(155)	14	(8)	(149)
Net (decrease) increase in net interest income	$(367)	$1,369	$(74)	$928

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2015 Compared To Nine Months Ended March 31, 2014 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,213)	$2,044	$(93)	$738
Investment securities	(19)	(25)	2	(42)
FHLB – San Francisco stock	88	(263)	(38)	(213)
Interest-bearing deposits	—	(168)	—	(168)
Total net change in income on interest-earning assets	(1,144)	1,588	(129)	315

Interest-bearing liabilities:
Checking and money market accounts	12	10	1	23
Savings accounts	—	25	—	25
Time deposits	(435)	(264)	33	(666)
Borrowings	(124)	(330)	28	(426)
Total net change in expense on interest-bearing liabilities	(547)	(559)	62	(1,044)
Net (decrease) increase in net interest income	$(597)	$2,147	$(191)	$1,359

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended March 31, 2015 and 2014.  During the third quarter of fiscal 2015, the Corporation recorded a recovery from the allowance for loan losses of $111,000, down 87 percent from the recovery from the allowance for loan losses of $849,000 in the same period of fiscal 2014.  The recovery in the third quarter of fiscal 2015 was primarily attributable to further improvement in credit quality.  Non-performing loans declined $5.4 million, or 34 percent, to $10.5 million at March 31, 2015 as compared to $15.9 million at June 30, 2014 and were $16.8 million at March 31, 2014.  Net recoveries in the third quarter of fiscal 2015 were $130,000 or (0.05) percent (annualized) of average loans receivable, compared to net charge-offs of $168,000 or 0.08 percent (annualized) of average loans receivable in the same quarter of fiscal 2014.  Total classified loans, consisting of special mention and substandard loans, were $31.8 million at March 31, 2015 as compared to $35.4 million at June 30, 2014 and to $41.3 million at March 31, 2014.

For the Nine Months Ended March 31, 2015 and 2014.  During the first nine months of fiscal 2015, the Corporation recorded a recovery from the allowance for loan losses of $1.3 million, down 52 percent from the recovery from the allowance for loan losses of $2.7 million in the same period of fiscal 2014.  The recovery in the first nine months of fiscal 2015 was primarily attributable to further improvement in credit quality. Net recoveries in the first nine months of fiscal 2015 were $251,000 or (0.04) percent (annualized) of average loans receivable, compared to net charge-offs of $2.2 million or 0.34 percent (annualized) of average loans receivable in the same period of fiscal 2014.

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

At March 31, 2015, the allowance for loan losses was $8.7 million, comprised of collectively evaluated allowances of $8.7 million and individually evaluated allowances of $20,000; in comparison to the allowance for loan losses of $9.7 million at June 30, 2014, comprised of collectively evaluated allowances of $9.7 million and individually evaluated allowances of $41,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.05 percent at March 31, 2015 compared to 1.25 percent at June 30, 2014.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended March 31, 2015 and 2014.  Total non-interest income increased $4.5 million, or 66 percent, to $11.3 million for the quarter ended March 31, 2015 from $6.8 million for the same period last year.  The increase was primarily attributable to an increase in the net gain on sale of loans.

The net gain on sale of loans increased $4.5 million, or 84 percent, to $9.8 million for the third quarter of fiscal 2015 from $5.3 million in the same quarter of fiscal 2014 reflecting the impact of a higher loan sale volume, partly offset by a lower average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $784.6 million in the quarter ended March 31, 2015, up $421.3 million, or 116 percent, from $363.3 million in the comparable quarter last year.  The increase in loan sale volume was attributable to lower mortgage interest rates in the third quarter of fiscal 2015 as compared to the same period last year, resulting in an increase in refinancing transactions. The average loan sale margin for PBM during the third quarter of fiscal 2015 was 1.25 percent, down 19 basis points from 1.44 percent for the same period of fiscal 2014.  The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net gain of $4.2 million in the third quarter of fiscal 2015 as compared to a favorable fair-value adjustment net gain of $718,000 in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments was consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of March 31, 2015, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $13.4 million, compared to $7.8 million at June 30, 2014 and $4.7 million at March 31, 2014. The gain on sale of loans for the third quarter of fiscal 2015 also includes a $42,000 recourse reserve provision on loans sold that are subject to repurchase, compared to a $127,000 recourse reserve recovery in the comparable quarter last year.  As of March 31, 2015, the total recourse reserve for loans sold that are subject to repurchase was $731,000, compared to $904,000 at June 30, 2014 and $1.1 million at March 31, 2014.  See “Asset Quality” for additional information related to the recourse reserve liability.

For the Nine Months Ended March 31, 2015 and 2014.  Total non-interest income increased $7.8 million, or 35 percent, to $29.9 million for the nine months ended March 31, 2015 from $22.1 million for the same period last year.  The increase was primarily attributable to an increase in the net gain on sale of loans.

The net gain on sale of loans increased $7.6 million, or 43 percent, to $25.4 million for the first nine months of fiscal 2015 from $17.8 million in the same period of fiscal 2014 reflecting the impact of a higher loan sale volume and, to a lesser extent, a higher average loan sale margin.   Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $1.85 billion in the first nine months ended March 31, 2015, up $507.5 million, or 38 percent, from $1.34 billion in the comparable quarter last year.  The increase in loan sale volume was attributable to lower mortgage interest rates in the first nine months of fiscal 2015 as compared to the same period last year resulting in an increase in refinancing transactions. The average loan sale margin for PBM during the first nine months of fiscal 2015 was 1.37 percent, up seven basis points from 1.30 percent for the same period of fiscal 2014.  The gain on sale of loans includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net gain of $5.2 million in the first nine months of fiscal 2015 as compared to an unfavorable fair-value adjustment, a net loss of $495,000, in the same period last year. The gain on sale of loans for the first nine months of fiscal 2015 also includes a $158,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $383,000 recourse reserve recovery in the comparable period last year.

Non-Interest Expense:

For the Quarters Ended March 31, 2015 and 2014.  Total non-interest expense in the quarter ended March 31, 2015 was $15.2 million, an increase of $2.6 million or 21 percent, as compared to $12.6 million in the quarter ended March 31, 2014.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits.

Total salaries and employee benefits increased $2.1 million, or 24 percent, to $10.9 million in the third quarter of fiscal 2015 from $8.8 million in the same period of fiscal 2014.  The increase was primarily attributable to higher incentive compensation, resulting from employee bonus accruals and increased mortgage banking operations. PBM loan originations increased $326.4 million, or 90 percent, to $688.6 million in the third quarter of fiscal 2015 from $362.2 million in the comparable period in fiscal 2014.

For the Nine Months Ended March 31, 2015 and 2014.  Total non-interest expense in the nine months ended March 31, 2015 was $42.8 million, an increase of $2.8 million or seven percent, as compared to $40.0 million in the same period ended March 31, 2014.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits.

Total salaries and employee benefits increased $2.3 million, or eight percent, to $30.5 million in the first nine months of fiscal 2015 from $28.2 million in the same period of fiscal 2014.  The increase was primarily attributable to higher incentive compensation, resulting primarily from employee bonus accruals. PBM loan originations increased $286.2 million, or 19 percent, to $1.79 billion in the first nine months of fiscal 2015 from $1.50 billion in the comparable period in fiscal 2014.

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

For the Quarters Ended March 31, 2015 and 2014.  The income tax provision was $2.0 million for the quarter ended March 31, 2015 as compared to $1.1 million for the same quarter last year.  The effective income tax rate for the quarter ended March 31, 2015 was 43.4 percent as compared to 44.9 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2015 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2015 and 2014.  The income tax provision was $5.4 million for the nine months ended March 31, 2015 as compared to $3.4 million for the same period last year.  The effective income tax rate for the nine months ended March 31, 2015 was 42.7 percent as compared to 43.0 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2015 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses, consisting of loans with collateral primarily located in Southern California, decreased $5.4 million, or 34 percent, to $10.5 million at March 31, 2015 from $15.9 million at June 30, 2014.  Non-performing loans as a percentage of loans held for investment improved to 1.28 percent at March 31, 2015 from 2.06 percent at June 30, 2014.  The non-performing loans at March 31, 2015 were primarily comprised of 29 single-family loans ($6.8 million); four multi-family loans ($2.1 million); four commercial real estate loans ($1.5 million); and two commercial business loans ($93,000).  This compares to the non-performing loans at June 30, 2014 which were primarily comprised of 35 single-family loans ($10.4 million); seven multi-family loans ($3.1 million); six commercial real estate loans ($2.4 million); and two commercial business loans ($92,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

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

As of March 31, 2015, total restructured loans, net of allowance for loan losses was $6.8 million, up 14% from $6.0 million at June 30, 2014.  At March 31, 2015 and June 30, 2014, $4.7 million and $5.6 million, respectively, of these restructured loans were classified as non-performing.  As of March 31, 2015, $4.1 million, or 60 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $3.7 million, or 62 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2014.

Real estate owned was $3.2 million at March 31, 2015, an increase of $723,000 or 29 percent from $2.5 million at June 30, 2014.  Real estate owned at March 31, 2015 was comprised of three single-family properties ($1.0 million) and two commercial real estate properties ($2.2 million).  The Corporation has not suspended foreclosure activity at anytime through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $4.7 million, or 26 percent, to $13.7 million or 1.13 percent of total assets at March 31, 2015 from $18.4 million or 1.66 percent of total assets at June 30, 2014.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first nine months of fiscal 2015, the Corporation repurchased five loans, totaling $1.3 million, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  This compares to the first nine months of fiscal 2014 when the Corporation repurchased two loans, totaling $315,000, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first nine months of fiscal 2015, the Corporation had a recourse reserve recovery of $158,000 and settled claims for $15,000 .  This compares to the first nine months of fiscal 2014 when the Corporation had a recourse reserve recovery of $383,000 and settled claims for $660,000. As of March 31, 2015, the total recourse reserve for loans sold that are subject to repurchase was $731,000, compared to $904,000 at June 30, 2014 and $1.1 million at March 31, 2014.

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

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2015 and 2014:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2015	2014	2015	2014
(In Thousands)

Balance, beginning of the period	$711	$1,202	$904	$2,111
Provision (recovery) from recourse liability	42	(127)	(158)	(383)
Net settlements in lieu of loan repurchases	(22)	(7)	(15)	(660)
Balance, end of the period	$731	$1,068	$731	$1,068

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2015:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$156,630	733	72%	8.57 years
Stated income (5)	$163,195	731	67%	9.26 years
FICO less than or equal to 660	$12,374	643	64%	9.03 years
Over 30-year amortization	$14,219	732	64%	9.51 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $3.0 million of “interest only,” $4.9 million of “stated income,” $746 of “FICO less than or equal to 660,” and $229 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2015:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$49,695	2%	—%
Fully amortize between 1 year and 5 years	106,935	2%	1%
Fully amortize after 5 years	—	—%	—%
Total	$156,630	2%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2015:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$158,464	2%	2%
Interest rate reset between 1 year and 5 years	4,731	26%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$163,195	3%	2%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

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

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD 2015	Total
Loan balance (in thousands)	$292,990	$20,313	$894	$125	$1,281	$5,392	$6,880	$29,872	$8,221	$365,968
Weighted-average LTV (1)	67%	75%	52%	70%	68%	58%	59%	69%	74%	67%
Weighted-average age (in years)	9.47	7.01	5.65	4.37	3.65	2.64	1.77	0.66	0.12	8.12
Weighted-average FICO (2)	730	745	750	700	716	745	747	746	760	733
Number of loans	880	41	3	1	5	25	35	52	9	1,051

Geographic breakdown (%)
Inland Empire	30%	20%	100%	100%	50%	20%	27%	30%	29%	29%
Southern California (3)	57%	46%	—%	—%	50%	37%	31%	42%	48%	54%
Other California (4)	12%	34%	—%	—%	—%	43%	42%	28%	23%	16%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD 2015	Total
Loan balance (in thousands)	$71,532	$4,919	$—	$—	$18,949	$28,329	$87,643	$98,595	$34,310	$344,277
Weighted-average LTV (1)	48%	44%	—%	—%	57%	56%	58%	57%	59%	55%
Weighted-average DCR (2)	1.42x	1.39x	—	—	1.41x	1.74x	1.71x	1.67x	1.53x	1.60x
Weighted-average age (in years)	9.43	6.96	—	—	3.53	2.61	1.65	0.72	0.11	3.10
Weighted-average FICO (3)	704	708	—	—	744	727	760	762	743	745
Number of loans	128	6	—	—	20	35	117	114	40	460

Geographic breakdown (%)
Inland Empire	19%	28%	—%	—%	31%	15%	32%	14%	16%	21%
Southern California (4)	55%	72%	—%	—%	54%	54%	43%	52%	60%	52%
Other California (5)	22%	—%	—%	—%	15%	31%	25%	34%	24%	26%
Other States	4%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	—%	—%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2015:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$74,671	3%	—%	38%
Interest rate reset or mature between 1 year and 5 years	263,503	—%	—%	10%
Interest rate reset or mature after 5 years	6,103	—%	—%	23%
Total	$344,277	1%	—%	16%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD 2015	Total (5)(6)
Loan balance (in thousands)	$28,183	$439	$—	$364	$766	$15,702	$20,476	$27,076	$8,612	$101,618
Weighted-average LTV (1)	46%	41%	—%	57%	61%	50%	47%	48%	49%	48%
Weighted-average DCR (2)	1.78x	1.44x	—	1.26x	1.47x	1.88x	1.82x	1.89x	1.58x	1.81x
Weighted-average age (in years)	9.20	6.94	—	4.85	3.27	2.52	1.66	0.68	0.08	3.53
Weighted-average FICO (2)	707	700	—	704	770	753	756	749	725	739
Number of loans	31	2	—	2	1	15	26	32	11	120

Geographic breakdown (%):
Inland Empire	50%	42%	—%	51%	—%	68%	34%	33%	17%	42%
Southern California (3)	44%	58%	—%	49%	100%	32%	39%	49%	51%	43%
Other California (4)	6%	—%	—%	—%	—%	—%	27%	18%	32%	15%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $33.5 million in Mixed Use; $17.2 million in Retail; $14.9 million in Office; $12.3 million in Mobile Home Park; $5.5 million in Warehouse; $5.0 million in Medical/Dental Office; $4.2 million in Restaurant/Fast Food; $3.0 million in Mini-Storage; $2.1 million in Automotive – Non Gasoline; $1.8 million in Light Industrial/Manufacturing; $1.7 million in Hotel and Motel; and $381,000 in Other.

(6)	Consisting of $85.1 million or 83.7 percent in investment properties and $16.5 million or 16.3 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2015:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$20,874	7%	—%	72%
Interest rate reset or mature between 1 year and 5 years	80,744	—%	—%	82%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$101,618	1%	—%	80%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated:

(In Thousands)	At March 31, 2015	At June 30, 2014
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$4,761	$7,442
Multi-family	582	1,333
Commercial real estate	444	1,552
Total	5,787	10,327

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,037	2,957
Multi-family	1,580	1,760
Commercial real estate	1,024	800
Commercial business loans	93	92
Total	4,734	5,609

Total non-performing loans	10,521	15,936

Real estate owned, net	3,190	2,467
Total non-performing assets	$13,711	$18,403

Restructured loans on accrual status:
Mortgage loans:
Single-family	$2,023	$343
Total	$2,023	$343

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.28%	2.06%

Non-performing loans as a percentage of total assets	0.87%	1.44%

Non-performing assets as a percentage of total assets	1.13%	1.66%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of March 31, 2015:

	Calendar Year of Origination
(In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD 2015	Total
Mortgage loans:
Single-family	$6,254	$451	$—	$—	$—	$93	$—	$—	$—	$6,798
Multi-family	2,162	—	—	—	—	—	—	—	—	2,162
Commercial real estate	1,468	—	—	—	—	—	—	—	—	1,468
Commercial business loans	—	—	93	—	—	—	—	—	—	93
Total	$9,884	$451	$93	$—	$—	$93	$—	$—	$—	$10,521

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of March 31, 2015:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,419	$3,858	$463	$58	$6,798
Multi-family	423	—	1,337	402	2,162
Commercial real estate	1,468	—	—	—	1,468
Commercial business loans	3	90	—	—	93
Total	$4,313	$3,948	$1,800	$460	$10,521

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The Corporation has developed an internal loan grading system to evaluate and quantify the Bank’s loans held for investment portfolio with respect to quality and risk. Management continually evaluates the credit quality of the Corporation’s loan portfolio and conducts a quarterly review of the adequacy of the allowance for loan losses using quantitative and qualitative methods. The Corporation has adopted an internal risk rating policy in which each loan is rated for credit quality with a rating of pass, special mention, substandard, doubtful or loss. The two primary components that are used during the loan review process to determine the proper allowance levels are individually evaluated allowances and collectively evaluated allowances. Quantitative loan loss factors are developed by determining the historical loss experience, expected future cash flows, discount rates and collateral fair values, among others. Qualitative loan loss factors are developed by assessing general economic indicators such as Gross Domestic Product, Retail Sales, Unemployment Rates, Employment Growth, California Home Sales and Median California Home Prices. The Corporation assigns individual factors for the quantitative and qualitative methods for each loan category and each internal risk rating.

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

▪	Pass - These loans range from minimal credit risk to average however still acceptable credit risk. The likelihood of loss is considered remote.

▪
Special mention - A Special Mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the bank is currently protected and loss is considered unlikely and not imminent.

▪
Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

▪
Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	March 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$359,101	$330,732	$98,957	$6,039	$538	$246	$795,613
Special Mention	7,245	4,952	—	—	—	—	12,197
Substandard	8,635	8,593	2,661	—	114	—	20,003
Total loans held for investment, gross	$374,981	$344,277	$101,618	$6,039	$652	$246	$827,813

	June 30, 2014
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$363,440	$285,111	$90,431	$2,869	$1,078	$306	$743,235
Special Mention	2,140	7,256	—	—	22	—	9,418
Substandard	12,244	8,824	6,350	—	137	—	27,555
Total loans held for investment, gross	$377,824	$301,191	$96,781	$2,869	$1,237	$306	$780,208

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At March 31, 2015		At June 30, 2014
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$7,245	16	$2,140	10
Multi-family	4,952	2	7,256	4
Commercial business loans	—	—	22	1
Total special mention loans	12,197	18	9,418	15

Substandard loans:
Mortgage loans:
Single-family	8,328	34	11,096	38
Multi-family	8,516	13	8,471	13
Commercial real estate	2,661	7	6,349	9
Commercial business loans	93	2	92	2
Total substandard loans	19,598	56	26,008	62

Total classified loans	31,795	74	35,426	77

Real estate owned:
Single-family	1,017	3	494	2
Commercial real estate	2,173	2	1,973	2
Total real estate owned	3,190	5	2,467	4

Total classified assets	$34,985	79	$37,893	81

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2015	2014	2015	2014
Loans originated and purchased for sale:
Retail originations	$325,364	$179,913	$835,835	$736,842
Wholesale originations and purchases	355,248	173,805	924,204	753,560
Total loans originated and purchased for sale (1)	680,612	353,718	1,760,039	1,490,402

Loans sold:
Servicing released	(600,161)	(377,860)	(1,601,630)	(1,566,205)
Servicing retained	(3,918)	(2,371)	(12,746)	(7,866)
Total loans sold (2)	(604,079)	(380,231)	(1,614,376)	(1,574,071)

Loans originated for investment:
Mortgage loans:
Single-family	10,069	8,452	34,667	13,630
Multi-family	18,456	20,015	66,546	82,873
Commercial real estate	8,617	7,498	25,698	21,940
Construction	1,661	—	4,670	1,500
Commercial business loans	—	167	75	180
Consumer loans	—	—	1	—
Total loans originated for investment (3)	38,803	36,132	131,657	120,123

Loans purchased for investment:
Mortgage loans:
Single-family	85	—	303	—
Multi-family	16,302	—	16,302	—
Total loans purchased for investment (3)	16,387	—	16,605	—

Mortgage loan principal payments	(34,415)	(25,573)	(102,168)	(102,116)
Real estate acquired in settlement of loans	(280)	(206)	(2,572)	(4,178)
Increase in other items, net (4)	3,096	2,721	6,481	7,581

Net increase (decrease) in loans held for investment and loans held for sale at fair value	$100,124	$(13,439)	$195,666	$(62,259)

(1)
Includes PBM loans originated and purchased for sale during the quarters and nine months ended March 31, 2015 and 2014 totaling $681.0 million, $353.7 million, $1.76 billion and $1.49 billion, respectively.

(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2015 and 2014 totaling $604.1 million, $380.2 million, $1.61 billion and $1.57 billion, respectively.

(3)
Includes PBM loans originated and purchased for investment during the quarters and nine months ended March 31, 2015 and 2014 totaling $7.6 million, $8.4 million, $33.6 million and $13.6 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for sale, advance payments of escrows and repurchases.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2015 and 2014, the Corporation originated and purchased $1.91 billion and $1.61 billion of loans, respectively.  The total loans sold in the first nine months of fiscal 2015 and 2014 were $1.61 billion and $1.57 billion, respectively.  At March 31, 2015, the Corporation had loan origination commitments totaling $230.4 million, undisbursed lines of credit totaling $2.1 million and undisbursed loan funds totaling $2.9 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2015, the net increase in deposits was $20.0 million, or two percent, primarily due to the increase in transaction accounts, which was partly offset by scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of March 31, 2015, total deposits were $917.9 million. At March 31, 2015, time deposits scheduled to mature in one year or less were $174.7 million and total time deposits with a principal amount of $100,000 or higher were $178.9 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2015, total cash and cash equivalents were $30.7 million, or three percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2015, total borrowings were $131.4 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $250.5 million and the remaining available collateral was $598.9 million.  In addition, the Bank has secured a $12.9 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $13.7 million.  As of March 31, 2015, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2015 decreased to 30.8 percent from 33.0 percent for the quarter ended June 30, 2014.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), both the Bank and Provident Financial Holdings, Inc. became subject to new capital adequacy requirements. The capital adequacy requirements are quantitative measures established by regulation that require Provident Financial Holdings, Inc. and the Bank to maintain minimum amounts and ratios of capital.

The Bank is now subject to new capital requirements adopted by the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the Tier1 leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. In addition, Provident Financial

Holdings, Inc. as a savings and loan holding company registered with the FRB, is now required by the FRB to maintain capital adequacy that generally parallels the OCC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Provident Financial Holdings, Inc. and the Bank are required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before they may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements call for a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a Tier1 leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Provident Financial Holdings, Inc. and the Bank do not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of our asset size, we not are considered an advanced approaches banking organization and have elected to take the one-time option of deciding in the first quarter of calendar year 2015 to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must have to have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a Tier1 leverage ratio of 5% (unchanged).

At March 31, 2015, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at March 31, 2015 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of March 31, 2015
Tier 1 leverage capital (to adjusted average assets)	$141,385	12.47%	$45,359	4.00%	$56,699	5.00%
CET1 capital (to risk-weighted assets) (1)	$141,385	18.27%	$34,827	4.50%	$50,306	6.50%
Tier 1 capital (to risk-weighted assets)	$141,385	18.27%	$46,436	6.00%	$61,914	8.00%
Total capital (to risk-weighted assets)	$150,907	19.50%	$61,914	8.00%	$77,393	10.00%

Provident Savings Bank, F.S.B.:

As of March 31, 2015
Tier 1 leverage capital (to adjusted average assets)	$122,352	10.79%	$45,374	4.00%	$56,717	5.00%
CET1 capital (to risk-weighted assets) (1)	$122,352	15.81%	$34,830	4.50%	$50,310	6.50%
Tier 1 capital (to risk-weighted assets)	$122,352	15.81%	$46,440	6.00%	$61,919	8.00%
Total capital (to risk-weighted assets)	$131,875	17.04%	$61,919	8.00%	$77,399	10.00%

As of June 30, 2014
Tier 1 leverage capital (to adjusted assets)	$138,490	12.53%	$44,198	4.00%	$55,247	5.00%
Tier 1 capital (to risk-weighted assets)	$138,490	18.72%	$29,593	4.00%	$44,390	6.00%
Total capital (to risk-weighted assets)	$147,817	19.98%	$59,186	8.00%	$73,983	10.00%

(1) The CET1 capital ratio became effective January 1, 2015, not applicable for earlier periods.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the third quarter of fiscal 2015, the Bank did not declare any cash dividend to the Corporation; while the Corporation paid $986,000 of cash dividends to its shareholders. For the first nine months of fiscal 2015, the Bank paid a cash dividend of $25.0 million to the Corporation; while the Corporation paid $3.0 million of cash dividends to its shareholders.

Supplemental Information

	At March 31, 2015	At June 30, 2014	At March 31, 2014

Loans serviced for others (in thousands)	$79,871	$82,734	$85,543

Book value per share	$16.27	$15.66	$15.51

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2015 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$238,234	$83,280	$1,306,240	18.24%	+587 bp
+300 bp	$222,774	$67,820	$1,297,981	17.16%	+479 bp
+200 bp	$204,678	$49,724	$1,286,989	15.90%	+353 bp
+100 bp	$182,162	$27,208	$1,272,166	14.32%	+195 bp
0 bp	$154,954	$—	$1,252,959	12.37%	- bp
-100 bp	$143,266	$(11,688)	$1,247,559	11.48%	-89 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2015 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2015 and June 30, 2014.

	At March 31, 2015	At June 30, 2014
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.37%	14.94%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.48%	13.55%
Sensitivity Measure: Change in NPV Ratio	-89 bp	-139 bp
TB 13a Level of Risk	Minimal	Minimal

The pre-shock NPV ratio declined 257 basis points to 12.37% at March 31, 2015 from 14.94% at June 30, 2014 and the post-shock NPV ratio declined 207 basis points to 11.48% at March 31, 2015 from 13.55% at June 30, 2014. The decline of the NPV ratios was primarily attributable to a $25.0 million cash dividend distribution from the Bank to the Corporation in September 2014, partly offset by the net income in the first nine months of fiscal 2015.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at March 31, 2015 and June 30, 2014.

At March 31, 2015		At June 30, 2014
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	5.76%	+400 bp	6.74%
+300 bp	12.10%	+300 bp	12.62%
+200 bp	9.76%	+200 bp	10.53%
+100 bp	6.65%	+100 bp	6.07%
-100 bp	(10.11)%	-100 bp	(19.30)%

At both March 31, 2015 and June 30, 2014, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2015 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2015	2,458	$15.48	2,458	381,661
February 1 – 28, 2015	62,093	15.74	62,093	319,568
March 1 – 31, 2015	213,669	16.11	213,669	105,899
Total	278,220	$16.02	278,220	105,899

(1)
On October 30, 2014, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation's outstanding common stock, or approximately 453,212 shares, which was effective in December 2014 upon the completion of the May 2014 stock repurchase plan. The October 2014 stock repurchase plan will expire on October 30, 2015.

During the quarter ended March 31, 2015, the Corporation purchased 278,220 shares of the Corporation’s common stock at an average cost of $16.02 per share.  For the nine months ended March 31, 2015, the Corporation purchased 597,340 shares of the Corporation's common stock at an average cost of $15.47 per share. As of March 31, 2015, a total of 347,313 shares or 77 percent of the shares authorized in the October 2014 stock repurchase plan have been purchased at an average cost of $15.87 per share, leaving 105,899 shares available for future purchases. During the quarter ended March 31, 2015, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

On April 28, 2015, the Corporation announced that the Corporation’s Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 430,651 shares. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. The April 2015 stock repurchase plan will become effective once the Corporation has completed the October 2014 stock repurchase plan by purchasing the remaining 105,899 shares available under the October 2014 plan.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
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

Provident Financial Holdings, Inc.

Date: May 11, 2015	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.