Form 10-K
period 2015-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2015-09-14
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015            OR

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
YES          NO   X  .
The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2014, was $126.9 million. As of September 4, 2015, there were 8,513,121 shares of the Registrant’s common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2015 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB"). At June 30, 2015, the Corporation had consolidated total assets of $1.17 billion, total deposits of $924.1 million and stockholders’ equity of $141.1 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank contributed $40,000 annually to the Foundation in fiscal 2015, 2014 and 2013.

Subsequent Events:

On July 21, 2015, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.12 per share.  Shareholders of the Corporation’s common stock at the close of business on August 11, 2015 were entitled to receive the cash dividend, which was paid on September 1, 2015.

Market Area

The Bank is headquartered in Riverside, California and operates 14 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include most of Southern California and some of Northern California.  PBM operates two wholesale loan production offices located in Pleasanton and Rancho Cucamonga, California and 13 retail loan production offices located in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Riverside (3), Roseville, Santa Barbara and Westlake Village, California.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to the 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The unemployment rate in the Inland Empire in June 2015 was 6.5%, compared to 6.3% in California and 5.3% nationwide, according to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, an improvement compared to the unemployment data reported in June 2014, which was 8.4% in the Inland Empire, 7.4% in California and 6.1% nationwide. However, the current unemployment rate remains somewhat elevated when compared to historical data.

California pending home sales continued to improve in June 2015, with seven months of continued increases and the fifth consecutive month of double-digit increases. California pending home sales at June 30, 2015 were up 12.5 percent on an annual basis from the revised index of 107 recorded in June 2014, marking the seventh straight month of year-to-year gains and the fifth straight month of double-digit advances. Statewide pending home sales fell in June 2015 on a month-to-month basis, with the Pending Home Sales Index ("PHSI") decreasing 2.6 percent from a revised 123.6 in May 2015 to 120.4 in June 2015, based on signed contracts. The month-to-month decrease was slightly higher than the average May-June loss of 1.9 percent during the last seven years. A shortage of available homes in the San Francisco Bay Area stifled pending sales in June 2015, pushing the PHSI to 127.9, down 5.3 percent from 135.1 in May 2015 and down 0.9 percent from the 129.1 index recorded in June 2014. Pending home sales in Southern California continued the increase by rising four percent in June 2015 from the prior month to reach an index of 109.6, up 14.2 percent from the June 2014 index of 96. Central Valley pending sales fell 8.2 percent in June 2015 to 99.5 from May 2015 but increased 14.2 percent from the 87.2 index of June 2014. (Source: California Association of Realtors; www.car.org – July 23, 2015 News Release).

Sales of existing single-family homes in June 2015 reached the highest level in two years and experienced the first double-digit increase since May 2012. Home sales in the state have risen year over year for five straight months. Home sales remained above the 400,000 mark in June 2015 for the third consecutive month and rose to the highest level since July 2013. Closed escrow sales of existing single-family detached homes in California totaled a seasonally adjusted annualized rate of 437,040 units in June 2015. The statewide sales figure represents what would be the total number of homes sold during calendar year 2015 if sales maintained the June 2015 pace throughout the year as adjusted to account for seasonal factors that typically influence home sales. The June 2015 sales figure increased 3.3 percent from the revised 423,000 level in May 2015 and 11.0 percent compared with home sales in June 2014 of 393,820. The year-to-year change is significantly higher than the previous six-month average increase of 4.3 percent observed from December 2014 - May 2015. The median price of an existing, single-family detached California home edged up in June 2015 from both the previous month and year for the fifth consecutive month. The median home price was up 0.8 percent from $485,830 in May 2015 to $489,560 in June 2015, the highest level since November 2007. The June 2015 median sales price was seven percent higher than the revised $457,700 recorded in June 2014. The median sales price is the point at which half of homes sold for more and half sold for less; it is influenced by the types of homes selling as well as a general change in values. (Source: California Association of Realtors; www.car.org – July 15, 2015 News Release).

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

Personnel

As of June 30, 2015, the Bank had 528 full-time equivalent employees, which consisted of 467 full-time, 51 prime-time, six part-time and four temporary employees.  The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

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

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment.  The Bank’s net loans held for investment were $814.2 million at June 30, 2015, representing 69.3% of consolidated total assets.  This compares to $772.1 million, or 69.8% of consolidated total assets, at June 30, 2014.

At June 30, 2015, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $20.3 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2015, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2015 consisted of: three multi-family loans totaling $8.4 million to one group of borrowers; one commercial real estate loan totaling $6.4 million to one group of borrowers; one multi-family loan totaling $5.4 million to one group of borrowers; one multi-family loan totaling $5.1 million to one group of borrowers; and two multi-family loans totaling $4.7 million to one group of borrowers.  The real estate collateral for these loans are located in Southern California, except for one which is located in Northern California.  At June 30, 2015, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2015		2014		2013		2012		2011
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$365,961	44.47%	$377,824	48.43%	$404,154	53.09%	$438,736	53.78%	$493,711	54.32%
Multi-family	347,020	42.17	301,191	38.60	262,268	34.45	278,013	34.08	304,763	33.53
Commercial real estate	100,897	12.26	96,781	12.40	92,423	12.14	95,265	11.67	103,618	11.40
Construction	8,191	0.99	2,869	0.37	292	0.04	—	—	—	—
Other	—	—	—	—	—	—	755	0.09	1,530	0.17
Total mortgage loans	822,069	99.89	778,665	99.80	759,137	99.72	812,769	99.62	903,622	99.42

Commercial business loans	666	0.08	1,237	0.16	1,687	0.22	2,580	0.32	4,526	0.50
Consumer loans	244	0.03	306	0.04	437	0.06	506	0.06	750	0.08
Total loans held for investment, gross	822,979	100.00%	780,208	100.00%	761,261	100.00%	815,855	100.00%	908,898	100.00%

Undisbursed loan funds	(3,360)		(1,090)		(292)		—		—
Advance payments of escrows	199		215		300		369		545
Deferred loan costs, net	3,140		2,552		2,063		2,095		2,649
Allowance for loan losses	(8,724)		(9,744)		(14,935)		(21,483)		(30,482)
Total loans held for investment, net	$814,234		$772,141		$748,397		$796,836		$881,610

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2015 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

Mortgage loans:
Single-family	$11	$436	$226	$8,128	$357,160	$365,961
Multi-family	10,121	13,766	3,417	13,662	306,054	347,020
Commercial real estate	8,476	13,057	184	62,071	17,109	100,897
Construction	3,877	1,370	—	—	2,944	8,191
Commercial business loans	229	254	64	119	—	666
Consumer loans	244	—	—	—	—	244
Total loans held for investment, gross	$22,958	$28,883	$3,891	$83,980	$683,267	$822,979

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2016 which have fixed and floating or adjustable interest rates:

(In Thousands)	Fixed-Rate	%(1)	Floating or Adjustable Rate	%(1)

Mortgage loans:
Single-family	$13,648	4%	$352,302	96%
Multi-family	3,105	1%	333,794	99%
Commercial real estate	8,452	9%	83,969	91%
Construction	1,370	32%	2,944	68%
Commercial business loans	243	56%	194	44%
Total loans held for investment, gross	$26,818	3%	$773,203	97%

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2015, total single-family loans held for investment decreased to $366.0 million, or 44.5% of the total loans held for investment, from $377.8 million, or 48.4% of the total loans held for investment, at June 30, 2014.  The decrease in the single-family loans in fiscal 2015 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

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

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 80% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2015, home equity loans amounted to $8.9 million or 2.4% of single-family loans held for investment, as compared to $6.0 million or 1.6% of single-family loans held for investment at June 30, 2014.  Previously, the Bank offered secured lines of credit, which were generally secured by a second mortgage on the borrower’s primary residence up to 100% of the appraised value of the residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2015 and 2014, the outstanding balance of secured lines of credit was $589,000 and $1.0 million, respectively.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions.  Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes; the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have three or five-year fixed periods prior to the first adjustment (“3/1 or 5/1 hybrids”) and provide for interest and fully amortizing loan payments throughout the term of the loan.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

The Bank also offers interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2015 and 2014, interest-only, first trust deed, ARM loans were $152.6 million and $169.6 million, or 18.6% and 21.8%, respectively, of the loans held for investment.  As of June 30, 2015, $72.8 million interest-only ARM loans begin to fully amortize in the next 12 months and $72.9 million begin to fully amortize between one year and five years. The reset of interest rates on ARM loans, primarily interest-only single-family loans, to fully-amortizing status has not created a payment shock for most borrowers primarily because the majority of loans are repricing at 2.75% over six-month LIBOR, which has resulted in a lower interest rate than the borrower’s pre-adjustment interest rate.  Management notes that the economic recovery has been slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.  Since fiscal 2012, the delinquency level of single-family homes experienced by the Bank has improved, primarily due to an improvement in real estate markets and general economic conditions.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family ARM loans.  At June 30, 2015, the Bank had 27 loans with 50-year terms with $9.3 million outstanding, compared to 31 loans for $11.0 million at June 30, 2014.

As of June 30, 2015, the Bank had $14.1 million in negative amortization mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal), which consisted of $10.7 million of multi-family loans, $3.2 million of single-family loans and $227,000 of commercial real estate loans.  This compares to $23.3 million at June 30, 2014, which consisted of $18.7 million of multi-family loans, $3.7 million of single-family loans and $856,000 of commercial real estate loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in a higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their properties or refinance their mortgages to pay off their mortgage obligation.

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

Mortgage reform rules mandated as a result of the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement actions result from these rules. The Bank originates an immaterial number of loans that do not meet the definition of a “qualified mortgage” (“QM”). To mitigate the risks involved with non-QM loans, the Bank has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.

The following table describes certain credit risk characteristics of the Bank’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2015:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted-Average FICO(2)	Weighted-Average LTV	Weighted-Average Seasoning(3)
Interest only	$152,555	733	72%	8.77 years
Stated income(4)	$156,908	730	67%	9.50 years
FICO less than or equal to 660	$11,971	642	65%	9.31 years
Over 30-year amortization	$13,519	732	64%	9.78 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $4.4 million of “interest only,” $6.4 million of “stated income,” $744 of “FICO less than or equal to 660,” and $228 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Bank’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2015:

(Dollars In Thousands)	Balance	Non-Performing(1)	30 - 89 Days Delinquent(1)
Fully amortize in the next 12 months	$72,780	4%	1%
Fully amortize between 1 year and 5 years	78,879	2%	—%
Fully amortize after 5 years	896	—%	—%
Total	$152,555	3%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Bank’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2015:

(Dollars In Thousands)	Balance (1)	Non-Performing(1)	30 - 89 Days Delinquent(1)
Interest rate reset in the next 12 months	$154,304	4%	—%
Interest rate reset between 1 year and 5 years	2,604	30%	—%
Total	$156,908	4%	—%

(1) As a percentage of each category.  Also, the loan balances and percentages on this table may overlap with the table describing interest only single-family, first trust deed, mortgage loans held for investment.

A decline in real estate values subsequent to the time of origination of our real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Bank does not periodically update the LTV ratios on its loans held for investment by obtaining new appraisals or broker price opinions unless a specific loan has demonstrated deterioration or the Bank receives a loan modification request from a borrower.  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following table may be understated in comparison to the current LTV ratios as a result of the year of origination, the subsequent general decline in real estate values that may have occurred prior to 2012 to the extent not fully recovered and the specific location of the individual properties. The Bank cannot quantify the current LTV ratios on its loans held for investment or quantify the impact of the decline in real estate values to the original LTV ratios on its loans held for investment by loan type, geography, or other subsets.

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD June 30, 2015	Total
Loan balance	$282,946	$19,138	$888	$124	$1,266	$5,276	$6,501	$26,963	$13,415	$356,517
Weighted average LTV(1)	66%	75%	51%	69%	67%	58%	57%	68%	75%	67%
Weighted average age (in years)	9.71	7.27	5.90	4.63	3.90	2.89	2.01	0.91	0.28	8.28
Weighted average FICO(2)	729	746	750	700	716	743	746	745	741	732
Number of loans	853	39	3	1	5	25	34	47	18	1,025
Geographic breakdown (%):
Inland Empire	30%	22%	100%	100%	50%	20%	28%	32%	29%	29%
Southern California (other than Inland Empire)	57%	48%	—%	—%	50%	37%	32%	38%	47%	54%
Other California	12%	30%	—%	—%	—%	43%	40%	30%	24%	16%
Other states	1%	—%	—%	—%	—%	—%	—%	—%	—%	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in single-family real estate values prior to 2012, the weighted average LTV presented above may be significantly understated to current market values, particularly for loans originated prior to 2010.

(2)	At time of loan origination.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2015, multi-family mortgage loans were $347.0 million and commercial real estate loans were $100.9 million, or 42.2% and 12.3%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $301.2 million and commercial real estate loans of $96.8 million, or 38.6% and 12.4%, respectively, of loans held for investment at June 30, 2014.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2015 the Bank originated $110.0 million and purchased $16.3 million of multi-family and commercial real estate loans, all of which were underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $140.0 million and no purchases during fiscal 2014.  At June 30, 2015, the Bank had 469 multi-family and 119 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2015, $293.5 million, or 84.6%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2015, the Bank had 53 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $138.9 million.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  During fiscal 2015, the Bank had net recoveries of $283,000 in non-performing multi-family and commercial real estate loans, as compared to net charge-offs of $1.4 million during fiscal 2014. At June 30, 2015, total non-performing multi-family and commercial real estate loans were $3.9 million and none were past due 30 to 89 days.  Non-performing loans and/or delinquent loans may increase if the general decline in Southern California real estate markets and poor general economic conditions occur.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2015:

(Dollars In Thousands)	Balance	Non- Performing(1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing(1)
Interest rate reset or mature in the next 12 months	$67,080	3%	—%	37%
Interest rate reset or mature between 1 year and 5 years	272,522	—%	—%	9%
Interest rate reset or mature after 5 years	7,418	—%	—%	18%
Total	$347,020	1%	—%	15%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2015:

(Dollars In Thousands)	Balance	Non- Performing(1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing(1)
Interest rate reset or mature in the next 12 months	$20,304	8%	—%	70%
Interest rate reset or mature between 1 year and 5 years	80,593	—%	—%	82%
Total	$100,897	2%	—%	80%

(1)	As a percentage of each category.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD June 30, 2015	Total
Loan balance	$63,016	$4,892	$—	$—	$18,051	$27,621	$87,200	$95,617	$50,623	$347,020
Weighted average LTV(1)	48%	44%	—%	—%	57%	56%	57%	57%	57%	55%
Weighted average debt coverage ratio (2)	1.43x	1.39x	—	—	1.42x	1.74x	1.71x	1.66x	1.60x	1.61x
Weighted average age (in years)	9.76	7.21	—	—	3.76	2.85	1.90	0.97	0.28	3.08
Weighted average FICO(2)	702	708	—	—	741	727	760	764	748	746
Number of loans	113	6	—	—	19	34	117	112	68	469

Geographic breakdown (%):
Inland Empire	20%	28%	—%	—%	32%	15%	32%	12%	20%	21%
Southern California (other than Inland Empire)	54%	72%	—%	—%	53%	53%	43%	53%	60%	52%
Other California	21%	—%	—%	—%	15%	32%	25%	35%	20%	26%
Other states	5%	—%	—%	—%	—%	—%	—%	—%	—%	1%
	100%	100%	—%	—%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the potential decline in multi-family real estate values (particularly for loans originated prior to 2010), the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD June 30, 2015	Total(3)(4)
Loan balance	$27,417	$433	$—	$362	$762	$14,959	$20,237	$26,905	$9,822	$100,897
Weighted average LTV(1)	46%	40%	—%	57%	61%	49%	46%	48%	50%	48%
Weighted average debt coverage ratio (2)	1.75x	1.43x	—	1.26x	1.47x	1.90x	1.82x	1.89x	1.61x	1.80x
Weighted average age (in years)	9.44	7.18	—	5.10	3.52	2.74	1.90	0.93	0.29	3.70
Weighted average FICO(2)	708	700	—	704	770	753	756	749	725	739
Number of loans	29	2	—	2	1	14	26	32	13	119

Geographic breakdown (%):
Inland Empire	51%	42%	—%	51%	—%	71%	33%	33%	14%	42%
Southern California (other than Inland Empire)	43%	58%	—%	49%	100%	29%	39%	49%	45%	42%
Other California	6%	—%	—%	—%	—%	—%	28%	18%	41%	16%
Other states	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	100%	100%	—%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the potential decline in commercial real estate values prior to 2012, the weighted average LTV presented above may be significantly understated to current market values, particularly for loans originated prior to 2010.

(2)	At time of loan origination.

(3)
Comprised of the following: $33.9 million in mixed use; $16.1 million in office; $16.0 million in retail; $12.1 million in mobile home park; $5.0 million in warehouse; $4.9 million in medical/dental office; $3.9 million in restaurant/fast food; $3.0 million in mini-storage; $2.1 million in automotive - non gasoline; $1.8 million in light industrial/manufacturing; $1.7 million in hotel and motel; and $379,000 in other.

(4)	Consists of $85.0 million or 84.2% in investment properties and $15.9 million or 15.8% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  During fiscal 2015 and 2014, the Bank originated a total of $6.8 million and $2.9 million of construction loans, respectively. As of June 30, 2015 and 2014, the Bank had $8.2 million and $2.9 million of construction loans, respectively, of which $3.4 million and $1.1 million, respectively, were undisbursed.

The composition of the Bank’s construction loan portfolio is as follows:

	At June 30,
	2015		2014
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$5,247	64.06%	$1,500	52.28%
Construction/permanent	2,944	35.94%	1,369	47.72%
	$8,191	100.00%	$2,869	100.00%

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

The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Generally, significant presales are required prior to commencement of construction. Tract construction may include the building and financing of model homes under a separate loan. The terms for tract construction loans are generally 12 months with interest rates fixed at 2.0% above the prime lending rate. At June 30, 2015, there were no tract construction loans.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2015, there was one single-family speculative construction loan of $1.7 million with $925,000 undisbursed funds.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2015, there were four single-family construction/permanent loans of $2.9 million, of which $516,000 were undisbursed.

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

Other mortgage loans.  There were no other mortgage loans at June 30, 2015 and 2014.  The Bank makes land loans from time to time, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  As of June 30, 2015, total loans serviced by other financial institutions were $5.4 million, down 55% from $12.0 million at June 30, 2014.  As of June 30, 2015, all loans serviced by others were performing according to their contractual agreements.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any loan participation interests in fiscal 2015 or 2014.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2015, commercial business loans were $666,000, or 0.1% of loans held for investment, a decrease of $571,000, or 46%, during fiscal 2015 from $1.2 million, or 0.2% of loans held for investment at June 30, 2014.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2015, the Bank had $89,000 of non-performing commercial business loans, net of allowances and charge-offs, down 3% from $92,000 at June 30, 2014.  During fiscal 2015, the Bank had no recoveries or charge-offs on commercial business loans, as compared to net charge-offs of $9,000 during fiscal 2014.

Consumer Loans.  At June 30, 2015, the Bank’s consumer loans were $244,000, or less than 0.1% of the Bank’s loans held for investment, a decrease of $62,000, or 20%, from $306,000, or 0.1% of the Bank's loans held for investment at June 30, 2014.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2015 and 2014 were $109,000 and $158,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no consumer loans accounted for on a non-performing basis at June 30, 2015 or 2014. During fiscal 2015, the Bank had $1,000 of net recoveries on consumer loans, as compared to net charge-offs of $2,000 during fiscal 2014.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been primarily originating loans and, to a lesser extent, purchasing loans for sale to investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the California economy affect the number of loans originated by PBM and, thus, the amount of loan sales, gain on sale of loans, net interest income and loan fees earned.  The origination and purchase of loans, primarily fixed rate loans, during fiscal 2015, 2014 and 2013 were $2.52 billion, $1.99 billion and $3.51 billion, respectively.  The total loan origination volume in fiscal 2015 was higher than fiscal 2014, primarily as a result of a decrease in mortgage interest rates, which increased refinance activity.  The relatively low mortgage rates were primarily a result of the actions taken by the U.S. Department of Treasury and Federal Reserve to stimulate growth in the economy from recessionary conditions.  Of the total PBM loan originations, loans originated and purchased for investment were $40.2 million, $26.1 million and $11.0 million in fiscal 2015, 2014 and 2013, respectively.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 780 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Accepted loans are funded and sold by the Bank.  Wholesale loans originated and purchased for sale in fiscal 2015, 2014 and 2013 were $1.30 billion, $983.2 million and $1.80 billion, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale originators, underwriters and processors.

PBM’s retail loan production operations utilize loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2015, PBM operated 13 stand-alone retail loan production offices in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Riverside (3), Roseville, Santa Barbara and Westlake Village, California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank instead of the wholesale loan broker.  Retail loans originated and purchased for sale in fiscal 2015, 2014 and 2013 were $1.18 billion, $983.5 million and $1.70 billion, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing in new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale at June 30, 2015 and 2014 were $139.6 million and $132.6 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments. For additional information, see “Derivative Activities” below.

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination costs and fees for loans held for sale and loans held for investment recorded at fair value are recognized in non-interest income under gain (loss) on sale of loans, net, as incurred and not deferred. At June 30, 2015 and 2014, the Bank had $3.1 million and $2.6 million of unamortized deferred loan origination costs (net) in loans held for investment, respectively.

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

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2015	2014	2013

Loans originated and purchased for sale:
Retail originations	$1,175,413	$984,378	$1,695,239
Wholesale originations	1,305,302	983,244	1,801,292
Total loans originated and purchased for sale(1)	2,480,715	1,967,622	3,496,531

Loans sold:
Servicing released	(2,392,251)	(1,990,087)	(3,506,027)
Servicing retained	(17,663)	(9,189)	(16,331)
Total loans sold(2)	(2,409,914)	(1,999,276)	(3,522,358)

Loans originated for investment:
Mortgage loans:
Single-family	41,317	24,038	11,040
Multi-family	83,016	115,022	45,643
Commercial real estate	26,948	25,014	24,186
Construction	6,825	2,869	292
Commercial business loans	372	336	100
Consumer loans	1	—	—
Total loans originated for investment(3)	158,479	167,279	81,261

Loans purchased for investment:
Mortgage loans:
Single-family	303	707	—
Multi-family	16,302	—	12,849
Total loans purchased for investment(3)	16,605	707	12,849

Loan principal repayments	(134,175)	(147,815)	(144,428)
Real estate acquired in the settlement of loans	(3,044)	(4,810)	(10,976)
(Decrease) increase in other items, net(4)	(741)	10,870	(4,907)
Net increase (decrease) in loans held for investment and loans held for sale at fair value	$107,925	$(5,423)	$(92,028)

(1)	Includes PBM loans originated and purchased for sale during fiscal 2015, 2014 and 2013 totaling $2.48 billion, $1.97 billion and $3.50 billion, respectively.

(2)	Includes PBM loans sold during fiscal 2015, 2014 and 2013 totaling $2.41 billion, $2.00 billion and $3.52 billion, respectively.

(3)	Includes PBM loans originated and purchased for investment during fiscal 2015, 2014 and 2013 totaling $40.2 million, $26.1 million, and $11.0 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for sale, advance payments of escrows and repurchases.

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

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the credit enhancement or recourse amount to the Bank once the first four basis points is exhausted.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2015 and 2014, the Bank serviced $28.2 million and $38.6 million, respectively, of loans under this program and has established a recourse liability of $267,000 and $274,000, respectively.  In fiscal 2015, 2014 and 2013, a net recourse loss of $32,000, $139,000 and $194,000, respectively, was recognized under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2015, 2014 and 2013, the Bank repurchased $1.6 million, $437,000 and $1.4 million of single-family mortgage loans, respectively.  However, additional repurchase requests were settled for an aggregate of $22,000, $666,000 and $5.6 million in fiscal 2015, 2014 and 2013, respectively, that did not result in the repurchase of the loan itself. The repurchase settlement in fiscal 2013 was due primarily to a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor.

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

At June 30, 2015, the Bank had call and put option contracts outstanding with a notional value of $12.0 million and $8.0 million, respectively.  This compares to put option contracts outstanding with a notional value of $10.0 million at June 30, 2014. At June 30, 2015 and 2014, the Bank had outstanding mandatory loan sale commitments of $55.2 million and $35.0 million, respectively; outstanding TBA MBS trades of $265.0 million and $223.0 million, respectively; outstanding best-efforts loan sale commitments of $36.9 million and $18.1 million, respectively; and commitments to originate loans to be held for sale of $139.6 million and $132.6 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  Additionally, as of June 30, 2015 and 2014, the Bank’s loans held for sale at fair value were $224.7 million and $158.9 million, respectively, which were also covered by the loan sale commitments described above.  For fiscal 2015 and 2014, respectively, the Bank had a net loss of $186,000 and a net gain of $2.5 million, respectively, attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities and the fair-value adjustment on loans held for sale.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2015, the Bank was servicing $80.1 million of loans for others, a decline from $82.7 million at June 30, 2014.  The decrease was primarily attributable to loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2015 and 2014, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 17.50% and 38.24%, respectively, and a weighted-average discount rate of 9.10% and 9.14%, respectively.  The required impairment reserve against servicing assets at June 30, 2015 and 2014 was $248,000 and $259,000, respectively.  In aggregate, servicing assets had a carrying value of $396,000 and a fair value of $470,000 at June 30, 2015, compared to a carrying value of $295,000 and a fair value of $357,000 at June 30, 2014.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $63,000, gross unrealized gains of $62,000 and an amortized cost of $1,000 at June 30, 2015, compared to a fair value of $62,000, gross unrealized gains of $61,000 and an amortized cost of $1,000 at June 30, 2014.

Delinquencies and Classified Assets

Delinquent Loans.  When a mortgage loan borrower fails to make a required payment when due, the Bank initiates collection procedures.  In most cases, delinquencies are cured promptly; however, if the loan remains delinquent on the 120th day for single-family loans or the 90th day for other loans, or sooner if the borrower is chronically delinquent, and after all reasonable means of obtaining the payment have been exhausted, foreclosure proceedings, according to the terms of the security instrument and applicable law, are initiated.  Interest income is reduced by the full amount of accrued and uncollected interest on such loans.

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value. These analysis may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

	At or For the Year Ended June 30, 2015
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$3,881	$—	$3,881	$(630)	$3,251	$1,869	$109
Without a related allowance(2)	8,462	(1,801)	6,661	—	6,661	6,956	83
Total single-family	12,343	(1,801)	10,542	(630)	9,912	8,825	192

Multi-family:
With a related allowance	—	—	—	—	—	113	13
Without a related allowance(2)	3,506	(1,260)	2,246	—	2,246	2,331	5
Total multi-family	3,506	(1,260)	2,246	—	2,246	2,444	18

Commercial real estate:
Without a related allowance(2)	1,699	—	1,699	—	1,699	1,830	170
Total commercial real estate	1,699	—	1,699	—	1,699	1,830	170

Commercial business loans:
With a related allowance	109	—	109	(20)	89	121	9
Total commercial business loans	109	—	109	(20)	89	121	9

Total non-performing loans	$17,657	$(3,061)	$14,596	$(650)	$13,946	$13,220	$389

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At or For the Year Ended June 30, 2014
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$5,480	$—	$5,480	$(1,148)	$4,332	$5,795	$162
Without a related allowance(2)	8,208	(2,141)	6,067	—	6,067	6,094	89
Total single-family	13,688	(2,141)	11,547	(1,148)	10,399	11,889	251

Multi-family:
With a related allowance	956	—	956	(354)	602	994	57
Without a related allowance(2)	4,146	(1,655)	2,491	—	2,491	2,716	73
Total multi-family	5,102	(1,655)	3,447	(354)	3,093	3,710	130

Commercial real estate:
With a related allowance	—	—	—	—	—	—	28
Without a related allowance(2)	2,352	—	2,352	—	2,352	3,215	312
Total commercial real estate	2,352	—	2,352	—	2,352	3,215	340

Commercial business loans:
With a related allowance	138	—	138	(46)	92	183	17
Without a related allowance(2)	—	—	—	—	—	—	5
Total commercial business loans	138	—	138	(46)	92	183	22

Total non-performing loans	$21,280	$(3,796)	$17,484	$(1,548)	$15,936	$18,997	$743

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any:

	At June 30,
	2015				2014				2013
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
(Dollars In Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Mortgage loans:
Single-family	3	$1,335	34	$10,542	2	$322	35	$11,547	2	$362	50	$15,573
Multi-family	—	—	4	2,246	—	—	7	3,447	—	—	7	5,077
Commercial real estate	—	—	5	1,699	—	—	6	2,352	—	—	8	4,572
Commercial business loans	—	—	1	109	—	—	2	138	—	—	5	189
Consumer loans	1	—	—	—	—	—	—	—	2	1	—	—
Total	4	$1,335	44	$14,596	2	$322	50	$17,484	4	$363	70	$25,411

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of allowance for loan losses, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2015	2014	2013	2012	2011

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$7,010	$7,442	$8,129	$17,095	$16,705
Multi-family	653	1,333	1,236	967	1,463
Commercial real estate	680	1,552	3,218	764	560
Commercial business loans	—	—	7	7	—
Total	8,343	10,327	12,590	18,833	18,728

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	2,902	2,957	5,094	11,995	15,133
Multi-family	1,593	1,760	2,521	490	490
Commercial real estate	1,019	800	1,354	2,483	1,660
Other	—	—	—	522	972
Commercial business loans	89	92	123	165	143
Total	5,603	5,609	9,092	15,655	18,398

Total non-performing loans	13,946	15,936	21,682	34,488	37,126

Real estate owned, net	2,398	2,467	2,296	5,489	8,329
Total non-performing assets	$16,344	$18,403	$23,978	$39,977	$45,455

Restructured loans on accrual status:
Mortgage loans:
Single-family	$989	$343	$434	$6,148	$15,589
Multi-family	—	—	—	3,266	3,665
Commercial real estate	—	—	—	—	1,142
Other	—	—	—	—	237
Commercial business loans	—	—	—	33	125
Total	$989	$343	$434	$9,447	$20,758

Non-performing loans as a percentage of loans held for investment, net	1.71%	2.06%	2.90%	4.33%	4.21%

Non-performing loans as a percentage of total assets	1.19%	1.44%	1.79%	2.74%	2.83%

Non-performing assets as a percentage of total assets	1.39%	1.66%	1.98%	3.17%	3.46%

The following table describes the non-performing loans, net of allowance for loan losses, by the calendar year of origination as of June 30, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD June 30, 2015	Total
Mortgage loans:
Single-family	$8,163	$447	$—	$—	$—	$93	$—	$1,209	$—	$9,912
Multi-family	2,246	—	—	—	—	—	—	—	—	2,246
Commercial real estate	1,699	—	—	—	—	—	—	—	—	1,699
Commercial business loans	—	—	89	—	—	—	—	—	—	89
Total	$12,108	$447	$89	$—	$—	$93	$—	$1,209	$—	$13,946

The following table describes the non-performing loans, net of allowance for loan losses, by the geographic location as of June 30, 2015:

(Dollars In Thousands)	Inland Empire	Southern California(1)	Other California(2)	Other States	Total
Mortgage loans:
Single-family	$2,757	$4,276	$2,109	$770	$9,912
Multi-family	492	—	1,351	403	2,246
Commercial real estate	1,460	239	—	—	1,699
Commercial business loans	—	89	—	—	89
Total	$4,709	$4,604	$3,460	$1,173	$13,946

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At June 30, 2015		At June 30, 2014
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$7,797	18	$2,140	10
Multi-family	413	1	7,256	4
Commercial business loans	—	—	22	1
Total special mention loans	8,210	19	9,418	15

Substandard loans:
Mortgage loans:
Single-family	10,261	36	11,096	38
Multi-family	7,514	11	8,471	13
Commercial real estate	2,643	7	6,349	9
Commercial business loans	89	1	92	2
Total substandard loans	20,507	55	26,008	62

Total classified loans	28,717	74	35,426	77

Real estate owned:
Single-family	432	2	494	2
Commercial real estate	1,966	1	1,973	2
Total real estate owned	2,398	3	2,467	4

Total classified assets	$31,115	77	$37,893	81

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

During the fiscal year ended June 30, 2015, there were no newly restructured loans.  This compares to one loan for $221,000 that was newly restructured during fiscal 2014 from its original terms and subsequently paid off.  As of June 30, 2015, the outstanding balance of restructured loans was $6.6 million, comprised of 18 loans.  These restructured loans are classified as follows: two loans are classified as special mention and remain on accrual status ($989,000) and 16 loans are classified as substandard on non-performing status ($5.6 million).  As of June 30, 2015, 74%, or $4.9 million of the restructured loans have a current payment status, consistent with their modified terms.  The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.

The following table shows the restructured loans by type, net of allowance for loan losses, at June 30, 2015 and 2014:

	At June 30, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$576	$—	$576	$(115)	$461
Without a related allowance(2)	4,397	(967)	3,430	—	3,430
Total single-family	4,973	(967)	4,006	(115)	3,891

Multi-family:
Without a related allowance(2)	2,795	(1,202)	1,593	—	1,593
Total multi-family	2,795	(1,202)	1,593	—	1,593

Commercial real estate:
Without a related allowance(2)	1,019	—	1,019	—	1,019
Total commercial real estate	1,019	—	1,019	—	1,019

Commercial business loans:
With a related allowance	109	—	109	(20)	89
Total commercial business loans	109	—	109	(20)	89

Total restructured loans	$8,896	$(2,169)	$6,727	$(135)	$6,592

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

As of June 30, 2015, total non-performing assets were $16.3 million, or 1.39% of total assets, which was primarily comprised of: 34 single-family loans ($9.9 million); four multi-family loans ($2.2 million); five commercial real estate loans ($1.7 million); one commercial business loan ($89,000); and real estate owned comprised of two single-family properties ($432,000) and one commercial real estate property ($2.0 million).  As of June 30, 2015, 63%, or $8.8 million of non-performing loans had a current payment status, primarily restructured loans. This compares to total non-performing assets of $18.4 million, or 1.66% of total assets, of which $7.6 million, or 48%, of non-performing loans had a current payment status at June 30, 2014.

Foregone interest income, which would have been recorded for the fiscal years ended June 30, 2015 and 2014 had the non-performing loans been current in accordance with their original terms, amounted to $101,000 and $303,000, respectively, and was not included in the results of operations for the fiscal years ended June 30, 2015 and 2014.

Other Loans of Concern. As of June 30, 2015, $8.2 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms. Of these loans, $7.8 million were single-family mortgage loans and $413,000 was a multi-family mortgage loan.  As of June 30, 2014, $9.4 million of loans which were not disclosed as non-performing loans were classified by the Bank as special mention for the same reasons.

In addition, as of June 30, 2015, $6.6 million of loans which were not disclosed as non-performing loans were classified as substandard because the loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected but they are performing in accordance with the contractual loan agreements. Of these loans, $5.3 million were multi-family mortgage loans, $943,000 were commercial real estate loans and $350,000 were single-family mortgage loans.  As of June 30, 2014, $10.1 million of loans which were not disclosed as non-performing loans were classified by the Bank as substandard for the same reasons.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2015, the real estate owned balance was $2.4 million (three properties), consisting of two single-family residences located in Southern California and Nevada and one commercial real estate property located in Southern California, compared to $2.5 million (four properties) at June 30, 2014, consisting of two single-family residences and two commercial real estate properties located in Southern California.  In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

The aggregate amounts of the Bank’s classified assets, including loans classified by the Bank as special mention, were as follows at the dates indicated:

	At June 30,
(Dollars In Thousands)	2015	2014

Special mention loans	$8,210	$9,418
Substandard loans	20,507	26,008
Total classified loans	28,717	35,426

Real estate owned, net	2,398	2,467
Total classified assets	$31,115	$37,893

Total classified assets as a percentage of total assets	2.65%	3.43%

Classified assets decreased at June 30, 2015 from the June 30, 2014 level primarily due to loan classification upgrades, disposition of real estate owned properties and a general improvement in the real estate market, resulting in fewer delinquent loans.  The classified assets are primarily located in Southern California.

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

At June 30, 2015, the Bank had an allowance for loan losses of $8.7 million, or 1.06% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2014 of $9.7 million, or 1.25% of gross loans held for investment.  A $1.4 million recovery from the allowance for loan losses was recorded in fiscal 2015, compared to a $3.4 million recovery from the allowance for loan losses in fiscal 2014.  Although management believes the best information available is used to make such (recovery) provision, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

	Year Ended June 30,
(Dollars In Thousands)	2015	2014	2013	2012	2011

Allowance at beginning of period	$9,744	$14,935	$21,483	$30,482	$43,501
(Recovery) provision for loan losses	(1,387)	(3,380)	(1,499)	5,777	5,465
Recoveries:
Mortgage Loans:
Single-family	635	562	754	347	1
Multi-family	360	345	6	—	—
Construction	—	20	—	28	—
Commercial business loans	—	—	—	—	25
Consumer loans	1	2	2	—	1
Total recoveries	996	929	762	375	27

Charge-offs:
Mortgage loans:
Single-family	(552)	(965)	(5,136)	(13,869)	(17,996)
Multi-family	(4)	(1,762)	(244)	(541)	(205)
Commercial real estate	(73)	—	(265)	(49)	—
Construction	—	—	—	—	(298)
Other	—	—	(159)	(400)	—
Commercial business loans	—	(9)	—	(261)	—
Consumer loans	—	(4)	(7)	(31)	(12)
Total charge-offs	(629)	(2,740)	(5,811)	(15,151)	(18,511)

Net recoveries (charge-offs)	367	(1,811)	(5,049)	(14,776)	(18,484)
Allowance at end of period	$8,724	$9,744	$14,935	$21,483	$30,482

Allowance for loan losses as a percentage of gross loans held for investment	1.06%	1.25%	1.96%	2.63%	3.34%

Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period	(0.04)%	0.21%	0.51%	1.38%	1.67%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	59.77%	55.73%	58.77%	52.45%	59.49%

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

	At June 30,
	2015		2014		2013		2012		2011
(Dollars In Thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Mortgage loans:
Single-family	$5,280	44.47%	$5,476	48.43%	$9,062	53.09%	$15,933	53.78%	$24,215	54.32%
Multi-family	2,616	42.17	3,142	38.60	4,689	34.45	3,551	34.08	3,391	33.53
Commercial real estate	734	12.26	989	12.40	1,053	12.14	1,810	11.67	2,027	11.40
Construction	42	0.99	35	0.37	—	0.04	—	—	—	—
Other	—		—		—	—	7	0.09	325	0.17
Commercial business loans	43	0.08	92	0.16	119	0.22	169	0.32	508	0.50
Consumer loans	9	0.03	10	0.04	12	0.06	13	0.06	16	0.08
Total allowance for loan losses	$8,724	100.00%	$9,744	100.00%	$14,935	100.00%	$21,483	100.00%	$30,482	100.00%

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

At June 30, 2015 and 2014, the Bank’s investment securities portfolio was $15.0 million and $17.1 million, respectively, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as held to maturity and available for sale.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2015			2014			2013
(Dollars In Thousands)	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent

Held to maturity securities:
Certificates of deposits	$800	$800	5.35%	$800	$800	4.67%	$—	$—	—%
Total investment securities - held to maturity	$800	$800	5.35%	$800	$800	4.67%	$—	$—	—%

Available for sale securities:
U.S. government agency MBS(1)	$7,613	$7,906	52.84%	$8,772	$9,109	53.12%	$10,361	$10,816	55.44%
U.S. government sponsored enterprise MBS(1)	5,083	5,387	36.01	6,128	6,385	37.24	7,255	7,675	39.34
Private issue CMO(2)	708	717	4.79	841	853	4.97	1,036	1,019	5.22
Common stock(3)	250	151	1.01	—	—	—	—	—	—
Total investment securities - available for sale	$13,654	$14,161	94.65%	$15,741	$16,347	95.33%	$18,652	$19,510	100.00%
Total investment securities	$14,454	$14,961	100.00%	$16,541	$17,147	100.00%	$18,652	$19,510	100.00%

(1)	Mortgage-backed securities (“MBS”)

(2)	Collateralized mortgage obligations (“CMO”)

(3)	Common stock of a community development financial institution

As of June 30, 2015, the Bank held investments with an unrealized loss position of $99,000 for less than a 12-month period. There were no other than temporary impairments at June 30, 2015.

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Common stock(1)	$151	$99	$—	$—	$151	$99
Total	$151	$99	$—	$—	$151	$99

(1)	Common stock of a community development financial institution

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2015:

	Due in One Year or Less		Due After One to Five Years		Due After Five to Ten Years		Due After Ten Years		No Stated Maturity		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
Certificates of deposits	$800	0.50%	$—	—%	$—	—%	$—	—%	$—	—%	$800	0.50%
Total investment securities held to maturity	$800	0.50%	$—	—%	$—	—%	$—	—%	$—	—%	$800	0.50%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$7,906	1.66%	$—	—%	$7,906	1.66%
U.S. government sponsored enterprise MBS	—	—%	—	—%	—	—%	5,387	2.40%	—	—%	5,387	2.40%
Private issue CMO	—	—%	—	—%	—	—%	717	2.49%	—	—%	717	2.49%
Common stock	—	—%	—	—%	—	—%	—	—%	151	—%	151	—%
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$14,010	1.99%	$151	—%	$14,161	1.97%
Total investment securities	$800	0.50%	$—	—%	$—	—%	$14,010	1.99%	$151	—%	$14,961	1.89%

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

The Bank generally offers time deposits for terms not exceeding seven years.  As illustrated in the following table, time deposits represented 37% of the Bank’s deposit portfolio at June 30, 2015, compared to 41% at June 30, 2014. As of June 30, 2015, total brokered deposits were $3.0 million with a weighted average interest rate of 3.76% with remaining maturities between one and four years.  At June 30, 2014, total brokered deposits were $3.0 million with a weighted average interest rate of 3.76% with remaining maturities between two and five years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2015:

Weighted Average Interest Rate	Term	Deposit Account Type	Minimum Amount	Balance (In Thousands)	Percentage of Total Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$67,538	7.31%
0.15%	N/A	Checking accounts – interest-bearing	$—	224,090	24.25
0.26%	N/A	Savings accounts	$10	255,090	27.60
0.31%	N/A	Money market accounts	$—	31,672	3.43

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	24	—
0.13%	31 to 90 days	Fixed-term, fixed rate	$1,000	5,581	0.60
0.14%	91 to 180 days	Fixed-term, fixed rate	$1,000	7,835	0.85
0.21%	181 to 365 days	Fixed-term, fixed rate	$1,000	40,163	4.35
0.69%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	111,899	12.11
1.01%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	30,450	3.30
1.51%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	146,671	15.87
3.72%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	3,073	0.33
0.50%				$924,086	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2015:

Maturity Period	Amount
(Dollars In Thousands)
Three months or less	$22,800
Over three to six months	24,647
Over six to twelve months	35,202
Over twelve months	91,912
Total	$174,561

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2015			2014
(Dollars In Thousands)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

Checking accounts – non interest-bearing	$67,538	7.31%	$8,884	$58,654	6.53%	$819
Checking accounts – interest-bearing	224,090	24.25	21,321	202,769	22.58	(4,015)
Savings accounts	255,090	27.60	15,661	239,429	26.67	9,650
Money market accounts	31,672	3.43	5,547	26,125	2.91	(274)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	174,005	18.83	486	173,519	19.32	(82,075)
Over one to two years	79,945	8.65	(24,097)	104,042	11.59	10,123
Over two to five years	91,746	9.93	(1,431)	93,177	10.38	42,044
Over five years	—	—	(155)	155	0.02	(1,412)
Total	$924,086	100.00%	$26,216	$897,870	100.00%	$(25,140)

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2015	2014	2013

Below 1.00%	$169,743	$204,788	$192,236
1.00 to 1.99%	160,218	120,709	131,140
2.00 to 2.99%	12,667	27,671	28,866
3.00 to 3.99%	3,068	17,725	38,695
4.00 to 4.99%	—	—	11,276
Total	$345,696	$370,893	$402,213

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2015 differentiated by interest rates and maturity:

(Dollars In Thousands)	One Year or Less	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Four Years	Total

Below 1.00%	$135,972	$30,904	$2,866	$1	$—	$169,743
1.00 to 1.99%	27,965	46,879	18,010	35,609	31,755	160,218
2.00 to 2.99%	8,567	2,161	87	995	857	12,667
3.00 to 3.99%	1,501	—	—	1,567	—	3,068
Total	$174,005	$79,944	$20,963	$38,172	$32,612	$345,696

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2015	2014	2013

Beginning balance	$897,870	$923,010	$961,411

Net deposits (withdrawals) before interest credited	21,455	(30,635)	(44,986)
Interest credited	4,761	5,495	6,585
Net increase (decrease) in deposits	26,216	(25,140)	(38,401)

Ending balance	$924,086	$897,870	$923,010

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2015 and 2014, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $767.3 million at June 30, 2015 as compared to $727.4 million at June 30, 2014.  In addition, the Bank pledged investment securities totaling $698,000 at June 30, 2015 as compared to $833,000 at June 30, 2014 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2015 and 2014, the Bank had $91.4 million and $41.4 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 2.78% and 3.18%, respectively.  At June 30, 2015, the outstanding borrowings mature between 2017 and 2025 with a weighted average maturity of 81 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2015 and 2014 was $7.0 million and $5.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both dates. For additional information, see Note 8 to the Corporation's audited financial statements included in Item 8 of this Form 10-K. As of June 30, 2015 and 2014, the remaining financing availability was $324.0 million and $344.8 million, respectively, with remaining available collateral of $587.9 million and $537.8 million, respectively. In addition, as of June 30, 2015 and 2014, the Bank had secured a discount window facility of $12.2 million and $14.4 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $13.0 million and $15.2 million, respectively.  The Bank also has a federal funds facility with its correspondent bank for $12.0 million which matures on June 30, 2016. As of June 30, 2015, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the year indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2015	2014	2013

Balance outstanding at the end of period:
FHLB – San Francisco advances	$91,367	$41,431	$106,491

Weighted average rate at the end of period:
FHLB – San Francisco advances	2.78%	3.18%	3.55%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$131,384	$81,486	$126,542

Average short-term borrowings during the period with respect to:(1)
FHLB – San Francisco advances	$6,800	$13,333	$61,667

Weighted average short-term borrowing rate during the period with respect to:(1)
FHLB – San Francisco advances	0.22%	3.14%	3.87%

(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $8.1 million with no excess investment at June 30, 2015, as compared to the required investment of $7.1 million and no excess investment at June 30, 2014.  During fiscal 2014 and 2013, the Bank received a partial redemption of the excess FHLB – San Francisco stock of $8.2 million and $7.0 million, respectively.  Also in fiscal 2015, 2014 and 2013, the Bank received cash dividends on the FHLB – San Francisco stock of $796,000, $793,000 and $438,000, respectively. The cash dividends on the FHLB - San Francisco stock received in fiscal 2015 include a $261,000 special cash dividend.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2015 and 2014.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2015 and 2014, the Bank’s investment in its subsidiaries was $72,000 and $88,000, respectively.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the Corporation’s and the Bank’s operations.  In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OCC, FDIC, Federal Reserve Board, the SEC and the Consumer Financial Protection Bureau ("CFPB"), as appropriate.  Any such legislation or regulatory changes could adversely affect the operations and financial condition of the Corporation and the Bank and no prediction can be made as to whether any such changes may occur.

The Dodd-Frank Act enacted in July 2010 has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision, the Bank’s former federal banking regulator. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB with respect to our compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to delay effective dates and/or rulemaking by the federal banking agencies. Their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Corporation, the Bank and the financial services industry more generally.

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

All savings institutions must pay assessments to the OCC, to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC annual assessment for the fiscal year ended June 30, 2015 was $263,000.

Federal law provides that federally chartered savings institutions are generally subject to the national bank limit on loans to one borrower.  A federally chartered savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  The Bank’s limit on loans to one borrower or group of related borrowers was $20.3 million and $22.3 million, at June 30, 2015 and 2014, respectively.  At June 30, 2015, the Bank’s largest lending relationship to a single borrower or group of borrowers were three multi-family loans totaling $8.4 million, which were performing according to their original payment terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2015 and 2014, the Bank had $91.4 million and $41.4 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $324.0 million and $393.8 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2015 and 2014, the Bank held $8.1 million and $7.1 million, respectively, which was in compliance with the requirement.  During fiscal 2015, there was no excess capital redemption, as compared to fiscal 2014 when the FHLB - San Francisco redeemed $8.2 million of the Bank's excess capital stock.  In fiscal 2015, 2014 and 2013, the FHLB – San Francisco distributed $796,000, $793,000 and $438,000 of cash dividends, respectively, to the Bank.  There is no guarantee that the FHLB – San Francisco will maintain its cash dividend and redemption of excess capital stock held by its members.

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

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020 with insured institutions with assets of $10 billion or more to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. No predictions can be made as to what assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  This payment is established quarterly and during the Financing Corporation's year ending March 31, 2015 averaged 6.13 basis points (annualized) of assessable assets. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  During fiscal 2015 and 2014, the Bank had been in compliance with the QTL tests as of each month end during the stated fiscal years.

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital. The regulations established minimum capital standards in 2014 of 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.

As required by the Dodd-Frank Act, in July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revises the comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies including the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

Effective January 1, 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank is now subject to the new capital requirements adopted by the OCC, while the Corporation is subject to the same capital requirements adopted by the Federal Reserve Board. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

In addition to the new capital requirements there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital subject to a transition period ending December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of our asset size, we were given a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We elected to exercise this option in to opt-out in order to reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weightings of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

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

Under the new capital regulations, the minimum capital ratios applicable to the Bank are: (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Prompt Corrective Action. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OCC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At June 30, 2015, the Bank’s capital ratios met the new regulatory capital requirements described above and the additional requirements imposed by the OCC to be considered as "well capitalized."

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

Capital Requirements. Effective on January 1, 2015, the Corporation became subject to regulatory capital requirements adopted by the Federal Reserve Board, which generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit the ability of the Corporation to pay dividends to its stockholders or repurchase its shares. For a description of the new capital regulations, see “Federal Regulation of Savings Institutions - Capital Requirements” above.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that discussed above under “Federal Regulation of Savings Institutions - Capital Requirements." In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2015, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2015, the Bank declared and paid $25.0 million of cash dividends to the Corporation while the Corporation declared and paid $4.1 million of cash dividends to shareholders.

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

Tax Effect from Stock-Based Compensation.  During fiscal 2015, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors. There were 65,000 restricted stock distributed to employees and 30,218 options to purchase shares of the Corporation’s common stock exercised as non-qualified stock options during fiscal 2015.  As a result, there was a $81,000 federal tax benefit effect from stock-based compensation in fiscal 2015.

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

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2015 and 2014, the Corporation’s net state tax rate was 7.3% and 7.0%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  During fiscal 2014, the California Franchise Tax Board completed their review of fiscal years 2010 and 2009; and the Corporation paid an additional $36,000 for fiscal 2010 income taxes.  There was a $25,000 state tax benefit effect from stock-based compensation in fiscal 2014, as described above in the section entitled "Federal Taxation ."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  In fiscal 2015, 2014 and 2013, the Corporation paid annual franchise taxes of $180,000 for each year.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	67	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Richard L. Gale	64	—	Senior Vice President
			Provident Bank Mortgage

Donavon P. Ternes	55	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	56	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	49	—	Senior Vice President
			Retail Banking

(1)	As of June 30, 2015.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank.  There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974, has held his positions at the Bank since 1991 and Chairman and Chief Executive Officer of the Corporation since its formation in 1996.  Mr. Blunden also serves on the Board of Directors of the FHLB – San Francisco, the California Bankers Association and is past Chairman of the Board of the Greater Riverside Chamber of Commerce.

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

As of June 30, 2015, approximately 79% of our real estate loans were secured by collateral and made to borrowers located in Southern California. Adverse economic conditions in Southern California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and previous strains in the financial and housing markets had resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

▪	an increase in loan delinquencies, problem assets and foreclosures;

▪	the slowing of sales of foreclosed assets;

▪	a decline in demand for our products and services;

▪	a decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans;

▪	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

▪	a decrease in the amount of our low cost or non interest-bearing deposits.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2015, $366.0 million, or 44.5% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values since their high levels in 2006 as a result of the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans. Economic weakness and the associated elevated unemployment rates, may result in relatively high loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in our deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

During the fiscal years ended June 30, 2015 and 2014, we originated $2.52 billion and $1.99 billion, respectively, in single-family residential loans. We historically sell the vast majority of the single-family residential loans we originate and purchase and retain the remaining single-family residential loans as held for investment. As a result of our current focus on managing our asset quality, single-family loans originated and purchased for investment were $41.6 million and $24.7 million during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines. In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan. Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC). Including these low FICO score loans, as of June 30, 2015, our single-family residential borrowers had a weighted average FICO score of 732 at the time of loan origination.

As of June 30, 2015, these non-traditional loans totaled $243.6 million, comprising 66.7% of total single-family residential loans held for investment and 29.7% of total loans held for investment. At that date, interest-only loans totaled $152.6 million, stated income loans totaled $156.9 million, negative amortization loans totaled $3.2 million, more than 30-year amortization loans totaled $13.5 million, and low FICO score loans totaled $12.0 million (the outstanding balances described may overlap more than one category). In the case of interest-only loans, a borrower's monthly payment is subject to change when the loan converts to fully-amortizing status. Of the $152.6 million of interest-only loans, $72.8 million begin to fully amortize within one year and $78.9 million begin to fully amortize after one to five years. Since the borrower's monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion. Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-amortizing status. At June 30, 2015, $4.4 million of our interest-only single-family residential loans were non-performing and $1.0 million were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan. The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment. At June 30, 2015, $6.4 million of our stated income single-family residential loans were non-performing and $393,000 were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations. At June 30, 2015, $228,000 of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments from the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation. As of June 30, 2015, the Bank had $3.2 million of single-family loans which permitted negative amortization as compared to $3.7 million of single-family loans at June 30, 2014.

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

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2015, we had $447.9 million or 54.4% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment. In addition, as of June 30, 2015, the Bank had $10.9 million in negative amortization multi-family and commercial real estate mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $19.6 million at June 30, 2014. Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.

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

We reported net income of $9.8 million, $6.6 million and $25.8 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Several factors affecting our business can cause significant variations in our quarterly and annual results of operations. In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans. If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period could decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses. Further, our single-family residential loan portfolio, which comprised 44.5% of our total loan portfolio at June 30, 2015, is concentrated in non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. For additional information, see “Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2015, 2014 and 2013, our non-performing assets (which consist of non-accrual loans and real estate owned (“REO”) were $16.3 million, $18.4 million and $24.0 million, respectively, or 1.4%, 1.7% and 2.0% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

▪
we record interest income only on a cash basis for non-accrual loans except for non-performing loans under the cost recovery method where interest is applied to the principal of the loan as a recovery of the charge-offs, if any, and we do not record interest income for REO;

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

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2015, 2014 and 2013, the Bank repurchased $1.6 million, $437,000 and $1.4 million of single-family loans, respectively. However, many additional repurchase requests were settled during the periods, that did not result in the repurchase of the loan itself. Aggregate payments of $22,000, $666,000 and $5.6 million were made for loan repurchase settlements in fiscal 2015, 2014 and 2013, respectively. The loan repurchase settlement in fiscal 2013 was due primarily to a global settlement with the Bank’s largest legacy loan investor, which eliminated all past, current and future repurchase claims from this particular investor.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term time deposits and other deposits yielding no or a relatively low rate of interest. At June 30, 2015, we had $174.0 million in time deposits that mature within one year and $578.4 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial majority of our single family residential mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, and could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

Our assets as of June 30, 2015 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2015, the net deferred tax asset was approximately $5.6 million, unchanged from prior fiscal year end. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes.

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

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2015 is fully realizable based on our expected future earnings; however, we will not know the impact of the recent ownership change until we complete our fiscal 2015 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2015, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $5.4 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 15 retail banking offices, 14 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley (2), Hemet, Sun City, Rancho Mirage, Corona, Temecula, La Quinta and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns seven of the retail banking offices and has eight leased retail banking offices.  The leases expire from 2015 to 2020.  The Bank also leases 14 stand-alone loan production offices, which are located in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Pleasanton, Rancho Cucamonga (2), Riverside (2), Roseville, Santa Barbara and Westlake Village, California.  The leases expire from 2015 to 2019.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Bank's business.

On December 17, 2012, a lawsuit was filed against the Bank claiming damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-exempt, resulting in a failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting penalties and to provide accurate wage statements. The plaintiffs seek unspecified monetary relief. The Bank believes that there are substantial defenses to this lawsuit and has, and will continue to, defend vigorously. As of June 30, 2015, the Bank has a $275,000 litigation reserve in the event the Bank is subjected to an unfavorable litigation result. The litigation reserve was established based upon a settlement offer made by the Bank to the plaintiffs during mediation. On August 12, 2015, the court issued an order denying the plaintiffs' motion for summary judgment and granting the Bank's motion for summary judgment affirming that the plaintiffs were properly classified as exempt employees and denying both federal and California claims. On August 18, 2015, the plaintiffs filed an appeal to the order.

The Bank is not a party to any other pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations and cash flows of the Bank.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years by quarter.  As of June 30, 2015, there were approximately 314 stockholders of record.

	First (Ended September 30)	Second (Ended December 31)	Third (Ended March 31)	Fourth (Ended June 30)

2015 Quarters:
High	$15.35	$15.53	$16.44	$18.44
Low	$14.04	$14.10	$14.91	$15.81

2014 Quarters:
High	$18.62	$17.30	$16.18	$15.58
Low	$15.83	$14.12	$14.20	$13.75

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends paid for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were $0.11 per share for each quarter, while $0.12 per share was paid for the quarter ended June 30, 2015.  By comparison, quarterly dividends paid for the quarters ended September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 were $0.10 per share for each quarter.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file a notice and receive the non-objection of the Federal Reserve Board prior to paying any dividends or making any capital distributions to the Corporation.  In fiscal 2015 and 2014, the Bank declared and paid cash dividends of $25.0 million and $27.5 million, respectively, to the Corporation. For additional information, see Item 1, "Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” and Item 1A., “Risk Factors - The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain" in this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board's approved stock repurchase plans. During fiscal 2015, the Corporation repurchased 784,906 shares under the May 2014, October 2014 and April 2015 stock repurchase programs with an average cost of $15.93 per share.  The May 2014 program authorized the repurchase of up to 5% of outstanding shares, or 476,960 shares. As of the beginning of fiscal 2015, the remaining authorized shares available for repurchase were 250,027 shares. The October 2014 program authorized the repurchase of up to 5% of outstanding shares, or 453,212 shares; and the April 2015 program authorized the repurchase of up to 5% of outstanding shares, or 430,651 shares. The May 2014 program was completed in December 2014; and the October 2014 program was completed in June 2015.  As of June 30, 2015, a total of 81,667 shares have been purchased under the April 2015 stock repurchase program, or 19% of the shares authorized, leaving 348,984 shares available for future purchases. During fiscal 2015, the Corporation also repurchased 10,256 shares of distributed restricted stock to cover employees' withholding tax obligations at an average cost of $17.49 per share, while in fiscal 2014 the Corporation did not repurchase any restricted stock.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2015 – April 30, 2015	2,400	$16.82	2,400	103,499
May 1, 2015 – May 31, 2015	69,700	$16.87	69,700	33,799
June 1, 2015 – June 30, 2015	125,722	$17.69	115,466	348,984
Total	197,822	$17.39	187,566	348,984

(1)
On April 28, 2015, the Corporation announced a new stock repurchase plan to repurchase up to 430,651 shares, which was effective upon the completion of the October 2014 Plan in June 2015 which expires on April 28, 2016.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015
PROV	$100.00	$167.87	$245.21	$343.07	$322.43	$382.15
NASDAQ Stock Index	$100.00	$130.96	$136.67	$165.91	$207.62	$222.44
NASDAQ Bank Index	$100.00	$102.05	$98.10	$135.66	$160.54	$180.98

* Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2010 and that all dividends were reinvested.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the Federal Reserve Board ("FRB") or of the Bank by the Office of the Comptroller of the Currency ("OCC') or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC. These developments could have an adverse impact on our financial position and our results of operations.  Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At June 30, 2015, the Corporation had total assets of $1.17 billion, total deposits of $924.1 million and total stockholders’ equity of $141.1 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California.  The Bank is regulated by the OCC, its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits.  The Bank’s deposits are federally insured up to applicable limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank System since 1956.

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 13 retail loan production offices in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Riverside (3), Roseville, Santa Barbara and Westlake Village, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On April 28, 2015, the Corporation declared a quarterly cash dividend of $0.12 per share, reflecting a 9% increase from $0.11 per share paid on March 12, 2015. The Corporation’s shareholders of record at the close of business on May 19, 2015 received the cash dividend, which was paid on June 9, 2015.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Non-performing loans are charged-off to their fair values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For restructured loans, the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying ASC 310.  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass and, containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value and if the fair value is higher than the individual loan balance, no allowance is required.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at June 30, 2015 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(Dollars In Thousands)	Less than 1 year	1 year to less than 3 years	3 year to 5 years	Over 5 years	Total
Operating obligations	$2,107	$2,419	$797	$37	$5,360
Pension benefits	228	456	456	6,902	8,042
Time deposits	176,460	104,520	72,035	—	353,015
FHLB – San Francisco advances	2,539	15,001	14,306	76,284	108,130
FHLB – San Francisco letter of credit	7,000	—	—	—	7,000
FHLB – San Francisco MPF credit enhancement(1)	28	56	56	2,349	2,489
Total	$188,362	$122,452	$87,650	$85,572	$484,036

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance program.  As of June 30, 2015, the Bank serviced $28.2 million of loans under this program.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to investors, TBA MBS trades and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2015 and 2014, these commitments were $144.3 million and $134.8 million, respectively.

Comparison of Financial Condition at June 30, 2015 and 2014

Total assets increased $68.9 million, or 6%, to $1.17 billion at June 30, 2015 from $1.11 billion at June 30, 2014.  The increase was primarily attributable to increases in loans held for sale and loans held for investment, partly offset by a decrease in cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $37.5 million, or 32%, to $81.4 million at June 30, 2015 from $118.9 million at June 30, 2014.  The decrease was primarily attributable to the utilization of excess liquidity to fund loans held for sale and loans held for investment.  The relatively high balance of cash and cash equivalents at June 30, 2015 was due to slower improvements in the general economic conditions and is consistent with the Corporation’s strategy of managing credit and liquidity risk.

Total investment securities decreased $2.1 million, or 12%, to $15.0 million at June 30, 2015 from $17.1 million at June 30, 2014.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by the investment of $250,000 in common stock of a community development financial institution for Community Reinvestment Act ("CRA") credit.  For further analysis on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment increased $42.1 million, or 5%, to $814.2 million at June 30, 2015 from $772.1 million at June 30, 2014.  In fiscal 2015, the Corporation originated $158.5 million of loans held for investment, consisting primarily of multi-family, single-family and commercial real estate loans, compared to $167.3 million, primarily in multi-family, commercial real estate and single-family loans, for the same period last year.  In addition, the Corporation purchased $16.3 million of multi-family loans and $303,000 of single-family loans to be held for investment in fiscal 2015, compared to $707,000 of purchased single-family loans to be held for investment in fiscal 2014. Total loan principal payments in fiscal 2015 were $134.2 million, a 10% decrease from $148.7 million in fiscal 2014.  In addition, real estate owned acquired in the settlement of loans in fiscal 2015 was $3.0 million, a 37% decline from $4.8 million in fiscal 2014.  The balance of preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans) increased 13% to $453.4 million at June 30, 2015 from $401.0 million at June 30, 2014, and represented 55% of loans held for investment at both dates.  The balance of single-family loans held for investment decreased $11.8 million, or 3%, to $366.0 million at June 30, 2015, from $377.8 million at June 30, 2014.

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2015 and 2014, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2015

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$108,490	30%	$194,321	53%	$60,586	16%	$2,564	1%	$365,961	100%
Multi-family	72,758	21%	181,130	52%	90,214	26%	2,918	1%	347,020	100%
Commercial real estate	41,991	42%	42,856	42%	16,050	16%	—	—%	100,897	100%
Construction	1,095	13%	5,320	65%	1,776	22%	—	—%	8,191	100%
Total	$224,334	27%	$423,627	52%	$168,626	20%	$5,482	1%	$822,069	100%

(1)	Other than the Inland Empire.

As of June 30, 2014

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$111,412	30%	$201,432	53%	$62,168	16%	$2,985	1%	$377,997	100%
Multi-family	62,614	21%	156,242	52%	79,065	26%	3,290	1%	301,211	100%
Commercial real estate	45,352	47%	42,296	44%	9,155	9%	—	—%	96,803	100%
Other	1,500	52%	—	—%	1,369	48%	—	—%	2,869	100%
Total	$220,878	28%	$399,970	51%	$151,757	20%	$6,275	1%	$778,880	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $65.8 million, or 41%, to $224.7 million at June 30, 2015 from $158.9 million at June 30, 2014.  The increase was primarily due to a higher volume of loans originated for sale and the timing difference between loan fundings and loan sale settlements. The higher volume of loans originated for sale was due primarily to the increase in refinance activity triggered by the decrease in mortgage interest rates during fiscal 2015.

FHLB - San Francisco stock increased $1.0 million, or 14%, to $8.1 million at June 30, 2015 from $7.1 million at June 30, 2014, due to the increase in borrowings which required additional stock holdings.

Total deposits increased $26.2 million, or 3%, to $924.1 million at June 30, 2015 from $879.9 million at June 30, 2014.  Transaction accounts increased $51.4 million, or 10%, to $578.4 million at June 30, 2015 from $527.0 million at June 30, 2014; while time deposits decreased $25.2 million, or 7%, to $345.7 million at June 30, 2015 from $370.9 million at June 30, 2014.  The increase in transaction accounts as compared to the decrease in time deposits was primarily attributable to the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, increased $50.0 million, or 121%, to $91.4 million at June 30, 2015 from $41.4 million at June 30, 2014, primarily due to new long-terms advanced totaling $50.0 million during fiscal 2015.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 81 months at June 30, 2015, up from 66 months at June 30, 2014.

Total stockholders’ equity decreased $4.8 million, or 3%, to $141.1 million at June 30, 2015, from $145.9 million at June 30, 2014, primarily as a result of stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid, partly offset by net income.

Comparison of Operating Results for the Years Ended June 30, 2015 and 2014

General. The Corporation recorded net income of $9.8 million, or $1.07 per diluted share, for the fiscal year ended June 30, 2015, as compared to net income of $6.6 million, or $0.65 per diluted share, for the fiscal year ended June 30, 2014. The $3.2 million increase in net income in fiscal 2015 was primarily attributable to an $8.7 million increase in non-interest income, partly offset by a $3.8 million increase in non-interest expense, a $2.3 million increase in the provision for income taxes and a $2.0 million decrease in the recovery from the allowance for loan losses. The increase in non-interest income and non-interest expense are both attributable to an increase in mortgage banking loan production. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 79% in fiscal 2015 from 87% in fiscal 2014. Return on average assets in fiscal 2015 increased to 0.87% from 0.58% in fiscal 2014 and return on average stockholders' equity in fiscal 2015 increased to 6.81% from 4.31% in fiscal 2014.

Net Interest Income. Net interest income increased $2.6 million, or 8%, to $33.3 million in fiscal 2015 from $30.7 million in fiscal 2014. This increase resulted principally from an increase in the net interest margin, partly offset by a slight decrease in the average balance of earning assets. The net interest margin increased 24 basis points to 3.03% in fiscal 2015 from 2.79% in fiscal 2014. The average balance of earning assets decreased $5.2 million to $1.10 billion in fiscal 2015 from a similar balance of average earnings assets in fiscal 2014.

Interest Income. Interest income increased $1.6 million, or 4%, to $39.7 million for fiscal 2015 from $38.1 million for fiscal 2014. The increase in interest income was primarily a result of an increase in the average yield of earning assets, partly offset by a decrease in the average balance. The average yield on earning assets increased 17 basis points to 3.62% in fiscal 2015 from 3.45% in fiscal 2014. The increase in the average yield on earning assets was the result of the utilization of excess liquidity deployed into loans held for investment and loans held for sale as well as a higher yield on FHLB - San Francisco stock.

Loan interest income increased $1.9 million, or 5%, to $38.3 million in fiscal 2015 from $36.4 million in fiscal 2014. This increase was attributable to a higher average loan balance, partly offset by a lower average loan yield. The average balance of loans receivable, consisting of loans held for investment and loans held for sale, increased $90.1 million, or 10%, to $965.0 million during fiscal 2015 from $874.9 million during fiscal 2014. The average loan yield during fiscal 2015 decreased 19 basis points to 3.97% from 4.16% during fiscal 2014. The decrease in the average loan yield was primarily attributable to payoffs of loans which had a higher yield than the average yield of loans held for investment and adjustable-rate loans repricing to lower interest rates. The average balance of loans held for sale increased $50.4 million, or 43%, to $168.2 million for fiscal 2015 from $117.8 million in fiscal 2014 while the average loan yield decreased 39 basis points to 3.77% in fiscal 2015 from 4.16% in fiscal 2014.

Interest income from investment securities decreased $52,000, or 15%, to $287,000 in fiscal 2015 from $339,000 in fiscal 2014. This decrease was primarily a result of a decrease in the average balance and, to a lesser extent, a decrease in the average yield. The average balance of investment securities decreased $1.7 million, or 9%, to $16.2 million in fiscal 2015 from $17.9 million in fiscal 2014 as a result of principal payments received. During fiscal 2015, the Bank invested $250,000 in the common stock of a community development financial institution for CRA credit and reinvested matured time deposits, but did not purchase or sell any other investment securities. The average yield on the investment securities decreased 12 basis points to 1.77% during fiscal 2015 from 1.89% during fiscal 2014. The decrease in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to lower interest rates.

During fiscal 2015, the Bank received $796,000 of cash dividends from its FHLB - San Francisco stock, up $3,000 from $793,000 of cash dividends received in fiscal 2014. The increase in cash dividends was due primarily to a $261,000 special cash dividend in fiscal 2015 as compared to the prior year, partly offset by a lower average stock balance. The average balance of FHLB stock decreased by $3.9 million, or 35%, to $7.3 million in fiscal 2015 from $11.2 million in fiscal 2014. As a result, the average yield increased by 385 basis points to 10.91% in fiscal 2015 from 7.06% in fiscal 2014.

Interest income from interest-earning deposits decreased $227,000, or 45%, to $276,000 in fiscal 2015 from $503,000 in fiscal 2014, due to a lower average cash balance deposited at the Federal Reserve Bank of San Francisco with a nominal yield of 25 basis points for both periods. The average balance of interest-earning deposits decreased by $89.7 million, or 45%, to $109.0 million in fiscal 2015 from $198.7 million in fiscal 2014.

Interest Expense. Total interest expense for fiscal 2015 was $6.4 million as compared to $7.3 million for fiscal 2014, a decrease of $915,000, or 12%. This decrease was primarily attributable to a decrease in the average cost. The average cost of interest-bearing liabilities was 0.66% during fiscal 2015, down 10 basis points from 0.76% during fiscal 2014. The decline in the average cost of liabilities was primarily due to a lower average cost of borrowings and, to a lesser extent, a lower average cost of deposits, primarily time deposits. The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased slightly to $971.1 million during fiscal 2015 as compared to $971.3 million during fiscal 2014. The decrease of the average balance was attributable to a decline in deposits, partly offset by an increase in borrowings.

Interest expense on deposits for fiscal 2015 was $4.8 million as compared to $5.5 million for the same period of fiscal 2014, a decrease of $734,000, or 13%. The decrease in interest expense on deposits was attributable primarily to a lower average cost, and, to a lesser extent, a decrease in the average balance of time deposits. The average cost of deposits decreased to 0.52% in fiscal 2015 from 0.60% during fiscal 2014, a decrease of eight basis points. The average cost of time deposits in fiscal 2015 was 1.03%, down 13 basis points, from 1.16% in fiscal 2014, while the average cost of transaction accounts in fiscal 2015 remained unchanged at 0.19%, as compared to fiscal 2014. The average balance of deposits decreased $4.1 million to $910.1 million during fiscal 2015 from $914.2 million during fiscal 2014. The average balance of time deposits decreased by $27.8 million, or 7%, to $359.0 million in fiscal 2015 from $386.8 million in fiscal 2014. The decrease in the average balance of time deposits was partly offset by an increase in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts increased $23.7 million, or 4%, to $551.1 million in fiscal 2015 from $527.4 million in fiscal 2014.

Interest expense on borrowings, solely FHLB - San Francisco advances, for fiscal 2015 decreased $181,000, or 10%, to $1.7 million from $1.8 million for fiscal 2014. The decrease in interest expense on borrowings was due primarily to a lower average cost, partly offset by a higher average balance. The average cost of borrowings decreased to 2.72% in fiscal 2015 from 3.22% in fiscal 2014, a decrease of 50 basis points, resulting primarily from the scheduled maturities during fiscal 2014 of borrowings with higher interest rates than the average cost and the utilization of overnight borrowings during fiscal 2015 at much lower interest rates. The average balance of borrowings increased $4.0 million, or 7%, to $61.1 million during fiscal 2015 from $57.1 million during fiscal 2014.

Provision (Recovery) for Loan Losses. During fiscal 2015, the Corporation recorded a recovery from the allowance for loan losses of $1.4 million, as compared to a $3.4 million recovery from the allowance for loan losses during fiscal 2014. The allowance for loan losses declined to $8.7 million at June 30, 2015 from $9.7 million at June 30, 2014, which reflected the improving quality of loans held for investment as described below.

Non-performing assets (net of the collectively evaluated allowance and individually evaluated allowance), with underlying collateral primarily located in Southern California, decreased to $16.3 million, or 1.39% of total assets, at June 30, 2015, compared to $18.4 million, or 1.66% of total assets, at June 30, 2014. The non-performing assets at June 30, 2015 were primarily comprised of 34 single-family loans ($9.9 million); four multi-family loans ($2.2 million); five commercial real estate loans ($1.7 million); one commercial business loan ($89,000); and real estate owned comprised of one commercial real estate property ($2.0 million) and two single-family properties ($432,000) acquired in the settlement of loans. As of June 30, 2015, 63%, or $8.8 million of non-performing loans have a current payment status. Net recoveries in fiscal 2015 were $367,000 or 0.04% of average loans receivable, compared to net charge-offs of $1.8 million or 0.21% of average loans receivable in fiscal 2014.

Classified assets at June 30, 2015 were $31.1 million, comprised of $8.2 million in the special mention category, $20.5 million in the substandard category and $2.4 million in real estate owned. Classified assets at June 30, 2014 were $37.9 million, comprised of $9.4 million in the special mention category, $26.0 million in the substandard category and $2.5 million in real estate owned. Classified assets decreased at June 30, 2015 from the June 30, 2014 level primarily as a result of improvements in credit quality and stabilization of the real estate market. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

In fiscal 2015, there were no loans that were modified from their original terms in fiscal 2015. This compares to one loan for $221,000 that was modified from its original terms, was re-underwritten and was identified in the Corporation's asset quality reports as a restructured loan in fiscal 2014. This loan subsequently paid off in fiscal 2014. As of June 30, 2015, the outstanding balance of restructured loans was $6.6 million: two loans were classified as special mention and remained on accrual status ($989,000); and 16 loans were classified as substandard ($5.6 million, all on non-accrual status). As of June 30, 2015, 74%, or $4.9 million of the restructured loans have a current payment status, consistent with their modified payment terms.

The allowance for loan losses was $8.7 million at June 30, 2015, or 1.06% of gross loans held for investment, compared to $9.7 million, or 1.25% of gross loans held for investment at June 30, 2014. The allowance for loan losses at June 30, 2015 includes $98,000 of individually evaluated allowances, compared to $41,000 of individually evaluated allowances at June 30, 2014. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2015. For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

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

Non-Interest Income. Total non-interest income increased $8.7 million, or 27%, to $40.4 million in fiscal 2015 from $31.7 million in fiscal 2014. The increase was primarily attributable to an increase in the gain on sale of loans.

The gain on sale of loans increased $8.4 million, or 33%, to $34.2 million for fiscal 2015 from $25.8 million in fiscal 2014. The increase was a result of a higher volume of loans originated for sale, partly offset by a slightly lower average loan sale margin. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $2.49 billion in fiscal 2015 as compared to $1.84 billion in fiscal 2014, up $643.2 million or 35%. The increase in the loan sale volume in fiscal 2015 was attributable to a decrease in mortgage rates which triggered increased refinance activity. The average loan sale margin for PBM during fiscal 2015 was 1.37% as compared to 1.38% in fiscal 2014, a decrease of one basis point. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net loss of $186,000 in fiscal 2015, as compared to a favorable fair-value adjustment that amounted to a net gain of $2.5 million in fiscal 2014. The gain on sale of loans in fiscal 2015 also includes an $86,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $469,000 recourse reserve recovery on loans sold in fiscal 2014.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net gain of $282,000 in fiscal 2015, as compared to a net gain of $18,000 in fiscal 2014. The net gain in fiscal 2015 was comprised of a $468,000 net gain on the sale of 10 real estate owned properties and a $10,000 recovery from the loss reserve on real estate owned, partly offset by the net operating expenses of $196,000. The net gain in fiscal 2014 was comprised of a $288,000 net gain on the sale of 15 real estate owned properties and a $25,000 recovery from the loss reserve on real estate owned, partly offset by the net operating expenses of $295,000.

Non-Interest Expense. Total non-interest expense in fiscal 2015 was $58.0 million, an increase of $3.8 million, or 7%, as compared to $54.2 million in fiscal 2014. The increase in non-interest expense was primarily the result of increases in incentive compensation and other operating expenses related to the improvement in mortgage banking operations resulting in higher variable expenses.

Salaries and employee benefits increased $3.6 million, or 9%, to $41.6 million in fiscal 2015 from $38.0 million in fiscal 2014. The increase in salaries and employee benefits was primarily due to higher PBM incentive compensation resulting primarily from higher loan originations in fiscal 2015. PBM loan originations were $2.52 billion in fiscal 2015 as compared to $1.99 billion in fiscal 2014, up $524.6 million, or 26%. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salaries and employee benefits.

Premises and occupancy expenses, professional expenses and deposit insurance premiums and regulatory assessments increased $574,000, or 8%, to $7.8 million in fiscal 2015 from $7.2 million in fiscal 2014; while equipment expense, sales and marketing expense and other operating expenses decreased $347,000, or 4%, to $8.5 million in fiscal 2015 from $8.9 million in fiscal 2014.

Income Taxes. The provision for income taxes was $7.3 million for fiscal 2015, representing an effective tax rate of 42.6%, as compared to $5.0 million in fiscal 2014, representing an effective tax rate of 43.1%. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended June 30, 2014 and 2013

General. The Corporation recorded net income of $6.6 million, or $0.65 per diluted share, for the fiscal year ended June 30, 2014, as compared to net income of $25.8 million, or $2.38 per diluted share, for the fiscal year ended June 30, 2013. The $19.2 million decrease in net income in fiscal 2014 was primarily attributable to a $43.5 million decrease in non-interest income, partly offset by a $13.1 million decrease in non-interest expense and a $11.9 million decrease in the provision for income taxes. The decrease in non-interest income and non-interest expense were both attributable to a decrease in mortgage banking loan production. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 87% in fiscal 2014 from 62% in fiscal 2013. Return on average assets in fiscal 2014 decreased to 0.58% from 2.09% in fiscal 2013 and return on average equity in fiscal 2014 decreased to 4.31% from 16.80% in fiscal 2013.

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

Interest Income. Interest income decreased $6.1 million, or 14%, to $38.1 million for fiscal 2014 from $44.2 million for fiscal 2013. The decrease in interest income was primarily a result of decreases in the average yield of earning assets and the average balance. The average yield on earning assets decreased 26 basis points to 3.45% in fiscal 2014 from 3.71% in fiscal 2013. The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable and investment securities during fiscal 2014 due to the downward repricing of loans and investment securities to lower current market interest rates, partly offset by an increase in the cash dividend yield from the FHLB - San Francisco stock. The decrease in average earning assets was primarily attributable to the decrease in loans receivable and to a lesser extent, investment securities and FHLB - San Francisco stock, partly offset by the increase in the average balance of interest earning deposits. The decline in average earning assets was primarily due to the current weakness in general economic conditions and is consistent with the Corporation's strategy of managing credit and liquidity risk.

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

In fiscal 2014, there was one loan for $221,000 that was modified from its original terms, was re-underwritten and was identified in the Corporation's asset quality reports as a restructured loan in fiscal 2014 and the loan subsequently paid off in fiscal 2014. This compares to no loans that were modified from their original terms in fiscal 2013. As of June 30, 2014, the outstanding balance of restructured loans was $6.0 million: one loan was classified as special mention and remained on accrual status ($343,000); and 16 loans were classified as substandard ($5.6 million, all on non-accrual status). As of June 30, 2014, 62%, or $3.7 million of the restructured loans have a current payment status, consistent with their modified terms.

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

The gain on sale of loans decreased $42.7 million, or 62%, to $25.8 million for fiscal 2014 from $68.5 million in fiscal 2013. The decrease was a result of a lower volume of loans originated for sale and a lower average loan sale margin. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $1.84 billion in fiscal 2014 as compared to $3.53 billion in fiscal 2013, down $1.69 billion or 48%. The decrease in the loan sale volume in fiscal 2014 was attributable to an increase in mortgage rates, although historically mortgage rates remain relatively low. The average loan sale margin for PBM during fiscal 2014 was 1.38% as compared to 1.94% in fiscal 2013, a decrease of 56 basis points. The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net gain of $2.5 million in fiscal 2014, as compared to an unfavorable fair-value adjustment that amounted to a net loss of $8.0 million in fiscal 2013. The gain on sale of loans in fiscal 2014 also includes a $469,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $1.7 million recourse reserve provision on loans sold in fiscal 2013. The recourse reserve provision on loans sold in fiscal 2013 was due primarily to the accrual for the global settlement with the Bank’s largest legacy loan investor.

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

Salaries and employee benefits decreased $12.4 million, or 25%, to $38.0 million in fiscal 2014 from $50.4 million in fiscal 2013. The decrease in salaries and employee benefits was primarily due to lower PBM incentive compensation resulting primarily from lower loan originations in fiscal 2014. PBM loan originations were $1.99 billion in fiscal 2014 as compared to $3.51 billion in fiscal 2013, down $1.52 billion, or 43%. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salaries and employee benefits.

Other operating expenses, including premises and occupancy, equipment expense, professional expenses, sales and marketing expenses and deposit insurance premiums and regulatory assessments, decreased $769,000, or 5%, to $16.1 million in fiscal 2014 from $16.9 million in fiscal 2013. The decrease was due primarily to lower PBM loan production related costs.

Income Taxes. The provision for income taxes was $5.0 million for fiscal 2014, representing an effective tax rate of 43.1%, as compared to $16.9 million in fiscal 2013, representing an effective tax rate of 39.6%. The income tax provision in fiscal 2013 includes a $1.1 million net tax recovery from prior period adjustments. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

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

	Year Ended June 30,
	2015			2014			2013
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net(1)	$965,035	$38,337	3.97%	$874,941	$36,424	4.16%	$994,494	$42,905	4.31%
Investment securities	16,227	287	1.77%	17,923	339	1.89%	21,346	428	2.01%
FHLB – San Francisco stock	7,294	796	10.91%	11,228	793	7.06%	19,271	438	2.27%
Interest-earning deposits	108,971	276	0.25%	198,682	503	0.25%	155,243	390	0.25%

Total interest-earning assets	1,097,527	39,696	3.62%	1,102,774	38,059	3.45%	1,190,354	44,161	3.71%

Non interest-earning assets	35,570			37,874			46,723

Total assets	$1,133,097			$1,140,648			$1,237,077

Interest-bearing liabilities:
Checking and money market accounts(2)	$304,668	419	0.14%	$290,485	385	0.13%	$287,234	400	0.14%
Savings accounts	246,401	641	0.26%	236,937	606	0.26%	228,165	578	0.25%
Time deposits	358,990	3,701	1.03%	386,753	4,504	1.16%	425,452	5,607	1.32%

Total deposits	910,059	4,761	0.52%	914,175	5,495	0.60%	940,851	6,585	0.70%

Borrowings	61,074	1,660	2.72%	57,131	1,841	3.22%	117,641	4,219	3.59%

Total interest-bearing liabilities	971,133	6,421	0.66%	971,306	7,336	0.76%	1,058,492	10,804	1.02%

Non interest-bearing liabilities	17,986			16,189			25,044

Total liabilities	989,119			987,495			1,083,536

Stockholders’ equity	143,978			153,153			153,541
Total liabilities and stockholders’ equity	$1,133,097			$1,140,648			$1,237,077

Net interest income		$33,275			$30,723			$33,357

Interest rate spread(3)			2.96%			2.69%			2.69%
Net interest margin(4)			3.03%			2.79%			2.80%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.02%			113.54%			112.46%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $468, $559 and $665 for the years ended June 30, 2015, 2014 and 2013, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $59.5 million, $57.0 million and $53.6 million in fiscal 2015, 2014 and 2013, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Variance

The following tables set forth the effects of changing rates and volumes on interest income and expense of the Corporation for the period presented. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume. Please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under "Comparison of Operating Results for the Years Ended June 30, 2015 and 2014" of this Form 10-K.

	Year Ended June 30, 2015 Compared To Year Ended June 30, 2014 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$(1,664)	$3,748	$(171)	$1,913
Investment securities	(22)	(32)	2	(52)
FHLB – San Francisco stock	432	(278)	(151)	3
Interest-bearing deposits	—	(227)	—	(227)
Total net change in income on interest-earning assets	(1,254)	3,211	(320)	1,637

Interest-bearing liabilities:
Checking and money market accounts	15	18	1	34
Savings accounts	—	35	—	35
Time deposits	(517)	(322)	36	(803)
Borrowings	(288)	127	(20)	(181)
Total net change in expense on interest-bearing liabilities	(790)	(142)	17	(915)
Net (decrease) increase in net interest income	$(464)	$3,353	$(337)	$2,552

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Year Ended June 30, 2014 Compared To Year Ended June 30, 2013 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$(1,507)	$(5,153)	$179	$(6,481)
Investment securities	(24)	(69)	4	(89)
FHLB – San Francisco stock	923	(183)	(385)	355
Interest-bearing deposits	—	113	—	113
Total net change in income on interest-earning assets	(608)	(5,292)	(202)	(6,102)

Interest-bearing liabilities:
Checking and money market accounts	(20)	5	—	(15)
Savings accounts	5	22	1	28
Time deposits	(654)	(511)	62	(1,103)
Borrowings	(430)	(2,172)	224	(2,378)
Total net change in expense on interest-bearing liabilities	(1,099)	(2,656)	287	(3,468)
Net increase (decrease) in net interest income	$491	$(2,636)	$(489)	$(2,634)

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

The primary investing activity of the Bank has been the origination and purchase of loans held for investment and loans held for sale. During the fiscal years ended June 30, 2015, 2014 and 2013, the Bank originated loans in the amounts of $2.64 billion, $2.13 billion and $3.58 billion, respectively, the vast majority of which were sold, as noted below. In addition, the Bank purchased loans for investment from other financial institutions in fiscal 2015, 2014 and 2013 in the amounts of $16.6 million, $707,000 and $12.8 million, respectively. Total loans sold in fiscal 2015, 2014 and 2013 were $2.41 billion, $2.00 billion and $3.52 billion, respectively. At June 30, 2015, 2014 and 2013, the Bank had loan origination commitments totaling $144.3 million, $134.8 million and $262.5 million, respectively, with undisbursed loan funds of $3.4 million, $1.1 million and $292,000, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2015, 2014 and 2013, the net increase (decrease) in deposits was $26.2 million, $(25.1) million and $(38.4) million, respectively. On June 30, 2015, time deposits that are scheduled to mature in one year or less were $174.0 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2015, total cash and cash equivalents were $81.4 million, or 6.9% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2015, the remaining financing availability at FHLB - San Francisco was $324.0 million and the remaining unused collateral was $587.9 million. In addition, the Bank has secured a $12.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $13.0 million. The Bank also has a federal funds facility with its correspondent bank for $12.0 million which matures on June 30, 2016. As of June 30, 2015, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank.

The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2015 increased to 34.5% from 33.0% during the same quarter ended June 30, 2014. The increase in the liquidity ratio was due primarily to an increase in average loans held for sale, partly offset by a decrease in average cash and cash equivalent balances. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco.

The Bank and the Holding Company are required to maintain specific amounts of capital pursuant to OCC and FRB requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.50% for Common Equity Tier 1 ("CET1") Capital, 8.0% for Tier 1 Capital and 10.0% for Total Capital and are required to be deemed “well capitalized.” As of June 30, 2015, the Bank exceeded the well capitalized requirements with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 10.7%, 17.2%, 17.2% and 18.5%, respectively; and the Holding Company also exceeded the well capitalized requirements with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 11.9%, 19.2%, 19.2% and 20.5%, respectively.

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

The following table sets forth as of June 30, 2015 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$261,161	$96,192	$1,277,123	20.45%	+685 bp
+300 bp	$242,567	$77,598	$1,266,721	19.15%	+555 bp
+200 bp	$219,416	$54,447	$1,252,808	17.51%	+391 bp
+100 bp	$193,143	$28,174	$1,234,999	15.64%	+204 bp
- bp	$164,969	$—	$1,212,671	13.60%	- bp
-100 bp	$145,347	$(19,622)	$1,206,373	12.05%	-155 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2015 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio (NPV as Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2015 and 2014:

	At June 30, 2015	At June 30, 2014
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.60%	14.94%
Post-Shock NPV Ratio: NPV as a % of PV Assets	12.05%	13.55%
Sensitivity Measure: Change in NPV Ratio	-155 bp	-139 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at June 30, 2015 and 2014:

At June 30, 2015		At June 30, 2014
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	(0.56)%	+400 bp	6.74%
+300 bp	6.11%	+300 bp	12.62%
+200 bp	3.74%	+200 bp	10.53%
+100 bp	0.20%	+100 bp	6.07%
-100 bp	(18.57)%	-100 bp	(19.30)%

At both June 30, 2015 and 2014, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period, except under the +400 basis point scenario at June 30, 2015.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2015 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of the Corporation's internal control over financial reporting was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which include controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet (Schedule RC), Income Statement (Schedule RI) and Changes in Bank Equity Capital (Schedule RI-A).

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Corporation's internal control over financial reporting was effective as of June 30, 2015.

The effectiveness of internal control over financial reporting as of June 30, 2015, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on the Corporation's internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2015. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: September 14, 2015
/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
                            Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Corporation's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Bank Equity Capital on schedule RI-A. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015 of the Corporation and our report dated September 14, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 14, 2015

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2015:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	70,000	$22.81		—
2006 Equity Incentive Plan:
Stock Options	276,500	$19.76		500
Restricted Stock	25,000	N/A		350
2010 Equity Incentive Plan:
Stock Options	515,000	$10.40		3,250
Restricted Stock	149,000	N/A		2,500
2013 Equity Incentive Plan:
Stock Options	170,000	$14.59		130,000
Restricted Stock	26,000	N/A		274,000

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	1,231,500	$14.44	(1)	410,600

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

3.1 (b)
Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2010)

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

10.5
Form of Severance Agreement with Richard L. Gale, Deborah L. Hill, Lilian Salter, Donavon P. Ternes, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.1 and 10.2 in the Corporation’s Form 8-K dated February 24, 2012)

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

13	2015 Annual Report to Stockholders

14.0	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

(*)
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

Date: September 14, 2015	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 14, 2015
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 14, 2015
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 14, 2015
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 14, 2015
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 14, 2015
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 14, 2015
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	September 14, 2015
Roy H. Taylor

/s/ William E. Thomas	Director	September 14, 2015
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements
______________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm
______________________________________________________________________________________________________

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2015, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 14, 2015

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
______________________________________________________________________________________________________

(In Thousands, Except Share Information)	June 30, 2015	June 30, 2014
Assets
Cash and cash equivalents	$81,403	$118,937
Investment securities - held to maturity, at cost	800	800
Investment securities – available for sale, at fair value	14,161	16,347
Loans held for investment, net of allowance for loan losses of $8,724 and $9,744, respectively; includes $4,518 and $0 at fair value, respectively).	814,234	772,141
Loans held for sale, at fair value	224,715	158,883
Accrued interest receivable	2,839	2,483
Real estate owned, net	2,398	2,467
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,094	7,056
Premises and equipment, net	5,417	6,369
Prepaid expenses and other assets	20,494	20,146

Total assets	$1,174,555	$1,105,629

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$67,538	$58,654
Interest-bearing deposits	856,548	839,216
Total deposits	924,086	897,870

Borrowings	91,367	41,431
Accounts payable, accrued interest and other liabilities	17,965	20,466
Total liabilities	1,033,418	959,767

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value (40,000,000 shares authorized; 17,766,865 and 17,714,365 shares issued; 8,634,607 and 9,312,269 shares outstanding, respectively)	177	177
Additional paid-in capital	88,893	88,259
Retained earnings	188,206	182,458
Treasury stock at cost (9,132,258 and 8,402,096 shares, respectively)	(136,470)	(125,418)
Accumulated other comprehensive income, net of tax	331	386

Total stockholders’ equity	141,137	145,862

Total liabilities and stockholders’ equity	$1,174,555	$1,105,629

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2015	2014	2013
Interest income:
Loans receivable, net	$38,337	$36,424	$42,905
Investment securities	287	339	428
FHLB – San Francisco stock	796	793	438
Interest-earning deposits	276	503	390
Total interest income	39,696	38,059	44,161

Interest expense:
Deposits	4,761	5,495	6,585
Borrowings	1,660	1,841	4,219
Total interest expense	6,421	7,336	10,804

Net interest income	33,275	30,723	33,357
Recovery from the allowance for loan losses	(1,387)	(3,380)	(1,499)
Net interest income, after recovery from the allowance for loan losses	34,662	34,103	34,856

Non-interest income:
Loan servicing and other fees	1,085	1,077	1,093
Gain on sale of loans, net	34,210	25,799	68,493
Deposit account fees	2,412	2,469	2,449
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	282	18	916
Card and processing fees	1,406	1,370	1,292
Other	992	942	957
Total non-interest income	40,387	31,675	75,200

Non-interest expense:
Salaries and employee benefits	41,618	38,044	50,450
Premises and occupancy	4,666	4,468	4,432
Equipment expense	1,720	1,830	1,830
Professional expense	2,179	1,832	1,858
Sales and marketing expense	1,643	1,761	1,859
Deposit insurance premium and regulatory assessments	974	945	1,066
Other	5,169	5,288	5,848
Total non-interest expense	57,969	54,168	67,343

Income before income taxes	17,080	11,610	42,713
Provision for income taxes	7,277	5,004	16,916
Net income	$9,803	$6,606	$25,797

Basic earnings per share	$1.09	$0.67	$2.43
Diluted earnings per share	$1.07	$0.65	$2.38
Cash dividends per share	$0.45	$0.40	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2015	2014	2013
Net income	$9,803	$6,606	$25,797

Change in unrealized holding losses on securities available for sale and interest-only strips	(95)	(290)	(124)
Other comprehensive loss, before income tax benefit	(95)	(290)	(124)
Income tax benefit	40	122	52
Other comprehensive loss	(55)	(168)	(72)
Total comprehensive income	$9,748	$6,438	$25,725

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
______________________________________________________________________________________________________

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss), Net of Tax
(In Thousands, Except Share Information)	Shares	Amount					Total
Balance at June 30, 2012	10,856,027	$176	$86,758	$156,560	$(99,343)	$626	$144,777

Net income				25,797			25,797
Other comprehensive loss						(72)	(72)
Purchase of treasury stock (1)	(584,678)				(8,959)		(8,959)
Forfeiture of restricted stock			13		(13)		—
Distribution of restricted stock	73,050						—
Amortization of restricted stock			310				310
Exercise of stock options	42,000	1	295				296
Stock options expense			458				458
Tax effect from stock-based compensation			(92)				(92)
Cash dividends(2)				(2,541)			(2,541)
Balance at June 30, 2013	10,386,399	177	87,742	179,816	(108,315)	554	159,974

Net income				6,606			6,606
Other comprehensive loss						(168)	(168)
Purchase of treasury stock	(1,126,630)				(17,182)		(17,182)
Forfeiture of restricted stock			51		(51)		—
Amortization of restricted stock			209				209
Award of restricted stock			(130)		130		—
Exercise of stock options	52,500	—	385				385
Stock options expense			317				317
Tax effect from stock-based compensation			(315)				(315)
Cash dividends(2)				(3,964)			(3,964)
Balance at June 30, 2014	9,312,269	177	88,259	182,458	(125,418)	386	145,862

Net income				9,803			9,803
Other comprehensive loss						(55)	(55)
Purchase of treasury stock (1)	(795,162)				(12,680)		(12,680)
Forfeiture of restricted stock			13		(13)		—
Distribution of restricted stock	65,000						—
Amortization of restricted stock			684				684
Award of restricted stock			(1,641)		1,641		—
Exercise of stock options	52,500	—	380				380
Stock options expense			801				801
Tax effect from stock-based compensation			397				397
Cash dividends(2)				(4,055)			(4,055)
Balance at June 30, 2015	8,634,607	$177	$88,893	$188,206	$(136,470)	$331	$141,137

(1)	Includes the repurchase of 13,591 shares in fiscal 2013 and 10,256 shares in fiscal 2015 of distributed restricted stock in settlement of employees' withholding tax obligations.

(2)	Cash dividends of $0.45 per share, $0.40 per share and $0.24 per share were paid in fiscal 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$9,803	$6,606	$25,797
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,857	1,658	1,746
Recovery from the allowance for loan losses	(1,387)	(3,380)	(1,499)
Recovery of losses on real estate owned	(10)	(25)	(98)
Gain on sale of loans, net	(34,210)	(25,799)	(68,493)
Gain on sale of real estate owned, net	(468)	(288)	(1,213)
Stock-based compensation	1,485	526	768
(Benefit) provision for deferred income taxes	35	(1,041)	4,275
Tax effect from stock-based compensation	(397)	315	92
Increase (decrease) in accounts payable, accrued interest and other liabilities	203	(2,110)	1,051
Decrease in prepaid expenses and other assets	966	149	2,589
Loans originated for sale	(2,480,715)	(1,967,622)	(3,496,531)
Proceeds from sale of loans	2,445,063	2,039,528	3,586,581
Net cash (used for) provided by operating activities	(57,775)	48,517	55,065

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(43,702)	(25,911)	40,816
Purchase of investment securities held to maturity	(200)	(800)	—
Maturity of investment securities held to maturity	200	—	—
Purchase of investment securities held for sale	(250)	—	—
Principal payments from investment securities held for sale	2,338	2,910	3,295
Purchase of FHLB – San Francisco stock	(1,038)	—	—
Redemption of FHLB – San Francisco stock	—	8,217	6,982
Proceeds from sale of real estate owned	3,075	4,156	13,408
Purchase of premises and equipment	(376)	(715)	(1,111)
Net cash (used for) provided by investing activities	(39,953)	(12,143)	63,390

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2015	2014	2013
Cash flows from financing activities:
Increase (decrease) in deposits, net	26,216	(25,140)	(38,401)
Proceeds from long-term borrowings	50,000	—	—
Repayments of long-term borrowings	(64)	(65,060)	(20,055)
Treasury stock purchases	(12,680)	(17,182)	(8,959)
Proceeds from exercise of stock options	380	385	296
Tax effect from stock-based compensation	397	(315)	(92)
Cash dividends	(4,055)	(3,964)	(2,541)
Net cash provided by (used for) financing activities	60,194	(111,276)	(69,752)

Net (decrease) increase in cash and cash equivalents	(37,534)	(74,902)	48,703
Cash and cash equivalents at beginning of year	118,937	193,839	145,136
Cash and cash equivalents at end of year	$81,403	$118,937	$193,839
Supplemental information:
Cash paid for interest	$6,291	$7,712	$10,935
Cash paid for income taxes	$5,675	$6,216	$15,195
Transfer of loans held for sale to held for investment	$4,534	$4,299	$4,601
Real estate acquired in the settlement of loans	$3,044	$4,810	$10,976

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.  The Bank's activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction and,  to a lesser extent, commercial business and consumer loans.  Deposits are collected primarily from 15 banking locations located in Riverside and San Bernardino counties in California.  PBM's activities include originating single-family loans, primarily first mortgages for sale to investors and to a lesser extent, for investment by the Bank.  Loans are primarily originated in Southern California and Northern California by loan agents employed by the Bank, from its banking locations and freestanding lending offices.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Riverside (3), Roseville, Santa Barbara and Westlake Village, California.

Use of estimates
The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”).  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities available for sale, valuation of loans held for sale, valuation of loans held for investment at fair value, the valuation of deferred tax assets, the valuation of loan servicing assets, the valuation of real estate owned, the determination of the loan repurchase reserve, the valuation of derivative financial instruments and deferred compensation costs.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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

Accounting Standards Codification (“ASC”) No. 825, “Financial Instruments,” allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings.  The option may be applied instrument by instrument, but it is irrevocable.  The Corporation has elected the fair value option on PBM loans held for sale and believes the fair value option most closely aligns the timing of the recognition of non-interest income and non-interest expense.  Fair value is generally determined by measuring the value of outstanding loan sale commitments in comparison to investors’ current yield requirements as calculated on the aggregate loan basis.  Loans are generally sold without recourse, other than standard representations and warranties.  A high percentage of loans are sold on a servicing released basis.  In some transactions, the Corporation may retain the servicing rights in order to generate servicing income.  Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan’s contractual interest rate.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2015, the Bank serviced $28.2 million of loans under this program and has established a recourse liability of $267,000 as compared to $38.6 million of loans serviced and a recourse liability of $274,000 at June 30, 2014.  Net realized losses of $32,000, $139,000 and $194,000 were recognized in fiscal 2015, 2014 and 2013, respectively, under this program.  The recourse liability and recognized losses in fiscal 2015, 2014 and 2013 were attributable to the cumulative loan losses which have largely extinguished the first loss account established by the FHLB – San Francisco.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2015, 2014 and 2013, the Bank repurchased $1.6 million, $437,000 and $1.4 million of single-family loans, respectively.  Other repurchase requests were settled for $22,000, $666,000 and $5.6 million in fiscal 2015, 2014 and 2013, respectively, which did not result in the repurchase of the loan itself. In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $501,000 and $630,000 for loans sold to other investors as of June 30, 2015 and 2014, respectively.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Activity in the recourse liability for the years ended June 30, 2015 and 2014 was as follows:

(In Thousands)	2015	2014
Balance, beginning of year	$904	$2,111
Recourse recovery	(86)	(469)
Net settlements in lieu of loan repurchases	(50)	(738)
Balance, end of the year	$768	$904

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2015, 2014 and 2013 were $2.0 million, $750,000 and $299,000, respectively.  As of June 30, 2015 and 2014, the Bank’s recourse liability was $653,000 and $113,000, respectively, for future loan sale premium refunds.

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

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2015 and 2014, the fair value of the interest-only strips was $63,000 and $62,000, respectively, and the net unrealized gain after statutory taxes of the interest-only strips was $36,000 and $35,000, respectively.

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

Loans held for investment
Loans held for investment consist primarily of long-term adjustable rate loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  Additionally, multi-family and commercial real estate loans are becoming a substantial part of loans held for investment, which comprised of 54% and 51% at June 30, 2015 and 2014, respectively. These loans are generally offered to customers and businesses located in the same areas of Southern and Northern California described above.

Net loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method.  Amortization is discontinued for non-performing loans.  Interest receivable represents, for the most part, the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment.  Interest receivable is accrued only if deemed collectible.  Loans are placed on non-performing status when they become 90 days past due or if the loan is deemed impaired.  When a loan is placed on non-performing status, interest accrued but not received is reversed against interest income.  Interest income on non-performing loans is subsequently recognized only to the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

extent that cash is received and the principal balance is deemed collectible.  If the principal balance is not deemed collectible, the entire payment received (principal and interest) is applied to the outstanding loan balance. Non-performing loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history (usually six consecutive months) and when future payments are expected to be collected.

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

The Corporation measures the allowance for loan losses of restructured loans based on the difference between the loan's original carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based on the Office of the Comptroller of the Currency's ("OCC") guidance with respect to restructured loans and to conform to general

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

practices within the banking industry, the Corporation maintains certain restructured loans on accrual status, provided there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

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

Real estate owned
Real estate acquired through foreclosure is initially recorded at the fair value of the real estate acquired, less estimated selling costs.  Subsequent to foreclosure, the Corporation charges current earnings for estimated losses if the carrying value of the property exceeds its fair value.  Gains or losses on the sale of real estate are recognized upon disposition of the property.   Costs relating to improvement, maintenance and repairs of the property are expensed as incurred under gain (loss) on sale and operations of real estate owned acquired in the settlement of loans within the Consolidated Statements of Operations.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2015 and 2014, the estimated deferred tax asset was $5.6 million and $5.6 million, respectively. The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The increase in the deferred tax asset resulted primarily from items related to non-accruing loans, fair value adjustments, loss reserve adjustments and FHLB stock dividend redemptions. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2015 or 2014.

Bank owned life insurance ("BOLI")
ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation adopted ASC 715-60-35 using the latter option, i.e., based on the future death benefit. The Bank purchases BOLI policies on the lives of certain executive officers while they are employed by the Bank and is the owner and beneficiary of the policies.  The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs.  The Bank records these BOLI policies within prepaid expenses and other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with changes recorded in other non-interest income and salaries and employee benefits expense in the Consolidated Statements of Operations.

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

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2015, the Corporation repurchased 784,906 shares under the May 2014, October 2014 and April 2015 stock repurchase programs with an average cost of $15.93 per share.  In addition, the Corporation purchase 10,256 shares of distributed restricted stock in settlement of employees' withholding tax obligations. The May 2014 program authorized the repurchase of up to 5% of outstanding shares, or 476,960 shares, the remaining authorized shares available for repurchase were 250,027 at the beginning fiscal 2015. The October 2014 program authorized the repurchase of up to 5% of outstanding shares, or 453,212 shares; and the April 2015 program authorized the repurchase of up to 5% of outstanding shares, or 430,651 shares. The May 2014 program was completed in December 2014; and the October 2014 program was completed in June 2015.  As of June 30, 2015, a total of 81,667 shares, or 19% of shares authorized, have been purchased under the April 2015 stock repurchase program, leaving 348,984 shares available for future purchases.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  The stock-based compensation expense, inclusive of restricted stock expense, for the years ended June 30, 2015, 2014 and 2013 was $1.5 million, $526,000 and $768,000, respectively.

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

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2015 and 2014, the accrued liability for post retirement benefits was $234,000 and $232,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

Comprehensive income
ASC 220, “Comprehensive Income,” requires that realized revenue, expenses, gains and losses be included in net income (loss).  Unrealized gains (losses) on available for sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition and the change in the unrealized gains (losses) are reported on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders' Equity.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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

ASU 2015-05:
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this ASU supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Corporation's adoption of this ASU is not expected have a material impact on its consolidated financial statements.

ASU 2015-10:
In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements." The amendments in this ASU cover a wide range of topics in the Codification. The reason for each amendment is provided before each amendment for clarity and ease of understanding. The amendments generally related to: (1) Amendments related to differences between original guidance and the codification, (2) Guidance clarification and reference corrections, (3) Simplification and (4) Minor improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. The Corporation's adoption of this ASU is not expected have a material impact on its consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2015 and 2014 were as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
Certificate of deposits	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale
U.S. government agency MBS	$7,613	$293	$—	$7,906	$7,906
U.S. government sponsored enterprise MBS	5,083	304	—	5,387	5,387
Private issue CMO(1)	708	9	—	717	717
Common stock(2)	250	—	(99)	151	151
Total investment securities - available for sale	$13,654	$606	$(99)	$14,161	$14,161
Total investment securities	$14,454	$606	$(99)	$14,961	$14,961

(1)	Collateralized Mortgage Obligations (“CMO”)

(2)	Common stock of a community development financial institution.

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
Certificate of deposits	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale
U.S. government agency MBS	$8,772	$337	$—	$9,109	$9,109
U.S. government sponsored enterprise MBS	6,128	257	—	6,385	6,385
Private issue CMO(1)	841	12	—	853	853
Total investment securities - available for sale	$15,741	$606	$—	$16,347	$16,347
Total investment securities	$16,541	$606	$—	$17,147	$17,147

(1)	Collateralized Mortgage Obligations (“CMO”)

In fiscal 2015, 2014 and 2013, the Corporation received MBS principal payments of $2.3 million, $2.9 million and $3.3 million, respectively, and did not purchase or sell investment securities, other than in fiscal 2015 when the Corporation participated in a community development financial institution's recapitalization and reinvested matured time deposits; and fiscal 2014 when the Corporation placed an $800,000 investment in time deposits at four minority-owned financial institutions to help fulfill the Company’s Community Reinvestment Act ("CRA") obligation.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

As of June 30, 2015, the Corporation held investments with unrealized loss position of $99,000. This compares to June 30, 2014 when the Corporation held investments with no unrealized loss position.

As of June 30, 2015	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Common stock(1)	$151	$99	$—	$—	$151	$99
Total	$151	$99	$—	$—	$151	$99

(1)	Common stock of a community development financial institution.

As of June 30, 2015, the unrealized holding loss was less than 12 months on the common stock, primarily the result of their financial results and a recent merger with another community development financial institution.  Based on the nature of the investment, management concluded that such unrealized loss was not other than temporary as of June 30, 2015.  The Corporation does not believe that there is any OTTI at June 30, 2015 and 2014; and no OTTI have been recorded for fiscal 2015, 2014 and 2013.  The Corporation intends and has the ability to hold the common stock and will not likely be required to sell the common stock before realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2015 and 2014 were as follows:

	June 30, 2015		June 30, 2014
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total investment securities - held to maturity	$800	$800	$800	$800

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	13,404	14,010	15,741	16,347
No stated maturity (common stock)	250	151	—	—
Total investment securities - available for sale	$13,654	$14,161	$15,741	$16,347
Total investment securities	$14,454	$14,961	$16,541	$17,147

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2015 and 2014:

(In Thousands)	June 30, 2015	June 30, 2014
Mortgage loans:
Single-family	$365,961	$377,824
Multi-family	347,020	301,191
Commercial real estate	100,897	96,781
Construction	8,191	2,869
Commercial business loans	666	1,237
Consumer loans	244	306
Total loans held for investment, gross	822,979	780,208

Undisbursed loan funds	(3,360)	(1,090)
Advance payments of escrows	199	215
Deferred loan costs, net	3,140	2,552
Allowance for loan losses	(8,724)	(9,744)
Total loans held for investment, net	$814,234	$772,141

As of June 30, 2015, the Corporation had $14.1 million in mortgage loans that were subject to negative amortization, consisting of $10.7 million in multi-family loans, $3.2 million in single-family loans and $227,000 in commercial real estate loans. This compares to $23.3 million of negative amortization mortgage loans at June 30, 2014, consisting of $18.7 million in multi-family loans, $3.7 million in single-family loans and $856,000 in commercial real estate loans.  During fiscal 2015 and 2014, no interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of June 30, 2015 and 2014, the interest-only ARM loans totaled $152.6 million and $170.7 million, or 18.6% and 21.8% of gross loans held for investment, respectively. As of June 30, 2015, the Corporation had $4.5 million of single-family loans, 13 loans, held for investment which were originated for sale but were subsequently transferred to held for investment and are carried at fair value.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following table sets forth information at June 30, 2015 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 4% of loans held for investment at June 30, 2015 and June 30, 2014.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$299,507	$4,175	$45,742	$2,889	$13,648	$365,961
Multi-family	65,323	83,282	187,790	6,050	4,575	347,020
Commercial real estate	19,520	27,039	45,102	—	9,236	100,897
Construction	1,200	—	1,744	—	5,247	8,191
Commercial business loans	289	—	119	—	258	666
Consumer loans	236	—	—	—	8	244
Total loans held for investment, gross	$386,075	$114,496	$280,497	$8,939	$32,972	$822,979

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	June 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$347,301	$339,093	$98,254	$8,191	$557	$244	$793,640
Special Mention	7,766	413	—	—	—	—	8,179
Substandard	10,894	7,514	2,643	—	109	—	21,160
Total loans held for investment, gross	$365,961	$347,020	$100,897	$8,191	$666	$244	$822,979

	June 30, 2014
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$363,440	$285,111	$90,431	$2,869	$1,078	$306	$743,235
Special Mention	2,140	7,256	—	—	22	—	9,418
Substandard	12,244	8,824	6,350	—	137	—	27,555
Total loans held for investment, gross	$377,824	$301,191	$96,781	$2,869	$1,237	$306	$780,208

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions (recoveries) for loan losses are charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request the Corporation to significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.

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
June 30, 2015

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Year Ended June 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Allowance at beginning of period	$5,476	$3,142	$989	$35	$92	$10	$9,744
(Recovery) provision for loan losses	(279)	(882)	(182)	7	(49)	(2)	(1,387)
Recoveries	635	360	—	—	—	1	996
Charge-offs	(552)	(4)	(73)	—	—	—	(629)
Allowance for loan losses, end of period	$5,280	$2,616	$734	$42	$43	$9	$8,724

Allowance:
Individually evaluated for impairment	$78	$—	$—	$—	$20	$—	$98
Collectively evaluated for impairment	5,202	2,616	734	42	23	9	8,626
Allowance for loan losses, end of period	$5,280	$2,616	$734	$42	$43	$9	$8,724

Gross Loans:
Individually evaluated for impairment	$7,949	$2,246	$1,699	$—	$109	$—	$12,003
Collectively evaluated for impairment	358,012	344,774	99,198	8,191	557	244	810,976
Total loans held for investment, gross	$365,961	$347,020	$100,897	$8,191	$666	$244	$822,979
Allowance for loan losses as a percentage of gross loans held for investment	1.44%	0.75%	0.73%	0.51%	6.46%	3.69%	1.06%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

	Year Ended June 30, 2014
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Allowance at beginning of period	$9,062	$4,689	$1,053	$—	$119	$12	$14,935
(Recovery) provision for loan losses	(3,183)	(130)	(64)	15	(18)	—	(3,380)
Recoveries	562	345	—	20	—	2	929
Charge-offs	(965)	(1,762)	—	—	(9)	(4)	(2,740)
Allowance for loan losses, end of period	$5,476	$3,142	$989	$35	$92	$10	$9,744

Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$41	$—	$41
Collectively evaluated for impairment	5,476	3,142	989	35	51	10	9,703
Allowance for loan losses, end of period	$5,476	$3,142	$989	$35	$92	$10	$9,744

Gross Loans:
Individually evaluated for impairment	$6,067	$2,491	$2,352	$—	$122	$—	$11,032
Collectively evaluated for impairment	371,757	298,700	94,429	2,869	1,115	306	769,176
Total loans held for investment, gross	$377,824	$301,191	$96,781	$2,869	$1,237	$306	$780,208
Allowance for loan losses as a percentage of gross loans held for investment	1.45%	1.04%	1.02%	1.22%	7.44%	3.27%	1.25%

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:

(In Thousands)	Year Ended June 30,
	2015	2014	2013

Balance, beginning of year	$9,744	$14,935	$21,483
Recovery from the allowance for loan losses	(1,387)	(3,380)	(1,499)
Recoveries	996	929	762
Charge-offs	(629)	(2,740)	(5,811)
Balance, end of year	$8,724	$9,744	$14,935

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value. These analysis may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

	At or For the Year Ended June 30, 2015
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$3,881	$—	$3,881	$(630)	$3,251	$1,869	$109
Without a related allowance(2)	8,462	(1,801)	6,661	—	6,661	6,956	83
Total single-family	12,343	(1,801)	10,542	(630)	9,912	8,825	192

Multi-family:
With a related allowance	—	—	—	—	—	113	13
Without a related allowance(2)	3,506	(1,260)	2,246	—	2,246	2,331	5
Total multi-family	3,506	(1,260)	2,246	—	2,246	2,444	18

Commercial real estate:
Without a related allowance(2)	1,699	—	1,699	—	1,699	1,830	170
Total commercial real estate	1,699	—	1,699	—	1,699	1,830	170

Commercial business loans:
With a related allowance	109	—	109	(20)	89	121	9
Total commercial business loans	109	—	109	(20)	89	121	9

Total non-performing loans	$17,657	$(3,061)	$14,596	$(650)	$13,946	$13,220	$389

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

	At or For the Year Ended June 30, 2014
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$5,480	$—	$5,480	$(1,148)	$4,332	$5,795	$162
Without a related allowance(2)	8,208	(2,141)	6,067	—	6,067	6,094	89
Total single-family	13,688	(2,141)	11,547	(1,148)	10,399	11,889	251

Multi-family:
With a related allowance	956	—	956	(354)	602	994	57
Without a related allowance(2)	4,146	(1,655)	2,491	—	2,491	2,716	73
Total multi-family	5,102	(1,655)	3,447	(354)	3,093	3,710	130

Commercial real estate:
With a related allowance	—	—	—	—	—	—	28
Without a related allowance(2)	2,352	—	2,352	—	2,352	3,215	312
Total commercial real estate	2,352	—	2,352	—	2,352	3,215	340

Commercial business loans:
With a related allowance	138	—	138	(46)	92	183	17
Without a related allowance(2)	—	—	—	—	—	—	5
Total commercial business loans	138	—	138	(46)	92	183	22

Total non-performing loans	$21,280	$(3,796)	$17,484	$(1,548)	$15,936	$18,997	$743

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At June 30, 2015 and 2014, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following tables denote the past due status of the Corporation's loans held for investment, gross, at the dates indicated.

	June 30, 2015
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$354,082	$1,335	$10,544	$365,961
Multi-family	344,774	—	2,246	347,020
Commercial real estate	99,198	—	1,699	100,897
Construction	8,191	—	—	8,191
Commercial business loans	557	—	109	666
Consumer loans	244	—	—	244
Total loans held for investment, gross	$807,046	$1,335	$14,598	$822,979

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2014
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$365,955	$322	$11,547	$377,824
Multi-family	297,744	—	3,447	301,191
Commercial real estate	94,429	—	2,352	96,781
Construction	2,869	—	—	2,869
Commercial business loans	1,099	—	138	1,237
Consumer loans	306	—	—	306
Total loans held for investment, gross	$762,402	$322	$17,484	$780,208

(1) All loans 90 days or greater past due are placed on non-accrual status.

During the fiscal years ended June 30, 2015, 2014 and 2013, the Corporation’s average investment in non-performing loans was $13.2 million, $19.0 million and $24.2 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal years ended June 30, 2015, 2014 and 2013, interest income of $389,000, $546,000 and $885,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $101,000 , $800,000 and $878,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, and was not included in the loan interest income; while $380,000, $498,000 and $542,000, respectively, was collected and applied to reduce the net loan balances.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The effect of the non-performing loans on interest income for the years ended June 30, 2015, 2014 and 2013 is presented below:

(In Thousands)	Year Ended June 30,
	2015	2014	2013

Contractual interest due	$805	$1,346	$1,763
Interest collected	(704)	(546)	(885)
Net foregone interest	$101	$800	$878

For the fiscal year ended June 30, 2015, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan.  This compares to one loan with an outstanding balance of $221,000 that was newly modified from its original terms, re-underwritten and identified as a restructured loan which subsequently paid off in fiscal 2014.  During the fiscal year ended June 30, 2015 and 2014, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2015, there was one restructured loan for $113,000 whose modification was extended beyond the initial maturity of the modification.  For the fiscal year ended June 30, 2014, two restructured loans with a total balance of $810,000 had their modification extended beyond the initial maturity of the modification.

As of June 30, 2015, the net outstanding balance of the Corporation's 18 restructured loans was $6.6 million:  two were classified as special mention and remain on accrual status ($989,000); and 16 were classified as substandard ($5.6 million, all on non-accrual status).  As of June 30, 2015, $4.9 million, or 74 percent, of the restructured loans were current with respect to their payment status. As of June 30, 2014, the net outstanding balance the Corporation's 17 restructured loans was $6.0 million: one loan was classified as special mention and remains on accrual status ($343,000); and 16 loans were classified as substandard ($5.6 million, all on non-accrual status). As of June 30, 2014, $3.7 million, 62 percent, of the restructured loans had a current payment status.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2015 and 2014:

(In Thousands)	June 30, 2015	June 30, 2014
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,902	$2,957
Multi-family	1,593	1,760
Commercial real estate	1,019	800
Commercial business loans	89	92
Total	5,603	5,609

Restructured loans on accrual status:
Mortgage loans:
Single-family	989	343
Total	989	343
Total restructured loans	$6,592	$5,952

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following table shows the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2015 and 2014:

	At June 30, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$576	$—	$576	$(115)	$461
Without a related allowance(2)	4,397	(967)	3,430	—	3,430
Total single-family	4,973	(967)	4,006	(115)	3,891

Multi-family:
Without a related allowance(2)	2,795	(1,202)	1,593	—	1,593
Total multi-family	2,795	(1,202)	1,593	—	1,593

Commercial real estate:
Without a related allowance(2)	1,019	—	1,019	—	1,019
Total commercial real estate	1,019	—	1,019	—	1,019

Commercial business loans:
With a related allowance	109	—	109	(20)	89
Total commercial business loans	109	—	109	(20)	89

Total restructured loans	$8,896	$(2,169)	$6,727	$(135)	$6,592

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2015	2014	2013

Balance, beginning of year	$2,011	$2,024	$2,030
Originations	3,555	691	3,581
Sales and payments	(3,199)	(704)	(3,587)
Balance, end of year	$2,367	$2,011	$2,024

As of June 30, 2015 and 2014, all of the related-party loans were performing in accordance with their original contractual terms.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:

(In Thousands)	As of June 30,
	2015	2014	2013
Loans serviced for Freddie Mac	$4,206	$4,574	$4,160
Loans serviced for Fannie Mae	46,582	38,470	34,023
Loans serviced for FHLB – San Francisco	28,222	38,602	52,096
Loans serviced for other investors	1,048	1,088	1,877
Total loans serviced for others	$80,058	$82,734	$92,156

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s Consolidated Statements of Operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2015 and 2014, the Corporation held borrowers’ escrow balances related to loans serviced for others of $309,000 and $263,000, respectively.

In estimating fair values of the MSA at June 30, 2015 and 2014, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 17.50% and 38.24%, respectively, and a weighted-average discount rate of 9.10% and 9.14%, respectively.  Management obtained CPR estimates from an independent third party and reviewed for reasonableness given current market data. The discount rates were derived from market data. The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $396,000 and a fair value of $470,000 at June 30, 2015.  This compares to the MSA at June 30, 2014 which had a carrying value of $295,000 and a fair value of $357,000.  An allowance may be recorded to adjust the carrying value of each category of MSA to the lower of cost or market.  As of June 30, 2015, a total allowance of $248,000 was required for four categories of MSA, compared to a total allowance of $259,000 for five categories of MSA as of June 30, 2014.  Total additions to the MSA during the years ended June 30, 2015, 2014 and 2013 were $150,000, $80,000 and $104,000, respectively.  Total amortization of the MSA during the years ended June 30, 2015, 2014 and 2013 was $60,000, $60,000 and $61,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis and are described in Note 1 under PBM activities.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following table summarizes the Corporation’s MSA for years ended June 30, 2015 and 2014:

	Year Ended June 30,
(Dollars In Thousands)	2015	2014

MSA balance, beginning of fiscal year	$554	$534
Additions	150	80
Amortization	(60)	(60)
MSA balance, end of fiscal year, before allowance	644	554
Allowance	(248)	(259)
MSA balance, end of fiscal year	$396	$295

Fair value, beginning of fiscal year	$357	$395
Fair value, end of fiscal year	$470	$357

Allowance, beginning of fiscal year	$259	$200
Impairment (recovery) provision	(11)	59
Allowance, end of fiscal year	$248	$259

Key Assumptions:
Weighted-average discount rate	9.10%	9.14%
Weighted-average prepayment speed	17.50%	38.24%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2016	$85
2017	69
2018	31
2019	22
2020	14
Thereafter	423
Total estimated amortization expense	$644

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2015 and 2014.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2015	2014
MSA net carrying value	$396	$295

CPR assumption (weighted-average)	17.50%	38.24%
Impact on fair value with 10% adverse change in prepayment speed	$(19)	$(16)
Impact on fair value with 20% adverse change in prepayment speed	$(36)	$(31)

Discount rate assumption (weighted-average)	9.10%	9.14%
Impact on fair value with 10% adverse change in discount rate	$(18)	$(12)
Impact on fair value with 20% adverse change in discount rate	$(35)	$(24)

The Corporation has also recorded interest-only strips with a fair value of $63,000, comprised of gross unrealized gains of $62,000 and an unamortized cost of $1,000 at June 30, 2015.   This compares to interest-only strips at June 30, 2014 with a fair value of $62,000, comprised of gross unrealized gains of $61,000 and an unamortized cost of $1,000.  There were no additions to interest-only strips during fiscal 2015, 2014 or 2013.  Total amortization of the interest-only strips during the years ended June 30, 2015, 2014 and 2013 were $1,000, $1,000 and $1,000, respectively.

Loans sold consisted of the following for the years indicated:

(In Thousands)	Year Ended June 30,
	2015	2014	2013
Loans sold:
Servicing – released	$2,392,251	$1,990,087	$3,506,027
Servicing – retained	17,663	9,189	16,331
Total loans sold	$2,409,914	$1,999,276	$3,522,358

During the years ended June 30, 2015, 2014 and 2013, the Corporation sold 13%, 12% and 20%, respectively, of its loans originated for sale to a single investor, other than Freddie Mac or Fannie Mae.  If the Corporation is unable to sell loans to this investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Loans held for sale, at fair value, at June 30, 2015 and 2014 consisted of the following:

(In Thousands)	June 30,
	2015	2014
Fixed rate	$222,529	$155,034
Adjustable rate	2,186	3,849
Total loans held for sale, at fair value	$224,715	$158,883

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Note 5: Real Estate Owned

Real estate owned at June 30, 2015 and 2014 consisted of the following:

(In Thousands)	June 30,
	2015	2014
Real estate owned	$2,406	$2,586
Allowance for estimated real estate owned losses	(8)	(119)
Total real estate owned, net	$2,398	$2,467

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2015, real estate owned was comprised of two single-family residences and one commercial real estate property located in Southern California.  This compares to two single-family residences and two commercial real estate properties at June 30, 2014, primarily located in Southern California.

During fiscal 2015, the Corporation acquired 10 real estate owned properties in the settlement of loans, wrote off one commercial real estate participation and sold 10 properties for a net gain of $468,000.  In fiscal 2014, the Corporation acquired nine real estate owned properties in the settlement of loans and sold 15 properties for a net gain of $288,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the years ended June 30, 2015, 2014 and 2013 consisted of the following:

(In Thousands)	Year Ended June 30,
	2015	2014	2013
Net gains on sale	$468	$288	$1,213
Net operating expenses	(196)	(295)	(395)
Recovery from the allowance for estimated real estate owned losses	10	25	98
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	$282	$18	$916

Note 6: Premises and Equipment

Premises and equipment at June 30, 2015 and 2014 consisted of the following:

(In Thousands)	June 30,
	2015	2014
Land	$2,853	$2,853
Buildings	8,497	8,342
Leasehold improvements	2,964	2,963
Furniture and equipment	4,492	5,578
Automobiles	157	151
	18,963	19,887
Less accumulated depreciation and amortization	(13,546)	(13,518)
Total premises and equipment, net	$5,417	$6,369

Depreciation and amortization expense for the years ended June 30, 2015, 2014 and 2013 amounted to $1.3 million, $1.0 million and $1.0 million, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Note 7: Deposits

Deposits at June 30, 2015 and 2014 consisted of the following:

(Dollars in Thousands)	June 30, 2015		June 30, 2014
	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$67,538	—	$58,654
Checking deposits – interest-bearing(1)	0% - 0.35%	224,090	0% - 0.35%	202,769
Savings deposits(1)	0% - 1.00%	255,090	0% - 1.00%	239,429
Money market deposits(1)	0% - 2.00%	31,672	0% - 2.00%	26,125
Time deposits:(1)
Under $100(2)	0.00% - 3.90%	171,135	0.00% - 3.90%	184,895
$100 and over	0.10% - 2.96%	174,561	0.10% - 3.79%	185,998
Total deposits		$924,086		$897,870
Weighted-average interest rate on deposits		0.50%		0.56%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

(2)	Includes brokered deposits of $3.0 million and $3.0 million at June 30, 2015 and 2014, respectively.

The aggregate annual maturities of time deposits at June 30, 2015 and 2014 were as follows:

(In Thousands)	June 30,
	2015	2014
One year or less	$174,005	$173,519
Over one to two years	79,944	104,042
Over two to three years	20,963	52,705
Over three to four years	38,172	8,761
Over four to five years	32,612	31,711
Over five years	—	155
Total time deposits	$345,696	$370,893

Interest expense on deposits for the periods indicated is summarized as follows:

(In Thousands)	Year Ended June 30,
	2015	2014	2013
Checking deposits – interest-bearing	$314	$290	$283
Savings deposits	641	606	578
Money market deposits	105	95	117
Time deposits	3,701	4,504	5,607
Total interest expense on deposits	$4,761	$5,495	$6,585

The Corporation is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2015 and 2014 were sufficient to cover the reserve requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2025, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2015 and 2014 of $767.3 million and $727.4 million, respectively.  In addition, the Bank pledged investment securities totaling $698,000 at June 30, 2015 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $833,000 at June 30, 2014.  At June 30, 2015, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $424.9 million as compared to $393.8 million at June 30, 2014 which was similarly limited.  As of June 30, 2015 and 2014, the remaining/available borrowing facility was $324.0 million and $344.8 million, respectively, and the remaining/available collateral was $587.9 million and $537.8 million, respectively.

In addition, as of June 30, 2015 and 2014, the Bank has a $12.2 million and $14.4 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $13.0 million and $15.2 million, respectively. As of June 30, 2015, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $12.0 million which matures on June 30, 2016 and the Bank intends to request a renewal upon maturity. The Bank has no advances under its correspondent bank or discount window facility at June 2015 and 2014.

Borrowings at June 30, 2015 and 2014 consisted of the following:

(In Thousands)	June 30,
	2015	2014

FHLB – San Francisco advances	$91,367	$41,431

In addition to the total borrowings described above, the Bank utilizes its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2015 and 2014 were $7.0 million and $5.0 million, respectively; and the outstanding MPF credit enhancement at these dates was $2.5 million and $2.5 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held the required stock investment of $8.1 million and no excess capital stock at June 30, 2015, as compared to the required investment of $7.1 million and no excess capital stock at June 30, 2014.

The FHLB – San Francisco did not redeem any capital stock in fiscal 2015, however the Bank purchased $1.0 million of capital stock. In fiscal 2014, $8.2 million of excess capital stock was redeemed and no capital stock was purchased.  In fiscal 2015, 2014 and 2013, the FHLB – San Francisco distributed $796,000, $793,000 and $438,000 of cash dividends, respectively, to the Bank.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2015	2014	2013

Balance outstanding at the end of year: FHLB – San Francisco advances	$91,367	$41,431	$106,491

Weighted-average rate at the end of year: FHLB – San Francisco advances	2.78%	3.18%	3.55%

Maximum amount of borrowings outstanding at any month end: FHLB – San Francisco advances	$131,384	$81,486	$126,542

Average short-term borrowings during the year with respect to:(1)
FHLB – San Francisco advances	$6,800	$13,333	$61,667

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB – San Francisco advances	0.22%	3.14%	3.87%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2015 and 2014 are as follows:

(Dollars in Thousands)	June 30,
	2015	2014
Within one year	$—	$—
Over one to two years	—	—
Over two to three years	10,059	—
Over three to four years	10,000	10,080
Over four to five years	—	10,000
Over five years	71,308	21,351
Total borrowings	$91,367	$41,431
Weighted average interest rate	2.78%	3.18%

Note 9: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there are no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements.

The Corporation utilizes the asset and liability method of accounting for income taxes whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. The provision for income taxes for the periods indicated consisted of the following:

(In Thousands)	Year Ended June 30,
	2015	2014	2013

Current:
Federal	$5,365	$4,272	$9,585
State	1,877	1,773	3,056
	7,242	6,045	12,641
Deferred:
Federal	17	(611)	2,454
State	18	(430)	1,821
	35	(1,041)	4,275
Provision for income taxes	$7,277	$5,004	$16,916

The Corporation's tax effect from non-qualified equity compensation in fiscal 2015, 2014 and 2013 was $(397,000), $(315,000) and $(92,000), respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2015		2014		2013
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$5,892	34.5%	$3,982	34.3%	$14,950	35.0%
State income tax	1,239	7.3%	813	7.0%	3,002	7.0%
Changes in taxes resulting from:
Bank-owned life insurance	(65)	(0.4)%	(65)	(0.6)%	(64)	(0.1)%
Non-deductible expenses	43	0.3%	30	0.3%	63	0.1%
Non-deductible stock-based compensation	139	0.8%	(22)	(0.2)%	82	0.2%
Release of FIN 48 tax liabilities	—	—%	—	—%	(825)	(1.9)%
Other	29	0.1%	266	2.3%	(292)	(0.7)%
Effective income tax	$7,277	42.6%	$5,004	43.1%	$16,916	39.6%

Deferred tax assets at June 30, 2015 and 2014 by jurisdiction were as follows:

(In Thousands)	June 30,
	2015	2014

Deferred taxes - federal	$4,204	$4,185
Deferred taxes - state	1,389	1,403
Total net deferred tax assets	$5,593	$5,588

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Net deferred tax assets at June 30, 2015 and 2014 were comprised of the following:

(In Thousands)	June 30,
	2015	2014

Loss reserves	$6,170	$6,852
Non-accrued interest	701	647
Deferred compensation	3,229	2,982
Accrued vacation	318	315
State taxes	138	131
Unrealized loss on equity investment	42	—
Other	663	507
Total deferred tax assets	11,261	11,434

FHLB - San Francisco stock cash dividends	(956)	(956)
Unrealized gain on derivative financial instruments, at fair value	(1,115)	(522)
Unrealized gain on loans held for sale, at fair value	—	(711)
Unrealized gain on investment securities	(255)	(254)
Unrealized gain on interest-only strips	(26)	(25)
Deferred loan costs	(3,076)	(2,862)
Depreciation	(240)	(516)
Total deferred tax liabilities	(5,668)	(5,846)
Net deferred tax assets	$5,593	$5,588

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2015 and 2014, the Corporation had no federal and state net tax loss carryforwards. Based on management's consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2015 and 2014 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

In fiscal year ended June 30, 2012, the Corporation recorded an $825,000 tax liability against the deferred tax asset as a result of a prior period adjustment for fiscal 2009 and an $825,000 charge against retained earnings in stockholders' equity, pursuant to ASC 740-10. The liability was established as a result of certain income items for tax reporting purposes from 2006 through 2007 resulting in an overpayment of taxes and an understatement of the deferred tax liability. The understatement was the result of the early recognition of taxable income in closed tax years that should have been recognized in open tax years. The prior period adjustment was presented as a reduction in other assets and retained earnings. The early recognition of this liability could have been argued by the Internal Revenue Service to not relieve the Corporation of once again recognizing that same taxable income in the appropriate subsequent open tax years. Therefore to eliminate this possibility, the Corporation pursued several remedies including filing a request for accounting method change with federal tax authorities to effectively recover the overpayment of taxes or eliminate any potential duplicate recognition. In August 2012, the Corporation received a notification from the tax authorities indicating the acceptance of the accounting method change attributable to the Corporation’s overstatement of certain income items.  As a result, the Corporation reversed the $825,000 tax liability which was recorded in the fiscal year ended June 30, 2012, decreasing the provision for income taxes for the fiscal year ended June 30, 2013.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 30, 2015, 2014, and 2013 is as follows:

(In Thousands)	2015	2014	2013
Balance of prior fiscal year end	$1,961	$1,961	$1,961
Additions based on tax positions related to the current year	—	—	—
Addition for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at June 30	$1,961	$1,961	$1,961

Retained earnings at June 30, 2015 included approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Tax years subsequent to fiscal 2010 remain subject to federal examination, while the California state tax returns for years subsequent to fiscal 2010 are subject to examination by state taxing authorities.  The Corporation believes that it has adequately provided or paid income tax obligations not yet resolved with federal and state tax authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal years ended June 30, 2015, 2014 and 2013, there were no tax penalties or interest charges.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The new minimum requirements call for a ratio of common equity Tier 1 capital ("CET1") to total risk-weighted assets (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a Tier1 leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Provident Financial Holdings, Inc. and the Bank do not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of the Bank's asset size, it is not considered an advanced approaches banking organization and elected to take the one-time option in the first quarter of calendar year 2015 to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in the Bank's capital calculations.

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

Under the new standards, in order to be considered well-capitalized, the Bank must have to have a CET1 capital ratio of 6.5% (new), a Tier 1 capital ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a Tier1 leverage ratio of 5% (unchanged).

At June 30, 2015, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at June 30, 2015 under the regulations of the OCC.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of June 30, 2015
Tier 1 leverage capital (to adjusted average assets)	$140,735	11.94%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)(1)	$140,735	19.24%	$32,923	4.50%	$47,555	6.50%
Tier 1 capital (to risk-weighted assets)	$140,735	19.24%	$43,897	6.00%	$58,529	8.00%
Total capital (to risk-weighted assets)	$149,886	20.49%	$58,529	8.00%	$73,161	10.00%

Provident Savings Bank, F.S.B.:

As of June 30, 2015
Tier 1 leverage capital (to adjusted average assets)	$125,946	10.68%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)(1)	$125,946	17.22%	$32,922	4.50%	$47,554	6.50%
Tier 1 capital (to risk-weighted assets)	$125,946	17.22%	$43,896	6.00%	$58,528	8.00%
Total capital (to risk-weighted assets)	$135,096	18.47%	$58,528	8.00%	$73,160	10.00%

As of June 30, 2014
Tier 1 leverage capital (to adjusted assets)	$138,490	12.53%	$44,198	4.00%	$55,247	5.00%
Tier 1 capital (to risk-weighted assets)	$138,490	18.72%	$29,593	4.00%	$44,390	6.00%
Total capital (to risk-weighted assets)	$147,817	19.98%	$59,186	8.00%	$73,983	10.00%

(1) The CET1 capital ratio became effective January 1, 2015, it is not applicable for earlier periods.

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

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.   The Federal Reserve Board or the OCC may object to a capital distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test.  In fiscal 2015, 2014 and 2013, the Bank declared $25.0 million, $27.5 million and $10.0 million of cash dividends to its parent, the Corporation, respectively.

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of a participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $880,000, $707,000 and $852,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2015 and 2014, the accrued liability of the post-retirement compensation agreements was $4.8 million and $4.7 million, respectively; costs are being accrued and expensed annually.  For fiscal 2015 and 2014, the accrued expense for these liabilities was $67,000 and $351,000, respectively, net of recovery of $171,000 and $0, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2015 and 2014, the total outstanding cash surrender value of the BOLI was $6.9 million and $6.7 million, respectively.  For fiscal 2015, 2014 and 2013, the total net non-taxable income from the BOLI was $252,000, $190,000 and $182,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2015, there were 70,000 shares that were purchased in the open market to fulfill the annual discretionary allocation for calendar 2015 and 2014. This compares to fiscal 2014 when the Corporation purchased 35,781 shares in the open market to fulfill the annual discretionary allocation for calendar 2014 and 2013. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2015, 2014 and 2013 was $1.1 million, $558,000 and $1.4 million, respectively.  Available ESOP shares are allocated every calendar year end and the total shares allocated at December 31, 2014, 2013 and 2012 were 60,000 shares each year.

Note 12: Incentive Plans

As of June 30, 2015, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan ("2013 Plan"), 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan. For the years ended June 30, 2015, 2014 and 2013, the compensation cost for these plans was $1.5 million, $526,000 and $768,000, respectively.  Net income tax (benefit) expense recognized in the Consolidated Statements of Operations for share-based compensation plans for the years ended June 30, 2015, 2014 and 2013 was $(397,000), $315,000 and $92,000, respectively.

Equity Incentive Plans.  The Corporation established and the shareholders approved the 2013 Plan, the 2010 Plan and the 2006 Plan for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock.  The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

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

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected volatility	53.7%	55.1%	55.2%
Weighted-average volatility	53.7%	55.1%	55.2%
Expected dividend yield	3.0%	2.6%	1.2%
Expected term (in years)	7.2	7.7	7.7
Risk-free interest rate	2.2%	2.3%	1.2%

In fiscal 2015, there were 369,000 options granted under the Plans with 50% vesting after two years of service and 50% vesting after four years of service and the weighted-average fair value of the options granted as of the grant date was $6.06 per option. Also in fiscal 2015, 52,500 options were exercised and 3,000 options were forfeited.

In fiscal 2014, there were 20,000 options granted under the Plans with 50% vesting after two years of service and 50% vesting after four years of service and the weighted-average fair value of the options granted as of the grant date was $6.80 per option. Also in fiscal 2014, 52,500 options were exercised and 31,300 options were forfeited.

In fiscal 2013, there were 20,000 options granted under the Plans with with 50% vesting after two years of service and 50% vesting after four years of service and the weighted-average fair value of the options granted as of the grant date was $8.35 per option. Also in fiscal 2013, 42,000 options were exercised and 24,000 options were forfeited.

As of June 30, 2015 and 2014, there were 133,750 options and 499,750 options, respectively, available for future grants under the Plans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2015, 2014 and 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2012	757,800	$12.13
Granted	20,000	$16.47
Exercised	(42,000)	$7.03
Forfeited	(24,000)	$7.41
Outstanding at June 30, 2013	711,800	$12.71	6.43	$4,429
Vested and expected to vest at June 30, 2013	668,900	$12.99	6.32	$4,100
Exercisable at June 30, 2013	497,300	$14.62	5.71	$2,785

Outstanding at June 30, 2013	711,800	$12.71
Granted	20,000	$15.14
Exercised	(52,500)	$7.34
Forfeited	(31,300)	$20.64
Outstanding at June 30, 2014	648,000	$12.84	5.55	$3,680
Vested and expected to vest at June 30, 2014	603,400	$13.13	5.42	$3,386
Exercisable at June 30, 2014	425,000	$14.89	4.60	$2,212

Outstanding at June 30, 2014	648,000	$12.84
Granted	369,000	$14.59
Exercised	(52,500)	$7.19
Forfeited	(3,000)	$7.43
Outstanding at June 30, 2015	961,500	$13.83	6.35	$4,578
Vested and expected to vest at June 30, 2015	881,700	$13.76	6.09	$4,412
Exercisable at June 30, 2015	562,500	$13.24	4.34	$3,750

As of June 30, 2015 and 2014, there was $2.1 million and $392,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.2 years and 1.0 year, respectively.  The forfeiture rate during fiscal 2015 and 2014 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In fiscal 2015, a total of 185,000 shares of restricted stock were awarded with 50% vesting after two years of service and 50% vesting after four years of service, while 65,000 shares were vested and distributed and 1,500 shares were forfeited. In fiscal 2014, a total of 15,000 shares of restricted stock were awarded with 50% vesting after two years of service and 50% vesting after four years of service, while no shares were vested or distributed and 5,750 shares were forfeited. In fiscal 2013, no restricted stock was awarded, while 73,050 shares were vested and distributed and 1,500 shares were forfeited. As of June 30, 2015 and 2014, there were 276,850 and 460,350 shares, respectively, available for future awards.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following table summarizes the restricted stock activity in the years ended June 30, 2015, 2014 and 2013:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2012	146,800	$7.13
Awarded	—	$—
Vested	(73,050)	$7.19
Forfeited	(1,500)	$7.07
Unvested at June 30, 2013	72,250	$7.07
Expected to vest at June 30, 2013	57,800	$7.07

Unvested at June 30, 2013	72,250	$7.07
Awarded	15,000	$13.96
Vested	—	$—
Forfeited	(5,750)	$7.07
Unvested at June 30, 2014	81,500	$8.34
Expected to vest at June 30, 2014	65,200	$8.34

Unvested at June 30, 2014	81,500	$8.34
Awarded	185,000	$13.30
Vested	(65,000)	$7.07
Forfeited	(1,500)	$7.07
Unvested at June 30, 2015	200,000	$13.35
Expected to vest at June 30, 2015	160,000	$13.35

As of June 30, 2015 and 2014, the unrecognized compensation expense was $2.2 million and $472,000, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.2 years and 2.1 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2015 and 2014.  For the fiscal years ended June 30, 2015, 2014 and 2013, the fair value of shares vested and distributed was $1.1 million, $0 and $1.1 million, respectively.

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

In fiscal 2015, 2014 and 2013, there was no activity under the Stock Option Plans, except forfeitures of 25,000 shares, 317,700 shares and 7,500 shares, respectively. As of June 30, 2015 and 2014, there were no stock options available for future grants under the Stock Option Plans.  The remaining available stock options under the 2003 Stock Option Plan and the 1996 Stock Option Plan expired in November 2013 and January 2007, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following is a summary of the activity in the Stock Option Plans for the years ended June 30, 2015, 2014 and 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2012	420,200	$24.11
Granted	—	$—
Exercised	—	$—
Forfeited	(7,500)	$13.67
Outstanding at June 30, 2013	412,700	$24.30	1.51	$—
Vested and expected to vest at June 30, 2013	412,700	$24.30	1.51	$—
Exercisable at June 30, 2013	412,700	$24.30	1.51	$—

Outstanding at June 30, 2013	412,700	$24.30
Granted	—	$—
Exercised	—	$—
Forfeited	(317,700)	$24.58
Outstanding at June 30, 2014	95,000	$23.33	2.06	$—
Vested and expected to vest at June 30, 2014	95,000	$23.33	2.06	$—
Exercisable at June 30, 2014	95,000	$23.33	2.06	$—

Outstanding at June 30, 2014	95,000	$23.33
Granted	—	$—
Exercised	—	$—
Forfeited	(25,000)	$24.80
Outstanding at June 30, 2015	70,000	$22.81	1.69	$—
Vested and expected to vest at June 30, 2015	70,000	$22.81	1.69	$—
Exercisable at June 30, 2015	70,000	$22.81	1.69	$—

As of June 30, 2015 and 2014, there was no unrecognized compensation expense.

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

As of June 30, 2015, 2014 and 2013, there were outstanding options to purchase 1.0 million shares, 743,000 shares and 1.1 million shares of the Corporation’s common stock, respectively, of which 224,000 shares, 269,000 shares and 606,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2015, 2014 and 2013, there were outstanding restricted stock awards of 200,000 shares, 81,500 shares and 72,250 shares, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2015, 2014 and 2013, respectively:

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$9,803	8,996,952	$1.09
Effect of dilutive shares:
Stock options		115,341
Restricted stock		61,564
Diluted EPS	$9,803	9,173,857	$1.07

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$6,606	9,926,323	$0.67
Effect of dilutive shares:
Stock options		153,219
Restricted stock		31,243
Diluted EPS	$6,606	10,110,785	$0.65

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$25,797	10,601,145	$2.43
Effect of dilutive shares:
Stock options		160,861
Restricted stock		73,194
Diluted EPS	$25,797	10,835,200	$2.38

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

On December 17, 2012, a lawsuit was filed against the Bank claiming damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-exempt, the resulting failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting penalties and to provide accurate wage statements. The plaintiff seeks unspecified monetary relief. The Bank believes that there are substantial defenses to this lawsuit and has defended vigorously. The Bank has an outstanding $275,000 litigation reserve in the event the Bank is subjected to an unfavorable litigation result.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:

Amount
Year Ending June 30,	(In Thousands)

2016	$2,107
2017	1,455
2018	964
2019	629
2020	168
Thereafter	37
Total minimum payments required	$5,360

Lease expense under operating leases was approximately $2.3 million, $2.4 million and $2.2 million for the years ended June 30, 2015, 2014 and 2013, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breeched representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of June 30, 2015, the Bank maintained a recourse liability related to these representations and warranties of $456,000, which consisted of $300,000 in non-contingent recourse liability and $156,000 in contingent recourse liability.  This compares to a recourse liability of $584,000 at June 30, 2014, comprised of $300,000 in non-contingent recourse liability and $284,000 in contingent recourse liability.  In addition, the Bank maintained a recourse liability of $267,000 and $274,000 at June 30, 2015 and 2014, respectively, for loans sold to the FHLB – San Francisco under the MPF program, and a recourse liability of $45,000 and $46,000 at June 30, 2015 and 2014, respectively, for lender paid FHA mortgage insurance commitments.

In the ordinary course of business, the Corporation enters into contracts with third parties under which the third parties provide services on behalf of the Corporation.  In many of these contracts, the Corporation agrees to indemnify the third party service provider under certain circumstances.  The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.  The Corporation also enters into other contracts and agreements; such as, loan sale agreements, litigation settlement agreements, confidentiality agreements, loan servicing agreements, leases and subleases, among others, in which the Corporation agrees to indemnify third parties for acts by the Corporation’s agents, assignees and/or sub-lessees, and employees.  Due to the nature of these indemnification provisions, the Corporation cannot calculate its aggregate potential exposure.

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

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of June 30, 2015 and 2014, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $144.3 million and $134.8 million, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

Commitments	June 30, 2015	June 30, 2014
(Dollars In Thousands)
Undisbursed loan funds – Construction loans	$3,359	$1,090
Undisbursed lines of credit – Mortgage loans	414	616
Undisbursed lines of credit – Commercial business loans	822	1,222
Undisbursed lines of credit – Consumer loans	708	774
Commitments to extend credit on loans to be held for investment	4,745	2,247
Total	$10,048	$5,949

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA MBS trades, put option contracts and call option contracts are recorded at fair value on the Consolidated Statements of Financial Condition.  At June 30, 2015, $2.6 million was included in other assets and $208,000 was included in other liabilities; at June 30, 2014, $2.6 million was included in other assets and $1.4 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in the Consolidated Statements of Operations.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2015 and 2014:

	For the Year Ended June 30,
(In Thousands)	2015	2014
Balance, beginning of the year	$61	$115
Provision (recovery)	15	(54)
Balance, end of the year	$76	$61

The net impact of derivative financial instruments on the gain on sale of loans contained in the Consolidated Statements of Operations for the years ended June 30, 2015, 2014 and 2013 was as follows:

(In Thousands)	For the Year Ended June 30,
Derivative Financial Instruments	2015	2014	2013

Commitments to extend credit on loans to be held for sale	$(1,067)	$3,598	$(5,013)
Mandatory loan sale commitments and TBA MBS trades	2,169	(8,233)	8,121
Option contracts	(168)	(18)	214
Total net gain (loss)	$934	$(4,653)	$3,322

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The outstanding derivative financial instruments at the dates indicated were as follows:

(In Thousands)	June 30, 2015		June 30, 2014
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value

Commitments to extend credit on loans to be held for sale(1)	$139,565	$1,499	$132,567	$2,566
Best efforts loan sale commitments	(36,908)	—	(18,069)	—
Mandatory loan sale commitments and TBA MBS trades	(320,197)	741	(258,021)	(1,428)
Option contracts	4,000	192	(10,000)	—
Total	$(213,540)	$2,432	$(153,523)	$1,138

(1)	Net of 26.9% at June 30, 2015 and 28.0% at June 30, 2014 of commitments, which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of June 30, 2015:
Loans held for investment, at fair value	$4,518	$4,495	$23
Loans held for sale, at fair value	$224,715	$219,143	$5,572

As of June 30, 2014:
Loans held for sale, at fair value	$158,883	$152,192	$6,691

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
June 30, 2015

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities, loans held for investment carried at fair value, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, MSA and real estate owned are measured at fair value on a nonrecurring basis.

Investment securities are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS, a privately issued CMO and common stock of a community development financial institution.  The Corporation utilizes quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2), broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3) and a relative value analysis for the common stock in non-active markets (Level 3).

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

Loans held for investment at fair value are primarily single-family loans which have been transferred from held for sale.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments, observable market prices or current appraised value of the underlying collateral.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan (Level 2).

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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
June 30, 2015

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$7,906	$—	$7,906
U.S. government sponsored enterprise MBS	—	5,387	—	5,387
Private issue CMO	—	—	717	717
Common stock - community development financial institution	—	—	151	151
Investment securities	—	13,293	868	14,161

Loans held for investment, at fair value	—	4,518	—	4,518
Loans held for sale, at fair value	—	224,715	—	224,715
Interest-only strips	—	—	63	63

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,636	1,636
TBA MBS trades	—	812	—	812
Option contracts	—	—	192	192
Derivative assets	—	812	1,828	2,640
Total assets	$—	$243,338	$2,759	$246,097

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$137	$137
Mandatory loan sale commitments	—	—	71	71
Derivative liabilities	—	—	208	208
Total liabilities	$—	$—	$208	$208

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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
June 30, 2015

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock(1)	Interest- Only Strips	Loan Commit- ments to Originate(2)	Manda- tory Commit- ments(3)	Option Contracts	Total
Beginning balance at June 30, 2014	$853	$—	$62	$2,566	$(93)	$—	$3,388
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	(1,067)	(15)	(168)	(1,250)
Included in other comprehensive loss	(3)	(99)	1	—	—	—	(101)
Purchases	—	250	—	—	—	932	1,182
Issuances	—	—	—	—	—	—	—
Settlements	(133)	—	—	—	37	(572)	(668)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at June 30, 2015	$717	$151	$63	$1,499	$(71)	$192	$2,551

(1)	Common stock - community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest- Only Strips	Loan Commit- ments to Originate(1)	Manda- tory Commit- ments(2)	Option Contracts	Total
Beginning balance at June 30, 2013	$1,019	$98	$(1,032)	$83	$589	$757
Total gains or losses (realized/unrealized):
Included in earnings	—	—	3,598	(207)	(18)	3,373
Included in other comprehensive loss	28	(36)	—	—	—	(8)
Purchases	—	—	—	—	603	603
Issuances	—	—	—	—	—	—
Settlements	(194)	—	—	31	(1,174)	(1,337)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at June 30, 2014	$853	$62	$2,566	$(93)	$—	$3,388

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,816	$2,130	$13,946
Mortgage servicing assets	—	—	269	269
Real estate owned, net	—	2,398	—	2,398
Total	$—	$14,214	$2,399	$16,613

	Fair Value Measurement at June 30, 2014 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$10,910	$5,026	$15,936
Mortgage servicing assets	—	—	241	241
Real estate owned, net	—	2,467	—	2,467
Total	$—	$13,377	$5,267	$18,644

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2015:

(Dollars In Thousands)	Fair Value As of June 30, 2015	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$717	Market comparable pricing	Comparability adjustment	0.1% - 1.5% (1.2%)	Increase

Securities available-for sale: Common stock(3)	$151	Relative value analysis	Adjusted book value	$ 38.6 million	Increase

Non-performing loans	$89	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$2,041	Relative value analysis	Loss severity	20.0% - 38.0% (21.3%)	Decrease

Mortgage servicing assets	$269	Discounted cash flow	Prepayment speed (CPR) Discount rate	10.1% - 60.0% (19.0%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$63	Discounted cash flow	Prepayment speed (CPR) Discount rate	16.0% - 24.0% (18.0%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$1,636	Relative value analysis	TBA MBS broker quotes Fall-out ratio(4)	97.5% – 104.5% (101.8%) of par 20.8% - 27.4% (26.9%)	Decrease Decrease

Option contracts	$192	Relative value analysis	Broker quotes	126.2% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$137	Relative value analysis	TBA MBS broker quotes Fall-out ratio(4)	99.4% – 104.0% (101.9%) of par 20.8% - 27.4% (26.9%)	Increase Increase

Mandatory loan sale commitments	$71	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs(5)	100.6% - 103.3% (102.7%) of par 100.5% - 105.7% (101.5%) of par 0.0062%	Increase Increase Increase

(1)	The range is based on the historical estimated fair values and management estimates.

(2)
Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(3)	Common stock of a community development financial institution.

(4)	The percentage of commitments to extend credit on loans to be held for sale which management has estimated may not fund.

(5)	An estimated cost to roll forward the mandatory loan sale commitments which management has estimated may not be delivered to the corresponding investors in a timely manner.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment speeds, discount rates, TBA MBS quotes, fallout ratios, investor quotes and roll-

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2015 and 2014 were as follows:

	June 30, 2015
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$809,716	$815,385	$—	$—	$815,385
FHLB – San Francisco stock	$8,094	$8,094	$—	$8,094	$—

Financial liabilities:
Deposits	$924,086	$895,664	$—	$—	$895,664
Borrowings	$91,367	$93,219	$—	$—	$93,219

	June 30, 2014
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$772,141	$778,851	$—	$—	$778,851
FHLB – San Francisco stock	$7,056	$7,056	$—	$7,056	$—

Financial liabilities:
Deposits	$897,870	$875,440	$—	$—	$875,440
Borrowings	$41,431	$44,424	$—	$—	$44,424

Loans held for investment, not recorded at fair value: For loans that reprice frequently at market rates, the carrying amount approximates the fair value.  For fixed-rate loans, the fair value is determined by either (i) discounting the estimated future cash flows of such loans over their estimated remaining contractual maturities using a current interest rate at which such loans would be made to borrowers, or (ii) quoted market prices. The allowance for loan losses is subtracted as an estimate of the underlying credit risk.

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
June 30, 2015

are determined from the independent management services or brokers; while the fair value of MSA and interest-only strips are determined using the internally developed models which are based on discounted cash flow analysis.  The fair value of non-performing loans is determined by calculating discounted cash flows, relative value analysis or collateral value, less selling costs.

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the fiscal year ended June 30, 2015, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

The following tables illustrate the Corporation’s operating segments for the fiscal years ended June 30, 2015, 2014 and 2013, respectively:

	For the Year Ended June 30, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$28,105	$5,170	$33,275
Recovery from the allowance for loan losses	(1,287)	(100)	(1,387)
Net interest income, after recovery from the allowance for loan losses	29,392	5,270	34,662

Non-interest income:
Loan servicing and other fees	361	724	1,085
Gain on sale of loans, net	36	34,174	34,210
Deposit account fees	2,412	—	2,412
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	304	(22)	282
Card and processing fees	1,406	—	1,406
Other	992	—	992
Total non-interest income	5,511	34,876	40,387

Non-interest expense:
Salaries and employee benefits	18,295	23,323	41,618
Premises and occupancy	2,944	1,722	4,666
Operating and administrative expenses	4,602	7,083	11,685
Total non-interest expense	25,841	32,128	57,969
Income before taxes	9,062	8,018	17,080
Provision for income taxes	3,906	3,371	7,277
Net income	$5,156	$4,647	$9,803
Total assets, end of period	$949,490	$225,065	$1,174,555

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

(In Thousands)	Year Ended June 30, 2014
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$26,734	$3,989	$30,723
Recovery from the allowance for loan losses	(3,080)	(300)	(3,380)
Net interest income, after recovery from the allowance for loan losses	29,814	4,289	34,103

Non-interest income:
Loan servicing and other fees	504	573	1,077
Gain on sale of loans, net	411	25,388	25,799
Deposit account fees	2,469	—	2,469
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	15	3	18
Card and processing fees	1,370	—	1,370
Other	942	—	942
Total non-interest income	5,711	25,964	31,675

Non-interest expense:
Salaries and employee benefits	15,435	22,609	38,044
Premises and occupancy	2,601	1,867	4,468
Operating and administrative expenses	4,272	7,384	11,656
Total non-interest expenses	22,308	31,860	54,168
Income (loss) before income taxes	13,217	(1,607)	11,610
Provision (benefit) for income taxes	5,629	(625)	5,004
Net income (loss)	$7,588	$(982)	$6,606
Total assets, end of fiscal year	$946,260	$159,369	$1,105,629

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

(In Thousands)	Year Ended June 30, 2013
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$27,835	$5,522	$33,357
Recovery from the allowance for loan losses	(1,229)	(270)	(1,499)
Net interest income, after recovery from the allowance for loan losses	29,064	5,792	34,856

Non-interest income:
Loan servicing and other fees	903	190	1,093
(Loss) gain on sale of loans, net	(84)	68,577	68,493
Deposit account fees	2,449	—	2,449
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	703	213	916
Card and processing fees	1,292	—	1,292
Other	957	—	957
Total non-interest income	6,220	68,980	75,200

Non-interest expense:
Salaries and employee benefits	17,745	32,705	50,450
Premises and occupancy	2,705	1,727	4,432
Operating and administrative expenses	4,636	7,825	12,461
Total non-interest expenses	25,086	42,257	67,343
Income before income taxes	10,198	32,515	42,713
Provision for income taxes	3,245	13,671	16,916
Net income	$6,953	$18,844	$25,797
Total assets, end of fiscal year	$1,022,413	$188,628	$1,211,041

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the fiscal years ended June 30, 2015, 2014 and 2013 were $508,000, $216,000 and $73,000, respectively.

3.
PBM receives a discount (loss on sale of loans) or a premium (gain on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The (loss) gain on sale of loans in the fiscal years ended June 30, 2015, 2014 and 2013 was $(106,000), $12,000 and $16,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the fiscal years ended June 30, 2015, 2014 and 2013 were $109,000, $74,000 and $110,000, respectively.

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the fiscal years ended June 30, 2015, 2014 and 2013 were $370,000, $360,000 and $321,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the fiscal years ended June 30, 2015, 2014 and 2013 were $113,000, $133,000 and $240,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the fiscal years ended June 30, 2015, 2014 and 2013 were $193,000, $194,000 and $186,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the fiscal years ended June 30, 2015, 2014 and 2013 was $1.8 million, $1.9 million and $1.7 million, respectively.

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2015 and 2014 and condensed statements of operations, comprehensive income and cash flows for the fiscal years ended June 30, 2015, 2014 and 2013.

Immaterial restatement of prior year holding company condensed financial information:
Subsequent to the issuance of the Corporation’s June 30, 2014 consolidated financial statements, management concluded that dividends received by the Holding Company from the Bank represent a return on investment rather than a return of investment and should be presented as cash from operating activities rather than cash from investing activities, to conform to ASC 230-10-45-16. The Corporation has determined that the restatement to correct for the error is immaterial to the financial statements for all respective prior periods.  The impact of the restatement on the following line items within the condensed statements of operations is as follows for the years ended June 30, 2014 and 2013, respectively: (i) increase to dividend from Bank by $27.5 million and $10.0 million; and (ii) decrease to equity in undistributed earnings of the Bank by $27.5 million and $10.0 million.  In addition, the impact of the restatement on the following line items within the condensed statements of cash flows is as follows for the years ended June 30, 2014 and 2013, respectively: (i) increase to equity in undistributed earnings of the Bank and to net cash flows from operating activities of $27.5 million and $10.0 million; and (ii) decrease to net cash flows from investing activities of $27.5 million and $10.0 million.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2015	2014

Assets
Cash and cash equivalents	$14,829	$6,627
Investment in subsidiary	126,348	139,252
Other assets	20	19
	$141,197	$145,898

Liabilities and Stockholders’ Equity
Other liabilities	$60	$36
Stockholders’ equity	141,137	145,862
	$141,197	$145,898

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2015	2014	2013

Dividend from the Bank	$25,000	$27,500	$10,000
Interest and other income	57	20	9
Total income	25,057	27,520	10,009

General and administrative expenses	860	838	791
Earnings before income taxes and equity in undistributed earnings of the Bank	24,197	26,682	9,218

Income tax benefit	(337)	(337)	(329)
Earnings before equity in undistributed earnings of the Bank	24,534	27,019	9,547

Equity in undistributed earnings of the Bank	(14,731)	(20,413)	16,250
Net income	$9,803	$6,606	$25,797

Condensed Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2015	2014	2013

Net income	$9,803	$6,606	$25,797

Other comprehensive income	—	—	—

Total comprehensive income	$9,803	$6,606	$25,797

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2015	2014	2013

Cash flows from operating activities:
Net income	$9,803	$6,606	$25,797
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	14,731	20,413	(16,250)
(Increase) decrease in other assets	(1)	40	20
Increase (decrease) in other liabilities	24	(203)	201
Net cash provided by operating activities	24,557	26,856	9,768

Cash flow from investing activities:

Net cash provided by investing activities	—	—	—

Cash flow from financing activities:
Exercise of stock options	380	385	296
Treasury stock purchases	(12,680)	(17,182)	(8,959)
Cash dividends	(4,055)	(3,964)	(2,541)
Net cash used for financing activities	(16,355)	(20,761)	(11,204)
Net increase (decrease) in cash and cash equivalents	8,202	6,095	(1,436)
Cash and cash equivalents at beginning of year	6,627	532	1,968
Cash and cash equivalents at end of year	$14,829	$6,627	$532

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Note 19: Quarterly Results of Operations (Unaudited)

The following tables set forth the quarterly financial data for the fiscal years ended June 30, 2015 and 2014:

	For Fiscal Year 2015
(Dollars In Thousands, Except Per Share Amount)	For the Year Ended June 30, 2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$39,696	$10,594	$9,937	$9,656	$9,509
Interest expense	6,421	1,744	1,559	1,546	1,572
Net interest income	33,275	8,850	8,378	8,110	7,937

Recovery from the allowance for loan losses	(1,387)	(104)	(111)	(354)	(818)
Net interest income, after recovery from the allowance for loan losses	34,662	8,954	8,489	8,464	8,755

Non-interest income	40,387	10,511	11,269	9,497	9,110
Non-interest expense	57,969	15,150	15,168	13,912	13,739
Income before income taxes	17,080	4,315	4,590	4,049	4,126

Provision for income taxes	7,277	1,830	1,990	1,721	1,736
Net income	$9,803	$2,485	$2,600	$2,328	$2,390

Basic earnings per share	$1.09	$0.29	$0.29	$0.26	$0.26
Diluted earnings per share	$1.07	$0.28	$0.29	$0.25	$0.25

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

Note 20: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the fiscal years ended June 30, 2015, 2014 and 2013:

	Unrealized Gains and Losses on
(Dollars In Thousands, Net of Statutory Taxes)	Investment Securities Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2012	$552	$74	$626

Other comprehensive loss before reclassifications	(54)	(18)	(72)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(54)	(18)	(72)

Ending balance at June 30, 2013	498	56	554

Other comprehensive loss before reclassifications	(147)	(21)	(168)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(147)	(21)	(168)

Ending balance at June 30, 2014	351	35	386

Other comprehensive (loss) income before reclassifications	(57)	2	(55)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(57)	2	(55)

Ending balance at June 30, 2015	$294	$37	$331

There were no significant items reclassified out of AOCI for the fiscal years ended June 30, 2015, 2014 and 2013.

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
June 30, 2015

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation’s Consolidated Statements of Financial Condition, and the gross amount not offset in the Corporation’s Consolidated Statements of Financial Condition as of the dates indicated.

As of June 30, 2015:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$1,004	$—	$1,004	$—	$—	$1,004
Total	$1,004	$—	$1,004	$—	$—	$1,004

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$71	$—	$71	$—	$—	$71
Total	$71	$—	$71	$—	$—	$71

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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

Note 22: Subsequent Event

On July 21, 2015, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per share.  Shareholders of the Corporation’s common stock at the close of business on August 11, 2015 were entitled to receive the cash dividend, which was paid on September 1, 2015.

Exhibit Index

13	2015 Annual Report to Stockholders

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.