Form 10-Q
period 2015-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2015-11-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 2, 2015
Common stock, $ 0.01 par value, per share	8,432,678 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2015 and June 30, 2015	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2015 and 2014	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters Ended September 30, 2015 and 2014	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2015 and 2014	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2015 and 2014	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	42
	Safe-Harbor Statement	43
	Critical Accounting Policies	44
	Executive Summary and Operating Strategy	46
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	47
	Comparison of Financial Condition at September 30, 2015 and June 30, 2015	47
	Comparison of Operating Results
	for the Quarters Ended September 30, 2015 and 2014	49
	Asset Quality	54
	Loan Volume Activities	63
	Liquidity and Capital Resources	64
	Supplemental Information	66

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	67

ITEM 4 -	Controls and Procedures	68

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	69
ITEM 1A -	Risk Factors	69
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	69
ITEM 3 -	Defaults Upon Senior Securities	70
ITEM 4 -	Mine Safety Disclosures	70
ITEM 5 -	Other Information	70
ITEM 6 -	Exhibits	70

SIGNATURES		73

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
In Thousands, Except Share Information

	(Unaudited)
	September 30, 2015	June 30, 2015
Assets
Cash and cash equivalents	$156,146	$81,403
Investment securities – held to maturity, at cost	800	800
Investment securities – available for sale, at fair value	13,461	14,161
Loans held for investment, net of allowance for loan losses of $9,034 and $8,724, respectively; includes $4,036 and $4,518 at fair value, respectively	805,686	814,234
Loans held for sale, at fair value	163,644	224,715
Accrued interest receivable	2,640	2,839
Real estate owned, net	3,674	2,398
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,094	8,094
Premises and equipment, net	5,259	5,417
Prepaid expenses and other assets	17,833	20,494

Total assets	$1,177,237	$1,174,555

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$68,101	$67,538
Interest-bearing deposits	856,765	856,548
Total deposits	924,866	924,086

Borrowings	91,351	91,367
Accounts payable, accrued interest and other liabilities	21,766	17,965
Total liabilities	1,037,983	1,033,418

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,779,865 and 17,766,865 shares issued; 8,429,678 and 8,634,607 shares outstanding, respectively)	178	177
Additional paid-in capital	89,278	88,893
Retained earnings	189,617	188,206
Treasury stock at cost (9,350,187 and 9,132,258 shares, respectively)	(140,119)	(136,470)
Accumulated other comprehensive income, net of tax	300	331

Total stockholders’ equity	139,254	141,137

Total liabilities and stockholders’ equity	$1,177,237	$1,174,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended September 30,
	2015	2014
Interest income:
Loans receivable, net	$9,490	$9,195
Investment securities	67	76
FHLB – San Francisco stock	200	144
Interest-earning deposits	100	94
Total interest income	9,857	9,509

Interest expense:
Checking and money market deposits	117	104
Savings deposits	168	157
Time deposits	858	976
Borrowings	648	335
Total interest expense	1,791	1,572

Net interest income	8,066	7,937
Recovery from the allowance for loan losses	(38)	(818)
Net interest income, after recovery from the allowance for loan losses	8,104	8,755

Non-interest income:
Loan servicing and other fees	111	268
Gain on sale of loans, net	8,924	7,652
Deposit account fees	610	626
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	229	(19)
Card and processing fees	362	356
Other	213	227
Total non-interest income	10,449	9,110

Non-interest expense:
Salaries and employee benefits	10,792	9,581
Premises and occupancy	1,108	1,348
Equipment	379	472
Professional expenses	500	464
Sales and marketing expenses	262	331
Deposit insurance premiums and regulatory assessments	262	273
Other	1,057	1,270
Total non-interest expense	14,360	13,739

Income before income taxes	4,193	4,126
Provision for income taxes	1,750	1,736
Net income	$2,443	$2,390

Basic earnings per share	$0.29	$0.26
Diluted earnings per share	$0.28	$0.25
Cash dividends per share	$0.12	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended September 30,
	2015	2014
Net income	$2,443	$2,390

Change in unrealized holding loss on securities available for sale	(53)	(16)
Reclassification of (gains) losses to net income	—	—
Other comprehensive loss, before income taxes	(53)	(16)

Income tax benefit	(22)	(7)
Other comprehensive loss	(31)	(9)

Total comprehensive income	$2,412	$2,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended September 30, 2015 and 2014:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2015	8,634,607	$177	$88,893	$188,206	$(136,470)	$331	$141,137

Net income				2,443			2,443
Other comprehensive loss						(31)	(31)
Purchase of treasury stock(1)	(220,429)				(3,649)		(3,649)
Exercise of stock options	13,000	1	95				96
Distribution of restricted stock	2,500						—
Amortization of restricted stock			161				161
Stock options expense			128				128
Tax effect from stock based compensation			1				1
Cash dividends(2)				(1,032)			(1,032)

Balance at September 30, 2015	8,429,678	$178	$89,278	$189,617	$(140,119)	$300	$139,254

(1) Includes the repurchase of 4,500 shares from a cashless stock option exercise.
(2) Cash dividends of $0.12 per share were paid in the quarter ended September 30, 2015.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2014	9,312,269	$177	$88,259	$182,458	$(125,418)	$386	$145,862

Net income				2,390			2,390
Other comprehensive loss						(9)	(9)
Purchase of treasury stock	(162,204)				(2,398)		(2,398)
Exercise of stock options	2,000	—	14				14
Amortization of restricted stock			59				59
Awards of restricted stock			(1,641)		1,641		—
Stock options expense			84				84
Tax effect from stock based compensation			(16)				(16)
Cash dividends(1)				(1,023)			(1,023)

Balance at September 30, 2014	9,152,065	$177	$86,759	$183,825	$(126,175)	$377	$144,963

(1) Cash dividends of $0.11 per share were paid in the quarter ended September 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,443	$2,390
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	307	611
Recovery from the allowance for loan losses	(38)	(818)
Unrealized gain on real estate owned	(161)	(17)
Gain on sale of loans, net	(8,924)	(7,652)
(Gain) loss on sale of real estate owned, net	(30)	9
Stock-based compensation	289	143
(Benefit) provision for deferred income taxes	(632)	176
Tax effect from stock based compensation	(1)	16
Increase (decrease) in accounts payable and other liabilities	1,617	(366)
Decrease in prepaid expenses and other assets	1,711	1,852
Loans originated for sale	(540,289)	(513,770)
Proceeds from sale of loans	613,940	498,413
Net cash provided by (used for) operating activities	70,232	(19,013)

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	7,289	(16,774)
Principal payments from investment securities available for sale	650	780
Purchase of investment securities available for sale	—	(250)
Proceeds from sale of real estate owned	463	502
Purchase of premises and equipment	(71)	(168)
Net cash provided by (used for) investing activities	8,331	(15,910)

Cash flows from financing activities:
Increase in deposits, net	780	4,562
Repayments of long-term borrowings	(16)	(15)
Exercise of stock options	96	14
Tax effect from stock based compensation	1	(16)
Cash dividends	(1,032)	(1,023)
Treasury stock purchases	(3,649)	(2,398)
Net cash (used for) provided by financing activities	(3,820)	1,124

Net increase (decrease) in cash and cash equivalents	74,743	(33,799)
Cash and cash equivalents at beginning of period	81,403	118,937
Cash and cash equivalents at end of period	$156,146	$85,138
Supplemental information:
Cash paid for interest	$1,788	$1,562
Cash paid for income taxes	$—	$—
Transfer of loans held for sale to held for investment	$1,552	$678
Real estate acquired in the settlement of loans	$1,006	$927

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2015 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2015.  The results of operations for the quarter ended September 30, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2014-04:
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments in this ASU are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Holding foreclosed real estate property presents different operational and economic risk to creditors compared with holding an impaired loan. Therefore, consistency in the timing of loan derecognition and presentation of foreclosed real estate properties is of qualitative significance to users of the creditor’s financial statements. Additionally, the disclosure of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure is expected to provide decision-useful information to many users of the creditor’s financial statements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation's adoption of this ASU did not have a material impact on its consolidated financial statements.

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

ASU 2015-05:
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this ASU supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Corporation's adoption of this ASU is not expected have a material impact on its consolidated financial statements.

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

ASU 2015-12:
In July 2015, the FASB issued ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force)." The amendments of this ASU (i) require fully benefit-responsive investment contracts to be measured, presented and disclosed only at contract value, not fair value; (ii) simplify the investment disclosure requirements; and (iii) provide a measurement date practical expedient for employee benefit plans. This ASU is effective for fiscal years beginning after December 15, 2015, earlier adoption is permitted. The Corporation's adoption of this ASU is not expected have a material impact on its consolidated financial statements.

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

As of September 30, 2015 and 2014, there were outstanding options to purchase 1.0 million shares and 1.1 million shares of the Corporation’s common stock, respectively, of which 236,500 shares and 271,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2015 and 2014, there were outstanding restricted stock awards of 197,500 shares and 266,500 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2015 and 2014, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended September 30,
	2015	2014
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$2,443	$2,390

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	8,566	9,253

Effect of dilutive shares:
Stock options	111	173
Restricted stock	67	42

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	8,744	9,468

Basic earnings per share	$0.29	$0.26
Diluted earnings per share	$0.28	$0.25

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2015 and 2014, respectively.

	For the Quarter Ended September 30, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,903	$1,163	$8,066
Provision (recovery) for loan losses	12	(50)	(38)
Net interest income, after provision (recovery) for loan losses	6,891	1,213	8,104

Non-interest income:
Loan servicing and other fees (1)	144	(33)	111
Gain on sale of loans, net (2)	1	8,923	8,924
Deposit account fees	610	—	610
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	224	5	229
Card and processing fees	362	—	362
Other	213	—	213
Total non-interest income	1,554	8,895	10,449

Non-interest expense:
Salaries and employee benefits	4,553	6,239	10,792
Premises and occupancy	696	412	1,108
Operating and administrative expenses	989	1,471	2,460
Total non-interest expense	6,238	8,122	14,360
Income before income taxes	2,207	1,986	4,193
Provision for income taxes	915	835	1,750
Net income	$1,292	$1,151	$2,443
Total assets, end of period	$1,013,345	$163,892	$1,177,237

(1)	Includes an inter-company charge of $65 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $108 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,895	$1,042	$7,937
(Recovery) provision for loan losses	(890)	72	(818)
Net interest income after (recovery) provision for loan losses	7,785	970	8,755

Non-interest income:
Loan servicing and other fees (1)	8	260	268
Gain on sale of loans, net (2)	71	7,581	7,652
Deposit account fees	626	—	626
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(19)	—	(19)
Card and processing fees	356	—	356
Other	227	—	227
Total non-interest income	1,269	7,841	9,110

Non-interest expense:
Salaries and employee benefits	4,267	5,314	9,581
Premises and occupancy	872	476	1,348
Operating and administrative expenses	1,156	1,654	2,810
Total non-interest expense	6,295	7,444	13,739
Income before income taxes	2,759	1,367	4,126
Provision for income taxes	1,167	569	1,736
Net income	$1,592	$798	$2,390
Total assets, end of period	$925,881	$180,973	$1,106,854

(1)	Includes an inter-company charge of $158 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $14 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2015 and June 30, 2015 were as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS (1)	$7,305	$268	$—	$7,573	$7,573
U.S. government sponsored enterprise MBS	4,765	281	—	5,046	5,046
Private issue CMO (2)	683	8	—	691	691
Common stock - community development financial institution	250	—	(99)	151	151
Total investment securities - available for sale	$13,003	$557	$(99)	$13,461	$13,461
Total investment securities	$13,803	$557	$(99)	$14,261	$14,261

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS	$7,613	$293	$—	$7,906	$7,906
U.S. government sponsored enterprise MBS	5,083	304	—	5,387	5,387
Private issue CMO	708	9	—	717	717
Common stock - community development financial institution	250	—	(99)	151	151
Total investment securities - available for sale	$13,654	$606	$(99)	$14,161	$14,161
Total investment securities	$14,454	$606	$(99)	$14,961	$14,961

In the first quarters of fiscal 2016 and 2015, the Corporation received MBS principal payments of $650,000 and $780,000, respectively, and did not purchase or sell investment securities, except the purchase in the first quarter of fiscal 2015 of $250,000 in the common stock of a community development financial institution to help fulfill the Bank's Community Reinvestment Act obligation.

The Corporation held investments with unrealized loss position at September 30, 2015 and June 2015 of $99,000 at both dates.

As of September 30, 2015	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Common stock(1)	$151	$99	$—	$—	$151	$99
Total	$151	$99	$—	$—	$151	$99

As of June 30, 2015	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Common stock(1)	$151	$99	$—	$—	$151	$99
Total	$151	$99	$—	$—	$151	$99

(1)	Common stock of a community development financial institution.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of September 30, 2015, the unrealized holding loss was less than 12 months on the common stock, primarily the result of the dilutive nature of the institution's recent merger with another community development financial institution.  Based on the nature of the investment, management concluded that such unrealized loss was not other than temporary as of September 30, 2015.  The Corporation intends and has the ability to hold the common stock and will not likely be required to sell before realizing a full recovery. The Corporation does not believe that there are any other-than-temporary impairments at September 30, 2015 and 2014; therefore, no impairment losses have been recorded for the quarters ended September 30, 2015 and 2014.

Contractual maturities of investment securities as of September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015		June 30, 2015
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total investment securities - held to maturity	$800	$800	$800	$800

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	12,753	13,310	13,404	14,010
No stated maturity (common stock)	250	151	250	151
Total investment securities - available for sale	$13,003	$13,461	$13,654	$14,161
Total investment securities	$13,803	$14,261	$14,454	$14,961

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

(In Thousands)	September 30, 2015	June 30, 2015
Mortgage loans:
Single-family	$356,963	$365,961
Multi-family	355,442	347,020
Commercial real estate	94,580	100,897
Construction	6,185	8,191
Other	72	—
Commercial business loans	399	666
Consumer loans	243	244
Total loans held for investment, gross	813,884	822,979

Undisbursed loan funds	(2,691)	(3,360)
Advance payments of escrows	193	199
Deferred loan costs, net	3,334	3,140
Allowance for loan losses	(9,034)	(8,724)
Total loans held for investment, net	$805,686	$814,234

As of September 30, 2015, the Corporation had $13.6 million in mortgage loans that are subject to negative amortization, consisting of $10.2 million in multi-family loans, $3.2 million in single-family loans and $213,000 in commercial real estate loans.  This compares to $14.1 million of negative amortization mortgage loans at June 30, 2015, consisting of $10.7 million in multi-family loans, $3.2 million in single-family loans and $227,000 in commercial real estate loans.  During the first quarters of fiscal 2016 and 2015, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of September 30, 2015 and June 30, 2015, the interest-only ARM loans were $131.4 million and $152.6 million, or 16.1% and 18.6% of loans held for investment, respectively. As of September 30, 2015, the Corporation had $4.0 million of single-family loans, 12 loans, held for investment which were originated for sale but were subsequently transferred to held for investment and are carried at fair value. This compares to $4.5 million of single-family loans, 13 loans, held for investment at June 30, 2015 which were originated for sale but were subsequently transferred to held for investment and are carried at fair value.

The following table sets forth information at September 30, 2015 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 3% of loans held for investment at September 30, 2015, as compared to 4% at June 30, 2015.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$287,251	$5,167	$48,876	$1,984	$13,685	$356,963
Multi-family	66,947	98,626	178,461	8,332	3,076	355,442
Commercial real estate	13,634	29,099	46,411	—	5,436	94,580
Construction	720	—	375	—	5,090	6,185
Other	—	—	—	—	72	72
Commercial business loans	138	—	—	—	261	399
Consumer loans	236	—	—	—	7	243
Total loans held for investment, gross	$368,926	$132,892	$274,123	$10,316	$27,627	$813,884

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	September 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$337,156	$350,923	$92,628	$6,185	$72	$292	$243	$787,499
Special Mention	7,187	408	—	—	—	—	—	7,595
Substandard	12,620	4,111	1,952	—	—	107	—	18,790
Total loans held for investment, gross	$356,963	$355,442	$94,580	$6,185	$72	$399	$243	$813,884

	June 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$347,301	$339,093	$98,254	$8,191	$557	$244	$793,640
Special Mention	7,766	413	—	—	—	—	8,179
Substandard	10,894	7,514	2,643	—	109	—	21,160
Total loans held for investment, gross	$365,961	$347,020	$100,897	$8,191	$666	$244	$822,979

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying Accounting Standards Codification (“ASC”) 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value or collateral's fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required.

The following table summarizes the Corporation’s allowance for loan losses at September 30, 2015 and June 30, 2015:

(In Thousands)	September 30, 2015	June 30, 2015
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$6,261	$5,202
Multi-family	1,943	2,616
Commercial real estate	697	734
Construction	40	42
Other	2	—
Commercial business loans	13	23
Consumer loans	9	9
Total collectively evaluated allowance	8,965	8,626

Individually evaluated for impairment:
Mortgage loans:
Single-family	49	78
Commercial business loans	20	20
Total individually evaluated allowance	69	98
Total loan loss allowance	$9,034	$8,724

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended September 30,
(Dollars in Thousands)	2015	2014

Allowance at beginning of period	$8,724	$9,744

Recovery from the allowance for loan losses	(38)	(818)

Recoveries:
Mortgage loans:
Single-family	69	109
Multi-family	56	71
Commercial real estate	216	—
Commercial business loans	85	—
Consumer loans	—	1
Total recoveries	426	181

Charge-offs:
Mortgage loans:
Single-family	(78)	(219)
Total charge-offs	(78)	(219)

Net recoveries (charge-offs)	348	(38)
Balance at end of period	$9,034	$8,888

Allowance for loan losses as a percentage of gross loans held for investment	1.11%	1.11%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.14)%	0.02%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	57.33%	66.62%

The following tables denote the past due status of the Corporation's loans held for investment, gross, at the dates indicated.

	September 30, 2015
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$343,126	$1,217	$12,620	$356,963
Multi-family	353,467	—	1,975	355,442
Commercial real estate	93,564	—	1,016	94,580
Construction	6,185	—	—	6,185
Other	72	—	—	72
Commercial business loans	292	—	107	399
Consumer loans	241	2	—	243
Total loans held for investment, gross	$796,947	$1,219	$15,718	$813,884

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2015
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$354,082	$1,335	$10,544	$365,961
Multi-family	344,774	—	2,246	347,020
Commercial real estate	99,198	—	1,699	100,897
Construction	8,191	—	—	8,191
Commercial business loans	557	—	109	666
Consumer loans	244	—	—	244
Total loans held for investment, gross	$807,046	$1,335	$14,598	$822,979

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,280	$2,616	$734	$42	$—	$43	$9	$8,724
Provision (recovery) for loan losses	1,039	(729)	(253)	(2)	2	(95)	—	(38)
Recoveries	69	56	216	—	—	85	—	426
Charge-offs	(78)	—	—	—	—	—	—	(78)
Allowance for loan losses, end of period	$6,310	$1,943	$697	$40	$2	$33	$9	$9,034

Allowance for loan losses:
Individually evaluated for impairment	$49	$—	$—	$—	$—	$20	$—	$69
Collectively evaluated for impairment	6,261	1,943	697	40	2	13	9	8,965
Allowance for loan losses, end of period	$6,310	$1,943	$697	$40	$2	$33	$9	$9,034

Loans held for investment:
Individually evaluated for impairment	$8,204	$1,975	$1,016	$—	$—	$107	$—	$11,302
Collectively evaluated for impairment	348,759	353,467	93,564	6,185	72	292	243	802,582
Total loans held for investment, gross	$356,963	$355,442	$94,580	$6,185	$72	$399	$243	$813,884
Allowance for loan losses as a percentage of gross loans held for investment	1.77%	0.55%	0.74%	0.65%	2.78%	8.27%	3.70%	1.11%

	Quarter Ended September 30, 2014
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,476	$3,142	$989	$35	$92	$10	$9,744
(Recovery) provision for loan losses	(714)	(91)	25	(30)	(7)	(1)	(818)
Recoveries	109	71	—	—	—	1	181
Charge-offs	(219)	—	—	—	—	—	(219)
Allowance for loan losses, end of period	$4,652	$3,122	$1,014	$5	$85	$10	$8,888

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$41	$—	$41
Collectively evaluated for impairment	4,652	3,122	1,014	5	44	10	8,847
Allowance for loan losses, end of period	$4,652	$3,122	$1,014	$5	$85	$10	$8,888

Loans held for investment:
Individually evaluated for impairment	$6,515	$2,194	$2,317	$—	$118	$—	$11,144
Collectively evaluated for impairment	370,718	312,680	98,410	4,378	991	271	787,448
Total loans held for investment, gross	$377,233	$314,874	$100,727	$4,378	$1,109	$271	$798,592
Allowance for loan losses as a percentage of gross loans held for investment	1.23%	0.99%	1.01%	0.11%	7.66%	3.69%	1.11%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value. This analysis may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans without a related allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

	At September 30, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$5,078	$—	$5,078	$(973)	$4,105
Without a related allowance(2)	9,387	(1,806)	7,581	—	7,581
Total single-family	14,465	(1,806)	12,659	(973)	11,686

Multi-family:
Without a related allowance(2)	3,179	(1,204)	1,975	—	1,975
Total multi-family	3,179	(1,204)	1,975	—	1,975

Commercial real estate:
Without a related allowance(2)	1,016	—	1,016	—	1,016
Total commercial real estate	1,016	—	1,016	—	1,016

Commercial business loans:
With a related allowance	107	—	107	(20)	87
Total commercial business loans	107	—	107	(20)	87

Total non-performing loans	$18,767	$(3,010)	$15,757	$(993)	$14,764

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$3,881	$—	$3,881	$(630)	$3,251
Without a related allowance(2)	8,462	(1,801)	6,661	—	6,661
Total single-family	12,343	(1,801)	10,542	(630)	9,912

Multi-family:
Without a related allowance(2)	3,506	(1,260)	2,246	—	2,246
Total multi-family	3,506	(1,260)	2,246	—	2,246

Commercial real estate:
Without a related allowance(2)	1,699	—	1,699	—	1,699
Total commercial real estate	1,699	—	1,699	—	1,699

Commercial business loans:
With a related allowance	109	—	109	(20)	89
Total commercial business loans	109	—	109	(20)	89

Total non-performing loans	$17,657	$(3,061)	$14,596	$(650)	$13,946

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At September 30, 2015 and June 30, 2015, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended September 30, 2015 and 2014, the Corporation’s average investment in non-performing loans was $15.3 million and $15.9 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended September 30, 2015 and 2014, interest income of $101,000 and $97,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $65,000 and $93,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $66,000 and $57,000 for the quarters ended September 30, 2015 and 2014, respectively, and was not included in the results of operations.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2015 and 2014:

	Quarter Ended September 30,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$8,032	$3	$7,917	$34
Multi-family	2,065	66	2,288	4
Commercial real estate	1,322	18	2,327	26
	11,419	87	12,532	64

With related allowances:
Mortgage loans:
Single-family	3,801	12	2,560	17
Multi-family	—	—	725	13
Commercial business loans	107	2	132	3
	3,908	14	3,417	33

Total	$15,327	$101	$15,949	$97

For the quarters ended September 30, 2015 and 2014, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters ended September 30, 2015 and 2014, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarter ended September 30, 2015 and 2014, there were no loans whose modification were extended beyond the initial maturity of the modification.

As of September 30, 2015, the net outstanding balance of the 15 restructured loans was $5.5 million:  two were classified as special mention and remain on accrual status ($980,000); and 13 were classified as substandard ($4.5 million, all on non-accrual status).  As of June 30, 2015, the net outstanding balance of the 18 restructured loans was $6.6 million:  two were classified as special mention on accrual status ($989,000); and 16 were classified as substandard ($5.6 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of September 30, 2015 and June 30, 2015, $4.1 million or 74%, and $4.9 million or 74%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	September 30, 2015	June 30, 2015
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,879	$2,902
Multi-family	1,576	1,593
Commercial real estate	—	1,019
Commercial business loans	87	89
Total	4,542	5,603

Restructured loans on accrual status:
Mortgage loans:
Single-family	980	989
Total	980	989

Total restructured loans	$5,522	$6,592

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At September 30, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$572	$—	$572	$(114)	$458
Without a related allowance(2)	4,340	(939)	3,401	—	3,401
Total single-family	4,912	(939)	3,973	(114)	3,859

Multi-family:
Without a related allowance(2)	2,729	(1,153)	1,576	—	1,576
Total multi-family	2,729	(1,153)	1,576	—	1,576

Commercial business loans:
With a related allowance	107	—	107	(20)	87
Total commercial business loans	107	—	107	(20)	87

Total restructured loans	$7,748	$(2,092)	$5,656	$(134)	$5,522

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

During the quarter ended September 30, 2015, two properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold.  This compares to the quarter ended September 30, 2014 when three properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold and one real estate owned property was written off. As of September 30, 2015, the net fair value of real estate owned was $3.7 million, comprised of two properties located in Southern California and one property located in Arizona.  This compares the real estate owned net fair value of $2.4 million at June 30, 2015, comprised of two properties located in Southern California and one property located in Nevada.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2015 and June 30, 2015, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $143.5 million and $144.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2015	June 30, 2015
(In Thousands)

Undisbursed loan funds - Construction loans	$2,691	$3,359
Undisbursed lines of credit – Mortgage loans	95	414
Undisbursed lines of credit – Commercial business loans	817	822
Undisbursed lines of credit – Consumer loans	697	708
Commitments to extend credit on loans to be held for investment	4,607	4,745
Total	$8,907	$10,048

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At September 30, 2015, $2.5 million was included in other assets and $1.6 million was included in other liabilities; at June 30, 2015, $2.6 million was included in other assets and $208,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters ended September 30, 2015 and 2014.

	For the Quarters Ended September 30,
(In Thousands)	2015	2014
Balance, beginning of the period	$76	$61
(Recovery) provision	(11)	47
Balance, end of the period	$65	$108

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2015 and 2014 was as follows:

	For the Quarters Ended September 30,
Derivative Financial Instruments	2015	2014
(In Thousands)
Commitments to extend credit on loans to be held for sale	$1,005	$(781)
Mandatory loan sale commitments and TBA MBS trades	(2,433)	937
Option contracts	(88)	(105)
Total net (loss) gain	$(1,516)	$51

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	September 30, 2015		June 30, 2015
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$138,849	$2,504	$139,565	$1,499
Best efforts loan sale commitments	(42,947)	—	(36,908)	—
Mandatory loan sale commitments and TBA MBS trades	(243,409)	(1,692)	(320,197)	741
Option contracts	(2,000)	57	4,000	192
Total	$(149,507)	$869	$(213,540)	$2,432

(1)	Net of 30.1% at September 30, 2015 and 26.9% at June 30, 2015 of commitments which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  The Corporation maintains net deferred income tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at September 30, 2015 or June 30, 2015.

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

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  During the quarter ended September 30, 2015, there were no tax penalties or interest charges. For the quarter ended September 30, 2014, the Corporation paid $4,000 in interest charges to the State of California tax authority for the fiscal 2010 tax obligation.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of September 30, 2015:
Loans held for investment, at fair value	$4,036	$4,167	$(131)
Loans held for sale, measured at fair value	$163,644	$156,901	$6,743

As of June 30, 2015:
Loans held for investment, at fair value	$4,518	$4,495	$23
Loans held for sale, measured at fair value	$224,715	$219,143	$5,572

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities, loans held for investment at fair value, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, mortgage servicing assets ("MSA") and real estate owned are measured at fair value on a nonrecurring basis.

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

Loans held for investment at fair value are primarily single-family loans which have been transferred from loans held for sale.  The fair value is determined by the quoted secondary-market prices which account for interest rate characteristics, adjusted for management estimates of the specific credit risk attributes of each loan (Level 3).

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

The fair value of real estate owned is derived from the lower of the appraised value or the listing price, net of estimated selling costs (Level 2).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$7,573	$—	$7,573
U.S. government sponsored enterprise MBS	—	5,046	—	5,046
Private issue CMO	—	—	691	691
Common stock - community development financial institution	—	—	151	151
Investment securities	—	12,619	842	13,461

Loans held for investment, at fair value	—	—	4,036	4,036
Loans held for sale, at fair value	—	163,644	—	163,644
Interest-only strips	—	—	60	60

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	2,510	2,510
Option contracts	—	—	57	57
Derivative assets	—	—	2,567	2,567
Total assets	$—	$176,263	$7,505	$183,768

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$6	$6
Mandatory loan sale commitments	—	—	150	150
TBA MBS trades	—	1,542	—	1,542
Derivative liabilities	—	1,542	156	1,698
Total liabilities	$—	$1,542	$156	$1,698

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
U.S. government agency MBS	$—	$7,906	$—	$7,906
U.S. government sponsored enterprise MBS	—	5,387	—	5,387
Private issue CMO	—	—	717	717
Common stock - community development financial institution	—	—	151	151
Investment securities	—	13,293	868	14,161

Loans held for investment, at fair value	—	4,518	—	4,518
Loans held for sale, at fair value	—	224,715	—	224,715
Interest-only strips	—	—	63	63

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,636	1,636
TBA MBS trades	—	812	—	812
Option contracts	—	—	192	192
Derivative assets	—	812	1,828	2,640
Total assets	$—	$243,338	$2,759	$246,097

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$137	$137
Mandatory loan sale commitments	—	—	71	71
Derivative liabilities	—	—	208	208
Total liabilities	$—	$—	$208	$208

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at June 30, 2015	$717	$151	$—	$63	$1,499	$(71)	$192	$2,551
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	(155)	—	1,005	(96)	(88)	666
Included in other comprehensive loss	(1)	—	—	(3)	—	—	—	(4)
Purchases	—	—	—	—	—	—	89	89
Issuances	—	—	—	—	—	—	—	—
Settlements	(25)	—	(638)	—	—	17	(136)	(782)
Transfers in and/or out of Level 3	—	—	4,829	—	—	—	—	4,829
Ending balance at September 30, 2015	$691	$151	$4,036	$60	$2,504	$(150)	$57	$7,349

(1)	Common stock of a community development financial institution.

(2)
Beginning fiscal 2016, the valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(3)	Consists of commitments to extend credit on loans to be held for sale.

(4)	Consists of mandatory loan sale commitments.

	For the Quarter Ended September 30, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2014	$853	$—	$62	$2,566	$(93)	$—	$3,388
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	(781)	(156)	(105)	(1,042)
Included in other comprehensive (loss) income	(1)	—	8	—	—	—	7
Purchases	—	250	—	—	—	187	437
Issuances	—	—	—	—	—	—	—
Settlements	(24)	—	—	—	4	(49)	(69)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at September 30, 2014	$828	$250	$70	$1,785	$(245)	$33	$2,721

(1)	Common stock of a community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,146	$3,618	$14,764
MSA	—	—	417	417
Real estate owned, net	—	3,674	—	3,674
Total	$—	$14,820	$4,035	$18,855

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,816	$2,130	$13,946
MSA	—	—	269	269
Real estate owned, net	—	2,398	—	2,398
Total	$—	$14,214	$2,399	$16,613

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of September 30, 2015:

(Dollars In Thousands)	Fair Value As of September 30, 2015	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available-for sale: Private issue CMO	$691	Market comparable pricing	Comparability adjustment	0.0% – 1.5% (1.2%)	Increase

Securities available-for sale: Common stock(3)	$151	Relative value analysis	Adjusted book value	$ 38.6 million	Increase

Loans held for investment, at fair value	$4,036	Relative value analysis	Broker quotes Credit risk factors	99.5% – 105.8% (102.2%) of par 1.2% - 100.0% (5.3%)	Increase Decrease

Non-performing loans	$87	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$3,531	Relative value analysis	Loss severity	20.0% - 30.0% (20.8%)	Decrease

MSA	$417	Discounted cash flow	Prepayment speed (CPR) Discount rate	7.8% - 60.0% (17.2%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$60	Discounted cash flow	Prepayment speed (CPR) Discount rate	16.4% - 23.6% (17.7%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$2,510	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (4)	98.0% – 105.0% (102.2%) of par 19.8% - 31.7% (30.1%)	Decrease Decrease

Option contracts	$57	Relative value analysis	Broker quotes	128.9% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$6	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (4)	100.5% – 102.8% (101.0%) of par 19.8% - 31.7% (30.1%)	Increase Increase

Mandatory loan sale commitments	$150	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (5)	104.5% - 106.6% (104.8%) of par 0.005%	Increase Increase

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$801,651	$807,570	—	—	$807,570
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$924,866	$896,555	—	—	$896,555
Borrowings	$91,351	$94,330	—	—	$94,330

	June 30, 2015
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$809,716	$815,385	—	—	$815,385
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$924,086	$895,664	—	—	$895,664
Borrowings	$91,367	$93,219	—	—	$93,219

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2015, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 10: Incentive Plans

As of September 30, 2015, the Corporation had four active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan.

For the quarters ended September 30, 2015 and 2014, the compensation cost for these plans was $289,000 and $143,000, respectively.  The income tax effect recognized in the Condensed Consolidated Statements of Financial Condition for share-based compensation plans was a $1,000 credit and a $16,000 debit in the quarters ended September 30, 2015 and 2014, respectively.

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

During the first quarter of fiscal 2016, no options were granted, while 13,000 options were exercised and 3,000 options were forfeited.  This compares to the first quarter of fiscal 2015 when 369,000 options were granted, and 2,000 options were exercised with no options were forfeited. As of September 30, 2015 and 2014, there were 133,750 and 130,750 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter ended September 30, 2015.

	For the Quarter Ended September 30, 2015
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2015	961,500	$13.83
Granted	—	$—
Exercised	(13,000)	$7.34
Forfeited	(3,000)	$7.43
Outstanding at September 30, 2015	945,500	$13.92	6.10	$4,481
Vested and expected to vest at September 30, 2015	866,300	$13.85	5.84	$4,313
Exercisable at September 30, 2015	549,500	$13.38	4.06	$3,643

As of September 30, 2015 and 2014, there was $1.9 million and $2.8 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.9 years and 3.5 years, respectively.  The forfeiture rate during the first three months of fiscal 2016 and 2015 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the first quarters of fiscal 2016 and 2015, other than the vesting of 2,500 shares in the first quarter of fiscal 2016 and the award of 185,000 shares in the first quarter of fiscal 2015. As of September 30, 2015 and 2014, there were 276,850 shares and 275,350 shares of restricted stock available for future awards under the Plans.

The following tables summarize the unvested restricted stock activity in the quarter ended September 30, 2015.

	For the Quarter Ended September 30, 2015
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2015	200,000	$13.35
Granted	—	$—
Vested	(2,500)	$—
Forfeited	—	$—
Unvested at September 30, 2015	197,500	$13.35
Expected to vest at September 30, 2015	158,000	$13.35

As of September 30, 2015 and 2014, the unrecognized compensation expense was $2.1 million and $2.9 million, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.0 years and 3.7 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first three months of fiscal 2016 and 2015.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of September 30, 2015, no stock options remain available for future grants under the 2003 and 1996 Stock Option Plans, which expired in November 2013 and January 2007, respectively. The final 5,000 stock options in the 1996 Stock Option Plan were forfeited in the quarter ended September 30, 2015 and the 1996 Stock Option Plan is now inactive.

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

For the first quarter of fiscal 2016 and 2015, there was no activity in the Stock Option Plans, except forfeitures of 7,500 shares and 17,500 shares, respectively. As of September 30, 2015 and 2014, there were no stock options available for future grants under the Stock Option Plans.

The following tables summarize the activity in the Stock Option Plans for the quarter ended September 30, 2015.

	For the Quarter Ended September 30, 2015
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2015	70,000	$22.81
Granted	—	$—
Exercised	—	$—
Forfeited	(7,500)	$29.93
Outstanding at September 30, 2015	62,500	$21.95	1.64	$—
Vested and expected to vest at September 30, 2015	62,500	$21.95	1.64	$—
Exercisable at September 30, 2015	62,500	$21.95	1.64	$—

As of September 30, 2015 and 2014, there was no unrecognized compensation expense at either date, related to unvested share-based compensation arrangements under the Stock Option Plans.

Note 11: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters ended September 30, 2015 and 2014.

	For the Quarter Ended September 30, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2015	$294	$37	$331

Other comprehensive loss before reclassifications	(29)	(2)	(31)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(29)	(2)	(31)

Ending balance at September 30, 2015	$265	$35	$300

	For the Quarter Ended September 30, 2014
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2014	$351	$35	$386

Other comprehensive (loss) income before reclassifications	(14)	5	(9)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(14)	5	(9)

Ending balance at September 30, 2014	$337	$40	$377

There were no significant items reclassified out of AOCI for the quarters ended September 30, 2015 and 2014.

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

As of September 30, 2015:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$57	$—	$57	$—	$—	$57
Total	$57	$—	$57	$—	$—	$57

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$1,692	$—	$1,692	$—	$—	$1,692
Total	$1,692	$—	$1,692	$—	$—	$1,692

As of June 30, 2015:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$1,004	$—	$1,004	$—	$—	$1,004
Total	$1,004	$—	$1,004	$—	$—	$1,004

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$71	$—	$71	$—	$—	$71
Total	$71	$—	$71	$—	$—	$71

Note 13: Subsequent Events

On October 22, 2015, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per share.  Shareholders of the Corporation’s common stock at the close of business on November 12, 2015 will be entitled to receive the cash dividend.  The cash dividend will be payable on December 3, 2015.

On October 22, 2015, the Corporation announced that the Corporation’s Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 421,633 shares. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. The October 2015 stock repurchase plan will become effective once the Corporation has completed the April 2015 stock repurchase plan by purchasing the remaining 133,055 shares available as of September 30, 2015 under the April 2015 plan.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At September 30, 2015, the Corporation had total assets of $1.18 billion, total deposits of $924.9 million and total stockholders’ equity of $139.3 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 21, 2015, the Corporation declared a quarterly cash dividend of $0.12 per share for the Corporation’s shareholders of record at the close of business on August 11, 2015, which was paid on September 1, 2015.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 13 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2015. These developments could have an adverse impact on our financial position and our results of operations.  Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies.  Although real estate values and unemployment rates have been improving since 2009, any future decline in real estate values or increase in unemployment rates may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at September 30, 2015 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,696	$2,465	$810	$37	$5,008
Pension benefits	228	456	456	6,902	8,042
Time deposits	162,868	103,697	71,690	5,180	343,435
FHLB – San Francisco advances	2,538	14,917	14,266	75,748	107,469
FHLB – San Francisco letter of credit	8,000	—	—	—	8,000
FHLB – San Francisco MPF credit enhancement (1)	28	56	56	2,349	2,489
Total	$175,358	$121,591	$87,278	$90,216	$474,443

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of September 30, 2015, the Bank serviced $26.1 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

Total assets increased $2.7 million to $1.18 billion at September 30, 2015 from $1.17 billion at June 30, 2015.  The increase was primarily attributable to an increase in cash and cash equivalents, partly offset by decreases in loans held for sale and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $74.7 million, or 92 percent, to $156.1 million at September 30, 2015 from $81.4 million at June 30, 2015.  The increase in the total cash and cash equivalents was primarily attributable to temporarily investing excess cash received from the increase in long-term FHLB - San Francisco advances over the last year as part of the Corporation’s interest rate risk management strategy.

Total investment securities decreased $700,000, or five percent, to $14.3 million at September 30, 2015 from $15.0 million at June 30, 2015.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment decreased $8.5 million, or one percent, to $805.7 million at September 30, 2015 from $814.2 million at June 30, 2015.  During the first three months of fiscal 2016 and 2015, the Corporation originated $35.0 million and $42.4 million, respectively, of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans.  During the first three months of fiscal 2016 and 2015, the Corporation purchased $193,000 and $218,000 of single-family loans to be held for investment, respectively. Total loan principal payments during the first three months of fiscal 2016 were $45.8 million, up 88% from $24.4 million during the comparable period in fiscal 2015, due primarily to higher loan refinancing activity.  In addition, real estate owned acquired in the settlement of loans in the first three months of fiscal 2016 and 2015 was $1.0 million and $927,000, respectively.  The balance of preferred loans increased $501,000 to $453.9 million at September 30, 2015, compared to $453.4 million at June 30, 2015, and represented 56 percent and 55 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $9.0 million, or two percent, to $357.0 million at September 30, 2015, compared to $366.0 million at June 30, 2015, and represented approximately 44 percent and 44 percent of loans held for investment, respectively. The increase of the mix between the preferred loans and single-family loans was consistent with the Corporation’s strategy to increase the average loan yield.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2015 and June 30, 2015, as a percentage of the total dollar amount outstanding:

As of September 30, 2015

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$107,167	30%	$187,845	52%	$60,173	17%	$1,778	1%	$356,963	100%
Multi-family	72,588	20%	188,606	53%	91,347	26%	2,901	1%	355,442	100%
Commercial real estate	33,407	35%	42,572	45%	18,601	20%	—	—%	94,580	100%
Construction	1,095	18%	4,683	76%	407	6%	—	—%	6,185	100%
Other	—	—%	72	100%	—	—%	—	—%	72	100%
Total	$214,257	26%	$423,778	52%	$170,528	21%	$4,679	1%	$813,242	100%

(1)	Other than the Inland Empire.

As of June 30, 2015

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$108,490	30%	$194,321	53%	$60,586	16%	$2,564	1%	$365,961	100%
Multi-family	72,758	21%	181,130	52%	90,214	26%	2,918	1%	347,020	100%
Commercial real estate	41,991	42%	42,856	42%	16,050	16%	—	—%	100,897	100%
Construction	1,095	13%	5,320	65%	1,776	22%	—	—%	8,191	100%
Total	$224,334	27%	$423,627	52%	$168,626	20%	$5,482	1%	$822,069	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $61.1 million, or 27 percent, to $163.6 million at September 30, 2015 from $224.7 million at June 30, 2015.  The decrease was primarily due to the lower volume of loans originated for sale of $540.3 million during the quarter ended September 30, 2015 as compared to $720.7 million during the quarter ended June 30, 2015 and the timing difference between loan fundings and loan sale settlements. In addition, mortgage interest rates have increased since June 30, 2015, contributing to decline in loans originated and purchased for sale.

Total deposits increased $780,000 to $924.9 million at September 30, 2015 from $924.1 million at June 30, 2015.  Transaction accounts increased $10.7 million, or two percent, to $589.1 million at September 30, 2015 from $578.4 million at June 30, 2015; while time deposits decreased $10.0 million, or three percent, to $335.7 million at September 30, 2015 from $345.7 million at

June 30, 2015.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings decreased $16,000 to $91.4 million at September 30, 2015 as compared to $91.4 million at June 30, 2015, due to the scheduled amortization payments.

Total stockholders’ equity decreased $1.8 million, or one percent, to $139.3 million at September 30, 2015, from $141.1 million at June 30, 2015, primarily as a result of stock repurchases totaling $3.6 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and $1.0 million of quarterly cash dividends paid, partly offset by net income of $2.4 million during the first three months of fiscal 2016.

Comparison of Operating Results for the Quarters Ended September 30, 2015 and 2014

The Corporation’s net income for the first quarter of fiscal 2016 was $2.4 million, an increase of $53,000, or two percent, as compared to the same period of fiscal 2015. The increase in net income for the first quarter of fiscal 2016 was primarily attributable to a $1.3 million, or 14 percent, increase in non-interest income, partly offset by a $780,000, or 95 percent, decrease in the recoveries from the allowance for loan losses and a $621,000, or five percent, increase in non-interest expense, compared to the same period one year ago.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 78 percent for the first quarter of fiscal 2016 from 81 percent for the same period of fiscal 2015.  The improvement in the efficiency ratio for the quarter was primarily the result of the increase in non-interest income, partly offset by the increase in non-interest expenses.

For the first quarter of fiscal 2016, return on average assets declined three basis points to 0.83 percent from 0.86 percent in the same period last year; while return on average equity increased 37 basis points to 6.96 percent from 6.59 percent for the same period last year. The increase in the return on average equity was due primarily to an increase of the financial leverage, attributable primarily to stock repurchases, and, to a lesser extent, the slight increase in earning assets.

Diluted earnings per share for the first quarter of fiscal 2016 were $0.28, a 12 percent increase from $0.25 in the same period last year. The higher percentage increase in the diluted earnings per share in comparison to the percentage increase in the net income was primarily attributable to stock repurchases during the last 12 months.

Net Interest Income:

For the Quarters Ended September 30, 2015 and 2014.  Net interest income increased $129,000, or two percent, to $8.1 million for the first quarter of fiscal 2016 from $7.9 million for the comparable period in fiscal 2015, due to a higher average earning asset balance, partly offset by a lower net interest margin.  The average balance of earning assets increased $71.6 million, or seven percent, to $1.14 billion in the first quarter of fiscal 2016 from $1.07 billion in the comparable period of fiscal 2015, reflecting an increase in loans receivables, funded primarily by the deployment of borrowings and customer deposits. The net interest margin was 2.82 percent in the first quarter of fiscal 2016, a 14 basis points decrease from 2.96 percent in the same period of fiscal 2015 due to a decrease in the average yield of interest-earning assets and an increase in the average cost of interest-bearing liabilities. The weighted-average yield of interest-earning assets decreased by 10 basis points to 3.45 percent while the weighted-average cost of interest-bearing liabilities increased by four basis points to 0.70 percent for the first quarter of fiscal 2016 as compared to the same period last year.

Interest Income:

For the Quarters Ended September 30, 2015 and 2014.  Total interest income increased by $348,000, or four percent, to $9.9 million for the first quarter of fiscal 2016 from $9.5 million in the same quarter of fiscal 2015.  This increase was primarily due to the higher average outstanding balance of interest-earning assets, primarily loans held for sale and loans held for investment, partly offset by a lower average yield of earning assets.

Loans receivable interest income increased $295,000, or three percent, to $9.5 million in the first quarter of fiscal 2016 from $9.2 million for the same quarter of fiscal 2015.  This increase was attributable to a higher average loan balance, partly offset by a lower average loan yield.  The average balance of loans receivable, including loans held for sale, increased by $62.8 million, or seven percent, to $962.6 million for the first quarter of fiscal 2016 as compared to $899.8 million in the same quarter of fiscal

2015.  The average loan yield during the first quarter of fiscal 2016 decreased 15 basis points to 3.94 percent from 4.09 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a decrease in the average yield of loans held for sale. The average balance of loans held for sale increased $24.7 million, or 20 percent, to $150.8 million during the first quarter of fiscal 2016 from $126.1 million in the same quarter of fiscal 2015. The average yield on the loans held for sale decreased by 14 basis points to 3.86 percent in the first quarter of fiscal 2016 from 4.00 percent in the same quarter of fiscal 2015.

Interest income from investment securities decreased $9,000, or 12 percent, to $67,000 for the first quarter of fiscal 2016 from $76,000 in the same quarter of fiscal 2015.  This decrease was attributable to a lower average balance of investment securities, partly offset by a higher average yield.  The average balance of investment securities decreased $2.4 million, or 14 percent, to $14.6 million during the first quarter of fiscal 2016 from $17.0 million during the same quarter of fiscal 2015.  The decrease in the average balance was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities increased four basis points to 1.83 percent during the quarter ended September 30, 2015 from 1.79 percent during the quarter ended September 30, 2014.  The increase in the average yield of investment securities was primarily attributable to the repricing of adjustable rate mortgage-backed securities to higher interest rates.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2016 was $200,000, up 39 percent from $144,000 in the same quarter of fiscal 2015.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $100,000 in the first quarter of fiscal 2016, up six percent from $94,000 in the same quarter of fiscal 2015.  The increase was due to a higher average balance for the first quarter of fiscal 2016 as compared to the same period last year as the average yield was unchanged at 25 basis points during both periods.  The average balance of the interest-earning deposits in the first quarter of fiscal 2016 was $157.8 million, an increase of $10.1 million or seven percent, from $147.7 million in the same quarter of fiscal 2015. The increase in the average balance of the interest-earning deposits was primarily attributable to temporarily investing excess cash received from the increase in long-term FHLB - San Francisco advances over the last year as part of the Corporation’s interest rate risk management strategy.

Interest Expense:

For the Quarters Ended September 30, 2015 and 2014.  Total interest expense for the first quarter of fiscal 2016 was $1.8 million as compared to $1.6 million for the same period last year, an increase of $219,000, or 14 percent.  This increase was attributable to a higher average cost of interest-bearing liabilities and a higher average balance of interest-bearing liabilities.

Interest expense on deposits for the first quarter of fiscal 2016 was $1.1 million as compared to $1.2 million for the same period last year, a decrease of $94,000, or eight percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by a higher average balance.  The average cost of deposits decreased to 0.49 percent during the first quarter of fiscal 2016 from 0.54 percent during the same quarter last year, a decrease of five basis points.  The decrease in the average cost of deposits was attributable primarily to higher cost time deposits repricing to lower current market interest rates and a lower percentage of time deposits to the total deposit balance. The average balance of deposits increased $23.3 million to $926.5 million during the quarter ended September 30, 2015 from $903.2 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the first quarter of fiscal 2016 was 63 percent, compared to 59 percent in the same period of fiscal 2015.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2016 increased $313,000, or 93 percent, to $648,000 from $335,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased $50.0 million, or 121 percent, to $91.4 million during the quarter ended September 30, 2015 from $41.4 million during the same period last year. The average cost of borrowings decreased to 2.81 percent for the quarter ended September 30, 2015 from 3.21 percent in the same quarter last year, a decrease of 40 basis points.  The decrease in average cost was primarily due to new long-term FHLB - San Francisco advances received during calendar 2015 totaling $50.0 million at an average cost of 2.46%.

The following tables present the average balance sheets for the quarters ended September 30, 2015 and 2014, respectively:

Average Balance Sheets

	Quarter Ended September 30, 2015			Quarter Ended September 30, 2014
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$962,635	$9,490	3.94%	$899,802	$9,195	4.09%
Investment securities	14,648	67	1.83%	17,010	76	1.79%
FHLB – San Francisco stock	8,094	200	9.88%	7,056	144	8.16%
Interest-earning deposits	157,784	100	0.25%	147,732	94	0.25%

Total interest-earning assets	1,143,161	9,857	3.45%	1,071,600	9,509	3.55%

Non interest-earning assets	31,973			34,878

Total assets	$1,175,134			$1,106,478

Interest-bearing liabilities:
Checking and money market accounts (2)	$328,574	117	0.14%	$295,706	104	0.14%
Savings accounts	256,911	168	0.26%	240,761	157	0.26%
Time deposits	340,997	858	1.00%	366,684	976	1.06%

Total deposits	926,482	1,143	0.49%	903,151	1,237	0.54%

Borrowings	91,357	648	2.81%	41,421	335	3.21%

Total interest-bearing liabilities	1,017,839	1,791	0.70%	944,572	1,572	0.66%

Non interest-bearing liabilities	16,799			16,745

Total liabilities	1,034,638			961,317

Stockholders’ equity	140,496			145,161
Total liabilities and stockholders’ equity	$1,175,134			$1,106,478

Net interest income		$8,066			$7,937

Interest rate spread (3)			2.75%			2.89%
Net interest margin (4)			2.82%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.31%			113.45%
Return on average assets			0.83%			0.86%
Return on average equity			6.96%			6.59%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $61 and $41 for the quarters ended September 30, 2015 and 2014, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $65.7 million and $58.2 million during the quarters ended September 30, 2015 and 2014, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters ended September 30, 2015 and 2014, respectively:

Rate/Volume Variance

	Quarter Ended September 30, 2015 Compared To Quarter Ended September 30, 2014 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(323)	$642	$(24)	$295
Investment securities	2	(11)	—	(9)
FHLB – San Francisco stock	31	21	4	56
Interest-bearing deposits	—	6	—	6
Total net change in income on interest-earning assets	(290)	658	(20)	348

Interest-bearing liabilities:
Checking and money market accounts	—	13	—	13
Savings accounts	—	11	—	11
Time deposits	(53)	(69)	4	(118)
Borrowings	(41)	404	(50)	313
Total net change in expense on interest-bearing liabilities	(94)	359	(46)	219
Net (decrease) increase in net interest income	$(196)	$299	$26	$129

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended September 30, 2015 and 2014.  During the first quarter of fiscal 2016, the Corporation recorded a recovery from the allowance for loan losses of $38,000, a 95 percent reduction from the $818,000 recovery from the allowance for loan losses in the same period of fiscal 2015.  The reduction in the recovery primarily reflects the increase in loans held for investment over the prior year. Non-performing loans increased $818,000, or six percent, to $14.8 million at September 30, 2015 as compared to $13.9 million at June 30, 2015 and were $12.8 million at September 30, 2014.  Net recoveries in the first quarter of fiscal 2016 were $348,000 or 0.14 percent (annualized) of average loans receivable, compared to net charge-offs of $38,000 or 0.02 percent (annualized) of average loans receivable in the same quarter of fiscal 2015.  Total classified loans, consisting of special mention and substandard loans, were $25.6 million at September 30, 2015 as compared to $28.7 million at June 30, 2015 and to $34.6 million at September 30, 2014.

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

At September 30, 2015, the allowance for loan losses was $9.0 million, comprised of collectively evaluated allowances of $9.0 million and individually evaluated allowances of $69,000; in comparison to the allowance for loan losses of $8.7 million at June 30, 2015, comprised of collectively evaluated allowances of $8.6 million and individually evaluated allowances of $98,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.11 percent at September 30, 2015 compared to 1.06 percent at June 30, 2015.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2015 and 2014.  Total non-interest income increased $1.3 million, or 14 percent, to $10.4 million for the quarter ended September 30, 2015 from $9.1 million for the same period last year.  The increase was primarily attributable to an increase in the net gain on sale of loans.

The net gain on sale of loans increased $1.2 million, or 16 percent, to $8.9 million for the first quarter of fiscal 2016 from $7.7 million in the same quarter of fiscal 2015 reflecting the impact of a higher average loan sale margin and a higher loan sale volume.  The average loan sale margin for PBM increased 13 basis points during the first quarter of fiscal 2016 to 1.65 percent from 1.52 percent for the same period of fiscal 2015. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, increased $41.7 million or eight percent to $539.6 million in the quarter ended September 30, 2015 from $497.9 million in the comparable quarter last year.  The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $345,000 in the first quarter of fiscal 2016 as compared to an unfavorable fair-value adjustment net loss of $646,000 in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments was consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of September 30, 2015, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $7.6 million, compared to $8.0 million at June 30, 2015 and $7.3 million at September 30, 2014.

Non-Interest Expense:

For the Quarters Ended September 30, 2015 and 2014.  Total non-interest expense in the quarter ended September 30, 2015 was $14.4 million, an increase of $621,000 or five percent, as compared to $13.7 million in the quarter ended September 30, 2014.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits expense, partly offset by decreases in premises and occupancy and other operating expenses.

Total salaries and employee benefits expense increased $1.2 million, or 13 percent, to $10.8 million in the first quarter of fiscal 2016 from $9.6 million in the same period of fiscal 2015.  The increase was primarily attributable to higher incentive compensation, resulting from employee bonus accruals and increased mortgage banking operations. PBM loan originations increased $17.8 million, or three percent, to $545.9 million in the first quarter of fiscal 2016 from $528.2 million in the comparable period in fiscal 2015.

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

For the Quarters Ended September 30, 2015 and 2014.  The income tax provision was $1.8 million for the quarter ended September 30, 2015 as compared to $1.7 million for the same quarter last year.  The effective income tax rate for the quarter ended September 30, 2015 was 41.7 percent as compared to 42.1 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2016 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses, consisting of loans with collateral primarily located in Southern California, increased $818,000, or six percent, to $14.8 million at September 30, 2015 from $13.9 million at June 30, 2015.  Non-performing loans as a percentage of loans held for investment increased to 1.83 percent at September 30, 2015 from 1.71 percent at June 30, 2015.  The non-performing loans at September 30, 2015 were primarily comprised of 38 single-family loans ($11.7 million); three multi-family loans ($2.0 million); three commercial real estate loans ($1.0 million); and one commercial business loan ($87,000).  This compares to the non-performing loans at June 30, 2015 which were primarily comprised of 34 single-family loans ($9.9 million); four multi-family loans ($2.2 million); five commercial real estate loans ($1.7 million); and one commercial business loan ($89,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

When a loan is considered non-performing, as defined by ASC 310 “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews non-performing loans.  When the measured value of an individually identified non-performing loan is less than the recorded investment in the loan, the Corporation charges-off or records an individually evaluated allowance equal to the excess of the recorded investment in the loan over its measured value.  For non-performing commercial real estate loans, an individually evaluated allowance is calculated based on the loan's fair value and if the fair value is higher than the loan balance, no allowance is required. A collectively evaluated allowance is provided on loans which do not have a charge-off or individually evaluated allowance and is determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis data includes current unemployment rates, retail sales, gross domestic product, employment growth, real estate value trends, home sales, and commercial real estate vacancy rates, among other current economic data.

As of September 30, 2015, total restructured loans, net of allowance for loan losses decreased 17 percent to $5.5 million from $6.6 million at June 30, 2015.  At September 30, 2015 and June 30, 2015, $4.5 million and $5.6 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2015, $4.1 million, or 74 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $4.9 million, or 74 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2015.

Real estate owned was $3.7 million at September 30, 2015, an increase of $1.3 million or 54 percent from $2.4 million at June 30, 2015.  Real estate owned at September 30, 2015 was comprised of one single-family property ($919,000) and two commercial real estate properties ($2.8 million).  The Corporation has not suspended foreclosure activity at anytime through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, increased $2.1 million, or 13 percent, to $18.4 million or 1.57 percent of total assets at September 30, 2015 from $16.3 million or 1.39 percent of total assets at June 30, 2015.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first three months of fiscal 2016, the Corporation repurchased four loans, totaling $1.2 million, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  This compares to the first three months of fiscal 2015 when the Corporation repurchased one loan of $396,000 from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first three months of fiscal 2016, the Corporation had a recourse provision of $3,000 and settled claims for $3,000.  This compares to the first three months of fiscal 2015 when the Corporation had a recourse reserve recovery of $199,000 and received net reimbursement of $7,000 on settled claims. As of September 30,

2015, the total recourse reserve for loans sold that are subject to repurchase was $768,000, unchanged from June 30, 2015 and up from $712,000 at September 30, 2014.

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

The following table shows the summary of the recourse liability for the quarters ended September 30, 2015 and 2014:

	For the Quarters Ended September 30,
Recourse Liability	2015	2014
(In Thousands)

Balance, beginning of the period	$768	$904
Provision (recovery) from recourse liability	3	(199)
Net settlements in lieu of loan repurchases	(3)	7
Balance, end of the period	$768	$712

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2015:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$131,312	734	72%	8.91 years
Stated income (5)	$152,804	730	66%	9.74 years
FICO less than or equal to 660	$10,943	642	64%	9.66 years
Over 30-year amortization	$13,086	731	64%	10.05 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $5.1 million of “interest only,” $6.4 million of “stated income,” $2.2 million of “FICO less than or equal to 660,” and $227 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2015:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$65,376	6%	1%
Fully amortize between 1 year and 5 years	65,096	2%	—%
Fully amortize after 5 years	840	—%	—%
Total	$131,312	4%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2015:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$150,277	4%	—%
Interest rate reset between 1 year and 5 years	2,527	28%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$152,804	4%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) has not created a payment shock for a large percentage of the Corporation’s borrowers primarily because the majority of the loans are repricing at a 2.75 percent margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate and a large percentage of the loans are still in their interest-only period.  Management expects that the economic recovery from the recent recession will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future, though the continuation of weak economic conditions may increase the risk of delinquencies and defaults. The higher delinquency levels experienced by the Bank in fiscal 2008 through 2011 was primarily due to high unemployment, the recent U.S. recession, weak economic conditions and the decline in real estate values, particularly in California. It should be noted, however, that delinquency levels experienced since fiscal 2011 have significantly improved, primarily due to an improvement in real estate markets and general economic conditions, as compared to the levels experienced in fiscal 2008 through 2011.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at September 30, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD 2015	Total
Loan balance (in thousands)	$271,953	$18,161	$883	$122	$1,047	$4,780	$5,826	$25,186	$19,051	$347,009
Weighted-average LTV (1)	66%	75%	51%	69%	64%	56%	54%	67%	75%	67%
Weighted-average age (in years)	9.95	7.52	6.15	4.88	4.16	3.14	2.26	1.18	0.41	8.41
Weighted-average FICO (2)	729	745	750	700	712	748	750	744	744	732
Number of loans	827	36	3	1	4	23	32	44	29	999

Geographic breakdown (%)
Inland Empire	30%	22%	100%	100%	59%	21%	29%	34%	26%	30%
Southern California (3)	57%	49%	—%	—%	41%	35%	27%	34%	49%	53%
Other California (4)	12%	29%	—%	—%	—%	44%	44%	32%	25%	16%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at September 30, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD 2015	Total
Loan balance (in thousands)	$52,626	$4,012	$—	$—	$17,962	$26,689	$85,751	$94,620	$73,782	$355,442
Weighted-average LTV (1)	47%	43%	—%	—%	57%	55%	57%	56%	56%	55%
Weighted-average DCR (2)	1.45x	1.38x	—	—	1.42x	1.74x	1.71x	1.65x	1.66x	1.63x
Weighted-average age (in years)	10.11	7.42	—	—	4.01	3.10	2.15	1.22	0.40	2.94
Weighted-average FICO (3)	701	701	—	—	741	728	761	764	755	748
Number of loans	98	4	—	—	19	32	116	111	107	487

Geographic breakdown (%)
Inland Empire	21%	34%	—%	—%	32%	15%	31%	12%	17%	20%
Southern California (4)	54%	66%	—%	—%	53%	53%	44%	54%	62%	53%
Other California (5)	20%	—%	—%	—%	15%	32%	25%	34%	21%	26%
Other States	5%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	—%	—%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2015:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$67,229	3%	—%	29%
Interest rate reset or mature between 1 year and 5 years	278,524	—%	—%	9%
Interest rate reset or mature after 5 years	9,689	—%	—%	14%
Total	$355,442	1%	—%	13%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at September 30, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD 2015	Total (5)(6)
Loan balance (in thousands)	$17,827	$428	$—	$359	$756	$14,878	$18,910	$25,941	$15,481	$94,580
Weighted-average LTV (1)	46%	40%	—%	56%	60%	49%	47%	47%	49%	48%
Weighted-average DCR (2)	1.89x	1.43x	—	1.26x	1.47x	1.90x	1.82x	1.90x	1.59x	1.82x
Weighted-average age (in years)	9.85	7.44	—	5.35	3.77	2.99	2.16	1.17	0.39	3.23
Weighted-average FICO (2)	706	700	—	704	770	753	755	749	732	743
Number of loans	22	2	—	2	1	14	23	31	20	115

Geographic breakdown (%):
Inland Empire	25%	41%	—%	51%	—%	71%	34%	34%	17%	35%
Southern California (3)	66%	59%	—%	49%	100%	29%	37%	48%	40%	45%
Other California (4)	9%	—%	—%	—%	—%	—%	29%	18%	43%	20%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $31.9 million in Mixed Use; $16.3 million in Office; $13.6 million in Retail; $12.1 million in Mobile Home Park; $5.0 million in Warehouse; $4.7 million in Mini-Storage; $3.8 million in Restaurant/Fast Food; $2.0 million in Medical/Dental Office; $1.8 million in Light Industrial/Manufacturing; $1.7 million in Hotel and Motel; and $1.7 million in Automotive – Non Gasoline.

(6)	Consisting of $79.8 million or 84.4 percent in investment properties and $14.8 million or 15.6 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2015:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$15,221	4%	—%	63%
Interest rate reset or mature between 1 year and 5 years	79,359	—%	—%	84%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$94,580	1%	—%	81%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At September 30, 2015	At June 30, 2015
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$8,807	$7,010
Multi-family	399	653
Commercial real estate	1,016	680
Total	10,222	8,343

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,879	2,902
Multi-family	1,576	1,593
Commercial real estate	—	1,019
Commercial business loans	87	89
Total	4,542	5,603

Total non-performing loans	14,764	13,946

Real estate owned, net	3,674	2,398
Total non-performing assets	$18,438	$16,344

Restructured loans on accrual status:
Mortgage loans:
Single-family	$980	$989
Total	$980	$989

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.83%	1.71%

Non-performing loans as a percentage of total assets	1.25%	1.19%

Non-performing assets as a percentage of total assets	1.57%	1.39%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of September 30, 2015:

	Calendar Year of Origination
(In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	YTD 2015	Total
Mortgage loans:
Single-family	$9,935	$443	$—	$—	$—	$92	$—	$1,216	$—	$11,686
Multi-family	1,975	—	—	—	—	—	—	—	—	1,975
Commercial real estate	675	—	—	—	—	—	—	341	—	1,016
Commercial business loans	—	—	87	—	—	—	—	—	—	87
Total	$12,585	$443	$87	$—	$—	$92	$—	$1,557	$—	$14,764

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of September 30, 2015:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,921	$5,896	$2,869	$—	$11,686
Multi-family	239	—	1,337	399	1,975
Commercial real estate	437	238	341	—	1,016
Commercial business loans	—	87	—	—	87
Total	$3,597	$6,221	$4,547	$399	$14,764

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:

	At September 30, 2015		At June 30, 2015
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$7,318	21	$7,797	18
Multi-family	409	1	413	1
Total special mention loans	7,727	22	8,210	19

Substandard loans:
Mortgage loans:
Single-family	11,686	38	10,261	36
Multi-family	4,111	7	7,514	11
Commercial real estate	1,952	5	2,643	7
Commercial business loans	87	1	89	1
Total substandard loans	17,836	51	20,507	55

Total classified loans	25,563	73	28,717	74

Real estate owned:
Single-family	919	1	432	2
Commercial real estate	2,755	2	1,966	1
Total real estate owned	3,674	3	2,398	3

Total classified assets	$29,237	76	$31,115	77

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters indicated:

	For the Quarters Ended September 30,
(In Thousands)	2015	2014
Loans originated and purchased for sale:
Retail originations	$275,098	$251,331
Wholesale originations and purchases	265,191	262,439
Total loans originated and purchased for sale (1)	540,289	513,770

Loans sold:
Servicing released	(589,590)	(488,741)
Servicing retained	(11,421)	(1,684)
Total loans sold (2)	(601,011)	(490,425)

Loans originated for investment:
Mortgage loans:
Single-family	5,430	12,951
Multi-family	22,703	21,233
Commercial real estate	6,444	5,150
Construction	382	3,009
Other	72	—
Commercial business loans	—	75
Total loans originated for investment (3)	35,031	42,418

Loans purchased for investment:
Mortgage loans:
Single-family	193	218
Total loans purchased for investment (3)	193	218

Mortgage loan principal payments	(45,847)	(24,384)
Real estate acquired in settlement of loans	(1,006)	(927)
Increase (decrease) in other items, net (4)	2,732	(2,178)

Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(69,619)	$38,492

(1)	Includes PBM loans originated and purchased for sale during the quarters ended September 30, 2015 and 2014 totaling $540.3 million and $513.8 million, respectively.

(2)	Includes PBM loans sold during the quarters ended September 30, 2015 and 2014 totaling $601.0 million and $490.4 million, respectively.

(3)	Includes PBM loans originated and purchased for investment during the quarters ended September 30, 2015 and 2014 totaling $5.6 million and $14.4 million, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for sale, advance payments of escrows and repurchases.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first three months of fiscal 2016 and 2015, the Corporation originated and purchased $575.5 million and $556.4 million of loans, respectively.  The total loans sold in the first three months of fiscal 2016 and 2015 were $601.0 million and $490.4 million, respectively.  At September 30, 2015, the Corporation had loan origination commitments totaling $143.5 million, undisbursed lines of credit totaling $1.6 million and undisbursed loan funds totaling $2.7 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first three months of fiscal 2016, the net increase in deposits was $780,000, primarily due to the increase in transaction accounts, which was partly offset by scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of September 30, 2015, total deposits were $924.9 million. At September 30, 2015, time deposits scheduled to mature in one year or less were $160.7 million and total time deposits with a principal amount of $100,000 or higher were $169.9 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2015, total cash and cash equivalents were $156.1 million, or 13 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2015, total borrowings were $91.4 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $309.3 million and the remaining available collateral was $548.8 million.  In addition, the Bank has secured an $11.6 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $12.3 million.  As of September 30, 2015, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $12.0 million which matures on June 30, 2016 which the Bank intends to renew upon maturity. The Bank has no advances under its correspondent bank or discount window facility as of September 30, 2015.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2015 increased slightly to 35.0 percent from 34.5 percent for the quarter ended June 30, 2015.

Effective January 1, 2015, the Bank is subject to capital requirements which created a required ratio for common equity Tier 1 (“CET1”) capital, increased the Tier1 leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. In addition, Provident Financial Holdings, Inc. as a savings and loan holding company registered with the FRB, is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Provident Financial Holdings, Inc. and the Bank are required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before they may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements include a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a Tier1 leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Provident Financial Holdings, Inc. and the Bank do not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of the Bank's asset size, it is not considered an advanced approaches banking organization and has elected to take the one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in the Bank's capital calculations.

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

At September 30, 2015, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at September 30, 2015 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of September 30, 2015
Tier 1 leverage capital (to adjusted average assets)	$138,829	11.82%	$46,992	4.00%	$58,740	5.00%
CET1 capital (to risk-weighted assets) (1)	$138,829	19.92%	$31,358	4.50%	$45,295	6.50%
Tier 1 capital (to risk-weighted assets)	$138,829	19.92%	$41,811	6.00%	$55,748	8.00%
Total capital (to risk-weighted assets)	$147,554	21.17%	$55,748	8.00%	$69,685	10.00%

As of June 30, 2015
Tier 1 leverage capital (to adjusted assets)	$140,735	11.94%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)	$140,735	19.24%	$32,923	4.50%	$47,555	6.50%
Tier 1 capital (to risk-weighted assets)	$140,735	19.24%	$43,897	6.00%	$58,529	8.00%
Total capital (to risk-weighted assets)	$149,886	20.49%	$58,529	8.00%	$73,161	10.00%

Provident Savings Bank, F.S.B.:

As of September 30, 2015
Tier 1 leverage capital (to adjusted average assets)	$113,741	9.68%	$46,992	4.00%	$58,740	5.00%
CET1 capital (to risk-weighted assets)	$113,741	16.32%	$31,354	4.50%	$45,290	6.50%
Tier 1 capital (to risk-weighted assets)	$113,741	16.32%	$41,806	6.00%	$55,741	8.00%
Total capital (to risk-weighted assets)	$122,524	17.58%	$55,741	8.00%	$69,677	10.00%

As of June 30, 2015
Tier 1 leverage capital (to adjusted assets)	$125,946	10.68%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)	$125,946	17.22%	$32,922	4.50%	$47,554	6.50%
Tier 1 capital (to risk-weighted assets)	$125,946	17.22%	$43,896	6.00%	$58,528	8.00%
Total capital (to risk-weighted assets)	$135,096	18.47%	$58,528	8.00%	$73,160	10.00%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first quarter of fiscal 2016, the Bank paid a cash dividend of $15.0 million to the Corporation; while the Corporation paid $1.0 million of cash dividends to its shareholders.

Supplemental Information

	At September 30, 2015	At June 30, 2015	At September 30, 2014

Loans serviced for others (in thousands)	$86,658	$80,058	$78,661

Book value per share	$16.52	$16.35	$15.84

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2015 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$259,676	$109,066	$1,294,806	20.06%	+767 bp
+300 bp	$238,058	$87,448	$1,280,930	18.58%	+619 bp
+200 bp	$211,948	$61,338	$1,263,406	16.78%	+439 bp
+100 bp	$182,271	$31,661	$1,241,826	14.68%	+229 bp
0 bp	$150,610	$—	$1,215,531	12.39%	- bp
-100 bp	$129,752	$(20,858)	$1,206,440	10.75%	-164 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2015 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2015 and June 30, 2015.

	At September 30, 2015	At June 30, 2015
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.39%	13.60%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.75%	12.05%
Sensitivity Measure: Change in NPV Ratio	-164 bp	-155 bp
TB 13a Level of Risk	Minimal	Minimal

The pre-shock NPV ratio declined 121 basis points to 12.39% at September 30, 2015 from 13.60% at June 30, 2015 and the post-shock NPV ratio declined 130 basis points to 10.75% at September 30, 2015 from 12.05% at June 30, 2015. The decline of the NPV ratios was primarily attributable to a $15.0 million cash dividend distribution from the Bank to the Corporation in September 2015, partly offset by the net income in the first three months of fiscal 2016.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at September 30, 2015 and June 30, 2015.

At September 30, 2015		At June 30, 2015
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	0.75%	+400 bp	(0.56)%
+300 bp	7.68%	+300 bp	6.11%
+200 bp	4.76%	+200 bp	3.74%
+100 bp	0.31%	+100 bp	0.20%
-100 bp	(18.89)%	-100 bp	(18.57)%

At both September 30, 2015 and June 30, 2015, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2015 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations, except as previously disclosed in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2015.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2015	12,149	$16.12	12,149	336,835
August 1 – 31, 2015	110,337	16.57	105,837	230,998
September 1 – 30, 2015	97,943	16.59	97,943	133,055
Total	220,429	$16.55	215,929	133,055

(1)
On April 28, 2015, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation's outstanding common stock, or approximately 430,651 shares. The April 2015 stock repurchase plan will expire on April 28, 2016.

During the quarter ended September 30, 2015, the Corporation purchased 220,429 shares of the Corporation’s common stock at an average cost of $16.55 per share, including the purchase of 4,500 shares of common stock from stock options exercised during the quarter with an average cost of $16.09 per share.  As of September 30, 2015, a total of 297,596 shares or 69 percent of the shares authorized in the April 2015 stock repurchase plan have been purchased at an average cost of $16.88 per share, leaving 133,055 shares available for future purchases. During the quarter ended September 30, 2015, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibits:

3.1 (a)	Certificate of Incorporation of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.1 (b)
Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q filed on November 9, 2010)

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 9, 2015	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.