Form 10-Q
period 2015-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2016-02-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of February 2, 2016
Common stock, $ 0.01 par value, per share	8,372,023 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2015 and June 30, 2015	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2015 and 2014	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Six Months Ended December 31, 2015 and 2014	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2015 and 2014	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2015 and 2014	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	44
	Safe-Harbor Statement	45
	Critical Accounting Policies	46
	Executive Summary and Operating Strategy	46
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	47
	Comparison of Financial Condition at December 31, 2015 and June 30, 2015	48
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2015 and 2014	49
	Asset Quality	58
	Loan Volume Activities	67
	Liquidity and Capital Resources	68
	Supplemental Information	70

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	71

ITEM 4 -	Controls and Procedures	72

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	73
ITEM 1A -	Risk Factors	73
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	73
ITEM 3 -	Defaults Upon Senior Securities	74
ITEM 4 -	Mine Safety Disclosures	74
ITEM 5 -	Other Information	74
ITEM 6 -	Exhibits	74

SIGNATURES		77

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
In Thousands, Except Share Information

	December 31, 2015	June 30, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$111,359	$81,403
Investment securities – held to maturity, at cost	10,963	800
Investment securities – available for sale, at fair value	12,678	14,161
Loans held for investment, net of allowance for loan losses of $8,768 and $8,724, respectively; includes $4,210 and $4,518 at fair value, respectively	813,888	814,234
Loans held for sale, at fair value	175,998	224,715
Accrued interest receivable	2,612	2,839
Real estate owned, net	4,913	2,398
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,094	8,094
Premises and equipment, net	5,158	5,417
Prepaid expenses and other assets	18,879	20,494

Total assets	$1,164,542	$1,174,555

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$63,481	$67,538
Interest-bearing deposits	854,268	856,548
Total deposits	917,749	924,086

Borrowings	91,334	91,367
Accounts payable, accrued interest and other liabilities	17,594	17,965
Total liabilities	1,026,677	1,033,418

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,786,865 and 17,766,865 shares issued; 8,345,723 and 8,634,607 shares outstanding, respectively)	178	177
Additional paid-in capital	89,604	88,893
Retained earnings	189,590	188,206
Treasury stock at cost (9,441,142 and 9,132,258 shares, respectively)	(141,753)	(136,470)
Accumulated other comprehensive income, net of tax	246	331

Total stockholders’ equity	137,865	141,137

Total liabilities and stockholders’ equity	$1,164,542	$1,174,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest income:
Loans receivable, net	$8,979	$9,376	$18,469	$18,571
Investment securities	71	72	138	148
FHLB – San Francisco stock	179	132	379	276
Interest-earning deposits	134	76	234	170
Total interest income	9,363	9,656	19,220	19,165

Interest expense:
Checking and money market deposits	122	110	239	214
Savings deposits	169	160	337	317
Time deposits	835	940	1,693	1,916
Borrowings	648	336	1,296	671
Total interest expense	1,774	1,546	3,565	3,118

Net interest income	7,589	8,110	15,655	16,047
Recovery from the allowance for loan losses	(362)	(354)	(400)	(1,172)
Net interest income, after recovery from the allowance for loan losses	7,951	8,464	16,055	17,219

Non-interest income:
Loan servicing and other fees	306	291	417	559
Gain on sale of loans, net	6,044	8,042	14,968	15,694
Deposit account fees	590	604	1,200	1,230
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	35	(51)	264	(70)
Card and processing fees	352	336	714	692
Other	271	275	484	502
Total non-interest income	7,598	9,497	18,047	18,607

Non-interest expense:
Salaries and employee benefits	9,971	9,950	20,763	19,531
Premises and occupancy	1,170	1,150	2,278	2,498
Equipment	430	414	809	886
Professional expenses	472	493	972	957
Sales and marketing expenses	334	399	596	730
Deposit insurance premiums and regulatory assessments	250	238	512	511
Other	1,232	1,268	2,289	2,538
Total non-interest expense	13,859	13,912	28,219	27,651

Income before income taxes	1,690	4,049	5,883	8,175
Provision for income taxes	708	1,721	2,458	3,457
Net income	$982	$2,328	$3,425	$4,718

Basic earnings per share	$0.12	$0.26	$0.40	$0.51
Diluted earnings per share	$0.11	$0.25	$0.39	$0.50
Cash dividends per share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$982	$2,328	$3,425	$4,718

Change in unrealized holding (loss) gain on securities available for sale	(93)	95	(147)	79
Reclassification of (gains) losses to net income	—	—	—	—
Other comprehensive (loss) income, before income taxes	(93)	95	(147)	79

Income tax (benefit) provision	(39)	40	(62)	33
Other comprehensive (loss) income	(54)	55	(85)	46

Total comprehensive income	$928	$2,383	$3,340	$4,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended December 31, 2015 and 2014:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2015	8,429,678	$178	$89,278	$189,617	$(140,119)	$300	$139,254

Net income				982			982
Other comprehensive loss						(54)	(54)
Purchase of treasury stock	(90,955)				(1,634)		(1,634)
Exercise of stock options	7,000	—	52				52
Amortization of restricted stock			133				133
Stock options expense			127				127
Tax effect from stock based compensation			14				14
Cash dividends(1)				(1,009)			(1,009)

Balance at December 31, 2015	8,345,723	$178	$89,604	$189,590	$(141,753)	$246	$137,865

(1) Cash dividends of $0.12 per share were paid in the quarter ended December 31, 2015.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at September 30, 2014	9,152,065	$177	$86,759	$183,825	$(126,175)	$377	$144,963

Net income				2,328			2,328
Other comprehensive income						55	55
Purchase of treasury stock	(156,916)				(2,385)		(2,385)
Amortization of restricted stock			182				182
Stock options expense			212				212
Cash dividends(1)				(1,005)			(1,005)

Balance at December 31, 2014	8,995,149	$177	$87,153	$185,148	$(128,560)	$432	$144,350

(1) Cash dividends of $0.11 per share were paid in the quarter ended December 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended December 31, 2015 and 2014:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2015	8,634,607	$177	$88,893	$188,206	$(136,470)	$331	$141,137

Net income				3,425			3,425
Other comprehensive loss						(85)	(85)
Purchase of treasury stock(1)	(311,384)				(5,283)		(5,283)
Exercise of stock options	20,000	1	147				148
Distribution of restricted stock	2,500						—
Amortization of restricted stock			294				294
Stock options expense			255				255
Tax effect from stock based compensation			15				15
Cash dividends(2)				(2,041)			(2,041)

Balance at December 31, 2015	8,345,723	$178	$89,604	$189,590	$(141,753)	$246	$137,865

(1) Includes the repurchase of 4,500 shares from a cashless stock option exercise.
(2) Cash dividends of $0.24 per share were paid during the six months ended December 31, 2015.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2014	9,312,269	$177	$88,259	$182,458	$(125,418)	$386	$145,862

Net income				4,718			4,718
Other comprehensive income						46	46
Purchase of treasury stock	(319,120)				(4,783)		(4,783)
Exercise of stock options	2,000	—	14				14
Amortization of restricted stock			241				241
Awards of restricted stock			(1,641)		1,641		—
Stock options expense			296				296
Tax effect from stock based compensation			(16)				(16)
Cash dividends(1)				(2,028)			(2,028)

Balance at December 31, 2014	8,995,149	$177	$87,153	$185,148	$(128,560)	$432	$144,350

(1) Cash dividends of $0.22 per share were paid during the six months ended December 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,425	$4,718
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	861	1,041
Recovery from the allowance for loan losses	(400)	(1,172)
Unrealized gain on real estate owned	(97)	(17)
Gain on sale of loans, net	(14,968)	(15,694)
Gain on sale of real estate owned, net	(187)	(6)
Stock-based compensation	549	537
(Benefit) provision for deferred income taxes	(646)	1,294
Tax effect from stock based compensation	(15)	16
(Decrease) increase in accounts payable and other liabilities	(182)	302
Increase in prepaid expenses and other assets	(418)	(258)
Loans originated for sale	(1,012,792)	(1,079,427)
Proceeds from sale of loans	1,079,764	1,025,890
Net cash provided by (used for) operating activities	54,894	(62,776)

Cash flows from investing activities:
Increase in loans held for investment, net	(4,980)	(26,544)
Principal payments from investment securities available for sale	1,347	1,297
Purchase of investment securities held to maturity	(10,166)	—
Purchase of investment securities available for sale	—	(250)
Proceeds from sale of real estate owned	2,592	883
Purchase of premises and equipment	(200)	(267)
Net cash used for investing activities	(11,407)	(24,881)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(6,337)	7,642
Repayments of long-term borrowings	(33)	(31)
Exercise of stock options	148	14
Tax effect from stock based compensation	15	(16)
Cash dividends	(2,041)	(2,028)
Treasury stock purchases	(5,283)	(4,783)
Net cash (used for) provided by financing activities	(13,531)	798

Net increase (decrease) in cash and cash equivalents	29,956	(86,859)
Cash and cash equivalents at beginning of period	81,403	118,937
Cash and cash equivalents at end of period	$111,359	$32,078
Supplemental information:
Cash paid for interest	$3,581	$3,129
Cash paid for income taxes	$3,045	$2,175
Transfer of loans held for sale to held for investment	$2,083	$1,762
Real estate acquired in the settlement of loans	$4,231	$2,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2015 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2015.  The results of operations for the quarter and six months ended December 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2015-05:
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this ASU supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

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

ASU 2015-12:
In July 2015, the FASB issued ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force)." The amendments of this ASU (i) require fully benefit-responsive investment contracts to be measured, presented and disclosed only at contract value, not fair value; (ii) simplify the investment disclosure requirements; and (iii) provide a measurement date practical expedient for employee benefit plans. This ASU is effective for fiscal years beginning after December 15, 2015, with earlier adoption permitted. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

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

As of December 31, 2015 and 2014, there were outstanding options to purchase 1.0 million shares and 1.1 million shares of the Corporation’s common stock, respectively, of which 216,500 shares and 271,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2015 and 2014, there were outstanding restricted stock awards of 197,500 shares and 266,500 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2015 and 2014, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$982	$2,328	$3,425	$4,718

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	8,396	9,120	8,481	9,187

Effect of dilutive shares:
Stock options	142	62	127	117
Restricted stock	62	56	64	49

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	8,600	9,238	8,672	9,353

Basic earnings per share	$0.12	$0.26	$0.40	$0.51
Diluted earnings per share	$0.11	$0.25	$0.39	$0.50

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and six months ended December 31, 2015 and 2014, respectively.

	For the Quarter Ended December 31, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,701	$888	$7,589
Recovery from the allowance for loan losses	(353)	(9)	(362)
Net interest income, after recovery from the allowance for loan losses	7,054	897	7,951

Non-interest income:
Loan servicing and other fees (1)	188	118	306
(Loss) gain on sale of loans, net (2)	(1)	6,045	6,044
Deposit account fees	590	—	590
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	35	—	35
Card and processing fees	352	—	352
Other	271	—	271
Total non-interest income	1,435	6,163	7,598

Non-interest expense:
Salaries and employee benefits	4,255	5,716	9,971
Premises and occupancy	748	422	1,170
Operating and administrative expenses	1,246	1,472	2,718
Total non-interest expense	6,249	7,610	13,859
Income (loss) before income taxes	2,240	(550)	1,690
Provision (benefit) for income taxes	939	(231)	708
Net income (loss)	$1,301	$(319)	$982
Total assets, end of period	$988,323	$176,219	$1,164,542

(1)	Includes an inter-company charge of $103 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $191 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,925	$1,185	$8,110
(Recovery) provision for loan losses	(373)	19	(354)
Net interest income after (recovery) provision for loan losses	7,298	1,166	8,464

Non-interest income:
Loan servicing and other fees (1)	85	206	291
Gain on sale of loans, net (2)	75	7,967	8,042
Deposit account fees	604	—	604
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(50)	(1)	(51)
Card and processing fees	336	—	336
Other	275	—	275
Total non-interest income	1,325	8,172	9,497

Non-interest expense:
Salaries and employee benefits	4,528	5,422	9,950
Premises and occupancy	716	434	1,150
Operating and administrative expenses	1,093	1,719	2,812
Total non-interest expense	6,337	7,575	13,912
Income before income taxes	2,286	1,763	4,049
Provision for income taxes	988	733	1,721
Net income	$1,298	$1,030	$2,328
Total assets, end of period	$883,665	$228,725	$1,112,390

(1)	Includes an inter-company charge of $144 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $61 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$13,604	$2,051	$15,655
Recovery from the allowance for loan losses	(341)	(59)	(400)
Net interest income, after recovery from the allowance for loan losses	13,945	2,110	16,055

Non-interest income:
Loan servicing and other fees (1)	332	85	417
Gain on sale of loans, net (2)	—	14,968	14,968
Deposit account fees	1,200	—	1,200
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	259	5	264
Card and processing fees	714	—	714
Other	484	—	484
Total non-interest income	2,989	15,058	18,047

Non-interest expense:
Salaries and employee benefits	8,808	11,955	20,763
Premises and occupancy	1,444	834	2,278
Operating and administrative expenses	2,235	2,943	5,178
Total non-interest expense	12,487	15,732	28,219
Income before income taxes	4,447	1,436	5,883
Provision for income taxes	1,854	604	2,458
Net income	$2,593	$832	$3,425
Total assets, end of period	$988,323	$176,219	$1,164,542

(1)	Includes an inter-company charge of $168 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $299 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2014
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$13,820	$2,227	$16,047
(Recovery) provision for loan losses	(1,263)	91	(1,172)
Net interest income, after (recovery) provision for loan losses	15,083	2,136	17,219

Non-interest income:
Loan servicing and other fees (1)	93	466	559
Gain on sale of loans, net (2)	146	15,548	15,694
Deposit account fees	1,230	—	1,230
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(69)	(1)	(70)
Card and processing fees	692	—	692
Other	502	—	502
Total non-interest income	2,594	16,013	18,607

Non-interest expense:
Salaries and employee benefits	8,795	10,736	19,531
Premises and occupancy	1,588	910	2,498
Operating and administrative expenses	2,249	3,373	5,622
Total non-interest expense	12,632	15,019	27,651
Income before income taxes	5,045	3,130	8,175
Provision for income taxes	2,155	1,302	3,457
Net income	$2,890	$1,828	$4,718
Total assets, end of period	$883,665	$228,725	$1,112,390

(1)	Includes an inter-company charge of $302 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $75 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2015 and June 30, 2015 were as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
U.S. government sponsored enterprise MBS (1)	10,163	—	(34)	10,129	10,163
Total investment securities - held to maturity	$10,963	$—	$(34)	$10,929	$10,963

Available for sale:
U.S. government agency MBS	$7,025	$229	$—	$7,254	$7,254
U.S. government sponsored enterprise MBS	4,385	242	—	4,627	4,627
Private issue CMO (2)	647	7	—	654	654
Common stock - community development financial institution	250	—	(107)	143	143
Total investment securities - available for sale	$12,307	$478	$(107)	$12,678	$12,678
Total investment securities	$23,270	$478	$(141)	$23,607	$23,641

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS	$7,613	$293	$—	$7,906	$7,906
U.S. government sponsored enterprise MBS	5,083	304	—	5,387	5,387
Private issue CMO	708	9	—	717	717
Common stock - community development financial institution	250	—	(99)	151	151
Total investment securities - available for sale	$13,654	$606	$(99)	$14,161	$14,161
Total investment securities	$14,454	$606	$(99)	$14,961	$14,961

In the second quarters of fiscal 2016 and 2015, the Corporation received MBS principal payments of $697,000 and $517,000, respectively, and did not sell investment securities. The Corporation purchased U.S. government sponsored enterprise MBS totaling $10.2 million to be held to maturity in the second quarter of fiscal 2016 and did not purchase any investment securities in the second quarter of fiscal 2015. For both the first six months of fiscal 2016 and 2015, the Corporation received MBS principal payments of $1.3 million. The Corporation purchased the $10.2 million of U.S. government sponsored enterprise MBS to be held to maturity in the second quarter of fiscal 2016 and, in the first quarter of fiscal 2015, $250,000 in the common stock of a community development financial institution to help fulfill the Bank's Community Reinvestment Act ("CRA") obligation and held as available for sale.

The Corporation held investments with unrealized loss position of $141,000 at December 31, 2015 and $99,000 at June 30, 2015.

As of December 31, 2015	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$10,129	$34	$—	$—	$10,129	$34
Total investment securities - held to maturity	$10,129	$34	$—	$—	$10,129	$34

Available for sale:
Common stock(1)	$143	$107	$—	$—	$143	$107
Total investment securities - available for sale	$143	$107	$—	$—	$143	$107
Total investment securities	$10,272	$141	$—	$—	$10,272	$141

As of June 30, 2015	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale:
Common stock(1)	$151	$99	$—	$—	$151	$99
Total	$151	$99	$—	$—	$151	$99

(1)	Common stock of a community development financial institution.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of December 31, 2015, the unrealized holding loss was less than 12 months on the common stock, primarily the result of the dilutive nature of the institution's recent merger with another community development financial institution.  Based on the nature of the investment, management concluded that such unrealized loss was not other than temporary as of December 31, 2015.  The Corporation intends and has the ability to hold the common stock and will not likely be required to sell before realizing a full recovery. The Corporation does not believe that there are any other-than-temporary impairments at December 31, 2015 and 2014; therefore, no impairment losses have been recorded for the quarters and six months ended December 31, 2015 and 2014.

Contractual maturities of investment securities as of December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015		June 30, 2015
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	10,163	10,129	—	—
Due after ten years	—	—	—	—
Total investment securities - held to maturity	$10,963	$10,929	$800	$800

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	12,057	12,535	13,404	14,010
No stated maturity (common stock)	250	143	250	151
Total investment securities - available for sale	$12,307	$12,678	$13,654	$14,161
Total investment securities	$23,270	$23,607	$14,454	$14,961

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

(In Thousands)	December 31, 2015	June 30, 2015
Mortgage loans:
Single-family	$343,999	$365,961
Multi-family	372,100	347,020
Commercial real estate	98,574	100,897
Construction	10,173	8,191
Other	72	—
Commercial business loans	487	666
Consumer loans	241	244
Total loans held for investment, gross	825,646	822,979

Undisbursed loan funds	(6,725)	(3,360)
Advance payments of escrows	101	199
Deferred loan costs, net	3,634	3,140
Allowance for loan losses	(8,768)	(8,724)
Total loans held for investment, net	$813,888	$814,234

As of December 31, 2015, the Corporation had $11.2 million in mortgage loans that are subject to negative amortization, consisting of $7.9 million in multi-family loans, $3.1 million in single-family loans and $199,000 in commercial real estate loans.  This compares to $14.1 million of negative amortization mortgage loans at June 30, 2015, consisting of $10.7 million in multi-family loans, $3.2 million in single-family loans and $227,000 in commercial real estate loans.  During the second quarters and six months of fiscal 2016 and 2015, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of December 31, 2015 and June 30, 2015, the interest-only ARM loans were $103.6 million and $152.6 million, or 12.6% and 18.6% of loans held for investment, respectively. As of December 31, 2015, the Corporation had $4.2 million of single-family loans, 15 loans, held for investment which were originated for sale but were subsequently transferred to held for investment and are carried at fair value. This compares to $4.5 million of single-family loans, 13 loans, held for investment at June 30, 2015 which were originated for sale but were subsequently transferred to held for investment and are carried at fair value.

The following table sets forth information at December 31, 2015 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 3% of loans held for investment at December 31, 2015, as compared to 4% at June 30, 2015.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$270,765	$5,372	$53,265	$1,974	$12,623	$343,999
Multi-family	71,493	117,248	174,961	5,351	3,047	372,100
Commercial real estate	13,282	36,260	43,716	—	5,316	98,574
Construction	4,708	—	375	—	5,090	10,173
Other	—	—	—	—	72	72
Commercial business loans	163	—	—	—	324	487
Consumer loans	236	—	—	—	5	241
Total loans held for investment, gross	$360,647	$158,880	$272,317	$7,325	$26,477	$825,646

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	December 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$328,396	$368,018	$97,646	$8,902	$72	$387	$241	$803,662
Special Mention	4,676	1,339	—	—	—	—	—	6,015
Substandard	10,927	2,743	928	1,271	—	100	—	15,969
Total loans held for investment, gross	$343,999	$372,100	$98,574	$10,173	$72	$487	$241	$825,646

	June 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$347,301	$339,093	$98,254	$8,191	$557	$244	$793,640
Special Mention	7,766	413	—	—	—	—	8,179
Substandard	10,894	7,514	2,643	—	109	—	21,160
Total loans held for investment, gross	$365,961	$347,020	$100,897	$8,191	$666	$244	$822,979

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying Accounting Standards Codification (“ASC”) 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is derived based on the loan's fair value or collateral's fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required.

The following table summarizes the Corporation’s allowance for loan losses at December 31, 2015 and June 30, 2015:

(In Thousands)	December 31, 2015	June 30, 2015
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$5,720	$5,202
Multi-family	1,919	2,616
Commercial real estate	778	734
Construction	304	42
Other	1	—
Commercial business loans	17	23
Consumer loans	9	9
Total collectively evaluated allowance	8,748	8,626

Individually evaluated for impairment:
Mortgage loans:
Single-family	—	78
Commercial business loans	20	20
Total individually evaluated allowance	20	98
Total loan loss allowance	$8,768	$8,724

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(Dollars in Thousands)	2015	2014	2015	2014

Allowance at beginning of period	$9,034	$8,888	$8,724	$9,744

Recovery from the allowance for loan losses	(362)	(354)	(400)	(1,172)

Recoveries:
Mortgage loans:
Single-family	158	164	227	273
Multi-family	58	93	114	164
Commercial real estate	—	—	216	—
Commercial business loans	—	—	85	—
Consumer loans	—	—	—	1
Total recoveries	216	257	642	438

Charge-offs:
Mortgage loans:
Single-family	(118)	(98)	(196)	(317)
Consumer loans	(2)	—	(2)	—
Total charge-offs	(120)	(98)	(198)	(317)

Net recoveries	96	159	444	121
Balance at end of period	$8,768	$8,693	$8,768	$8,693

Allowance for loan losses as a percentage of gross loans held for investment	1.07%	1.08%	1.07%	1.08%
Net recoveries as a percentage of average loans receivable, net, during the period (annualized)	(0.04)%	(0.07)%	(0.09)%	(0.03)%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	67.35%	73.88%	67.35%	73.88%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	December 31, 2015
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$332,550	$522	$10,927	$343,999
Multi-family	370,147	—	1,953	372,100
Commercial real estate	98,574	—	—	98,574
Construction	10,173	—	—	10,173
Other	72	—	—	72
Commercial business loans	387	—	100	487
Consumer loans	241	—	—	241
Total loans held for investment, gross	$812,144	$522	$12,980	$825,646

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2015
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$354,082	$1,335	$10,544	$365,961
Multi-family	344,774	—	2,246	347,020
Commercial real estate	99,198	—	1,699	100,897
Construction	8,191	—	—	8,191
Commercial business loans	557	—	109	666
Consumer loans	244	—	—	244
Total loans held for investment, gross	$807,046	$1,335	$14,598	$822,979

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended December 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$6,310	$1,943	$697	$40	$2	$33	$9	$9,034
(Recovery) provision for loan losses	(630)	(82)	81	264	(1)	4	2	(362)
Recoveries	158	58	—	—	—	—	—	216
Charge-offs	(118)	—	—	—	—	—	(2)	(120)
Allowance for loan losses, end of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	5,720	1,919	778	304	1	17	9	8,748
Allowance for loan losses, end of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768

Loans held for investment:
Individually evaluated for impairment	$7,436	$1,953	$—	$—	$—	$100	$—	$9,489
Collectively evaluated for impairment	336,563	370,147	98,574	10,173	72	387	241	816,157
Total loans held for investment, gross	$343,999	$372,100	$98,574	$10,173	$72	$487	$241	$825,646
Allowance for loan losses as a percentage of gross loans held for investment	1.66%	0.52%	0.79%	2.99%	1.39%	7.60%	3.73%	1.07%

	Quarter Ended December 31, 2014
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,652	$3,122	$1,014	$5	$85	$10	$8,888
(Recovery) provision for loan losses	(178)	(217)	61	12	(32)	—	(354)
Recoveries	164	93	—	—	—	—	257
Charge-offs	(98)	—	—	—	—	—	(98)
Allowance for loan losses, end of period	$4,540	$2,998	$1,075	$17	$53	$10	$8,693

Allowance for loan losses:
Individually evaluated for impairment	$57	$—	$—	$—	$20	$—	$77
Collectively evaluated for impairment	4,483	2,998	1,075	17	33	10	8,616
Allowance for loan losses, end of period	$4,540	$2,998	$1,075	$17	$53	$10	$8,693

Loans held for investment:
Individually evaluated for impairment	$5,679	$1,996	$1,520	$—	$112	$—	$9,307
Collectively evaluated for impairment	371,410	320,283	99,330	4,378	747	265	796,413
Total loans held for investment, gross	$377,089	$322,279	$100,850	$4,378	$859	$265	$805,720
Allowance for loan losses as a percentage of gross loans held for investment	1.20%	0.93%	1.07%	0.39%	6.17%	3.77%	1.08%

	Six Months Ended December 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,280	$2,616	$734	$42	$—	$43	$9	$8,724
Provision (recovery) for loan losses	409	(811)	(172)	262	1	(91)	2	(400)
Recoveries	227	114	216	—	—	85	—	642
Charge-offs	(196)	—	—	—	—	—	(2)	(198)
Allowance for loan losses, end of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	5,720	1,919	778	304	1	17	9	8,748
Allowance for loan losses, end of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768

Loans held for investment:
Individually evaluated for impairment	$7,436	$1,953	$—	$—	$—	$100	$—	$9,489
Collectively evaluated for impairment	336,563	370,147	98,574	10,173	72	387	241	816,157
Total loans held for investment, gross	$343,999	$372,100	$98,574	$10,173	$72	$487	$241	$825,646
Allowance for loan losses as a percentage of gross loans held for investment	1.66%	0.52%	0.79%	2.99%	1.39%	7.60%	3.73%	1.07%

	Six Months Ended December 31, 2014
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,476	$3,142	$989	$35	$92	$10	$9,744
(Recovery) provision for loan losses	(892)	(308)	86	(18)	(39)	(1)	(1,172)
Recoveries	273	164	—	—	—	1	438
Charge-offs	(317)	—	—	—	—	—	(317)
Allowance for loan losses, end of period	$4,540	$2,998	$1,075	$17	$53	$10	$8,693

Allowance for loan losses:
Individually evaluated for impairment	$57	$—	$—	$—	$20	$—	$77
Collectively evaluated for impairment	4,483	2,998	1,075	17	33	10	8,616
Allowance for loan losses, end of period	$4,540	$2,998	$1,075	$17	$53	$10	$8,693

Loans held for investment:
Individually evaluated for impairment	$5,679	$1,996	$1,520	$—	$112	$—	$9,307
Collectively evaluated for impairment	371,410	320,283	99,330	4,378	747	265	796,413
Total loans held for investment, gross	$377,089	$322,279	$100,850	$4,378	$859	$265	$805,720
Allowance for loan losses as a percentage of gross loans held for investment	1.20%	0.93%	1.07%	0.39%	6.17%	3.77%	1.08%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell, to establish realizable value. This analysis may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

	At December 31, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$3,530	$—	$3,530	$(812)	$2,718
Without a related allowance(2)	9,124	(1,688)	7,436	—	7,436
Total single-family	12,654	(1,688)	10,966	(812)	10,154

Multi-family:
Without a related allowance(2)	3,098	(1,145)	1,953	—	1,953
Total multi-family	3,098	(1,145)	1,953	—	1,953

Commercial business loans:
With a related allowance	100	—	100	(20)	80
Total commercial business loans	100	—	100	(20)	80

Total non-performing loans	$15,852	$(2,833)	$13,019	$(832)	$12,187

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

At December 31, 2015 and June 30, 2015, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended December 31, 2015 and 2014, the Corporation’s average investment in non-performing loans was $13.9 million and $12.5 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the quarters ended December 31, 2015 and 2014, interest income of $36,000 and $151,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $125,000 and $14,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $37,000 and $17,000 for the quarters ended December 31, 2015 and 2014, respectively, and was not included in the results of operations.

For the six months ended December 31, 2015 and 2014, the Corporation’s average investment in non-performing loans was $14.6 million and $14.2 million, respectively.  For the six months ended December 31, 2015 and 2014, interest income of $137,000 and $248,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $189,000 and $161,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $104,000 and $36,000 for the six months ended December 31, 2015 and 2014, respectively, and was not included in the results of operations.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2015 and 2014:

	Quarter Ended December 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,525	$—	$5,687	$34
Multi-family	1,961	—	2,008	—
Commercial real estate	676	10	1,965	99
	10,162	10	9,660	133

With related allowances:
Mortgage loans:
Single-family	3,669	24	2,445	16
Multi-family	—	—	266	—
Commercial business loans	100	2	123	2
	3,769	26	2,834	18

Total	$13,931	$36	$12,494	$151

	Six Months Ended December 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$8,272	$3	$6,627	$68
Multi-family	2,013	66	2,148	4
Commercial real estate	999	28	2,146	125
	11,284	97	10,921	197

With related allowances:
Mortgage loans:
Single-family	3,241	36	2,677	33
Multi-family	—	—	495	13
Commercial business loans	104	4	128	5
	3,345	40	3,300	51

Total	$14,629	$137	$14,221	$248

For the quarters and six months ended December 31, 2015 and 2014, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters and six months ended December 31, 2015 and 2014, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters and six months ended December 31, 2015 and 2014, there were no loans whose modification was extended beyond the initial maturity of the modification.

As of December 31, 2015, the net outstanding balance of the 12 restructured loans was $4.8 million:  one was classified as special mention and remains on accrual status ($666,000); and 11 were classified as substandard ($4.1 million, all on non-accrual status).  As of June 30, 2015, the net outstanding balance of the 18 restructured loans was $6.6 million:  two were classified as special mention on accrual status ($989,000); and 16 were classified as substandard ($5.6 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of December 31, 2015 and June 30, 2015, $2.4 million or 50%, and $4.9 million or 74%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	December 31, 2015	June 30, 2015
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,502	$2,902
Multi-family	1,559	1,593
Commercial real estate	—	1,019
Commercial business loans	80	89
Total	4,141	5,603

Restructured loans on accrual status:
Mortgage loans:
Single-family	666	989
Total	666	989

Total restructured loans	$4,807	$6,592

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At December 31, 2015
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$567	$—	$567	$(113)	$454
Without a related allowance(2)	3,553	(839)	2,714	—	2,714
Total single-family	4,120	(839)	3,281	(113)	3,168

Multi-family:
Without a related allowance(2)	2,663	(1,104)	1,559	—	1,559
Total multi-family	2,663	(1,104)	1,559	—	1,559

Commercial business loans:
With a related allowance	100	—	100	(20)	80
Total commercial business loans	100	—	100	(20)	80

Total restructured loans	$6,883	$(1,943)	$4,940	$(133)	$4,807

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

During the quarter ended December 31, 2015, four properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold.  This compares to the quarter ended December 31, 2014 when four properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold. For the six months ended December 31, 2015, six properties were acquired in the settlement of loans, while three previously foreclosed upon properties were sold.  This compares to the six months ended December 31, 2014 when seven properties were acquired in the settlement of loans, while four previously foreclosed upon properties were sold and one real estate owned property was written off. As of December 31, 2015, the net fair value of real estate owned was $4.9 million, comprised of five properties located in Southern California and one property located in Arizona.  This compares to the real estate owned net fair value of $2.4 million at June 30, 2015, comprised of two properties located in California and one property located in Nevada.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-

performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2015 and June 30, 2015, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $107.6 million and $144.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2015	June 30, 2015
(In Thousands)

Undisbursed loan funds - Construction loans	$6,725	$3,359
Undisbursed lines of credit – Mortgage loans	20	414
Undisbursed lines of credit – Commercial business loans	856	822
Undisbursed lines of credit – Consumer loans	686	708
Commitments to extend credit on loans to be held for investment	8,797	4,745
Total	$17,084	$10,048

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At December 31, 2015, $1.2 million was included in other assets and $364,000 was included in other liabilities; at June 30, 2015, $2.6 million was included in other assets and $208,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2015 and 2014.

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2015	2014	2015	2014
Balance, beginning of the period	$65	$108	$76	$61
Provision (recovery)	84	(27)	73	20
Balance, end of the period	$149	$81	$149	$81

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and six months ended December 31, 2015 and 2014 was as follows:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2015	2014	2015	2014
(In Thousands)
Commitments to extend credit on loans to be held for sale	$(1,334)	$344	$(329)	$(437)
Mandatory loan sale commitments and TBA MBS trades	1,337	(1,614)	(1,096)	(677)
Option contracts, net	(84)	(57)	(172)	(162)
Total net loss	$(81)	$(1,327)	$(1,597)	$(1,276)

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	December 31, 2015		June 30, 2015
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$98,763	$1,170	$139,565	$1,499
Best efforts loan sale commitments	(141,523)	—	(36,908)	—
Mandatory loan sale commitments and TBA MBS trades	(233,487)	(355)	(320,197)	741
Option contracts, net	1,000	24	4,000	192
Total	$(275,247)	$839	$(213,540)	$2,432

(1)	Net of 29.1% at December 31, 2015 and 26.9% at June 30, 2015 of commitments which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of December 31, 2015:
Loans held for investment, at fair value	$4,210	$4,394	$(184)
Loans held for sale, at fair value	$175,998	$170,982	$5,016

As of June 30, 2015:
Loans held for investment, at fair value	$4,518	$4,495	$23
Loans held for sale, at fair value	$224,715	$219,143	$5,572

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

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS, a privately issued CMO and common stock of a community development financial institution.  The Corporation utilizes quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2), broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3) and a relative value analysis for the common stock in non-active markets (Level 3).

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

The Corporation uses the amortization method for its MSA, which amortizes the MSA in proportion to and over the period of estimated net servicing income and assesses the MSA for impairment based on fair value at each reporting date.  The fair value of MSA is derived using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted-average coupon rates and the estimated average life (Level 3).

The rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  The fair value of interest-only strips is derived using the same assumptions that are used to value the related MSA (Level 3).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$7,254	$—	$7,254
U.S. government sponsored enterprise MBS	—	4,627	—	4,627
Private issue CMO	—	—	654	654
Common stock - community development financial institution	—	—	143	143
Investment securities - available for sale	—	11,881	797	12,678

Loans held for investment, at fair value	—	—	4,210	4,210
Loans held for sale, at fair value	—	175,998	—	175,998
Interest-only strips	—	—	54	54

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,202	1,202
Mandatory loan sale commitments	—	—	1	1
Option contracts	—	—	24	24
Derivative assets	—	—	1,227	1,227
Total assets	$—	$187,879	$6,288	$194,167

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$32	$32
Mandatory loan sale commitments	—	—	52	52
TBA MBS trades	—	304	—	304
Derivative liabilities	—	304	84	388
Total liabilities	$—	$304	$84	$388

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$7,906	$—	$7,906
U.S. government sponsored enterprise MBS	—	5,387	—	5,387
Private issue CMO	—	—	717	717
Common stock - community development financial institution	—	—	151	151
Investment securities - available for sale	—	13,293	868	14,161

Loans held for investment, at fair value	—	4,518	—	4,518
Loans held for sale, at fair value	—	224,715	—	224,715
Interest-only strips	—	—	63	63

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,636	1,636
TBA MBS trades	—	812	—	812
Option contracts	—	—	192	192
Derivative assets	—	812	1,828	2,640
Total assets	$—	$243,338	$2,759	$246,097

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$137	$137
Mandatory loan sale commitments	—	—	71	71
Derivative liabilities	—	—	208	208
Total liabilities	$—	$—	$208	$208

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at September 30, 2015	$691	$151	$4,036	$60	$2,504	$(150)	$57	$7,349
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	(53)	—	(1,334)	100	(84)	(1,371)
Included in other comprehensive loss	(1)	(8)	—	(6)	—	—	—	(15)
Purchases	—	—	240	—	—	—	51	291
Issuances	—	—	—	—	—	—	—	—
Settlements	(36)	—	(13)	—	—	(1)	—	(50)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Ending balance at December 31, 2015	$654	$143	$4,210	$54	$1,170	$(51)	$24	$6,204

(1)	Common stock of a community development financial institution.

(2)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(3)	Consists of commitments to extend credit on loans to be held for sale.

(4)	Consists of mandatory loan sale commitments.

	For the Quarter Ended December 31, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at September 30, 2014	$828	$250	$70	$1,785	$(245)	$33	$2,721
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	344	149	(57)	436
Included in other comprehensive (loss) income	(4)	—	(6)	—	—	—	(10)
Purchases	—	—	—	—	—	134	134
Issuances	—	—	—	—	—	—	—
Settlements	(25)	—	—	—	10	—	(15)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at December 31, 2014	$799	$250	$64	$2,129	$(86)	$110	$3,266

(1)	Common stock of a community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at June 30, 2015	$717	$151	$—	$63	$1,499	$(71)	$192	$2,551
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(208)	—	(329)	4	(172)	(705)
Included in other comprehensive loss	(2)	(8)	—	(9)	—	—	—	(19)
Purchases	—	—	551	—	—	—	140	691
Issuances	—	—	—	—	—	—	—	—
Settlements	(61)	—	(651)	—	—	16	(136)	(832)
Transfers in and/or out of Level 3	—	—	4,518	—	—	—	—	4,518
Ending balance at December 31, 2015	$654	$143	$4,210	$54	$1,170	$(51)	$24	$6,204

(1)	Common stock of a community development financial institution.

(2)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(3)	Consists of commitments to extend credit on loans to be held for sale.

(4)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2014
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2014	$853	$—	$62	$2,566	$(93)	$—	$3,388
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	(437)	(7)	(162)	(606)
Included in other comprehensive income (loss)	(5)	—	2	—	—	—	(3)
Purchases	—	250	—	—	—	321	571
Issuances	—	—	—	—	—	—	—
Settlements	(49)	—	—	—	14	(49)	(84)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at December 31, 2014	$799	$250	$64	$2,129	$(86)	$110	$3,266

(1)	Common stock of a community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$9,389	$2,798	$12,187
MSA	—	—	457	457
Real estate owned, net	—	4,913	—	4,913
Total	$—	$14,302	$3,255	$17,557

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,816	$2,130	$13,946
MSA	—	—	269	269
Real estate owned, net	—	2,398	—	2,398
Total	$—	$14,214	$2,399	$16,613

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of December 31, 2015:

(Dollars In Thousands)	Fair Value As of December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$654	Market comparable pricing	Comparability adjustment	(0.2)% – 1.3% (1.1%)	Increase

Securities available - for sale: Common stock(3)	$143	Relative value analysis	Adjusted book value	$ 36.8 million	Increase

Loans held for investment, at fair value	$4,210	Relative value analysis	Broker quotes Credit risk factors	97.7% – 105.2% (101.4%) of par 1.2% - 100.0% (5.5%)	Increase Decrease

Non-performing loans	$80	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$2,718	Relative value analysis	Loss severity	20.0% - 45.0% (21.9%)	Decrease

MSA	$457	Discounted cash flow	Prepayment speed (CPR) Discount rate	11.3% - 60.0% (18.4%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$54	Discounted cash flow	Prepayment speed (CPR) Discount rate	16.8% - 23.4% (17.9%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$1,202	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (4)	98.8% – 104.6% (102.0%) of par 19.4% - 30.3% (29.1%)	Decrease Decrease

Mandatory loan sale commitments	$1	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs (4)	104.7% of par 104.3% of par 0.010%	Decrease Decrease

Option contracts	$24	Relative value analysis	Broker quotes	126.0% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$32	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (4)	99.9% – 103.3% (101.1%) of par 19.4% - 30.3% (29.1%)	Increase Increase

Mandatory loan sale commitments	$52	Relative value analysis	TBA MBS broker quotes Roll-forward costs (5)	101.3% - 104.3% (103.8%) of par 0.010%	Increase Increase

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$10,963	$10,929	—	$10,929	$—
Loans held for investment, not recorded at fair value	$809,678	$811,358	—	—	$811,358
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$917,749	$887,692	—	—	$887,692
Borrowings	$91,334	$93,414	—	—	$93,414

	June 30, 2015
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$809,716	$815,385	—	—	$815,385
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$924,086	$895,664	—	—	$895,664
Borrowings	$91,367	$93,219	—	—	$93,219

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

Investment securities - held to maturity: The investment securities - held to maturity consist of time deposits at CRA qualified minority financial institutions and U.S. government agency MBS. Due to the short-term of the time deposits, the principal balance approximated fair value (Level 2). For the MBS, the Corporation utilizes quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2).

FHLB – San Francisco stock: The carrying amount reported for FHLB – San Francisco stock approximates fair value. When redeemed, the Corporation will receive an amount equal to the par value of the stock.

Deposits: The fair value of time deposits is estimated using a discounted cash flow calculation. The discount rate is based upon rates currently offered for deposits of similar remaining maturities.  The fair value of transaction accounts (checking, money market and savings accounts) is estimated using a discounted cash flow calculation and management estimates of current market conditions.

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2015, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters ended December 31, 2015 and 2014.

	For the Quarter Ended December 31, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2015	$265	$35	$300

Other comprehensive loss before reclassifications	(50)	(4)	(54)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(50)	(4)	(54)

Ending balance at December 31, 2015	$215	$31	$246

	For the Quarter Ended December 31, 2014
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2014	$337	$40	$377

Other comprehensive income (loss) before reclassifications	58	(3)	55
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	58	(3)	55

Ending balance at December 31, 2014	$395	$37	$432

	For the Six Months Ended December 31, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2015	$294	$37	$331

Other comprehensive loss before reclassifications	(79)	(6)	(85)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(79)	(6)	(85)

Ending balance at December 31, 2015	$215	$31	$246

	For the Six Months Ended December 31, 2014
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2014	$351	$35	$386

Other comprehensive income before reclassifications	44	2	46
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	44	2	46

Ending balance at December 31, 2014	$395	$37	$432

There were no significant items reclassified out of AOCI for the quarters and six months ended December 31, 2015 and 2014.

Note 10: Offsetting Derivative and Other Financial Instruments

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

As of December 31, 2015:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$25	$24	$1	$—	$—	$1
Total	$25	$24	$1	$—	$—	$1

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$356	$24	$332	$—	$—	$332
Total	$356	$24	$332	$—	$—	$332

As of June 30, 2015:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$1,004	$—	$1,004	$—	$—	$1,004
Total	$1,004	$—	$1,004	$—	$—	$1,004

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$71	$—	$71	$—	$—	$71
Total	$71	$—	$71	$—	$—	$71

Note 11: Subsequent Events

On January 28, 2016, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per share.  Shareholders of the Corporation’s common stock at the close of business on February 16, 2016 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 8, 2016.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At December 31, 2015, the Corporation had total assets of $1.16 billion, total deposits of $917.7 million and total stockholders’ equity of $137.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage ("PBM"), a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 15 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 13 retail loan production offices located throughout California.  On December 21, 2015, the Corporation announced that the Bank has filed a notification with the OCC that the Bank intends to close its Iris Plaza Branch in Moreno Valley, California on or about March 31, 2016 and the Bank will transfer all customer relationships to its Moreno Valley Heacock Branch. The Bank does not anticipate a material change to ongoing premises and occupancy expenses (subsequent to the branch closure) although an immaterial amount of cost savings will be realized as a result of the non-renewal of the expiring lease agreement for the Iris Plaza Branch site. The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On October 22, 2015, the Corporation declared a quarterly cash dividend of $0.12 per share for the Corporation’s shareholders of record at the close of business on November 12, 2015, which was paid on December 3, 2015.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 11 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2015 Annual Report on Form 10-K ended June 30, 2015 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes to the critical accounting policies as described in the Corporation's 2015 Annual Report on Form 10-K ended June 30, 2015.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management recognizes that the total balance sheet may not increase from current levels as a result of weaknesses in general economic conditions, which may improve capital ratios and mitigate credit and liquidity risk.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at December 31, 2015 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,114	$2,164	$496	$—	$4,774
Pension benefits	235	470	470	6,947	8,122
Time deposits	155,562	100,304	64,709	8,553	329,128
FHLB – San Francisco advances	2,537	14,833	24,219	65,218	106,807
FHLB – San Francisco letter of credit	8,000	—	—	—	8,000
FHLB – San Francisco MPF credit enhancement (1)	28	56	56	2,349	2,489
Total	$168,476	$117,827	$89,950	$83,067	$459,320

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of December 31, 2015, the Bank serviced $23.2 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Total assets decreased $10.0 million to $1.16 billion at December 31, 2015 from $1.17 billion at June 30, 2015.  The decrease was primarily attributable to a decrease in loans held for sale, partly offset by increases in cash and cash equivalents and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $30.0 million, or 37 percent, to $111.4 million at December 31, 2015 from $81.4 million at June 30, 2015.  The increase in the total cash and cash equivalents was primarily attributable to temporarily investing excess cash received from the settlements of loans held for sale.

Total investment securities increased $8.6 million, or 57 percent, to $23.6 million at December 31, 2015 from $15.0 million at June 30, 2015.  The increase was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment decreased $346,000 to $813.9 million at December 31, 2015 from $814.2 million at June 30, 2015.  During the first six months of fiscal 2016 and 2015, the Corporation originated $74.7 million and $92.9 million, respectively, of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans.  During the first six months of fiscal 2016 and 2015, the Corporation purchased $13.0 million and $218,000 of loans to be held for investment, respectively. Total loan principal payments during the first six months of fiscal 2016 were $83.6 million, up 23 percent from $67.8 million during the comparable period in fiscal 2015, due primarily to higher loan refinancing activity.  In addition, real estate owned acquired in the settlement of loans in the first six months of fiscal 2016 and 2015 was $4.2 million and $2.3 million, respectively.  The balance of preferred loans increased $21.2 million to $474.6 million at December 31, 2015, compared to $453.4 million at June 30, 2015, and represented 58 percent and 55 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $22.0 million, or six percent, to $344.0 million at December 31, 2015, compared to $366.0 million at June 30, 2015, and represented approximately 42 percent and 44 percent of loans held for investment, respectively. The change in the mix between the preferred loans and single-family loans was consistent with the Corporation’s strategy to increase the average loan yield.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2015 and June 30, 2015, as a percentage of the total dollar amount outstanding:

As of December 31, 2015

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$103,374	30%	$179,461	52%	$59,634	17%	$1,530	1%	$343,999	100%
Multi-family	75,937	20%	203,765	55%	89,516	24%	2,882	1%	372,100	100%
Commercial real estate	35,080	36%	42,786	43%	20,708	21%	—	—%	98,574	100%
Construction	375	4%	9,391	92%	407	4%	—	—%	10,173	100%
Other	—	—%	72	100%	—	—%	—	—%	72	100%
Total	$214,766	26%	$435,475	53%	$170,265	20%	$4,412	1%	$824,918	100%

(1)	Other than the Inland Empire.

As of June 30, 2015

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$108,490	30%	$194,321	53%	$60,586	16%	$2,564	1%	$365,961	100%
Multi-family	72,758	21%	181,130	52%	90,214	26%	2,918	1%	347,020	100%
Commercial real estate	41,991	42%	42,856	42%	16,050	16%	—	—%	100,897	100%
Construction	1,095	13%	5,320	65%	1,776	22%	—	—%	8,191	100%
Total	$224,334	27%	$423,627	52%	$168,626	20%	$5,482	1%	$822,069	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $48.7 million, or 22 percent, to $176.0 million at December 31, 2015 from $224.7 million at June 30, 2015.  The decrease was primarily due to the lower volume of loans originated for sale of $472.5 million during the quarter ended December 31, 2015 as compared to $720.7 million during the quarter ended June 30, 2015 and the timing difference between loan fundings and loan sale settlements. In addition, mortgage interest rates have increased since June 30, 2015, contributing to decline in loans originated and purchased for sale.

Total deposits decreased $6.4 million, or one percent, to $917.7 million at December 31, 2015 from $924.1 million at June 30, 2015.  Time deposits decreased $24.1 million, or seven percent, to $321.6 million at December 31, 2015 from $345.7 million at June 30, 2015; while transaction accounts increased $17.7 million, or three percent, to $596.1 million at December 31, 2015 from $578.4 million at June 30, 2015.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings decreased $33,000 to $91.3 million at December 31, 2015 as compared to $91.4 million at June 30, 2015, due to the scheduled amortization payments.

Total stockholders’ equity decreased $3.2 million, or two percent, to $137.9 million at December 31, 2015, from $141.1 million at June 30, 2015, primarily as a result of stock repurchases totaling $5.3 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and $2.0 million of quarterly cash dividends paid, partly offset by net income of $3.4 million during the first six months of fiscal 2016.

Comparison of Operating Results for the Quarters Ended December 31, 2015 and 2014

The Corporation’s net income for the second quarter of fiscal 2016 was $982,000, a decrease of $1.3 million, or 58 percent, as compared to the same period of fiscal 2015. The decrease in net income for the second quarter of fiscal 2016 was primarily attributable to decreases in net interest income and non-interest income, partly offset by a decrease in the provision for income taxes, compared to the same period one year ago. For the first six months of fiscal 2016, the Corporation’s net income was $3.4 million, a decrease of $1.3 million, or 28 percent, from $4.7 million in the same period of fiscal 2015. The decrease in net income for the first six months was primarily attributable to decreases in net interest income and non-interest income, an increase in non-interest expense and a reduced recovery from the allowance for loan losses, partly offset by a decrease in the provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 91 percent for the second quarter of fiscal 2016 from 79 percent for the same period of fiscal 2015.  The increase in the efficiency ratio for the quarter was primarily the result of the decreases in interest income and non-interest income. For the first six months of fiscal 2016, the Corporation’s efficiency ratio also increased to 84 percent from 80 percent for the same period of fiscal 2015. The increase in the efficiency ratio was primarily the result of the decreases in net interest income and non-interest income and the increase in non-interest expense.

For the second quarter of fiscal 2016, return on average assets declined 50 basis points to 0.34 percent from 0.84 percent in the same period last year. For the first six months of fiscal 2016, return on average assets was 0.58 percent, down 27 basis points from 0.85 percent in the same period last year.

For the second quarter of fiscal 2016, return on average equity decreased to 2.83 percent from 6.42 percent for the same period last year. For the first six months of fiscal 2016, return on average equity was 4.91 percent compared to 6.50 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2016 were $0.11, a 56 percent decrease from $0.25 in the same period last year. For the first six months of fiscal 2016, diluted earnings per share were $0.39, a 22 percent decrease from $0.50 in the same period last year. The lower percentage decrease in the diluted earnings per share in comparison to the percentage decrease in the net income was primarily attributable to stock repurchases during the last 12 months.

Net Interest Income:

For the Quarters Ended December 31, 2015 and 2014.  Net interest income decreased $521,000, or six percent, to $7.6 million for the second quarter of fiscal 2016 from $8.1 million for the comparable period in fiscal 2015, due to a lower net interest margin, partly offset by a higher average earning asset balance.  The net interest margin was 2.68 percent in the second quarter of fiscal 2016, a 33 basis points decrease from 3.01 percent in the same period of fiscal 2015 due to a decrease in the average yield of interest-earning assets and an increase in the average cost of interest-bearing liabilities. The weighted-average yield of interest-earning assets decreased by 28 basis points to 3.31 percent while the weighted-average cost of interest-bearing liabilities increased by four basis points to 0.69 percent for the second quarter of fiscal 2016 as compared to the same period last year. The average balance of interest-earning assets increased $54.4 million, or five percent, to $1.13 billion in the second quarter of fiscal 2016 from $1.08 billion in the comparable period of fiscal 2015, primarily reflecting an increase in average interest-earning deposits, partly offset by a decrease in average loans receivables, net. The increase in average interest-earning deposits was funded primarily by the deployment of excess cash received from the settlement of loans held for sale, ongoing business activity and borrowings.

For the Six Months Ended December 31, 2015 and 2014.  Net interest income decreased $392,000, or two percent, to $15.7 million for the first six months of fiscal 2016 from $16.0 million for the comparable period in fiscal 2015, due to a lower net interest margin, partly offset by a higher average earning asset balance.  The net interest margin was 2.75 percent in the first six months of fiscal 2016, down 24 basis points from 2.99 percent in the same period of fiscal 2015 due to a decrease in the average yield on interest-earning assets and an increase in the average cost of interest-bearing liabilities.  The weighted-average yield on interest-earning assets decreased by 19 basis points to 3.38 percent, while the weighted-average cost of interest-bearing liabilities increased by five basis points to 0.70 percent for the first six months of fiscal 2016 as compared to the same period last year. The average balance of interest-earning assets increased $63.0 million, or six percent, to $1.14 billion in the first six months of fiscal 2016 from $1.07 billion in the comparable period of fiscal 2015, funded primarily by the deployment of excess cash received from the settlements of loans held for sale, ongoing business activities and borrowings.

Interest Income:

For the Quarters Ended December 31, 2015 and 2014.  Total interest income decreased by $293,000, or three percent, to $9.4 million for the second quarter of fiscal 2016 from $9.7 million in the same quarter of fiscal 2015.  This decrease was primarily due to the lower average yield of earning assets, partly offset by the higher average outstanding balance of interest-earning assets, primarily interest-earning deposits.

Loans receivable interest income decreased $397,000, or four percent, to $9.0 million in the second quarter of fiscal 2016 from $9.4 million for the same quarter of fiscal 2015.  This decrease was attributable to a lower average loan yield and, to a lesser extent, a lower average loan balance.  The average loan yield during the second quarter of fiscal 2016 decreased 12 basis points to 3.89 percent from 4.01 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a decrease in the average yield of loans held for sale. The average balance of loans receivable, including loans held for sale, decreased by $11.5 million, or one percent, to $922.7 million for the second quarter of fiscal 2016 from $934.2 million in the same quarter of fiscal 2015.  The average balance of loans held for sale decreased $23.1 million, or 16 percent, to $120.4 million during the second quarter of fiscal 2016 from $143.5 million in the same quarter of fiscal 2015. The average yield on the loans held for sale decreased by 12 basis points to 3.81 percent in the second quarter of fiscal 2016 from 3.93 percent in the same quarter of fiscal 2015.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2016 was $179,000, up 36 percent from $132,000 in the same quarter of fiscal 2015. The average yield increased 137 basis points to 8.85% in the second quarter of fiscal 2016 from 7.48% in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $134,000 in the second quarter of fiscal 2016, up 76 percent from $76,000 in the same quarter of fiscal 2015.  The increase was due to a higher average balance for the second quarter of fiscal 2016 and, to a lesser extent, a higher average yield, as compared to the same period last year.  The average balance of the interest-earning deposits in the second quarter of fiscal 2016 was $185.1 million, an increase of $65.6 million or 55 percent, from $119.5 million in the same quarter of fiscal 2015. The increase in interest-earning deposits was primarily due to temporarily investing excess cash from ongoing business activities in short-term, highly liquid instruments as part of the Corporation’s interest rate risk management strategy. The average yield increased three basis points to 0.28% in the second quarter of fiscal 2016 from 0.25% in the comparable quarter last year, due primarily to the increase in the federal funds rate from 0.25% to 0.50% beginning December 17, 2015.

For the Six Months Ended December 31, 2015 and 2014.  Total interest income increased by $55,000 to $19.2 million for the first six months of fiscal 2016 from the same period of fiscal 2015.  This increase was primarily the result of the higher average balance of earning assets, primarily the increases in the average balance of loans receivable and interest-earning deposits, partly offset by the lower average loan yield.

Loans receivable interest income decreased $102,000, or one percent, to $18.5 million in the first six months of fiscal 2016 from $18.6 million for the same period of fiscal 2015.  This decrease was attributable to a lower average loan yield, partly offset by a higher average loan balance.  The average loan yield during the first six months of fiscal 2016 decreased 13 basis points to 3.92 percent from 4.05 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, payoffs of loans which carried a higher average yield than the average yield of loans receivable and a decrease in the average yield of loans held for sale. The average balance of loans receivable, including loans held for sale, increased $25.7 million, or three percent, to $942.7 million for the first six months of fiscal 2016 from $917.0 million in the same period of fiscal 2015. The average balance of loans held for sale increased by $786,000, or one percent, to $135.6 million during the first six months of fiscal 2016 from $134.8 million in the the same period of fiscal 2015. The average yield on the loans held for sale decreased by 12 basis points to 3.84 percent in the first six months of fiscal 2016 from 3.96 percent in the same period of fiscal 2015, primarily due to the decrease in mortgage interest rates.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2016 was $379,000, compared to $276,000 in the same period of fiscal 2015.  The average yield increased 154 basis points to 9.36 percent in the first six months of fiscal 2016 from 7.82 percent in the comparable period of fiscal 2015.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $234,000 in the first six months of fiscal 2016, up 38 percent from $170,000 in the same period of fiscal 2015.  The increase was due to a higher average balance and, to a lesser extent, a higher average yield, for the first six months of fiscal 2016 as compared to the same period last year.  The average balance of the interest-earning deposits in the first six months of fiscal 2016 was $171.4 million, an increase of $37.8 million or 28 percent, from $133.6 million in the same period of fiscal 2015. The increase in interest-earning deposits was primarily due to temporarily investing excess cash from ongoing business activities in short-term, highly liquid instruments as part of the Corporation’s interest rate risk management strategy. The average yield increased two basis points to 0.27% in the first six months of fiscal 2016 from 0.25% in the comparable period last year, due primarily to the recent increase in the federal funds rate from 0.25% to 0.50%.

Interest Expense:

For the Quarters Ended December 31, 2015 and 2014.  Total interest expense for the second quarter of fiscal 2016 was $1.8 million as compared to $1.5 million for the same period last year, an increase of $228,000, or 15 percent.  This increase was attributable to a higher average balance of interest-bearing liabilities and, to a much lesser extent, a higher average cost of interest-bearing liabilities due to the increase in the percentage of the average balance of borrowings to total average liabilities as these borrowings are at a higher average cost.

Interest expense on deposits for the second quarter of fiscal 2016 was $1.1 million as compared to $1.2 million for the same period last year, a decrease of $84,000, or seven percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by a higher average balance.  The average cost of deposits decreased to 0.48 percent during the second quarter of fiscal 2016 from 0.53 percent during the same quarter last year, a decrease of five basis points.  The decrease in the average cost of deposits was attributable primarily to higher cost time deposits repricing to lower current market interest rates and a lower percentage of time deposits to the total deposit balance. The average balance of deposits increased $13.3 million to $921.4 million during the quarter ended December 31, 2015 from $908.1 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the second quarter of fiscal 2016 was 64 percent, compared to 60 percent in the same period of fiscal 2015.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2016 increased $312,000, or 93 percent, to $648,000 from $336,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased $49.9 million, or 121 percent, to $91.3 million during the quarter ended December 31, 2015 from $41.4 million during the same period last year. The average cost of borrowings decreased to 2.81 percent for the quarter ended December 31, 2015 from 3.22 percent in the same quarter last year, a decrease of 41 basis points.  The decrease in average cost was primarily due to new long-term FHLB - San Francisco advances received during second half of fiscal 2015 totaling $50.0 million at an average cost of 2.46%.

For the Six Months Ended December 31, 2015 and 2014.  Total interest expense for the first six months of fiscal 2016 was $3.6 million as compared to $3.1 million for the same period last year, an increase of $447,000, or 14 percent.  This increase was primarily attributable to a higher average balance of borrowings, partly offset by a lower average cost of borrowings.

Interest expense on deposits for the first six months of fiscal 2016 was $2.3 million as compared to $2.4 million for the same period last year, a decrease of $178,000, or seven percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by a higher average balance.  The average cost of deposits decreased to 0.49 percent during the first six months of fiscal 2016 from 0.54 percent during the same period last year, a decrease of five basis points.  The decrease in the average cost of deposits was primarily attributable to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits increased $18.4 million, or two percent, to $924.0 million during the six months ended December 31, 2015 from $905.6 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  The average balance of transaction accounts to total deposits in the first six months of fiscal 2016 was 64 percent, compared to 60 percent in the same period of fiscal 2015.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first six months of fiscal 2016 increased $625,000, or 93 percent, to $1.3 million from $671,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased by $49.9 million, or 121 percent, to $91.3 million during the six months ended December 31, 2015 from $41.4 million during the same period last year.  The average cost of borrowings decreased to 2.81 percent for the six months ended December 31, 2015 from 3.21 percent in the same period last year, a decrease of 40 basis points.  The decrease in average cost was primarily due to new long-term FHLB - San Francisco advances during second half of fiscal 2015 totaling $50.0 million at an average cost of 2.46%.

The following tables present the average balance sheets for the quarters and six months ended December 31, 2015 and 2014, respectively:

Average Balance Sheets

	Quarter Ended December 31, 2015			Quarter Ended December 31, 2014
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$922,719	$8,979	3.89%	$934,214	$9,376	4.01%
Investment securities	15,613	71	1.82%	16,348	72	1.76%
FHLB – San Francisco stock	8,094	179	8.85%	7,056	132	7.48%
Interest-earning deposits	185,100	134	0.28%	119,493	76	0.25%

Total interest-earning assets	1,131,526	9,363	3.31%	1,077,111	9,656	3.59%

Non interest-earning assets	36,921			35,491

Total assets	$1,168,447			$1,112,602

Interest-bearing liabilities:
Checking and money market accounts (2)	$333,610	122	0.15%	$302,866	110	0.14%
Savings accounts	259,745	169	0.26%	243,872	160	0.26%
Time deposits	328,063	835	1.01%	361,407	940	1.03%

Total deposits	921,418	1,126	0.48%	908,145	1,210	0.53%

Borrowings	91,340	648	2.81%	41,406	336	3.22%

Total interest-bearing liabilities	1,012,758	1,774	0.69%	949,551	1,546	0.65%

Non interest-bearing liabilities	16,897			17,998

Total liabilities	1,029,655			967,549

Stockholders’ equity	138,792			145,053
Total liabilities and stockholders’ equity	$1,168,447			$1,112,602

Net interest income		$7,589			$8,110

Interest rate spread (3)			2.62%			2.94%
Net interest margin (4)			2.68%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.73%			113.43%
Return on average assets			0.34%			0.84%
Return on average equity			2.83%			6.42%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $159 and $143 for the quarters ended December 31, 2015 and 2014, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $66.4 million and $58.1 million during the quarters ended December 31, 2015 and 2014, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Six Months Ended December 31, 2015			Six Months Ended December 31, 2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$942,677	$18,469	3.92%	$917,008	$18,571	4.05%
Investment securities	15,131	138	1.82%	16,679	148	1.77%
FHLB – San Francisco stock	8,094	379	9.36%	7,056	276	7.82%
Interest-earning deposits	171,442	234	0.27%	133,612	170	0.25%

Total interest-earning assets	1,137,344	19,220	3.38%	1,074,355	19,165	3.57%

Non interest-earning assets	34,446			35,185

Total assets	$1,171,790			$1,109,540

Interest-bearing liabilities:
Checking and money market accounts (2)	$331,092	239	0.14%	$299,286	214	0.14%
Savings accounts	258,328	337	0.26%	242,317	317	0.26%
Time deposits	334,530	1,693	1.00%	364,045	1,916	1.04%

Total deposits	923,950	2,269	0.49%	905,648	2,447	0.54%

Borrowings	91,348	1,296	2.81%	41,413	671	3.21%

Total interest-bearing liabilities	1,015,298	3,565	0.70%	947,061	3,118	0.65%

Non interest-bearing liabilities	16,848			17,372

Total liabilities	1,032,146			964,433

Stockholders’ equity	139,644			145,107
Total liabilities and stockholders’ equity	$1,171,790			$1,109,540

Net interest income		$15,655			$16,047

Interest rate spread (3)			2.68%			2.92%
Net interest margin (4)			2.75%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.02%			113.44%
Return on average assets			0.58%			0.85%
Return on average equity			4.91%			6.50%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $220 and $184 for the six months ended December 31, 2015 and 2014, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $66.1 million and $58.2 million during the six months ended December 31, 2015 and 2014, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters and six months ended December 31, 2015 and 2014, respectively:

Rate/Volume Variance

	Quarter Ended December 31, 2015 Compared To Quarter Ended December 31, 2014 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(285)	$(115)	$3	$(397)
Investment securities	2	(3)	—	(1)
FHLB – San Francisco stock	24	19	4	47
Interest-bearing deposits	12	41	5	58
Total net change in income on interest-earning assets	(247)	(58)	12	(293)

Interest-bearing liabilities:
Checking and money market accounts	(1)	12	1	12
Savings accounts	—	9	—	9
Time deposits	(20)	(87)	2	(105)
Borrowings	(41)	405	(52)	312
Total net change in expense on interest-bearing liabilities	(62)	339	(49)	228
Net (decrease) increase in net interest income	$(185)	$(397)	$61	$(521)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2015 Compared To Six Months Ended December 31, 2014 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(605)	$520	$(17)	$(102)
Investment securities	4	(14)	—	(10)
FHLB – San Francisco stock	54	41	8	103
Interest-bearing deposits	13	47	4	64
Total net change in income on interest-earning assets	(534)	594	(5)	55

Interest-bearing liabilities:
Checking and money market accounts	—	25	—	25
Savings accounts	—	20	—	20
Time deposits	(74)	(155)	6	(223)
Borrowings	(82)	808	(101)	625
Total net change in expense on interest-bearing liabilities	(156)	698	(95)	447
Net (decrease) increase in net interest income	$(378)	$(104)	$90	$(392)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended December 31, 2015 and 2014.  During the second quarter of fiscal 2016, the Corporation recorded a recovery from the allowance for loan losses of $362,000, a two percent increase from the $354,000 recovery from the allowance for loan losses in the same period of fiscal 2015.  The increase in the recovery was primarily attributable to further improvement in credit quality, partly offset by the increase in loans held for investment over the prior periods and select increases to allowance factors on certain loan types. Non-performing loans decreased $1.7 million, or 12 percent, to $12.2 million at December 31, 2015 as compared to $13.9 million at June 30, 2015 and were $11.2 million at December 31, 2014.  Net recoveries in the second quarter of fiscal 2016 were $96,000 or 0.04 percent (annualized) of average loans receivable, compared to net recoveries of $159,000 or 0.07 percent (annualized) of average loans receivable in the same quarter of fiscal 2015.  Total classified loans, consisting of special mention and substandard loans, were $21.1 million at December 31, 2015 as compared to $28.7 million at June 30, 2015 and to $30.5 million at December 31, 2014.

For the Six Months Ended December 31, 2015 and 2014.  During the first six months of fiscal 2016, the Corporation recorded a recovery from the allowance for loan losses of $400,000, down 66 percent from the recovery from the allowance for loan losses of $1.2 million in the same period of fiscal 2015.  The reduction in the recovery was primarily attributable to the increase in loans held for investment over the prior periods and select increases to allowance factors on certain loan types. Net recoveries in the first six months of fiscal 2016 were $444,000 or 0.09 percent (annualized) of average loans receivable, compared to net recoveries of $121,000 or 0.03 percent (annualized) of average loans receivable in the same period of fiscal 2015.

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

At December 31, 2015, the allowance for loan losses was $8.8 million, comprised of collectively evaluated allowances of $8.7 million and individually evaluated allowances of $20,000; in comparison to the allowance for loan losses of $8.7 million at June 30, 2015, comprised of collectively evaluated allowances of $8.6 million and individually evaluated allowances of $98,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.07 percent at December 31, 2015 compared to 1.06 percent at June 30, 2015.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended December 31, 2015 and 2014.  Total non-interest income decreased $1.9 million, or 20 percent, to $7.6 million for the quarter ended December 31, 2015 from $9.5 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans.

The net gain on sale of loans decreased $2.0 million, or 25 percent, to $6.0 million for the second quarter of fiscal 2016 from $8.0 million in the same quarter of fiscal 2015 reflecting the impact of a lower loan sale volume.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $135.2 million or 24 percent to $432.4 million in the quarter ended December 31, 2015 from $567.6 million in the comparable quarter last year. The decrease in loan sale volume was attributable to the increase in mortgage interest rates in the second quarter of fiscal 2016 as compared to the same period last year. The average loan sale margin for PBM remained unchanged at 1.40% in the second quarter of fiscal 2016 as compared to the same period of fiscal 2015. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $1.8 million in the second quarter of fiscal 2016 as compared to a favorable fair-value adjustment net gain of $1.6 million in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments was consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of December 31, 2015, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $5.9 million, compared to $8.0 million at June 30, 2015 and $9.1 million at December 31, 2014.

For the Six Months Ended December 31, 2015 and 2014.  Total non-interest income decreased $560,000, or three percent, to $18.0 million for the six months ended December 31, 2015 from $18.6 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $726,000, or five percent, to $15.0 million for the first six months of fiscal 2016 from $15.7 million in the same period of fiscal 2015 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume was $972.0 million in the first six months ended December 31, 2015, down $93.5 million, or nine percent, from $1.07 billion in the comparable quarter last year.  The decrease in loan sale volume was attributable to the increase in mortgage interest rates in the first six months of fiscal 2016 as compared to the same period last year. The average loan sale margin for PBM during the first six months of fiscal 2016 was 1.54 percent, up eight basis points from 1.46 percent for the same period of fiscal 2015.  The gain on sale of loans includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $2.2 million in the first six months of fiscal 2016 as compared to a favorable fair-value adjustment, a net gain of $957,000, in the same period last year.

Non-Interest Expense:

For the Quarters Ended December 31, 2015 and 2014.  Total non-interest expense in the quarter ended December 31, 2015 was $13.9 million, a decrease of $53,000 as compared to the quarter ended December 31, 2014.  The decrease in non-interest expense was primarily due to decreases in professional expenses, sales and marketing expense and other operating expenses, partly offset by increases in salaries and employee benefits expense, premises and occupancy, equipment expense and deposit insurance premiums and regulatory assessments.

For the Six Months Ended December 31, 2015 and 2014.  Total non-interest expense in the six months ended December 31, 2015 was $28.2 million, an increase of $568,000 or two percent, as compared to $27.7 million in the same period ended December 31, 2014.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits, partly offset by declines in premises and occupancy expenses, sales and marketing expense and other operating expenses related to mortgage banking operations.

Total salaries and employee benefits increased $1.3 million, or seven percent, to $20.8 million in the first six months of fiscal 2016 from $19.5 million in the same period of fiscal 2015.  The increase was primarily attributable to lower deferrals of compensation costs related to lower loan originations. PBM loan originations decreased $75.6 million, or seven percent, to $1.03 billion in the first six months of fiscal 2016 from $1.10 billion in the comparable period in fiscal 2015.

Provision for Income Taxes:

The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, bank-owned life insurance policies and certain California tax-exempt loans, among others.  Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarters Ended December 31, 2015 and 2014.  The income tax provision was $708,000 for the quarter ended December 31, 2015 as compared to $1.7 million for the same quarter last year.  The effective income tax rate for the quarter ended December 31, 2015 was 41.9 percent as compared to 42.5 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2016 reflects its current income tax obligations.

For the Six Months Ended December 31, 2015 and 2014.  The income tax provision was $2.5 million for the six months ended December 31, 2015 as compared to $3.5 million for the same period last year.  The effective income tax rate for the six months ended December 31, 2015 was 41.8 percent as compared to 42.3 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2016 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral primarily located in California, decreased $1.7 million, or 12 percent, to $12.2 million at December 31, 2015 from $13.9 million at June 30, 2015.  Non-performing loans as a percentage of loans held for investment improved to 1.50 percent at December 31, 2015 from 1.71 percent at June 30, 2015.  The non-performing loans at December 31, 2015 were primarily comprised of 38 single-family loans ($10.1 million); three multi-family loans ($2.0 million); and one commercial business loan ($80,000).  This compares to the $13.9 million of non-performing loans at June 30, 2015 which were primarily comprised of 34 single-family loans ($9.9 million); four multi-family loans ($2.2 million); five commercial real estate loans ($1.7 million); and one commercial business loan ($89,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of December 31, 2015, total restructured loans decreased $1.8 million, or 27 percent, to $4.8 million from $6.6 million at June 30, 2015.  At December 31, 2015 and June 30, 2015, $4.1 million and $5.6 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2015, $2.4 million, or 50 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $4.9 million, or 74 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2015.

Real estate owned was $4.9 million at December 31, 2015, an increase of $2.5 million or 104 percent from $2.4 million at June 30, 2015.  Real estate owned at December 31, 2015 was comprised of five single-family properties ($4.1 million) and one commercial real estate property ($782,000).  The Corporation has not suspended foreclosure activity at anytime through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, increased $756,000, or five percent, to $17.1 million or 1.47 percent of total assets at December 31, 2015 from $16.3 million or 1.39 percent of total assets at June 30, 2015.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first six months of fiscal 2016, the Corporation repurchased six loans, totaling $1.5 million, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  This compares to the first six months of fiscal 2015 when the Corporation repurchased three loans, totaling $637,000, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first six months of fiscal 2016, the Corporation had a recourse provision of $33,000 and settled claims for $33,000.  This compares to the first six months of fiscal 2015 when the Corporation had a recourse reserve recovery of $200,000 and received net reimbursement of $7,000 on settled claims. As of December 31, 2015, the total recourse reserve for loans sold that are subject to repurchase was $768,000, unchanged from June 30, 2015 and up from $711,000 at December 31, 2014.

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

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2015 and 2014:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2015	2014	2015	2014
(In Thousands)

Balance, beginning of the period	$768	$712	$768	$904
Provision (recovery) from recourse liability	30	(1)	33	(200)
Net settlements in lieu of loan repurchases	(30)	—	(33)	7
Balance, end of the period	$768	$711	$768	$711

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were derived at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2015:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$103,473	737	72%	8.95 years
Stated income (5)	$147,966	730	66%	9.99 years
FICO less than or equal to 660	$9,352	645	63%	9.88 years
Over 30-year amortization	$12,947	731	64%	10.24 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $2.6 million of “interest only,” $7.2 million of “stated income,” $688 of “FICO less than or equal to 660,” and $226 of “over 30-year amortization” balances were non-performing.

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

(3)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(4)	Seasoning describes the number of years since the funding date of the loan.

(5)	Stated income is defined as borrower stated income on his/her loan application which was not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2015:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$55,141	4%	—%
Fully amortize between 1 year and 5 years	47,492	1%	—%
Fully amortize after 5 years	840	—%	—%
Total	$103,473	3%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2015:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$144,105	5%	—%
Interest rate reset between 1 year and 5 years	3,861	18%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$147,966	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of payment terms on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully amortizing status from their interest-only period has started to accelerate and may create a payment shock for some of the Corporation’s borrowers as the loans reprice to a higher monthly payment consisting of both principal and interest, which may result in an increase in nonperforming loans. To date, the Corporation has not experienced an elevated level of delinquencies or defaults related to payment shocks.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	2015	Total
Loan balance (in thousands)	$256,175	$17,011	$877	$122	$1,037	$4,627	$5,456	$22,976	$25,215	$333,496
Weighted-average LTV (1)	66%	75%	51%	69%	64%	56%	54%	67%	71%	66%
Weighted-average age (in years)	10.19	7.77	6.40	5.12	4.42	3.40	2.49	1.39	0.49	8.48
Weighted-average FICO (2)	730	745	750	700	712	747	751	748	744	733
Number of loans	787	34	3	1	4	23	31	42	35	960

Geographic breakdown (%)
Inland Empire	30%	24%	100%	100%	59%	21%	30%	38%	22%	30%
Southern California (3)	56%	49%	—%	—%	41%	35%	24%	34%	50%	53%
Other California (4)	13%	27%	—%	—%	—%	44%	46%	28%	28%	17%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	2015	Total
Loan balance (in thousands)	$46,909	$3,989	$—	$—	$14,229	$26,556	$84,174	$93,163	$103,080	$372,100
Weighted-average LTV (1)	47%	43%	—%	—%	56%	55%	56%	56%	55%	54%
Weighted-average DCR (2)	1.45x	1.38x	—	—	1.54x	1.74x	1.71x	1.66x	1.48x	1.59x
Weighted-average age (in years)	10.31	7.67	—	—	4.31	3.35	2.41	1.47	0.47	2.83
Weighted-average FICO (3)	695	701	—	—	734	728	760	765	758	749
Number of loans	91	4	—	—	16	32	114	109	142	508

Geographic breakdown (%)
Inland Empire	23%	34%	—%	—%	41%	15%	31%	12%	16%	20%
Southern California (4)	53%	66%	—%	—%	52%	53%	43%	54%	66%	55%
Other California (5)	18%	—%	—%	—%	7%	32%	26%	34%	18%	24%
Other States	6%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	—%	—%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2015:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$71,493	3%	—%	22%
Interest rate reset or mature between 1 year and 5 years	293,633	—%	—%	8%
Interest rate reset or mature after 5 years	6,974	—%	—%	19%
Total	$372,100	1%	—%	11%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2015:

	Calendar Year of Origination
(Dollars In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	2015	Total (5)(6)
Loan balance (in thousands)	$16,690	$422	$—	$357	$752	$14,793	$18,128	$25,436	$21,996	$98,574
Weighted-average LTV (1)	46%	39%	—%	56%	60%	49%	47%	47%	44%	46%
Weighted-average DCR (2)	1.84x	1.43x	—	1.26x	1.47x	1.90x	1.80x	1.91x	1.62x	1.80x
Weighted-average age (in years)	10.08	7.69	—	5.60	4.02	3.24	2.40	1.42	0.48	3.19
Weighted-average FICO (2)	709	700	—	704	770	753	757	750	751	747
Number of loans	19	2	—	2	1	14	22	30	27	117

Geographic breakdown (%):
Inland Empire	22%	41%	—%	51%	—%	71%	34%	35%	25%	36%
Southern California (3)	68%	59%	—%	49%	100%	29%	36%	48%	33%	43%
Other California (4)	10%	—%	—%	—%	—%	—%	30%	17%	42%	21%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $33.0 million in Mixed Use; $15.3 million in Mobile Home Park; $15.0 million in Retail; $15.0 million in Office; $4.9 million in Warehouse; $4.6 million in Mini-Storage; $3.8 million in Restaurant/Fast Food; $1.9 million in Medical/Dental Office; $1.8 million in Light Industrial/Manufacturing; $1.7 million in Hotel and Motel; and $1.6 million in Automotive – Non Gasoline.

(6)	Consisting of $85.0 million or 86.2 percent in investment properties and $13.6 million or 13.8 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2015:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$15,881	—%	—%	66%
Interest rate reset or mature between 1 year and 5 years	82,693	—%	—%	81%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$98,574	—%	—%	79%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At December 31, 2015	At June 30, 2015
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$7,652	$7,010
Multi-family	394	653
Commercial real estate	—	680
Total	8,046	8,343

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,502	2,902
Multi-family	1,559	1,593
Commercial real estate	—	1,019
Commercial business loans	80	89
Total	4,141	5,603

Total non-performing loans	12,187	13,946

Real estate owned, net	4,913	2,398
Total non-performing assets	$17,100	$16,344

Restructured loans on accrual status:
Mortgage loans:
Single-family	$666	$989
Total	$666	$989

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.50%	1.71%

Non-performing loans as a percentage of total assets	1.05%	1.19%

Non-performing assets as a percentage of total assets	1.47%	1.39%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of December 31, 2015:

	Calendar Year of Origination
(In Thousands)	2007 & Prior	2008	2009	2010	2011	2012	2013	2014	2015	Total
Mortgage loans:
Single-family	$9,624	$438	$—	$—	$—	$92	$—	$—	$—	$10,154
Multi-family	1,953	—	—	—	—	—	—	—	—	1,953
Commercial business loans	—	—	80	—	—	—	—	—	—	80
Total	$11,577	$438	$80	$—	$—	$92	$—	$—	$—	$12,187

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of December 31, 2015:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,560	$5,935	$1,659	$—	$10,154
Multi-family	236	—	1,323	394	1,953
Commercial business loans	—	80	—	—	80
Total	$2,796	$6,015	$2,982	$394	$12,187

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:

	At December 31, 2015		At June 30, 2015
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$4,676	16	$7,797	18
Multi-family	1,339	3	413	1
Total special mention loans	6,015	19	8,210	19

Substandard loans:
Mortgage loans:
Single-family	10,154	40	10,261	36
Multi-family	2,743	5	7,514	11
Commercial real estate	928	2	2,643	7
Construction	1,152	1	—	—
Commercial business loans	80	1	89	1
Total substandard loans	15,057	49	20,507	55

Total classified loans	21,072	68	28,717	74

Real estate owned:
Single-family	4,131	5	432	2
Commercial real estate	782	1	1,966	1
Total real estate owned	4,913	6	2,398	3

Total classified assets	$25,985	74	$31,115	77

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2015	2014	2015	2014
Loans originated and purchased for sale:
Retail originations	$248,289	$259,140	$523,387	$510,471
Wholesale originations and purchases	224,214	306,517	489,405	568,956
Total loans originated and purchased for sale (1)	472,503	565,657	1,012,792	1,079,427

Loans sold:
Servicing released	(437,575)	(512,728)	(1,027,165)	(1,001,469)
Servicing retained	(20,844)	(7,144)	(32,265)	(8,828)
Total loans sold (2)	(458,419)	(519,872)	(1,059,430)	(1,010,297)

Loans originated for investment:
Mortgage loans:
Single-family	7,188	11,647	12,618	24,598
Multi-family	24,065	26,857	46,768	48,090
Commercial real estate	3,670	11,931	10,114	17,081
Construction	4,708	—	5,090	3,009
Other	—	—	72	—
Commercial business loans	—	—	—	75
Consumer loans	—	1	—	1
Total loans originated for investment (3)	39,631	50,436	74,662	92,854

Loans purchased for investment:
Mortgage loans:
Single-family	1,949	—	2,142	218
Multi-family	8,868	—	8,868	—
Commercial real estate	1,950	—	1,950	—
Total loans purchased for investment (3)	12,767	—	12,960	218

Mortgage loan principal payments	(37,742)	(42,973)	(83,589)	(67,753)
Real estate acquired in settlement of loans	(3,225)	(1,365)	(4,231)	(2,292)
(Decrease) increase in other items, net (4)	(4,959)	5,167	(2,227)	3,385

Net increase (decrease) in loans held for investment and loans held for sale at fair value	$20,556	$57,050	$(49,063)	$95,542

(1)
Includes PBM loans originated and purchased for sale during the quarters and six months ended December 31, 2015 and 2014 totaling $472.5 million, $561.9 million, $1.01 billion and $1.08 billion, respectively.

(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2015 and 2014 totaling $458.4 million, $516.5 million, $1.06 billion and $1.01 billion, respectively.

(3)
Includes PBM loans originated and purchased for investment during the quarters and six months ended December 31, 2015 and 2014 totaling $7.7 million, $11.6 million, $13.3 million and $26.0 million, respectively.

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

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, proceeds from the sale of loans originated and purchased for sale, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, FHLB – San Francisco advances, access to the discount window facility at the Federal Reserve Bank of San Francisco and access to a federal funds facility with its correspondent bank.  While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2016 and 2015, the Corporation originated and purchased $1.10 billion and $1.17 billion of loans, respectively.  The total loans sold in the first six months of fiscal 2016 and 2015 were $1.06 billion and $1.01 billion, respectively.  At December 31, 2015, the Corporation had loan origination commitments totaling $107.6 million, undisbursed lines of credit totaling $1.6 million and undisbursed loan funds totaling $6.7 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first six months of fiscal 2016, the net decrease in deposits was $6.4 million or one percent, primarily due to scheduled maturities in time deposits, partly offset by the increase in transaction accounts. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of December 31, 2015, total deposits were $917.7 million. At December 31, 2015, time deposits scheduled to mature in one year or less were $153.8 million and total time deposits with a principal amount of $100,000 or higher were $160.7 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2015, total cash and cash equivalents were $111.4 million, or 10 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2015, total borrowings were $91.3 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $310.2 million and the remaining available collateral was $572.2 million.  In addition, the Bank has secured a $20.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $21.5 million.  As of December 31, 2015, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $12.0 million which matures on June 30, 2016 which the Bank intends to renew upon maturity. The Bank has no advances under its correspondent bank or discount window facility as of December 31, 2015.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2015 increased slightly to 34.6 percent from 34.5 percent for the quarter ended June 30, 2015.

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

The new minimum requirements include a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets (“CET1 risk-based ratio”) of 4.5%, a ratio of Tier 1 capital to total risk-weighted assets of 6.0%, a ratio of total capital to total risk-weighted assets of 8.0%, and a Tier1 leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.

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

Under the new standards, in order to be considered well-capitalized, the Bank must have to have a CET1 risk-based ratio of 6.5% (new), a ratio of Tier 1 capital to total risk-weighted assets of 8% (increased from 6%), a ratio of total capital to total risk-weighted assets of 10% (unchanged) and a Tier1 leverage ratio of 5% (unchanged).

At December 31, 2015, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at December 31, 2015 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of December 31, 2015
Tier 1 leverage capital (to adjusted average assets)	$137,493	11.77%	$46,726	4.00%	$58,407	5.00%
CET1 capital (to risk-weighted assets) (1)	$137,493	19.32%	$32,023	4.50%	$46,255	6.50%
Tier 1 capital (to risk-weighted assets)	$137,493	19.32%	$42,697	6.00%	$56,930	8.00%
Total capital (to risk-weighted assets)	$146,398	20.57%	$56,930	8.00%	$71,162	10.00%

As of June 30, 2015
Tier 1 leverage capital (to adjusted assets)	$140,735	11.94%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)	$140,735	19.24%	$32,923	4.50%	$47,555	6.50%
Tier 1 capital (to risk-weighted assets)	$140,735	19.24%	$43,897	6.00%	$58,529	8.00%
Total capital (to risk-weighted assets)	$149,886	20.49%	$58,529	8.00%	$73,161	10.00%

Provident Savings Bank, F.S.B.:

As of December 31, 2015
Tier 1 leverage capital (to adjusted average assets)	$115,112	9.85%	$46,726	4.00%	$58,407	5.00%
CET1 capital (to risk-weighted assets)	$115,112	16.18%	$32,016	4.50%	$46,245	6.50%
Tier 1 capital (to risk-weighted assets)	$115,112	16.18%	$42,687	6.00%	$56,917	8.00%
Total capital (to risk-weighted assets)	$124,015	17.43%	$56,917	8.00%	$71,146	10.00%

As of June 30, 2015
Tier 1 leverage capital (to adjusted assets)	$125,946	10.68%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)	$125,946	17.22%	$32,922	4.50%	$47,554	6.50%
Tier 1 capital (to risk-weighted assets)	$125,946	17.22%	$43,896	6.00%	$58,528	8.00%
Total capital (to risk-weighted assets)	$135,096	18.47%	$58,528	8.00%	$73,160	10.00%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first six months of fiscal 2016, the Bank paid a cash dividend of $15.0 million to the Corporation; while the Corporation paid $2.0 million of cash dividends to its shareholders.

Supplemental Information

	At December 31, 2015	At June 30, 2015	At December 31, 2014

Loans serviced for others (in thousands)	$101,539	$80,058	$80,813

Book value per share	$16.52	$16.35	$16.05

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently.  The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 0.50 percent making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2015 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$255,044	$104,634	$1,272,361	20.04%	+750 bp
+300 bp	$234,468	$84,058	$1,260,020	18.61%	+607 bp
+200 bp	$210,224	$59,814	$1,244,270	16.90%	+436 bp
+100 bp	$181,462	$31,052	$1,224,336	14.82%	+228 bp
0 bp	$150,410	$—	$1,199,387	12.54%	0 bp
-100 bp	$131,284	$(19,126)	$1,193,354	11.00%	-154 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2015 (“base case”).

(2)	Derived as the NPV divided by the portfolio value of total assets.

(3)	Derived as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2015 and June 30, 2015.

	At December 31, 2015	At June 30, 2015
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.54%	13.60%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.00%	12.05%
Sensitivity Measure: Change in NPV Ratio	-154 bp	-155 bp

The pre-shock NPV ratio declined 106 basis points to 12.54% at December 31, 2015 from 13.60% at June 30, 2015 and the post-shock NPV ratio declined 105 basis points to 11.00% at December 31, 2015 from 12.05% at June 30, 2015. The decline of the NPV ratios was primarily attributable to a $15.0 million cash dividend distribution from the Bank to the Corporation in September 2015, partly offset by the net income in the first six months of fiscal 2016.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at December 31, 2015 and June 30, 2015.

At December 31, 2015		At June 30, 2015
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	(3.70)%	+400 bp	(0.56)%
+300 bp	3.79%	+300 bp	6.11%
+200 bp	1.37%	+200 bp	3.74%
+100 bp	(1.63)%	+100 bp	0.20%
-100 bp	(18.87)%	-100 bp	(18.57)%

At both December 31, 2015 and June 30, 2015, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under plus 100 basis point and plus 400 basis point scenarios.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the

Corporation’s disclosure controls and procedures as of December 31, 2015 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2015	15,528	$16.97	15,528	117,527
November 1 – 30, 2015	52,743	18.03	52,743	64,784
December 1 – 31, 2015	22,684	18.50	22,684	42,100
Total	90,955	$17.97	90,955	42,100

(1)	Represents the remaining shares available for future purchases under the April 2015 stock repurchase plan.

During the quarter ended December 31, 2015, the Corporation purchased 90,955 shares of the Corporation’s common stock at an average cost of $17.97 per share.  For the six months ended December 31, 2015, the Corporation purchased 311,384 shares of the Corporation’s common stock at an average cost of $16.96 per share. As of December 31, 2015, a total of 388,551 shares or 90 percent of the shares authorized in the April 2015 stock repurchase plan have been purchased at an average cost of $17.14 per share, leaving 42,100 shares available for future purchases. On October 22, 2015, the Corporation announced a new stock repurchase plan of up to five percent of the Corporation's outstanding common stock, or approximately 421,633 shares. The October 2015 stock repurchase plan will become effective upon the completion or expiration of the April 2015 stock repurchase plan and will expire on October 22, 2016. During the quarter and six months ended December 31, 2015, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

The Corporation is subject to regulatory capital requirements adopted by the Federal Reserve Board, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that limit the ability of the Corporation to pay dividends to its stockholders or repurchase its shares.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 9, 2016	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2016	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.