Form 10-Q
period 2016-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2016-05-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of May 3, 2016
Common stock, $ 0.01 par value, per share	8,175,848 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2016 and June 30, 2015	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2016 and 2015	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Nine Months Ended March 31, 2016 and 2015	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2016 and 2015	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2016 and 2015	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	45
	Safe-Harbor Statement	46
	Critical Accounting Policies	47
	Executive Summary and Operating Strategy	47
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	48
	Comparison of Financial Condition at March 31, 2016 and June 30, 2015	48
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2016 and 2015	50
	Asset Quality	59
	Loan Volume Activities	68
	Liquidity and Capital Resources	69
	Supplemental Information	71

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	71

ITEM 4 -	Controls and Procedures	73

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	73
ITEM 1A -	Risk Factors	73
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	74
ITEM 3 -	Defaults Upon Senior Securities	74
ITEM 4 -	Mine Safety Disclosures	74
ITEM 5 -	Other Information	74
ITEM 6 -	Exhibits	74

SIGNATURES		77

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
In Thousands, Except Share Information

	March 31, 2016	June 30, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$111,481	$81,403
Investment securities – held to maturity, at cost	21,014	800
Investment securities – available for sale, at fair value	12,161	14,161
Loans held for investment, net of allowance for loan losses of $8,200 and $8,724, respectively; includes $4,583 and $4,518 at fair value, respectively	805,567	814,234
Loans held for sale, at fair value	184,025	224,715
Accrued interest receivable	2,607	2,839
Real estate owned, net	3,165	2,398
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,094	8,094
Premises and equipment, net	5,446	5,417
Prepaid expenses and other assets	20,191	20,494

Total assets	$1,173,751	$1,174,555

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$68,748	$67,538
Interest-bearing deposits	858,317	856,548
Total deposits	927,065	924,086

Borrowings	91,317	91,367
Accounts payable, accrued interest and other liabilities	19,719	17,965
Total liabilities	1,038,101	1,033,418

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,844,365 and 17,766,865 shares issued; 8,201,883 and 8,634,607 shares outstanding, respectively)	179	177
Additional paid-in capital	90,512	88,893
Retained earnings	190,084	188,206
Treasury stock at cost (9,642,482 and 9,132,258 shares, respectively)	(145,387)	(136,470)
Accumulated other comprehensive income, net of tax	262	331

Total stockholders’ equity	135,650	141,137

Total liabilities and stockholders’ equity	$1,173,751	$1,174,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest income:
Loans receivable, net	$9,204	$9,689	$27,673	$28,260
Investment securities	96	70	234	218
FHLB – San Francisco stock	163	126	542	402
Interest-earning deposits	183	52	417	222
Total interest income	9,646	9,937	28,866	29,102

Interest expense:
Checking and money market deposits	116	101	355	315
Savings deposits	170	160	507	477
Time deposits	807	910	2,500	2,826
Borrowings	641	388	1,937	1,059
Total interest expense	1,734	1,559	5,299	4,677

Net interest income	7,912	8,378	23,567	24,425
Recovery from the allowance for loan losses	(694)	(111)	(1,094)	(1,283)
Net interest income, after recovery from the allowance for loan losses	8,606	8,489	24,661	25,708

Non-interest income:
Loan servicing and other fees	383	264	800	823
Gain on sale of loans, net	7,145	9,754	22,113	25,448
Deposit account fees	590	607	1,790	1,837
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(276)	58	(12)	(12)
Card and processing fees	355	338	1,069	1,030
Other	227	248	711	750
Total non-interest income	8,424	11,269	26,471	29,876

Non-interest expense:
Salaries and employee benefits	10,630	10,950	31,393	30,481
Premises and occupancy	1,146	1,106	3,424	3,604
Equipment	349	420	1,158	1,306
Professional expenses	583	671	1,555	1,628
Sales and marketing expenses	356	458	952	1,188
Deposit insurance premiums and regulatory assessments	252	227	764	738
Other	1,169	1,336	3,458	3,874
Total non-interest expense	14,485	15,168	42,704	42,819

Income before income taxes	2,545	4,590	8,428	12,765
Provision for income taxes	1,051	1,990	3,509	5,447
Net income	$1,494	$2,600	$4,919	$7,318

Basic earnings per share	$0.18	$0.29	$0.58	$0.80
Diluted earnings per share	$0.18	$0.29	$0.57	$0.79
Cash dividends per share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Net income	$1,494	$2,600	$4,919	$7,318

Change in unrealized holding gain (loss) on securities available for sale	28	(60)	(119)	19
Reclassification of (gains) losses to net income	—	—	—	—
Other comprehensive income (loss), before income taxes	28	(60)	(119)	19

Income tax provision (benefit)	12	(25)	(50)	8
Other comprehensive income (loss)	16	(35)	(69)	11

Total comprehensive income	$1,510	$2,565	$4,850	$7,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended March 31, 2016 and 2015:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at December 31, 2015	8,345,723	$178	$89,604	$189,590	$(141,753)	$246	$137,865

Net income				1,494			1,494
Other comprehensive income						16	16
Purchase of treasury stock(1)	(208,840)				(3,634)		(3,634)
Exercise of stock options	57,500	1	420				421
Distribution of restricted stock	7,500						—
Amortization of restricted stock			152				152
Stock options expense			139				139
Tax effect from stock based compensation			197				197
Cash dividends(2)				(1,000)			(1,000)

Balance at March 31, 2016	8,201,883	$179	$90,512	$190,084	$(145,387)	$262	$135,650

(1) Includes the repurchase of 3,090 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.12 per share were paid in the quarter ended March 31, 2016.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at December 31, 2014	8,995,149	$177	$87,153	$185,148	$(128,560)	$432	$144,350

Net income				2,600			2,600
Other comprehensive income						(35)	(35)
Purchase of treasury stock	(278,220)				(4,457)		(4,457)
Exercise of stock options	2,000	—	14				14
Amortization of restricted stock			177				177
Forfeiture of restricted stock			13		(13)		—
Stock options expense			190				190
Tax effect from stock based compensation			5				5
Cash dividends(1)				(986)			(986)

Balance at March 31, 2015	8,718,929	$177	$87,552	$186,762	$(133,030)	$397	$141,858

(1) Cash dividends of $0.11 per share were paid in the quarter ended March 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended March 31, 2016 and 2015:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2015	8,634,607	$177	$88,893	$188,206	$(136,470)	$331	$141,137

Net income				4,919			4,919
Other comprehensive loss						(69)	(69)
Purchase of treasury stock(1)	(520,224)				(8,917)		(8,917)
Exercise of stock options	77,500	2	567				569
Distribution of restricted stock	10,000						—
Amortization of restricted stock			446				446
Stock options expense			394				394
Tax effect from stock based compensation			212				212
Cash dividends(2)				(3,041)			(3,041)

Balance at March 31, 2016	8,201,883	$179	$90,512	$190,084	$(145,387)	$262	$135,650

(1) Includes the repurchase of 4,500 shares from stock option exercises and the repurchase of 3,090 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.36 per share were paid during the nine months ended March 31, 2016.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2014	9,312,269	$177	$88,259	$182,458	$(125,418)	$386	$145,862

Net income				7,318			7,318
Other comprehensive income						11	11
Purchase of treasury stock	(597,340)				(9,240)		(9,240)
Exercise of stock options	4,000	—	28				28
Amortization of restricted stock			418				418
Awards of restricted stock			(1,641)		1,641		—
Forfeitures of restricted stock			13		(13)		—
Stock options expense			486				486
Tax effect from stock based compensation			(11)				(11)
Cash dividends(1)				(3,014)			(3,014)

Balance at March 31, 2015	8,718,929	$177	$87,552	$186,762	$(133,030)	$397	$141,858

(1) Cash dividends of $0.33 per share were paid during the nine months ended March 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,919	$7,318
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,332	1,479
Recovery from the allowance for loan losses	(1,094)	(1,283)
Unrealized gain on real estate owned	(80)	(10)
Gain on sale of loans, net	(22,113)	(25,448)
Gain on sale of real estate owned, net	(12)	(101)
Stock-based compensation	840	904
Benefit for deferred income taxes	(188)	(60)
Tax effect from stock based compensation	(212)	11
Increase in accounts payable and other liabilities	420	1,650
(Increase) decrease in prepaid expenses and other assets	(701)	1,511
Loans originated for sale	(1,405,671)	(1,760,039)
Proceeds from sale of loans	1,471,958	1,634,865
Net cash provided by (used for) operating activities	49,398	(139,203)

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	3,015	(48,647)
Principal payments from investment securities available for sale	2,409	1,628
Purchase of investment securities held to maturity	(20,769)	—
Purchase of investment securities available for sale	—	(250)
Purchase of FHLB San Francisco stock	—	(676)
Proceeds from sale of real estate owned	4,971	1,474
Purchase of premises and equipment	(698)	(334)
Net cash used for investing activities	(11,072)	(46,805)

Cash flows from financing activities:
Increase in deposits, net	2,979	20,030
Proceeds from short-term borrowings, net	—	60,000
Proceeds from long-term borrowings	—	30,000
Repayments of long-term borrowings	(50)	(47)
Exercise of stock options	569	28
Tax effect from stock based compensation	212	(11)
Cash dividends	(3,041)	(3,014)
Treasury stock purchases	(8,917)	(9,240)
Net cash (used for) provided by financing activities	(8,248)	97,746

Net increase (decrease) in cash and cash equivalents	30,078	(88,262)
Cash and cash equivalents at beginning of period	81,403	118,937
Cash and cash equivalents at end of period	$111,481	$30,675
Supplemental information:
Cash paid for interest	$5,306	$4,629
Cash paid for income taxes	$3,845	$3,875
Transfer of loans held for sale to held for investment	$3,758	$2,824
Real estate acquired in the settlement of loans	$5,083	$2,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2015 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2015.  The results of operations for the quarter and nine months ended March 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2015-05:
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this ASU supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. This amendment will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Corporation's adoption of this ASU is not expected have a material impact on its consolidated financial statements.

ASU 2015-10:
In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements." The amendments in this ASU cover a wide range of topics in the Codification. The reason is provided before each amendment for clarity and ease of understanding. The amendments in this ASU generally related to: (1) differences between original guidance and the codification, (2) guidance clarification and reference corrections, (3) simplification and (4) minor improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements. All other amendments were effective upon the issuance of this ASU.

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

ASU 2016-01:
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. This ASU provides an election to subsequently measure certain non-marketable equity investments at cost less any impairment and adjusted for certain observable price changes. This ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU 2016-02:
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond.
This ASU will be effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein, early adoption is permitted. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU 2016-09:
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU simplifies the accounting for stock compensation. It focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. This ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, early adoption is permitted. The Corporation has not evaluated the effect of the adoption of this ASU on its consolidated financial statements.

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

As of March 31, 2016 and 2015, there were outstanding options to purchase 943,500 shares and 1.1 million shares of the Corporation’s common stock, respectively, of which 216,500 shares and 246,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2016 and 2015, there were outstanding restricted stock awards of 190,000 shares and 265,000 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2016 and 2015, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,494	$2,600	$4,919	$7,318

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	8,318	8,940	8,427	9,106

Effect of dilutive shares:
Stock options	132	96	129	110
Restricted stock	66	70	64	56

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	8,516	9,106	8,620	9,272

Basic earnings per share	$0.18	$0.29	$0.58	$0.80
Diluted earnings per share	$0.18	$0.29	$0.57	$0.79

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and nine months ended March 31, 2016 and 2015, respectively.

	For the Quarter Ended March 31, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,915	$997	$7,912
Recovery from the allowance for loan losses	(690)	(4)	(694)
Net interest income, after recovery from the allowance for loan losses	7,605	1,001	8,606

Non-interest income:
Loan servicing and other fees (1)	126	257	383
Gain on sale of loans, net (2)	34	7,111	7,145
Deposit account fees	590	—	590
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(231)	(45)	(276)
Card and processing fees	355	—	355
Other	227	—	227
Total non-interest income	1,101	7,323	8,424

Non-interest expense:
Salaries and employee benefits	4,761	5,869	10,630
Premises and occupancy	720	426	1,146
Operating and administrative expenses	1,232	1,477	2,709
Total non-interest expense	6,713	7,772	14,485
Income before income taxes	1,993	552	2,545
Provision for income taxes	819	232	1,051
Net income	$1,174	$320	$1,494
Total assets, end of period	$989,538	$184,213	$1,173,751

(1)	Includes an inter-company charge of $135 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $53 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,023	$1,355	$8,378
Provision (recovery) for loan losses	64	(175)	(111)
Net interest income after provision (recovery) for loan losses	6,959	1,530	8,489

Non-interest income:
Loan servicing and other fees (1)	153	111	264
(Loss) gain on sale of loans, net (2)	(29)	9,783	9,754
Deposit account fees	607	—	607
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	58	—	58
Card and processing fees	338	—	338
Other	248	—	248
Total non-interest income	1,375	9,894	11,269

Non-interest expense:
Salaries and employee benefits	4,743	6,207	10,950
Premises and occupancy	679	427	1,106
Operating and administrative expenses	1,203	1,909	3,112
Total non-interest expense	6,625	8,543	15,168
Income before income taxes	1,709	2,881	4,590
Provision for income taxes	764	1,226	1,990
Net income	$945	$1,655	$2,600
Total assets, end of period	$906,378	$307,413	$1,213,791

(1)	Includes an inter-company charge of $54 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $32 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$20,519	$3,048	$23,567
Recovery from the allowance for loan losses	(1,031)	(63)	(1,094)
Net interest income, after recovery from the allowance for loan losses	21,550	3,111	24,661

Non-interest income:
Loan servicing and other fees (1)	458	342	800
Gain on sale of loans, net (2)	34	22,079	22,113
Deposit account fees	1,790	—	1,790
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	28	(40)	(12)
Card and processing fees	1,069	—	1,069
Other	711	—	711
Total non-interest income	4,090	22,381	26,471

Non-interest expense:
Salaries and employee benefits	13,569	17,824	31,393
Premises and occupancy	2,164	1,260	3,424
Operating and administrative expenses	3,467	4,420	7,887
Total non-interest expense	19,200	23,504	42,704
Income before income taxes	6,440	1,988	8,428
Provision for income taxes	2,673	836	3,509
Net income	$3,767	$1,152	$4,919
Total assets, end of period	$989,538	$184,213	$1,173,751

(1)	Includes an inter-company charge of $303 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $352 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$20,843	$3,582	$24,425
Recovery from the allowance for loan losses	(1,199)	(84)	(1,283)
Net interest income, after recovery from the allowance for loan losses	22,042	3,666	25,708

Non-interest income:
Loan servicing and other fees (1)	246	577	823
Gain on sale of loans, net (2)	117	25,331	25,448
Deposit account fees	1,837	—	1,837
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(11)	(1)	(12)
Card and processing fees	1,030	—	1,030
Other	750	—	750
Total non-interest income	3,969	25,907	29,876

Non-interest expense:
Salaries and employee benefits	13,538	16,943	30,481
Premises and occupancy	2,267	1,337	3,604
Operating and administrative expenses	3,452	5,282	8,734
Total non-interest expense	19,257	23,562	42,819
Income before income taxes	6,754	6,011	12,765
Provision for income taxes	2,919	2,528	5,447
Net income	$3,835	$3,483	$7,318
Total assets, end of period	$906,378	$307,413	$1,213,791

(1)	Includes an inter-company charge of $356 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $107 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2016 and June 30, 2015 were as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
U.S. government sponsored enterprise MBS (1)	20,214	149	—	20,363	20,214
Total investment securities - held to maturity	$21,014	$149	$—	$21,163	$21,014

Available for sale:
U.S. government agency MBS	$6,674	$273	$—	$6,947	$6,947
U.S. government sponsored enterprise MBS	4,219	231	—	4,450	4,450
Private issue CMO (2)	615	3	(1)	617	617
Common stock - community development financial institution	250	—	(103)	147	147
Total investment securities - available for sale	$11,758	$507	$(104)	$12,161	$12,161
Total investment securities	$32,772	$656	$(104)	$33,324	$33,175

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale:
U.S. government agency MBS	$7,613	$293	$—	$7,906	$7,906
U.S. government sponsored enterprise MBS	5,083	304	—	5,387	5,387
Private issue CMO	708	9	—	717	717
Common stock - community development financial institution	250	—	(99)	151	151
Total investment securities - available for sale	$13,654	$606	$(99)	$14,161	$14,161
Total investment securities	$14,454	$606	$(99)	$14,961	$14,961

In the third quarters of fiscal 2016 and 2015, the Corporation received MBS principal payments of $1.1 million and $331,000, respectively, and there were no sales of investment securities during these periods. The Corporation purchased U.S. government sponsored enterprise MBS totaling $10.6 million to be held to maturity in the third quarter of fiscal 2016 and did not purchase any investment securities in the third quarter of fiscal 2015. For the first nine months of fiscal 2016 and 2015, the Corporation received MBS principal payments of $2.4 million and $1.6 million, respectively. The Corporation purchased $20.8 million of U.S. government sponsored enterprise MBS to be held to maturity in the first nine months of fiscal 2016 and, in the first quarter of fiscal 2015, $250,000 in the common stock of a community development financial institution held as available for sale to help fulfill the Bank's Community Reinvestment Act ("CRA") obligation.

The Corporation held investments with unrealized loss position of $104,000 at March 31, 2016 and $99,000 at June 30, 2015.

As of March 31, 2016	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale:
Private issue CMO	$104	$1	$—	$—	$104	$1
Common stock(1)	$147	$103	$—	$—	$147	$103
Total investment securities	$251	$104	$—	$—	$251	$104

As of June 30, 2015	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale:
Common stock(1)	$151	$99	$—	$—	$151	$99
Total investment securities	$151	$99	$—	$—	$151	$99

(1)	Common stock of a community development financial institution.

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of March 31, 2016, the unrealized holding loss was less than 12 months. The Corporation does not believe that there are any other-than-temporary impairments on the investment securities at March 31, 2016 and 2015; therefore, no impairment losses have been recorded for the quarters and nine months ended March 31, 2016 and 2015.

Contractual maturities of investment securities as of March 31, 2016 and June 30, 2015 were as follows:

	March 31, 2016		June 30, 2015
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	20,214	20,363	—	—
Due after ten years	—	—	—	—
Total investment securities - held to maturity	$21,014	$21,163	$800	$800

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	11,508	12,014	13,404	14,010
No stated maturity (common stock)	250	147	250	151
Total investment securities - available for sale	$11,758	$12,161	$13,654	$14,161
Total investment securities	$32,772	$33,324	$14,454	$14,961

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

(In Thousands)	March 31, 2016	June 30, 2015
Mortgage loans:
Single-family	$335,797	$365,961
Multi-family	378,871	347,020
Commercial real estate	93,384	100,897
Construction	9,679	8,191
Other	72	—
Commercial business loans	452	666
Consumer loans	230	244
Total loans held for investment, gross	818,485	822,979

Undisbursed loan funds	(8,648)	(3,360)
Advance payments of escrows	247	199
Deferred loan costs, net	3,683	3,140
Allowance for loan losses	(8,200)	(8,724)
Total loans held for investment, net	$805,567	$814,234

As of March 31, 2016, the Corporation had $10.3 million in mortgage loans that are subject to negative amortization, consisting of $7.0 million in multi-family loans, $3.1 million in single-family loans and $184,000 in commercial real estate loans.  This compares to $14.1 million of negative amortization mortgage loans at June 30, 2015, consisting of $10.7 million in multi-family loans, $3.2 million in single-family loans and $227,000 in commercial real estate loans.  During the third quarters and nine months of fiscal 2016 and 2015, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of March 31, 2016 and June 30, 2015, the interest-only ARM loans were $88.0 million and $152.6 million, or 10.8% and 18.6% of loans held for investment, respectively. As of March 31, 2016, the Corporation had $4.6 million of single-family loans, 19 loans, held for investment which were originated for sale but were subsequently transferred to loans held for investment and are carried at fair value. This compares to $4.5 million of single-family loans, 13 loans, held for investment at June 30, 2015 which were originated for sale but were subsequently transferred to loans held for investment and are carried at fair value.

The following table sets forth information at March 31, 2016 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 3% of loans held for investment at March 31, 2016, as compared to 4% at June 30, 2015.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$257,665	$7,121	$56,836	$679	$13,496	$335,797
Multi-family	68,092	127,701	174,233	5,827	3,018	378,871
Commercial real estate	6,604	40,493	42,745	—	3,542	93,384
Construction	7,034	—	—	—	2,645	9,679
Other	—	—	—	—	72	72
Commercial business loans	114	—	—	—	338	452
Consumer loans	226	—	—	—	4	230
Total loans held for investment, gross	$339,735	$175,315	$273,814	$6,506	$23,115	$818,485

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

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

▪	Pass - These loans range from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	March 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$319,385	$375,537	$92,465	$9,679	$72	$354	$230	$797,722
Special Mention	5,754	930	—	—	—	—	—	6,684
Substandard	10,658	2,404	919	—	—	98	—	14,079
Total loans held for investment, gross	$335,797	$378,871	$93,384	$9,679	$72	$452	$230	$818,485

	June 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$347,301	$339,093	$98,254	$8,191	$557	$244	$793,640
Special Mention	7,766	413	—	—	—	—	8,179
Substandard	10,894	7,514	2,643	—	109	—	21,160
Total loans held for investment, gross	$365,961	$347,020	$100,897	$8,191	$666	$244	$822,979

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying Accounting Standards Codification (“ASC”) 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is derived based on the loan's discounted cash flow fair value (for restructured loans) or collateral fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required.

The following table summarizes the Corporation’s allowance for loan losses at March 31, 2016 and June 30, 2015:

(In Thousands)	March 31, 2016	June 30, 2015
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$5,507	$5,202
Multi-family	1,898	2,616
Commercial real estate	741	734
Construction	10	42
Other	1	—
Commercial business loans	15	23
Consumer loans	8	9
Total collectively evaluated allowance	8,180	8,626

Individually evaluated for impairment:
Mortgage loans:
Single-family	—	78
Commercial business loans	20	20
Total individually evaluated allowance	20	98
Total loan loss allowance	$8,200	$8,724

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(Dollars in Thousands)	2016	2015	2016	2015

Allowance at beginning of period	$8,768	$8,693	$8,724	$9,744

Recovery from the allowance for loan losses	(694)	(111)	(1,094)	(1,283)

Recoveries:
Mortgage loans:
Single-family	129	226	356	499
Multi-family	53	65	167	229
Commercial real estate	—	—	216	—
Commercial business loans	—	—	85	—
Consumer loans	1	—	1	1
Total recoveries	183	291	825	729

Charge-offs:
Mortgage loans:
Single-family	(57)	(88)	(253)	(405)
Commercial real estate	—	(73)	—	(73)
Consumer loans	—	—	(2)	—
Total charge-offs	(57)	(161)	(255)	(478)

Net recoveries	126	130	570	251
Balance at end of period	$8,200	$8,712	$8,200	$8,712

Allowance for loan losses as a percentage of gross loans held for investment	1.01%	1.05%	1.01%	1.05%
Net recoveries as a percentage of average loans receivable, net, during the period (annualized)	(0.05)%	(0.05)%	(0.08)%	(0.04)%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	62.31%	79.74%	62.31%	79.74%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	March 31, 2016
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$323,632	$1,508	$10,657	$335,797
Multi-family	376,467	—	2,404	378,871
Commercial real estate	93,384	—	—	93,384
Construction	9,679	—	—	9,679
Other	72	—	—	72
Commercial business loans	354	—	98	452
Consumer loans	230	—	—	230
Total loans held for investment, gross	$803,818	$1,508	$13,159	$818,485

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2015
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$354,082	$1,335	$10,544	$365,961
Multi-family	344,774	—	2,246	347,020
Commercial real estate	99,198	—	1,699	100,897
Construction	8,191	—	—	8,191
Commercial business loans	557	—	109	666
Consumer loans	244	—	—	244
Total loans held for investment, gross	$807,046	$1,335	$14,598	$822,979

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended March 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768
Recovery from the allowance for loan losses	(285)	(74)	(37)	(294)	—	(2)	(2)	(694)
Recoveries	129	53	—	—	—	—	1	183
Charge-offs	(57)	—	—	—	—	—	—	(57)
Allowance for loan losses, end of period	$5,507	$1,898	$741	$10	$1	$35	$8	$8,200

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	5,507	1,898	741	10	1	15	8	8,180
Allowance for loan losses, end of period	$5,507	$1,898	$741	$10	$1	$35	$8	$8,200

Loans held for investment:
Individually evaluated for impairment	$7,638	$1,933	$—	$—	$—	$98	$—	$9,669
Collectively evaluated for impairment	328,159	376,938	93,384	9,679	72	354	230	808,816
Total loans held for investment, gross	$335,797	$378,871	$93,384	$9,679	$72	$452	$230	$818,485
Allowance for loan losses as a percentage of gross loans held for investment	1.64%	0.50%	0.79%	0.10%	1.39%	7.74%	3.48%	1.01%

	Quarter Ended March 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,540	$2,998	$1,075	$17	$53	$10	$8,693
Provision (recovery) for loan losses	102	26	(238)	10	(10)	(1)	(111)
Recoveries	226	65	—	—	—	—	291
Charge-offs	(88)	—	(73)	—	—	—	(161)
Allowance for loan losses, end of period	$4,780	$3,089	$764	$27	$43	$9	$8,712

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	4,780	3,089	764	27	23	9	8,692
Allowance for loan losses, end of period	$4,780	$3,089	$764	$27	$43	$9	$8,712

Loans held for investment:
Individually evaluated for impairment	$5,651	$1,982	$1,468	$—	$110	$—	$9,211
Collectively evaluated for impairment	369,330	342,295	100,150	6,039	542	246	818,602
Total loans held for investment, gross	$374,981	$344,277	$101,618	$6,039	$652	$246	$827,813
Allowance for loan losses as a percentage of gross loans held for investment	1.27%	0.90%	0.75%	0.45%	6.60%	3.66%	1.05%

	Nine Months Ended March 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,280	$2,616	$734	$42	$—	$43	$9	$8,724
Provision (recovery) for loan losses	124	(885)	(209)	(32)	1	(93)	—	(1,094)
Recoveries	356	167	216	—	—	85	1	825
Charge-offs	(253)	—	—	—	—	—	(2)	(255)
Allowance for loan losses, end of period	$5,507	$1,898	$741	$10	$1	$35	$8	$8,200

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	5,507	1,898	741	10	1	15	8	8,180
Allowance for loan losses, end of period	$5,507	$1,898	$741	$10	$1	$35	$8	$8,200

Loans held for investment:
Individually evaluated for impairment	$7,638	$1,933	$—	$—	$—	$98	$—	$9,669
Collectively evaluated for impairment	328,159	376,938	93,384	9,679	72	354	230	808,816
Total loans held for investment, gross	$335,797	$378,871	$93,384	$9,679	$72	$452	$230	$818,485
Allowance for loan losses as a percentage of gross loans held for investment	1.64%	0.50%	0.79%	0.10%	1.39%	7.74%	3.48%	1.01%

	Nine Months Ended March 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,476	$3,142	$989	$35	$92	$10	$9,744
Recovery from the allowance for loan losses	(790)	(282)	(152)	(8)	(49)	(2)	(1,283)
Recoveries	499	229	—	—	—	1	729
Charge-offs	(405)	—	(73)	—	—	—	(478)
Allowance for loan losses, end of period	$4,780	$3,089	$764	$27	$43	$9	$8,712

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	4,780	3,089	764	27	23	9	8,692
Allowance for loan losses, end of period	$4,780	$3,089	$764	$27	$43	$9	$8,712

Loans held for investment:
Individually evaluated for impairment	$5,651	$1,982	$1,468	$—	$110	$—	$9,211
Collectively evaluated for impairment	369,330	342,295	100,150	6,039	542	246	818,602
Total loans held for investment, gross	$374,981	$344,277	$101,618	$6,039	$652	$246	$827,813
Allowance for loan losses as a percentage of gross loans held for investment	1.27%	0.90%	0.75%	0.45%	6.60%	3.66%	1.05%

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

	At March 31, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$3,058	$—	$3,058	$(776)	$2,282
Without a related allowance(2)	9,218	(1,580)	7,638	—	7,638
Total single-family	12,276	(1,580)	10,696	(776)	9,920

Multi-family:
With a related allowance	471	—	471	(141)	330
Without a related allowance(2)	3,025	(1,092)	1,933	—	1,933
Total multi-family	3,496	(1,092)	2,404	(141)	2,263

Commercial business loans:
With a related allowance	98	—	98	(20)	78
Total commercial business loans	98	—	98	(20)	78

Total non-performing loans	$15,870	$(2,672)	$13,198	$(937)	$12,261

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

At March 31, 2016 and June 30, 2015, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended March 31, 2016 and 2015, the Corporation’s average investment in non-performing loans was $12.8 million and $11.3 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended March 31, 2016 and 2015, interest income of $50,000 was recognized, based on cash receipts from loan payments on non-performing loans and $125,000 was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $19,000 and $87,000 for the quarters ended March 31, 2016 and 2015, respectively, and was not included in the results of operations.

For the nine months ended March 31, 2016 and 2015, the Corporation’s average investment in non-performing loans was $14.0 million and $13.2 million, respectively.  For the nine months ended March 31, 2016 and 2015, interest income of $187,000 and $255,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $314,000 and $361,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $123,000 and $292,000 for the nine months ended March 31, 2016 and 2015, respectively, and was not included in the results of operations.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2016 and 2015:

	Quarter Ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,870	$19	$5,827	$19
Multi-family	1,941	—	1,988	—
Commercial real estate	—	—	1,487	21
	9,811	19	9,302	40

With related allowances:
Mortgage loans:
Single-family	2,529	22	1,619	8
Multi-family	314	7	259	—
Commercial business loans	98	2	116	2
	2,941	31	1,994	10

Total	$12,752	$50	$11,296	$50

	Nine Months Ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$8,544	$22	$6,813	$53
Multi-family	1,988	66	2,094	—
Commercial real estate	666	28	1,926	146
	11,198	116	10,833	199

With related allowances:
Mortgage loans:
Single-family	2,594	58	1,872	36
Multi-family	105	7	417	13
Commercial business loans	102	6	124	7
	2,801	71	2,413	56

Total	$13,999	$187	$13,246	$255

For the quarters and nine months ended March 31, 2016 and 2015, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters and nine months ended March 31, 2016 and 2015, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters and nine months ended March 31, 2016 and 2015, there were no loans whose modification was extended beyond the initial maturity of the modification. At March 31, 2016 and June 30, 2015, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of March 31, 2016, the Corporation held 14 restructured loans with a net outstanding balance of $5.7 million:  two were classified as special mention and remain on accrual status ($1.1 million); and 12 were classified as substandard ($4.6 million, all on non-accrual status).  As of June 30, 2015, the Corporation held 18 restructured loans with a net outstanding balance of $6.6 million:  two were classified as special mention on accrual status ($989,000); and 16 were classified as substandard ($5.6 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of March 31, 2016 and June 30, 2015, $2.9 million or 50%, and $4.9 million or 74%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

(In Thousands)	March 31, 2016	June 30, 2015
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,002	$2,902
Multi-family	1,542	1,593
Commercial real estate	—	1,019
Commercial business loans	78	89
Total	4,622	5,603

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,114	989
Total	1,114	989

Total restructured loans	$5,736	$6,592

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At March 31, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,227	$—	$1,227	$(245)	$982
Without a related allowance(2)	3,929	(795)	3,134	—	3,134
Total single-family	5,156	(795)	4,361	(245)	4,116

Multi-family:
Without a related allowance(2)	2,597	(1,055)	1,542	—	1,542
Total multi-family	2,597	(1,055)	1,542	—	1,542

Commercial business loans:
With a related allowance	98	—	98	(20)	78
Total commercial business loans	98	—	98	(20)	78

Total restructured loans	$7,851	$(1,850)	$6,001	$(265)	$5,736

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

During the quarter ended March 31, 2016, two properties were acquired in the settlement of loans, while three previously foreclosed upon properties were sold.  This compares to the quarter ended March 31, 2015 when one property was acquired in the settlement of loans, while two previously foreclosed upon properties were sold. For the nine months ended March 31, 2016, eight properties were acquired in the settlement of loans, while six previously foreclosed upon properties were sold.  This compares to the nine months ended March 31, 2015 when eight properties were acquired in the settlement of loans, while six previously foreclosed upon properties were sold and one real estate owned property was written off. As of March 31, 2016, the net fair value of real estate owned was $3.2 million, comprised of four properties located in Southern California and one property located in Arizona.  This compares to the real estate owned net fair value of $2.4 million at June 30, 2015, comprised of two properties located in California and one property located in Nevada.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-

performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2016 and June 30, 2015, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $161.3 million and $144.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2016	June 30, 2015
(In Thousands)

Undisbursed loan funds - Construction loans	$8,648	$3,359
Undisbursed lines of credit – Mortgage loans	20	414
Undisbursed lines of credit – Commercial business loans	857	822
Undisbursed lines of credit – Consumer loans	678	708
Commitments to extend credit on loans to be held for investment	5,684	4,745
Total	$15,887	$10,048

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2016, $3.0 million was included in other assets and $1.7 million was included in other liabilities; at June 30, 2015, $2.6 million was included in other assets and $208,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and nine months ended March 31, 2016 and 2015.

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2016	2015	2016	2015
Balance, beginning of the period	$149	$81	$76	$61
Provision (recovery)	4	(2)	77	18
Balance, end of the period	$153	$79	$153	$79

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and nine months ended March 31, 2016 and 2015 was as follows:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2016	2015	2016	2015
(In Thousands)
Commitments to extend credit on loans to be held for sale	$1,866	$2,174	$1,537	$1,737
Mandatory loan sale commitments and TBA MBS trades	(1,435)	(1,112)	(2,531)	(1,789)
Option contracts, net	85	(31)	(87)	(193)
Total net gain (loss)	$516	$1,031	$(1,081)	$(245)

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	March 31, 2016		June 30, 2015
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$155,615	$3,036	$139,565	$1,499
Best efforts loan sale commitments	(37,994)	—	(36,908)	—
Mandatory loan sale commitments and TBA MBS trades	(270,007)	(1,790)	(320,197)	741
Option contracts, net	(4,000)	24	4,000	192
Total	$(156,386)	$1,270	$(213,540)	$2,432

(1)	Net of 31.3% at March 31, 2016 and 26.9% at June 30, 2015 of commitments which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of March 31, 2016:
Loans held for investment, at fair value	$4,583	$4,708	$(125)
Loans held for sale, at fair value	$184,025	$177,088	$6,937

As of June 30, 2015:
Loans held for investment, at fair value	$4,518	$4,495	$23
Loans held for sale, at fair value	$224,715	$219,143	$5,572

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, mortgage servicing assets ("MSA") and real estate owned are measured at fair value on a nonrecurring basis.

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS, privately issued CMO and common stock of a community development financial institution.  The Corporation utilizes quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2), broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3) and a relative value analysis for the common stock (Level 3) and, most recently for the common stock, based on the price per share to be received in its pending merger in the event the merger were to close as proposed (Level 2).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$6,947	$—	$6,947
U.S. government sponsored enterprise MBS	—	4,450	—	4,450
Private issue CMO	—	—	617	617
Common stock - community development financial institution	—	147	—	147
Investment securities - available for sale	—	11,544	617	12,161

Loans held for investment, at fair value	—	—	4,583	4,583
Loans held for sale, at fair value	—	184,025	—	184,025
Interest-only strips	—	—	50	50

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	3,037	3,037
Option contracts	—	—	24	24
Derivative assets	—	—	3,061	3,061
Total assets	$—	$195,569	$8,311	$203,880

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$1	$1
Mandatory loan sale commitments	—	—	125	125
TBA MBS trades	—	1,665	—	1,665
Derivative liabilities	—	1,665	126	1,791
Total liabilities	$—	$1,665	$126	$1,791

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$7,906	$—	$7,906
U.S. government sponsored enterprise MBS	—	5,387	—	5,387
Private issue CMO	—	—	717	717
Common stock - community development financial institution	—	—	151	151
Investment securities - available for sale	—	13,293	868	14,161

Loans held for investment, at fair value	—	4,518	—	4,518
Loans held for sale, at fair value	—	224,715	—	224,715
Interest-only strips	—	—	63	63

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,636	1,636
TBA MBS trades	—	812	—	812
Option contracts	—	—	192	192
Derivative assets	—	812	1,828	2,640
Total assets	$—	$243,338	$2,759	$246,097

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$137	$137
Mandatory loan sale commitments	—	—	71	71
Derivative liabilities	—	—	208	208
Total liabilities	$—	$—	$208	$208

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2016
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at December 31, 2015	$654	$143	$4,210	$54	$1,170	$(51)	$24	$6,204
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	59	—	1,866	(105)	85	1,905
Included in other comprehensive income (loss)	(5)	4	—	(4)	—	—	—	(5)
Purchases	—	—	—	—	—	—	82	82
Issuances	—	—	—	—	—	—	—	—
Settlements	(32)	—	(1,165)	—	—	31	(167)	(1,333)
Transfers in and/or out of Level 3	—	(147)	1,479	—	—	—	—	1,332
Ending balance at March 31, 2016	$617	$—	$4,583	$50	$3,036	$(125)	$24	$8,185

(1)	Common stock of a community development financial institution.

(2)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(3)	Consists of commitments to extend credit on loans to be held for sale.

(4)	Consists of mandatory loan sale commitments.

	For the Quarter Ended March 31, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at December 31, 2014	$799	$250	$64	$2,129	$(86)	$110	$3,266
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	2,174	(296)	(31)	1,847
Included in other comprehensive (loss) income	(2)	—	(1)	—	—	—	(3)
Purchases	—	—	—	—	—	368	368
Issuances	—	—	—	—	—	—	—
Settlements	(21)	—	—	—	20	(210)	(211)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at March 31, 2015	$776	$250	$63	$4,303	$(362)	$237	$5,267

(1)	Common stock of a community development financial institution.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2016
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at June 30, 2015	$717	$151	$—	$63	$1,499	$(71)	$192	$2,551
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(149)	—	1,537	(101)	(87)	1,200
Included in other comprehensive loss	(7)	(4)	—	(13)	—	—	—	(24)
Purchases	—	—	—	—	—	—	222	222
Issuances	—	—	—	—	—	—	—	—
Settlements	(93)	—	(1,816)	—	—	47	(303)	(2,165)
Transfers in and/or out of Level 3	—	(147)	6,548	—	—	—	—	6,401
Ending balance at March 31, 2016	$617	$—	$4,583	$50	$3,036	$(125)	$24	$8,185

(1)	Common stock of a community development financial institution.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$9,571	$2,690	$12,261
MSA	—	—	444	444
Real estate owned, net	—	3,165	—	3,165
Total	$—	$12,736	$3,134	$15,870

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,816	$2,130	$13,946
MSA	—	—	269	269
Real estate owned, net	—	2,398	—	2,398
Total	$—	$14,214	$2,399	$16,613

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of March 31, 2016:

(Dollars In Thousands)	Fair Value As of March 31, 2016	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$617	Market comparable pricing	Comparability adjustment	(0.9)% – 0.6% (0.3%)	Increase

Loans held for investment, at fair value	$4,583	Relative value analysis	Broker quotes Credit risk factors	100.0% – 106.7% (104.0%) of par 1.2% - 100.0% (6.5%)	Increase Decrease

Non-performing loans	$78	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$2,612	Relative value analysis	Loss severity	20.0% - 45.0% (24.9%)	Decrease

MSA	$444	Discounted cash flow	Prepayment speed (CPR) Discount rate	14.1% - 60.0% (19.4%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$50	Discounted cash flow	Prepayment speed (CPR) Discount rate	17.6% - 23.7% (18.2%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$3,037	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (4)	98.6% – 105.4% (102.3%) of par 18.4% - 32.2% (31.3%)	Increase Decrease

Option contracts	$24	Relative value analysis	Broker quotes	130.4% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$1	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (4)	104.0% – 104.6% (104.3%) of par 18.4% - 32.2% (31.3%)	Increase Decrease

Mandatory loan sale commitments	$125	Relative value analysis	TBA MBS broker quotes Roll-forward costs (5)	102.3% - 106.8% (104.5%) of par 0.021%	Decrease Decrease

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2016 and June 30, 2015 was as follows:

	March 31, 2016
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$21,014	$21,163	—	$21,163	$—
Loans held for investment, not recorded at fair value	$800,984	$807,288	—	—	$807,288
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$927,065	$895,760	—	—	$895,760
Borrowings	$91,317	$94,671	—	—	$94,671

	June 30, 2015
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$809,716	$815,385	—	—	$815,385
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$924,086	$895,664	—	—	$895,664
Borrowings	$91,367	$93,219	—	—	$93,219

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended March 31, 2016, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters and nine months ended March 31, 2016 and 2015.

	For the Quarter Ended March 31, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2015	$215	$31	$246

Other comprehensive income (loss) before reclassifications	76	(60)	16
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	76	(60)	16

Ending balance at March 31, 2016	$291	$(29)	$262

	For the Quarter Ended March 31, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2014	$395	$37	$432

Other comprehensive loss before reclassifications	(34)	(1)	(35)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(34)	(1)	(35)

Ending balance at March 31, 2015	$361	$36	$397

	For the Nine Months Ended March 31, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2015	$294	$37	$331

Other comprehensive loss before reclassifications	(3)	(66)	(69)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(3)	(66)	(69)

Ending balance at March 31, 2016	$291	$(29)	$262

	For the Nine Months Ended March 31, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2014	$351	$35	$386

Other comprehensive income before reclassifications	10	1	11
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	10	1	11

Ending balance at March 31, 2015	$361	$36	$397

There were no significant items reclassified out of AOCI for the quarters and nine months ended March 31, 2016 and 2015.

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

As of March 31, 2016:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$24	$24	$—	$—	$—	$—
Total	$24	$24	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$1,790	$24	$1,766	$—	$—	$1,766
Total	$1,790	$24	$1,766	$—	$—	$1,766

As of June 30, 2015:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$1,004	$—	$1,004	$—	$—	$1,004
Total	$1,004	$—	$1,004	$—	$—	$1,004

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$71	$—	$71	$—	$—	$71
Total	$71	$—	$71	$—	$—	$71

Note 11: Subsequent Events

On April 26, 2016, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per share.  Shareholders of the Corporation’s common stock at the close of business on May 17, 2016 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 7, 2016.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At March 31, 2016, the Corporation had total assets of $1.17 billion, total deposits of $927.1 million and total stockholders’ equity of $135.7 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage ("PBM"), a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 14 retail loan production offices located throughout California.  The Bank completed the closure of its Iris Plaza Branch in Moreno Valley, California on March 31, 2016 and transferred all customer relationships to its Moreno Valley Heacock Branch. The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On January 26, 2016, the Corporation declared a quarterly cash dividend of $0.12 per share for the Corporation’s shareholders of record at the close of business on February 16, 2016, which was paid on March 8, 2016.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 11 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of weaknesses in general economic conditions.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  In addition, the Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at March 31, 2016 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,711	$2,108	$416	$—	$4,235
Pension benefits	235	470	470	6,947	8,122
Time deposits	152,348	101,937	59,596	10,277	324,158
FHLB – San Francisco advances	2,536	14,750	34,001	54,866	106,153
FHLB – San Francisco letter of credit	8,000	—	—	—	8,000
FHLB – San Francisco MPF credit enhancement (1)	28	56	56	2,268	2,408
Total	$164,858	$119,321	$94,539	$74,358	$453,076

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of March 31, 2016, the Bank serviced $21.7 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Total assets decreased slightly to $1.17 billion at March 31, 2016 as compared to June 30, 2015.  The decrease was primarily attributable to a decrease in loans held for sale and loans held for investment, partly offset by increases in cash and cash equivalents and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $30.1 million, or 37 percent, to $111.5 million at March 31, 2016 from $81.4 million at June 30, 2015.  The increase in the total cash and cash equivalents was primarily attributable to temporarily investing excess cash received from the settlements of loans held for sale.

Total investment securities increased $18.2 million, or 121 percent, to $33.2 million at March 31, 2016 from $15.0 million at June 30, 2015.  The increase was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment decreased $8.6 million, or one percent, to $805.6 million at March 31, 2016 from $814.2 million at June 30, 2015.  During the first nine months of fiscal 2016 and 2015, the Corporation originated $121.3 million and $131.7 million, respectively, of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans.  During the first nine months of fiscal 2016 and 2015, the Corporation purchased $13.0 million and $16.6 million of loans to be held for investment, primarily multi-family loans, respectively. Total loan principal payments during the first nine months of fiscal 2016 were $139.9 million, up 37 percent from $102.2 million during the comparable period in fiscal 2015, due primarily to higher loan refinancing activity.  In addition, real estate owned acquired in the settlement of loans in the first nine months of fiscal 2016 and 2015 was $5.1 million and $2.6 million, respectively.  The balance of preferred loans increased $20.3 million, or four percent, to $473.7 million at March 31, 2016, compared to $453.4 million at June 30, 2015, and represented 58 percent and 55 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $30.2 million, or eight percent, to $335.8 million at March 31, 2016, compared to $366.0 million at June 30, 2015, and represented approximately 41 percent and 44 percent of loans held for investment, respectively. The change in the mix between the preferred loans and single-family loans was consistent with the Corporation’s strategy to increase the average loan yield.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2016 and June 30, 2015, as a percentage of the total dollar amount outstanding:

As of March 31, 2016

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$101,393	30%	$174,051	52%	$58,839	17%	$1,514	1%	$335,797	100%
Multi-family	74,491	20%	210,026	55%	91,488	24%	2,866	1%	378,871	100%
Commercial real estate	34,593	37%	37,183	40%	21,608	23%	—	—%	93,384	100%
Construction	1,075	11%	7,415	77%	1,189	12%	—	—%	9,679	100%
Other	—	—%	72	100%	—	—%	—	—%	72	100%
Total	$211,552	26%	$428,747	52%	$173,124	21%	$4,380	1%	$817,803	100%

(1)	Other than the Inland Empire.

As of June 30, 2015

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$108,490	30%	$194,321	53%	$60,586	16%	$2,564	1%	$365,961	100%
Multi-family	72,758	21%	181,130	52%	90,214	26%	2,918	1%	347,020	100%
Commercial real estate	41,991	42%	42,856	42%	16,050	16%	—	—%	100,897	100%
Construction	1,095	13%	5,320	65%	1,776	22%	—	—%	8,191	100%
Total	$224,334	27%	$423,627	52%	$168,626	20%	$5,482	1%	$822,069	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $40.7 million, or 18 percent, to $184.0 million at March 31, 2016 from $224.7 million at June 30, 2015.  The decrease was primarily due to the lower volume of loans originated and purchased for sale of $392.9 million during the quarter ended March 31, 2016 as compared to $720.7 million during the quarter ended June 30, 2015 and the timing difference between loan fundings and loan sale settlements.

Total deposits increased by $3.0 million to $927.1 million at March 31, 2016 from $924.1 million at June 30, 2015.  Transaction accounts increased $31.9 million, or six percent, to $610.3 million at March 31, 2016 from $578.4 million at June 30, 2015, while time deposits decreased $29.0 million, or eight percent, to $316.7 million at March 31, 2016 from $345.7 million at June 30, 2015. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings decreased $50,000 to $91.3 million at March 31, 2016 as compared to $91.4 million at June 30, 2015, due to scheduled amortization payments.

Total stockholders’ equity decreased $5.4 million, or four percent, to $135.7 million at March 31, 2016, from $141.1 million at June 30, 2015, primarily as a result of stock repurchases totaling $8.9 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and $3.0 million of quarterly cash dividends paid, partly offset by net income of $4.9 million and $1.6 million related to stock option exercises and stock-based compensation during the first nine months of fiscal 2016.

Comparison of Operating Results for the Quarters Ended March 31, 2016 and 2015

The Corporation’s net income for the third quarter of fiscal 2016 was $1.5 million, a decrease of $1.1 million, or 42 percent, as compared to the same period of fiscal 2015. The decrease in net income for the third quarter of fiscal 2016 was primarily attributable to decreases in net interest income and non-interest income, partly offset by a higher recovery from the allowance for loan losses and a decrease in non-interest expense and the provision for income taxes, compared to the same period one year ago. For the first nine months of fiscal 2016, the Corporation’s net income was $4.9 million, a decrease of $2.4 million, or 33 percent, from $7.3 million in the same period of fiscal 2015. The decrease in net income for the first nine months was primarily attributable to decreases in net interest income and non-interest income partly offset by a decrease in the provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, deteriorated to 89 percent for the third quarter of fiscal 2016 from 77 percent for the same period of fiscal 2015.  The increase in the efficiency ratio for the quarter was primarily the result of the decreases in net interest income and non-interest income. For the first nine months of fiscal 2016, the Corporation’s efficiency ratio also deteriorated to 85 percent from 79 percent for the same period of fiscal 2015. The increase in the efficiency ratio was primarily the result of the decreases in net interest income and non-interest income, partly offset by a decrease in non-interest expense.

For the third quarter of fiscal 2016, return on average assets declined 41 basis points to 0.51 percent from 0.92 percent in the same period last year. For the first nine months of fiscal 2016, return on average assets was 0.56 percent, down 31 basis points from 0.87 percent in the same period last year.

For the third quarter of fiscal 2016, return on average equity decreased to 4.36 percent from 7.22 percent for the same period last year. For the first nine months of fiscal 2016, return on average equity was 4.73 percent compared to 6.74 percent for the same period last year.

Diluted earnings per share for the third quarter of fiscal 2016 were $0.18, a 38 percent decrease from $0.29 in the same period last year. For the first nine months of fiscal 2016, diluted earnings per share were $0.57, a 28 percent decrease from $0.79 in the same period last year. The lower percentage decrease in the diluted earnings per share in comparison to the percentage decrease in the net income was primarily attributable to stock repurchases during the last 12 months.

Net Interest Income:

For the Quarters Ended March 31, 2016 and 2015.  Net interest income decreased $466,000, or six percent, to $7.9 million for the third quarter of fiscal 2016 from $8.4 million for the comparable period in fiscal 2015, due to a lower net interest margin, partly offset by a higher average earning asset balance.  The net interest margin was 2.80 percent in the third quarter of fiscal 2016, a 25 basis points decrease from 3.05 percent in the same period of fiscal 2015 due to a decrease in the average yield on interest-earning assets and an increase in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets decreased by 21 basis points to 3.41 percent while the weighted-average cost of interest-bearing liabilities increased by four basis points to 0.69 percent for the third quarter of fiscal 2016 as compared to the same period last year. The average balance of interest-earning assets increased $31.7 million, or three percent, to $1.13 billion in the third quarter of fiscal 2016 from $1.10 billion in the comparable period of fiscal 2015, primarily reflecting an increase in average interest-earning deposits, partly offset by a decrease in average loans receivables, net. The increase in average interest-earning deposits was funded primarily by the deployment of excess cash received from the settlement of loans held for sale, deposits and borrowings.

For the Nine Months Ended March 31, 2016 and 2015.  Net interest income decreased $858,000, or four percent, to $23.6 million for the first nine months of fiscal 2016 from $24.4 million for the comparable period in fiscal 2015, due to a lower net interest margin, partly offset by a higher average earning asset balance.  The net interest margin was 2.77 percent in the first nine months of fiscal 2016, down 24 basis points from 3.01 percent in the same period of fiscal 2015 due to a decrease in the average yield on interest-earning assets and an increase in the average cost of interest-bearing liabilities.  The weighted-average yield on interest-earning assets decreased by 20 basis points to 3.39 percent, while the weighted-average cost of interest-bearing liabilities increased by five basis points to 0.70 percent for the first nine months of fiscal 2016 as compared to the same period last year. The average balance of interest-earning assets increased $52.9 million, or five percent, to $1.14 billion in the first nine months of fiscal 2016 from $1.08 billion in the comparable period of fiscal 2015, primarily reflecting an increase in average interest-earning deposits. The increase in average interest-earning deposits was funded primarily by the increase in deposits and borrowings.

Interest Income:

For the Quarters Ended March 31, 2016 and 2015.  Total interest income decreased by $291,000, or three percent, to $9.6 million for the third quarter of fiscal 2016 from $9.9 million in the same quarter of fiscal 2015.  This decrease was primarily due to the lower average balance and average loan yield on loans, partly offset by the higher average outstanding balance and higher average yield on interest-earning deposits.

Interest income on loans receivable decreased $485,000, or five percent, to $9.2 million in the third quarter of fiscal 2016 from $9.7 million for the same quarter of fiscal 2015.  This decrease was attributable to a lower average loan balance and, to a lesser extent, a lower average loan yield.  The average balance of loans receivable, including loans held for sale, decreased by $40.3 million, or four percent, to $952.0 million for the third quarter of fiscal 2016 from $992.3 million in the same quarter of fiscal 2015.  The average balance of loans held for sale decreased $38.3 million, or 21 percent, to $146.2 million during the third quarter of fiscal 2016 from $184.5 million in the same quarter of fiscal 2015. The average yield on the loans held for sale increased by 10 basis points to 3.75 percent in the third quarter of fiscal 2016 from 3.65 percent in the same quarter of fiscal 2015. The average loan yield, including loans held for sale, during the third quarter of fiscal 2016 decreased four basis points to 3.87 percent from 3.91 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the payoffs of loans which carried a higher average yield than the average yield of loans held for investment.

Interest income from investment securities increased $26,000, or 37 percent, to $96,000 in the third quarter of fiscal 2016 from $70,000 for the same quarter of fiscal 2015. This increase was attributable to a higher average balance, partly offset by a lower average yield. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield decreased 21 basis points to 1.54% in the third quarter of fiscal 2016 from 1.75% in the same quarter of fiscal 2015. The decrease in the average investment securities yield was primarily attributable to the purchases of investment securities which had lower average yields than the existing portfolio. During the third quarter of fiscal 2016, the Bank purchased $10.6 million of mortgage-backed securities with an average yield of 1.50%.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2016 was $163,000, up 29 percent from $126,000 in the same quarter of fiscal 2015. The average yield increased 93 basis points to 8.06% in the third quarter of fiscal 2016 from 7.13% in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $183,000 in the third quarter of fiscal 2016, up 252 percent from $52,000 in the same quarter of fiscal 2015.  The increase was due to a higher average yield and a higher average balance for the third quarter of fiscal 2016, as compared to the same quarter last year.  The average yield increased 25 basis points to 0.50% in the third quarter of fiscal 2016 from 0.25% in the comparable quarter last year, due primarily to the increase in the federal funds rate from 0.25% to 0.50% beginning December 17, 2015.  The average balance of the interest-earning deposits in the third quarter of fiscal 2016 was $145.6 million, an increase of $62.1 million or 74 percent, from $83.5 million in the same quarter of fiscal 2015. The increase in interest-earning deposits was primarily due to temporarily investing excess cash from ongoing business activities in short-term, highly liquid instruments as part of the Corporation’s interest rate risk management strategy.

For the Nine Months Ended March 31, 2016 and 2015.  Total interest income decreased by $236,000, or one percent, to $28.9 million for the first nine months of fiscal 2016 from $29.1 million in the same period of fiscal 2015.  This decrease was primarily the result of the lower average loan yield, partly offset by the higher average balance of earning assets, primarily increases in the average balance of loans receivable and interest-earning deposits.

Loans receivable interest income decreased $587,000, or two percent, to $27.7 million in the first nine months of fiscal 2016 from $28.3 million for the same period of fiscal 2015.  This decrease was attributable to a lower average loan yield, partly offset by a higher average loan balance.  The average loan yield, including loans held for sale, during the first nine months of fiscal 2016 decreased 10 basis points to 3.90 percent from 4.00 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the payoffs of loans which carried a higher average yield than the average yield of loans held for investment and a decrease in the average yield of loans held for sale. The average balance of loans receivable, including loans held for sale, increased $4.0 million to $945.7 million for the first nine months of fiscal 2016 from $941.7 million in the same period of fiscal 2015. The average balance of loans held for sale decreased by $12.0 million, or eight percent, to $139.1 million during the first nine months of fiscal 2016 from $151.1 million in the the same period of fiscal 2015. The average yield on the loans held for sale decreased by three basis points to 3.81 percent in the first nine months of fiscal 2016 from 3.84 percent in the same period of fiscal 2015.

Interest income from investment securities increased $16,000, or seven percent, to $234,000 in the first nine months of fiscal 2016 from $218,000 for the same period of fiscal 2015. This increase was attributable to a higher average balance, partly offset by a lower average yield. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield decreased seven basis points to 1.70% in the first nine months of fiscal 2016 from 1.77% in the same period of fiscal 2015. The decrease in the average yield was primarily attributable to the purchases of investment securities which had lower average yields than the existing portfolio. During the first nine months of fiscal 2016, the Bank purchased $20.3 million of mortgage-backed securities with an average yield of 1.58%.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2016 was $542,000, up 35 percent from $402,000 in the same period of fiscal 2015.  The average yield increased 134 basis points to 8.93 percent in the first nine months of fiscal 2016 from 7.59 percent in the comparable period of fiscal 2015.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $417,000 in the first nine months of fiscal 2016, up 88 percent from $222,000 in the same period of fiscal 2015.  The increase was due to a higher average balance and, to a lesser extent, a higher average yield, for the first nine months of fiscal 2016 as compared to the same period last year.  The average balance of the interest-earning deposits in the first nine months of fiscal 2016 was $162.8 million, an increase of $45.9 million or 39 percent, from $116.9 million in the same period of fiscal 2015. The increase in interest-earning deposits was primarily due to temporarily investing excess cash from ongoing business activities in short-term, highly liquid instruments as part of the Corporation’s interest rate risk management strategy. The average yield increased nine basis points to 0.34% in the first nine months of fiscal 2016 from 0.25% in the comparable period last year, due primarily to the recent increase in the federal funds rate.

Interest Expense:

For the Quarters Ended March 31, 2016 and 2015.  Total interest expense for the third quarter of fiscal 2016 was $1.7 million as compared to $1.6 million for the same period last year, an increase of $175,000, or 11 percent.  This increase was attributable to a higher average balance of interest-bearing liabilities and, to a much lesser extent, a higher average cost of interest-bearing liabilities due to the increase in the percentage of the average balance of borrowings to total average liabilities as these borrowings are at a higher average cost.

Interest expense on deposits for the third quarter of fiscal 2016 was $1.1 million as compared to $1.2 million for the same period last year, a decrease of $78,000, or seven percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance, and to a much lesser extent, a lower average cost of time deposits.  The average cost of deposits decreased four basis points to 0.48 percent during the third quarter of fiscal 2016 from 0.52 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to higher cost time deposits repricing to lower current market interest rates and a lower percentage of time deposits to the total deposit balance. The average balance of deposits increased $9.3 million to $920.3 million during the quarter ended March 31, 2016 from $911.0 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the third quarter of fiscal 2016 was 65 percent, compared to 61 percent in the same period of fiscal 2015.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2016 increased $253,000, or 65 percent, to $641,000 from $388,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance and a higher average cost.  The average balance of borrowings increased $30.9 million, or 51 percent, to $91.3 million during the quarter ended March 31, 2016 from $60.4 million during the same period last year. The average cost of borrowings increased 22 basis points to 2.82 percent for the quarter ended March 31, 2016 from 2.60 percent in the same quarter last year.  The increase in average cost was primarily due to new long-term FHLB - San Francisco advances funded during the second half of fiscal 2015 totaling $50.0 million at an average cost of 2.46%.

For the Nine Months Ended March 31, 2016 and 2015.  Total interest expense for the first nine months of fiscal 2016 was $5.3 million as compared to $4.7 million for the same period last year, an increase of $622,000, or 13 percent.  This increase was primarily attributable to a higher average balance of borrowings, partly offset by a lower average balance of time deposits.

Interest expense on deposits for the first nine months of fiscal 2016 was $3.4 million as compared to $3.6 million for the same period last year, a decrease of $256,000, or seven percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance and average cost of time deposits.  The average cost of deposits decreased five basis points to 0.48 percent during the first nine months of fiscal 2016 from 0.53 percent during the same period last year.  The decrease in the average cost of deposits was primarily attributable to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates.  The average balance of deposits increased $15.3 million, or two percent, to $922.7 million during the nine months ended March 31, 2016 from $907.4 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  The average balance of transaction accounts to total deposits in the first nine months of fiscal 2016 was 64 percent, compared to 60 percent in the same period of fiscal 2015.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first nine months of fiscal 2016 increased $878,000, or 83 percent, to $1.9 million from $1.1 million for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased by $43.6 million, or 91 percent, to $91.3 million during the nine months ended March 31, 2016 from $47.7 million during the same period last year.  The average cost of borrowings decreased 14 basis points to 2.82 percent for the nine months ended March 31, 2016 from 2.96 percent in the same period last year.  The decrease in average cost was primarily due to new long-term FHLB - San Francisco advances during the second half of fiscal 2015 totaling $50.0 million at an average cost of 2.46%.

The following tables present the average balance sheets for the quarters and nine months ended March 31, 2016 and 2015, respectively:

Average Balance Sheets

	Quarter Ended March 31, 2016			Quarter Ended March 31, 2015
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$951,996	$9,204	3.87%	$992,325	$9,689	3.91%
Investment securities	24,861	96	1.54%	16,030	70	1.75%
FHLB – San Francisco stock	8,094	163	8.06%	7,064	126	7.13%
Interest-earning deposits	145,602	183	0.50%	83,455	52	0.25%

Total interest-earning assets	1,130,553	9,646	3.41%	1,098,874	9,937	3.62%

Non interest-earning assets	34,857			35,545

Total assets	$1,165,410			$1,134,419

Interest-bearing liabilities:
Checking and money market accounts (2)	$335,240	116	0.14%	$305,295	101	0.13%
Savings accounts	266,679	170	0.26%	249,204	160	0.26%
Time deposits	318,393	807	1.02%	356,495	910	1.04%

Total deposits	920,312	1,093	0.48%	910,994	1,171	0.52%

Borrowings	91,322	641	2.82%	60,412	388	2.60%

Total interest-bearing liabilities	1,011,634	1,734	0.69%	971,406	1,559	0.65%

Non interest-bearing liabilities	16,665			18,885

Total liabilities	1,028,299			990,291

Stockholders’ equity	137,111			144,128
Total liabilities and stockholders’ equity	$1,165,410			$1,134,419

Net interest income		$7,912			$8,378

Interest rate spread (3)			2.72%			2.97%
Net interest margin (4)			2.80%			3.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.76%			113.12%
Return on average assets			0.51%			0.92%
Return on average equity			4.36%			7.22%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $197 and $165 for the quarters ended March 31, 2016 and 2015, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $64.8 million and $58.8 million during the quarters ended March 31, 2016 and 2015, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended March 31, 2016			Nine Months Ended March 31, 2015
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$945,761	$27,673	3.90%	$941,747	$28,260	4.00%
Investment securities	18,350	234	1.70%	16,466	218	1.77%
FHLB – San Francisco stock	8,094	542	8.93%	7,059	402	7.59%
Interest-earning deposits	162,829	417	0.34%	116,893	222	0.25%

Total interest-earning assets	1,135,034	28,866	3.39%	1,082,165	29,102	3.59%

Non interest-earning assets	34,645			35,547

Total assets	$1,169,679			$1,117,712

Interest-bearing liabilities:
Checking and money market accounts (2)	$332,465	355	0.14%	$301,260	315	0.14%
Savings accounts	261,091	507	0.26%	244,579	477	0.26%
Time deposits	329,190	2,500	1.01%	361,565	2,826	1.04%

Total deposits	922,746	3,362	0.48%	907,404	3,618	0.53%

Borrowings	91,340	1,937	2.82%	47,654	1,059	2.96%

Total interest-bearing liabilities	1,014,086	5,299	0.70%	955,058	4,677	0.65%

Non interest-bearing liabilities	16,787			17,868

Total liabilities	1,030,873			972,926

Stockholders’ equity	138,806			144,786
Total liabilities and stockholders’ equity	$1,169,679			$1,117,712

Net interest income		$23,567			$24,425

Interest rate spread (3)			2.69%			2.94%
Net interest margin (4)			2.77%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.93%			113.31%
Return on average assets			0.56%			0.87%
Return on average equity			4.73%			6.74%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $417 and $349 for the nine months ended March 31, 2016 and 2015, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $65.6 million and $58.4 million during the nine months ended March 31, 2016 and 2015, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters and nine months ended March 31, 2016 and 2015, respectively:

Rate/Volume Variance

	Quarter Ended March 31, 2016 Compared To Quarter Ended March 31, 2015 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(95)	$(394)	$4	$(485)
Investment securities	(8)	39	(5)	26
FHLB – San Francisco stock	17	18	2	37
Interest-bearing deposits	54	39	38	131
Total net change in income on interest-earning assets	(32)	(298)	39	(291)

Interest-bearing liabilities:
Checking and money market accounts	4	10	1	15
Savings accounts	—	10	—	10
Time deposits	(18)	(87)	2	(103)
Borrowings	36	200	17	253
Total net change in expense on interest-bearing liabilities	22	133	20	175
Net (decrease) increase in net interest income	$(54)	$(431)	$19	$(466)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2016 Compared To Nine Months Ended March 31, 2015 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(704)	$120	$(3)	$(587)
Investment securities	(8)	25	(1)	16
FHLB – San Francisco stock	71	59	10	140
Interest-bearing deposits	78	86	31	195
Total net change in income on interest-earning assets	(563)	290	37	(236)

Interest-bearing liabilities:
Checking and money market accounts	—	40	—	40
Savings accounts	—	30	—	30
Time deposits	(79)	(254)	7	(326)
Borrowings	(50)	974	(46)	878
Total net change in expense on interest-bearing liabilities	(129)	790	(39)	622
Net (decrease) increase in net interest income	$(434)	$(500)	$76	$(858)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended March 31, 2016 and 2015.  During the third quarter of fiscal 2016, the Corporation recorded a recovery from the allowance for loan losses of $694,000, a 525 percent increase from the $111,000 recovery from the allowance for loan losses in the same period of fiscal 2015.  The increase in the recovery was primarily attributable to further improvement in credit quality, partly offset by the increases to allowance factors on certain loan types. Non-performing loans decreased $1.6 million, or 12 percent, to $12.3 million at March 31, 2016 as compared to $13.9 million at June 30, 2015 and were $10.5 million at March 31, 2015.  Net recoveries in the third quarter of fiscal 2016 were $126,000 or 0.05 percent (annualized) of average loans receivable, compared to net recoveries of $130,000 or 0.05 percent (annualized) of average loans receivable in the same quarter of fiscal 2015.  Total classified loans, consisting of special mention and substandard loans, were $19.9 million at March 31, 2016 as compared to $28.7 million at June 30, 2015 and to $31.8 million at March 31, 2015.

For the Nine Months Ended March 31, 2016 and 2015.  During the first nine months of fiscal 2016, the Corporation recorded a recovery from the allowance for loan losses of $1.1 million, down 15 percent from the recovery from the allowance for loan losses of $1.3 million in the same period of fiscal 2015.  The reduction in the recovery was primarily attributable to the increases to allowance factors on certain loan types. Net recoveries in the first nine months of fiscal 2016 were $570,000 or 0.08 percent (annualized) of average loans receivable, compared to net recoveries of $251,000 or 0.04 percent (annualized) of average loans receivable in the same period of fiscal 2015.

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

At March 31, 2016, the allowance for loan losses was $8.2 million, comprised of collectively evaluated allowances of $8.2 million and individually evaluated allowances of $20,000; in comparison to the allowance for loan losses of $8.7 million at June 30, 2015, comprised of collectively evaluated allowances of $8.6 million and individually evaluated allowances of $98,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.01 percent at March 31, 2016 compared to 1.06 percent at June 30, 2015.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended March 31, 2016 and 2015.  Total non-interest income decreased $2.9 million, or 26 percent, to $8.4 million for the quarter ended March 31, 2016 from $11.3 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans.

The net gain on sale of loans decreased $2.6 million, or 27 percent, to $7.1 million for the third quarter of fiscal 2016 from $9.7 million in the same quarter of fiscal 2015 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $332.9 million or 42 percent to $451.7 million in the quarter ended March 31, 2016 from $784.6 million in the comparable quarter last year. The decrease in loan sale volume was attributable to the decline in the refinance market as compared to the same period last year. The total refinance loans as percentage of total loans originated by PBM during the third quarter of fiscal 2016 was 48 percent, down from 68 percent in the same quarter of fiscal 2015. The average loan sale margin for PBM increased to 1.57 percent in the third quarter of fiscal 2016, up 32 basis points from 1.25 percent in the same period of fiscal 2015. The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net gain of $2.4 million in the third quarter of fiscal 2016 as compared to a favorable fair-value adjustment net gain of $4.2 million in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of March 31, 2016, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $8.2 million, compared to $8.0 million at June 30, 2015 and $13.4 million at March 31, 2015.

For the Nine Months Ended March 31, 2016 and 2015.  Total non-interest income decreased $3.4 million, or 11 percent, to $26.5 million for the nine months ended March 31, 2016 from $29.9 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $3.3 million, or 13 percent, to $22.1 million for the first nine months of fiscal 2016 from $25.4 million in the same period of fiscal 2015 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume was $1.42 billion in the first nine months ended March 31, 2016, down $426.4 million, or 23 percent, from $1.85 billion in the comparable quarter last year.  The decrease in loan sale volume was attributable to the decline in the refinance market as compared to the same period last year. The total refinance loans as percentage of total loans originated by PBM during the first nine months of fiscal 2016 was 46 percent, down from 58 percent in the same period of fiscal 2015. The average loan sale margin for PBM during the first nine months of fiscal 2016 was 1.55 percent, up 18 basis points from 1.37 percent for the same period of fiscal 2015.  The gain on sale of loans includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net gain of $284,000 in the first nine months of fiscal 2016 as compared to a favorable fair-value adjustment, a net gain of $5.2 million, in the same period last year.

Non-Interest Expense:

For the Quarters Ended March 31, 2016 and 2015.  Total non-interest expense in the quarter ended March 31, 2016 was $14.5 million, a decrease of $683,000, or five percent, as compared $15.2 million in the quarter ended March 31, 2015.  The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits, equipment, professional, sales and marketing and other operating expenses primarily related to mortgage banking operations, partly offset by increases in premises and occupancy and deposit insurance premiums and regulatory assessments.

Total salaries and employee benefits expense decreased $320,000, or three percent, to $10.6 million in the third quarter of fiscal 2016 from $11.0 million in the same period of fiscal 2015.  The decrease was primarily attributable to lower incentive compensation costs related to lower loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) decreased $296.3 million, or 40 percent, to $439.5 million in the third quarter of fiscal 2016 from $735.8 million in the comparable quarter in fiscal 2015.

For the Nine Months Ended March 31, 2016 and 2015.  Total non-interest expense in the nine months ended March 31, 2016 was $42.7 million, a decrease of $115,000 as compared to $42.8 million in the same period ended March 31, 2015.  The decrease in non-interest expense was primarily due to declines in premises and occupancy, equipment, professional, sales and marketing and other operating expenses related primarily to mortgage banking operations, partly offset by increases in salaries and employee benefits expense and deposit insurance premiums and regulatory assessments.

Total salaries and employee benefits expense increased $912,000, or three percent, to $31.4 million in the first nine months of fiscal 2016 from $30.5 million in the same period of fiscal 2015.  The increase was primarily attributable to lower deferrals of compensation costs related to lower loan originations, partly offset by lower incentive compensation costs related to lower loan originations. Total loan originations and purchases decreased $368.4 million, or 19 percent, to $1.54 billion in the first nine months of fiscal 2016 from $1.91 billion in the comparable period in fiscal 2015.

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

For the Quarters Ended March 31, 2016 and 2015.  The income tax provision was $1.1 million for the quarter ended March 31, 2016 as compared to $2.0 million for the same quarter last year.  The effective income tax rate for the quarter ended March 31, 2016 was 41.3 percent as compared to 43.4 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2016 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2016 and 2015.  The income tax provision was $3.5 million for the nine months ended March 31, 2016 as compared to $5.4 million for the same period last year.  The effective income tax rate for the nine months ended March 31, 2016 was 41.6 percent as compared to 42.7 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2016 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral primarily located in California, decreased $1.6 million, or 12 percent, to $12.3 million at March 31, 2016 from $13.9 million at June 30, 2015.  Non-performing loans as a percentage of loans held for investment improved to 1.52 percent at March 31, 2016 from 1.71 percent at June 30, 2015.  The non-performing loans at March 31, 2016 were primarily comprised of 36 single-family loans ($9.9 million); four multi-family loans ($2.3 million); and one commercial business loan ($78,000).  This compares to the $13.9 million of non-performing loans at June 30, 2015 which were primarily comprised of 34 single-family loans ($9.9 million); four multi-family loans ($2.2 million); five commercial real estate loans ($1.7 million); and one commercial business loan ($89,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of March 31, 2016, total restructured loans decreased $856,000, or 13 percent, to $5.7 million from $6.6 million at June 30, 2015.  At March 31, 2016 and June 30, 2015, $4.6 million and $5.6 million, respectively, of these restructured loans were classified as non-performing.  As of March 31, 2016, $2.9 million, or 50 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $4.9 million, or 74 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2015.

Real estate owned was $3.2 million at March 31, 2016, an increase of $767,000 or 32 percent from $2.4 million at June 30, 2015.  Real estate owned at March 31, 2016 was comprised of five single-family properties.  The Corporation has not suspended foreclosure activity at anytime through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $918,000, or six percent, to $15.4 million or 1.31 percent of total assets at March 31, 2016 from $16.3 million or 1.39 percent of total assets at June 30, 2015.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first nine months of fiscal 2016, the Corporation repurchased seven loans, totaling $1.7 million, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  This compares to the first nine months of fiscal 2015 when the Corporation repurchased five loans, totaling $1.3 million, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first nine months of fiscal 2016, the Corporation had a recourse provision of $152,000 and settled claims for $33,000.  This compares to the first nine months of fiscal 2015 when the Corporation had a recourse reserve recovery of $158,000 and settled claims for $15,000. As of March 31, 2016, the total recourse reserve for loans sold that are subject to repurchase was $887,000, up from $768,000 at June 30, 2015 and up from $731,000 at March 31, 2015.

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

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2016 and 2015:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2016	2015	2016	2015
(In Thousands)

Balance, beginning of the period	$768	$711	$768	$904
Provision (recovery) from recourse liability	119	42	152	(158)
Net settlements in lieu of loan repurchases	—	(22)	(33)	(15)
Balance, end of the period	$887	$731	$887	$731

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were derived at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated or overstated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline or improvement in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2016:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$87,928	735	73%	9.14 years
Stated income (5)	$142,691	730	66%	10.23 years
FICO less than or equal to 660	$9,917	646	64%	9.49 years
Over 30-year amortization	$12,337	730	64%	10.39 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $1.9 million of “interest only,” $7.1 million of “stated income,” $909 of “FICO less than or equal to 660,” and $225 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2016:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$50,109	3%	—%
Fully amortize between 1 year and 5 years	37,819	1%	—%
Fully amortize after 5 years	—	—%	—%
Total	$87,928	2%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2016:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$139,227	4%	—%
Interest rate reset between 1 year and 5 years	3,464	32%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$142,691	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of payment terms on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully amortizing status from their interest-only period has started to accelerate and may create a payment shock for some of the Corporation’s borrowers as the loans reprice to a higher monthly payment consisting of both principal and interest, which may result in an increase in non-performing loans. To date, the Corporation has not experienced an elevated level of delinquencies or defaults related to payment shocks.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD 2016	Total
Loan balance (in thousands)	$259,717	$871	$121	$1,026	$4,402	$4,634	$20,261	$23,724	$10,832	$325,588
Weighted-average LTV (1)	66%	51%	68%	63%	56%	51%	66%	71%	73%	66%
Weighted-average age (in years)	10.28	6.65	5.37	4.67	3.65	2.78	1.67	0.76	0.10	8.48
Weighted-average FICO (2)	731	750	700	712	745	751	750	742	740	733
Number of loans	786	3	1	4	22	28	39	36	17	936

Geographic breakdown (%)
Inland Empire	30%	100%	100%	59%	19%	35%	37%	24%	25%	30%
Southern California (3)	56%	—%	—%	41%	37%	21%	34%	45%	40%	52%
Other California (4)	13%	—%	—%	—%	44%	44%	29%	31%	35%	17%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD 2016	Total
Loan balance (in thousands)	$43,619	$—	$—	$13,672	$25,691	$82,314	$89,784	$99,934	$23,857	$378,871
Weighted-average LTV (1)	45%	—%	—%	55%	55%	56%	56%	55%	53%	54%
Weighted-average DCR (2)	1.49x	—	—	1.54x	1.74x	1.71x	1.65x	1.62x	1.71x	1.64x
Weighted-average age (in years)	10.37	—	—	4.55	3.58	2.66	1.72	0.73	0.09	2.78
Weighted-average FICO (3)	693	—	—	735	724	759	765	758	755	749
Number of loans	84	—	—	15	31	112	107	139	31	519

Geographic breakdown (%)
Inland Empire	22%	—%	—%	42%	16%	32%	12%	17%	9%	20%
Southern California (4)	52%	—%	—%	50%	52%	44%	56%	65%	65%	55%
Other California (5)	19%	—%	—%	8%	32%	24%	32%	18%	26%	24%
Other States	7%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	—%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2016:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$68,092	4%	—%	17%
Interest rate reset or mature between 1 year and 5 years	303,345	—%	—%	8%
Interest rate reset or mature after 5 years	7,434	—%	—%	18%
Total	$378,871	1%	—%	10%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD 2016	Total (5)(6)
Loan balance (in thousands)	$8,286	$—	$354	$747	$14,710	$17,807	$24,311	$21,876	$5,293	$93,384
Weighted-average LTV (1)	43%	—%	56%	60%	49%	47%	46%	44%	59%	47%
Weighted-average DCR (2)	1.67x	—	1.26x	1.47x	1.90x	1.79x	1.93x	1.78x	1.68x	1.82x
Weighted-average age (in years)	10.33	—	5.85	4.27	3.49	2.65	1.67	0.73	0.15	2.64
Weighted-average FICO (2)	704	—	704	770	753	758	757	751	753	751
Number of loans	17	—	2	1	14	22	29	27	6	118

Geographic breakdown (%):
Inland Empire	45%	—%	51%	—%	71%	33%	36%	25%	—%	37%
Southern California (3)	35%	—%	49%	100%	29%	36%	46%	33%	81%	40%
Other California (4)	20%	—%	—%	—%	—%	31%	18%	42%	19%	23%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $33.5 million in Mixed Use; $14.8 million in Retail; $11.1 million in Office; $10.7 million in Mobile Home Park; $5.2 million in Medical/Dental Office; $5.2 million in Warehouse; $4.4 million in Mini-Storage; $3.4 million in Restaurant/Fast Food; $1.8 million in Light Industrial/Manufacturing; $1.7 million in Hotel and Motel and $1.6 million in Automotive – Non Gasoline.

(6)	Consisting of $82.8 million or 88.7 percent in investment properties and $10.6 million or 11.3 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2016:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$7,868	—%	—%	89%
Interest rate reset or mature between 1 year and 5 years	85,516	—%	—%	82%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$93,384	—%	—%	83%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets and restructured loans, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At March 31, 2016	At June 30, 2015
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$6,918	$7,010
Multi-family	721	653
Commercial real estate	—	680
Total	7,639	8,343

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,002	2,902
Multi-family	1,542	1,593
Commercial real estate	—	1,019
Commercial business loans	78	89
Total	4,622	5,603

Total non-performing loans	12,261	13,946

Real estate owned, net	3,165	2,398
Total non-performing assets	$15,426	$16,344

Restructured loans on accrual status:
Mortgage loans:
Single-family	$1,114	$989
Total	$1,114	$989

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.52%	1.71%

Non-performing loans as a percentage of total assets	1.04%	1.19%

Non-performing assets as a percentage of total assets	1.31%	1.39%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of March 31, 2016:

	Calendar Year of Origination
(In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD 2016	Total
Mortgage loans:
Single-family	$9,829	$—	$—	$—	$91	$—	$—	$—	$—	$9,920
Multi-family	2,263	—	—	—	—	—	—	—	—	2,263
Commercial business loans	—	78	—	—	—	—	—	—	—	78
Total	$12,092	$78	$—	$—	$91	$—	$—	$—	$—	$12,261

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of March 31, 2016:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,619	$6,364	$937	$—	$9,920
Multi-family	234	329	1,308	392	2,263
Commercial business loans	—	78	—	—	78
Total	$2,853	$6,771	$2,245	$392	$12,261

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:

	At March 31, 2016		At June 30, 2015
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$5,754	22	$7,797	18
Multi-family	930	2	413	1
Total special mention loans	6,684	24	8,210	19

Substandard loans:
Mortgage loans:
Single-family	9,920	38	10,261	36
Multi-family	2,263	4	7,514	11
Commercial real estate	919	2	2,643	7
Commercial business loans	78	1	89	1
Total substandard loans	13,180	45	20,507	55

Total classified loans	19,864	69	28,717	74

Real estate owned:
Single-family	3,165	5	432	2
Commercial real estate	—	—	1,966	1
Total real estate owned	3,165	5	2,398	3

Total classified assets	$23,029	74	$31,115	77

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2016	2015	2016	2015
Loans originated and purchased for sale:
Retail originations	$214,294	$325,364	$737,681	$835,835
Wholesale originations and purchases	178,585	355,248	667,990	924,204
Total loans originated and purchased for sale (1)	392,879	680,612	1,405,671	1,760,039

Loans sold:
Servicing released	(376,291)	(600,161)	(1,403,456)	(1,601,630)
Servicing retained	(7,356)	(3,918)	(39,621)	(12,746)
Total loans sold (2)	(383,647)	(604,079)	(1,443,077)	(1,614,376)

Loans originated for investment:
Mortgage loans:
Single-family	13,244	10,069	25,862	34,667
Multi-family	23,869	18,456	70,637	66,546
Commercial real estate	5,303	8,617	15,417	25,698
Construction	4,183	1,661	9,273	4,670
Other	—	—	72	—
Commercial business loans	—	—	—	75
Consumer loans	—	—	—	1
Total loans originated for investment (3)	46,599	38,803	121,261	131,657

Loans purchased for investment:
Mortgage loans:
Single-family	—	85	2,142	303
Multi-family	—	16,302	8,868	16,302
Commercial real estate	—	—	1,950	—
Total loans purchased for investment (3)	—	16,387	12,960	16,605

Mortgage loan principal payments	(56,315)	(34,415)	(139,904)	(102,168)
Real estate acquired in settlement of loans	(852)	(280)	(5,083)	(2,572)
Increase (decrease) in other items, net (4)	1,042	3,096	(1,185)	6,481

Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(294)	$100,124	$(49,357)	$195,666

(1)
Includes PBM loans originated and purchased for sale during the quarters and nine months ended March 31, 2016 and 2015 totaling $392.9 million, $681.0 million, $1.41 billion and $1.76 billion, respectively.

(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2016 and 2015 totaling $383.6 million, $604.1 million, $1.44 billion and $1.61 billion, respectively.

(3)
Includes PBM loans originated and purchased for investment during the quarters and nine months ended March 31, 2016 and 2015 totaling $11.6 million, $7.6 million, $24.9 million and $33.6 million, respectively.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2016 and 2015, the Corporation originated and purchased $1.54 billion and $1.91 billion of loans, respectively.  The total loans sold in the first nine months of fiscal 2016 and 2015 were $1.44 billion and $1.61 billion, respectively.  At March 31, 2016, the Corporation had loan origination commitments totaling $161.3 million, undisbursed lines of credit totaling $1.6 million and undisbursed loan funds totaling $8.6 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2016, the net increase in deposits was $3.0 million or one percent, primarily due to the increase in transaction accounts, partly offset by scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of March 31, 2016, total deposits were $927.1 million. At March 31, 2016, time deposits scheduled to mature in one year or less were $150.2 million and total time deposits with a principal amount of $100,000 or higher were $160.0 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2016, total cash and cash equivalents were $111.5 million, or nine percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2016, total borrowings were $91.3 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $305.8 million and the remaining available collateral was $583.0 million.  In addition, the Bank has secured a $29.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $31.1 million.  As of March 31, 2016, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $12.0 million which matures on June 30, 2016 which the Bank intends to renew upon maturity. The Bank has no advances under its correspondent bank or discount window facility as of March 31, 2016.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2016 decreased to 33.0 percent from 34.5 percent for the quarter ended June 30, 2015.

The Bank, as a federally-chartered, federally insured savings bank, is subject to the capital requirements established by the OCC. Under the OCC's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. In addition, Provident Financial Holdings, Inc.

as a savings and loan holding company registered with the FRB, is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements.

At March 31, 2016, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at March 31, 2016 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of March 31, 2016
Tier 1 leverage capital (to adjusted average assets)	$135,267	11.61%	$46,606	4.00%	$58,258	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets) (1)	$135,267	19.19%	$31,721	4.50%	$45,819	6.50%
Tier 1 capital (to risk-weighted assets)	$135,267	19.19%	$42,294	6.00%	$56,392	8.00%
Total capital (to risk-weighted assets)	$143,620	20.37%	$56,392	8.00%	$70,490	10.00%

As of June 30, 2015
Tier 1 leverage capital (to adjusted assets)	$140,735	11.94%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)	$140,735	19.24%	$32,923	4.50%	$47,555	6.50%
Tier 1 capital (to risk-weighted assets)	$140,735	19.24%	$43,897	6.00%	$58,529	8.00%
Total capital (to risk-weighted assets)	$149,886	20.49%	$58,529	8.00%	$73,161	10.00%

Provident Savings Bank, F.S.B.:

As of March 31, 2016
Tier 1 leverage capital (to adjusted average assets)	$117,204	10.06%	$46,602	4.00%	$58,253	5.00%
CET1 capital (to risk-weighted assets)	$117,204	16.63%	$31,715	4.50%	$45,811	6.50%
Tier 1 capital (to risk-weighted assets)	$117,204	16.63%	$42,287	6.00%	$56,383	8.00%
Total capital (to risk-weighted assets)	$125,557	17.82%	$56,383	8.00%	$70,478	10.00%

As of June 30, 2015
Tier 1 leverage capital (to adjusted assets)	$125,946	10.68%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)	$125,946	17.22%	$32,922	4.50%	$47,554	6.50%
Tier 1 capital (to risk-weighted assets)	$125,946	17.22%	$43,896	6.00%	$58,528	8.00%
Total capital (to risk-weighted assets)	$135,096	18.47%	$58,528	8.00%	$73,160	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first nine months of fiscal 2016, the Bank paid a cash dividend of $15.0 million to the Corporation; while the Corporation paid $3.0 million of cash dividends to its shareholders.

Supplemental Information

	At March 31, 2016	At June 30, 2015	At March 31, 2015

Loans serviced for others (in thousands)	$104,947	$80,058	$79,871

Book value per share	$16.54	$16.35	$16.27

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2016 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$250,964	$93,630	$1,282,378	19.57%	+662 bp
+300 bp	$233,431	$76,097	$1,271,487	18.36%	+541 bp
+200 bp	$212,440	$55,106	$1,256,823	16.90%	+395 bp
+100 bp	$185,509	$28,175	$1,238,094	14.98%	+203 bp
0 bp	$157,334	$—	$1,214,607	12.95%	0 bp
-100 bp	$138,042	$(19,292)	$1,206,475	11.44%	-151 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2016 (“base case”).

(2)	Derived as the NPV divided by the portfolio value of total assets.

(3)	Derived as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2016 and June 30, 2015.

	At March 31, 2016	At June 30, 2015
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.95%	13.60%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.44%	12.05%
Sensitivity Measure: Change in NPV Ratio	-151 bp	-155 bp

The pre-shock NPV ratio declined 65 basis points to 12.95% at March 31, 2016 from 13.60% at June 30, 2015 and the post-shock NPV ratio declined 61 basis points to 11.44% at March 31, 2016 from 12.05% at June 30, 2015. The decline of the NPV ratios was primarily attributable to a $15.0 million cash dividend distribution from the Bank to the Corporation in September 2015, partly offset by the net income in the first nine months of fiscal 2016.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at March 31, 2016 and June 30, 2015.

At March 31, 2016		At June 30, 2015
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	(4.36)%	+400 bp	(0.56)%
+300 bp	3.51%	+300 bp	6.11%
+200 bp	1.36%	+200 bp	3.74%
+100 bp	(2.03)%	+100 bp	0.20%
-100 bp	(18.30)%	-100 bp	(18.57)%

At both March 31, 2016 and June 30, 2015, the Corporation was partially asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore at March 31, 2016, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under plus 100 basis point and plus 400 basis point scenarios.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2016 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2016	8,800	$17.44	8,800	33,300
February 1 – 29, 2016	79,250	17.29	76,160	378,773
March 1 – 31, 2016	120,790	17.47	120,790	257,983
Total	208,840	$17.40	205,750	257,983

(1)	Represents the remaining shares available for future purchases under the October 2015 stock repurchase plan which became effective upon the completion of the April 2015 stock repurchase plan.

During the quarter ended March 31, 2016, the Corporation purchased 208,840 shares of the Corporation’s common stock at an average cost of $17.40 per share, including the repurchase of 3,090 shares of distributed restricted stock at an average cost of $17.44 per share to cover employee withholding tax obligations. For the nine months ended March 31, 2016, the Corporation purchased 520,224 shares of the Corporation’s common stock at an average cost of $17.14 per share, including the purchase of 3,090 shares of distributed restricted stock at an average cost of $17.44 per share to cover employee withholding tax obligations during the third quarter of fiscal 2016 and the purchase of 4,500 shares of common stock at $16.09 per share from stock options exercised during the first quarter of fiscal 2016. As of March 31, 2016, a total of 163,650 shares or 39 percent of the shares authorized in the October 2015 stock repurchase plan have been purchased at an average cost of $17.41 per share, leaving 257,983 shares available for future purchases. During the quarter and nine months ended March 31, 2016, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 10, 2016	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.