Form 10-K
period 2016-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2016-09-12
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016            OR

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
YES          NO   X  .
The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2015, was $145.3 million. As of September 2, 2016, there were 7,926,914 shares of the Registrant’s common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2016 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB"). At June 30, 2016, the Corporation had consolidated total assets of $1.17 billion, total deposits of $926.4 million and stockholders’ equity of $133.5 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank contributed $40,000 annually to the Foundation in fiscal 2016, 2015 and 2014.

Subsequent Events:

On July 25, 2016, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.13 per share, reflecting an eight percent increase from the $0.12 per share paid on June 7, 2016.  Shareholders of the Corporation’s common stock at the close of business on August 15, 2016 were entitled to receive the cash dividend, which was paid on September 5, 2016.

Market Area

The Bank is headquartered in Riverside, California and operates 13 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include most of Southern California and some of Northern California.  The Bank is the largest independent community bank headquartered in Riverside County and it has the ninth largest deposit market share of all banks and the fourth largest of community banks in the Riverside - San Bernardino's Ranally Metropolitan Area, defined yearly by Rand McNally & Company. PBM operates two wholesale loan production offices located in Pleasanton and Rancho Cucamonga, California and 14 retail loan production offices located in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Riverside (3), Roseville, Santa Barbara, Victorville and Westlake Village, California.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to the 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  According to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, the unemployment rate in the Inland Empire in June 2016 was 6.6%, compared to 5.4% in California and 4.9% nationwide, an improvement compared to the unemployment data reported in June 2015, which was 6.5% in the Inland Empire, 6.3% in California and 5.3% nationwide.

The Inland Empire economy is projected to gain 48,700 jobs or 3.5% in 2016, after adding 58,692 in 2015 or 4.5%. The expansion is expected to continue partly because of the area's traditional advantages for blue collar sectors, as well as continued growth in health care, and small addition of jobs in higher paying sectors. A 26.9% growth is forecasted for lower paying sectors and a 73.1% increase in moderate and better paying jobs (Source: Inland Empire Quarterly Economic Reports - April 2016).

The California housing market remains very competitive, reflecting a slight increase in sales, particularly in homes priced $300,000 - $399,000, which increased to 18 percent of statewide pending home sales in June 2016 from eight percent in June 2015. Statewide pending home sales rose in June 2016 on an annual basis, with the Pending Home Sales Index increasing 3.2 percent from 123.4 in June 2015 to 127.3 in June 2016, based on signed contracts. With pending sales on a rising trend in the past couple of months, the June 2016’s increase should portend for higher closed transactions in July 2016 and August 2016. California pending home sales declined 7.0 percent in June 2016 on a monthly basis compared to May 2016, primarily due to seasonal factors. When adjusting pending sales for typical seasonal patterns, pending sales were down 3.2 percent from May 2016 and up 3.0 percent from June 2015. (Source: California Association of Realtors; www.car.org – July 25, 2016 News Release).

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

Personnel

As of June 30, 2016, the Bank had 522 full-time equivalent employees, which consisted of 469 full-time, 52 prime-time and one part-time employee.  The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

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

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment.  The Bank’s net loans held for investment were $840.0 million at June 30, 2016, representing 71.7% of consolidated total assets.  This compares to $814.2 million, or 69.3% of consolidated total assets, at June 30, 2015.

At June 30, 2016, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $19.4 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2016, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2016 consisted of: three multi-family loans totaling $8.2 million to one group of borrowers; one commercial real estate loan totaling $6.3 million to one group of borrowers; one multi-family loan totaling $5.3 million to one group of borrowers; one multi-family loan totaling $5.0 million to one group of borrowers; and one commercial real estate loan totaling $4.6 million to one group of borrowers.  The real estate collateral for these loans is located in Southern California, except for one property which is located in Northern California.  At June 30, 2016, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2016		2015		2014		2013		2012
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$324,497	37.93%	$365,961	44.47%	$377,824	48.43%	$404,154	53.09%	$438,736	53.78%
Multi-family	415,627	48.59	347,020	42.17	301,191	38.60	262,268	34.45	278,013	34.08
Commercial real estate	99,528	11.63	100,897	12.26	96,781	12.40	92,423	12.14	95,265	11.67
Construction	14,653	1.71	8,191	0.99	2,869	0.37	292	0.04	—	—
Other	332	0.04	—	—	—	—	—	—	755	0.09
Total mortgage loans	854,637	99.90	822,069	99.89	778,665	99.80	759,137	99.72	812,769	99.62

Commercial business loans	636	0.08	666	0.08	1,237	0.16	1,687	0.22	2,580	0.32
Consumer loans	203	0.02	244	0.03	306	0.04	437	0.06	506	0.06
Total loans held for investment, gross	855,476	100.00%	822,979	100.00%	780,208	100.00%	761,261	100.00%	815,855	100.00%

Undisbursed loan funds	(11,258)		(3,360)		(1,090)		(292)		—
Advance payments of escrows	56		199		215		300		369
Deferred loan costs, net	4,418		3,140		2,552		2,063		2,095
Allowance for loan losses	(8,670)		(8,724)		(9,744)		(14,935)		(21,483)
Total loans held for investment, net	$840,022		$814,234		$772,141		$748,397		$796,836

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2016 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

Mortgage loans:
Single-family	$11	$493	$23	$6,308	$317,662	$324,497
Multi-family	4,891	4,375	1,044	13,245	392,072	415,627
Commercial real estate	2,841	2,483	578	75,296	18,330	99,528
Construction	12,810	1,365	—	—	478	14,653
Other	332	—	—	—	—	332
Commercial business loans	533	53	50	—	—	636
Consumer loans	203	—	—	—	—	203
Total loans held for investment, gross	$21,621	$8,769	$1,695	$94,849	$728,542	$855,476

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2017 which have fixed and floating or adjustable interest rates:

(Dollars In Thousands)	Fixed-Rate	%(1)	Floating or Adjustable Rate	%(1)

Mortgage loans:
Single-family	$13,355	4%	$311,131	96%
Multi-family	2,988	1%	407,748	99%
Commercial real estate	2,234	2%	94,453	98%
Construction	—	—%	1,843	100%
Commercial business loans	62	60%	41	40%
Total loans held for investment, gross	$18,639	2%	$815,216	98%

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2016, total single-family loans held for investment decreased to $324.5 million, or 37.9% of the total loans held for investment, from $366.0 million, or 44.5% of the total loans held for investment, at June 30, 2015.  The decrease in the single-family loans in fiscal 2016 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

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

The Bank has underwriting standards that require verified documentation of income and assets from borrowers and our underwriting conforms to agency mandated credit score requirements.  Generally, mortgage insurance is required on all loans exceeding 80% loan-to-value based on the lower of purchase price or appraised value.  Loan-to-value (“LTV”) is the ratio derived by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral. The maximum allowable loan-to-value is 97% on a purchase transaction for conventional financing with mortgage insurance and 96.5% loan-to-value for FHA financing with mortgage insurance.  Second home purchases and rate and term refinance transactions are capped at 90% loan-to-value with mortgage insurance.  Non-owner occupied purchase and rate and term refinance transactions are capped at 80% loan-to-value while non-owner occupied refinance cash-out transactions are capped at 75% loan-to-value.  We manage our underwriting standards, loan-to-value ratios and credit standards to the currently required agency and investor policies and guidelines.  These standards may change at any time, given changes in real estate market conditions, secondary mortgage market requirements and changes to investor policies and guidelines.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 80% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2016, home equity loans amounted to $9.9 million or 3.0% of single-family loans held for investment, as compared to $8.9 million or 2.4% of single-family loans held for investment at June 30, 2015.  Previously, the Bank offered secured lines of credit, which were generally secured by a second mortgage on the borrower’s primary residence up to 100% of the appraised value of the residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2016 and 2015, the outstanding balance of secured lines of credit was $504,000 and $589,000, respectively.

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

The Bank also offers interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2016 and 2015, interest-only, first trust deed, ARM loans were $64.6 million and $152.6 million, or 7.6% and 18.6%, respectively, of the loans held for investment.  As of June 30, 2016, $39.1 million of interest-only ARM loans begin to fully amortize in the next 12 months and $25.5 million begin to fully amortize between one year and three years. The reset of interest rates on ARM loans, primarily interest-only single-family loans, to fully-amortizing status has not created a payment shock for most borrowers primarily because the majority of loans are repricing at 2.75% over six-month LIBOR, which has resulted in a lower interest rate than the borrower’s pre-adjustment interest rate.  Management notes that the economic recovery has been slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family ARM loans.  At June 30, 2016, the Bank had 25 loans with 50-year terms with $8.5 million outstanding, compared to 27 loans for $9.3 million at June 30, 2015.

As of June 30, 2016, the Bank had $10.2 million in negative amortization mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal), originated prior to 2008, which consisted of $6.9 million of multi-family loans, $3.1 million of single-family loans and $170,000 of commercial real estate loans.  This compares to $14.1 million at June 30, 2015, which consisted of $10.7 million of multi-family loans, $3.2 million of single-family loans and $227,000 of commercial real estate loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in a higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their properties or refinance their mortgages to pay off their mortgage obligation.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement actions result from these rules. The Bank originates an immaterial number of loans that do not meet the definition of a “qualified mortgage” (“QM”). To mitigate the risks involved with non-QM loans, the Bank has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.

The following table describes certain credit risk characteristics of the Bank’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2016:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted-Average FICO(2)	Weighted-Average LTV	Weighted-Average Seasoning(3)
Interest only	$64,636	731	73%	9.15 years
Stated income(4)	$135,148	730	65%	10.48 years
FICO less than or equal to 660	$9,055	646	62%	9.94 years
Over 30-year amortization	$12,284	730	64%	10.64 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $842,000 of “interest only,” $6.5 million of “stated income,” $748,000 of “FICO less than or equal to 660,” and $224,000 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Bank’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2016:

(Dollars In Thousands)	Balance	Non-Performing(1)	30 - 89 Days Delinquent(1)
Fully amortize in the next 12 months	$39,115	1%	—%
Fully amortize between 1 year and 5 years	25,521	2%	—%
Fully amortize after 5 years	—	—%	—%
Total	$64,636	1%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Bank’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2016:

(Dollars In Thousands)	Balance (1)	Non-Performing(1)	30 - 89 Days Delinquent(1)
Interest rate reset in the next 12 months	$133,796	4%	1%
Interest rate reset between 1 year and 5 years	1,352	56%	—%
Total	$135,148	5%	1%

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

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD June 30, 2016	Total
Loan balance	$241,651	$865	$120	$1,013	$4,305	$3,799	$18,492	$22,469	$21,461	$314,175
Weighted average LTV(1)	65%	50%	68%	63%	56%	47%	66%	70%	74%	66%
Weighted average age (in years)	10.52	6.90	5.65	4.92	3.91	3.02	1.89	1.01	0.24	8.42
Weighted average FICO(2)	731	750	700	712	743	750	746	744	749	734
Number of loans	741	3	1	4	21	26	36	33	34	899
Geographic breakdown (%):
Inland Empire	31%	100%	100%	58%	19%	41%	37%	24%	28%	31%
Southern California (other than Inland Empire)	55%	—%	—%	42%	37%	24%	37%	49%	47%	52%
Other California	13%	—%	—%	—%	44%	35%	26%	27%	25%	16%
Other states	1%	—%	—%	—%	—%	—%	—%	—%	—%	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in single-family real estate values prior to 2012, the weighted average LTV presented above may be significantly understated to current market values, particularly for loans originated prior to 2010.

(2)	At time of loan origination.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2016, multi-family mortgage loans were $415.6 million and commercial real estate loans were $99.5 million, or 48.6% and 11.6%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $347.0 million and commercial real estate loans of $100.9 million, or 42.2% and 12.3%, respectively, of loans held for investment at June 30, 2015.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2016 the Bank originated $116.0 million and purchased $43.7 million of multi-family and commercial real estate loans, all of which were underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $110.0 million and loan purchases of $16.3 million during fiscal 2015.  At June 30, 2016, the Bank had 551 multi-family and 123 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2016, $363.7 million, or 87.5%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2016, the Bank had 62 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $152.4 million.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  During fiscal 2016, the Bank had net recoveries of $1.4 million in non-performing multi-family and commercial real estate loans, as compared to net recoveries of $283,000 during fiscal 2015. At June 30, 2016, total non-performing multi-family and commercial real estate loans were $709,000, net of allowances and charge-offs, and none were past due 30 to 89 days.  Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2016:

(Dollars In Thousands)	Balance	Non- Performing(1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing(1)
Interest rate reset or mature in the next 12 months	$61,772	1%	—%	14%
Interest rate reset or mature between 1 year and 5 years	341,932	—%	—%	6%
Interest rate reset or mature after 5 years	11,923	—%	—%	11%
Total	$415,627	—%	—%	8%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2016:

(Dollars In Thousands)	Balance	Non- Performing(1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing(1)
Interest rate reset or mature in the next 12 months	$10,108	—%	—%	94%
Interest rate reset or mature between 1 year and 5 years	89,420	—%	—%	80%
Total	$99,528	—%	—%	81%

(1)	As a percentage of each category.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD June 30, 2016	Total
Loan balance	$36,677	$—	$—	$13,125	$25,030	$77,540	$89,264	$96,502	$77,489	$415,627
Weighted average LTV(1)	44%	—%	—%	55%	54%	56%	56%	54%	53%	54%
Weighted average debt coverage ratio (2)	1.54x	—	—	1.55x	1.75x	1.70x	1.65x	1.61x	1.63x	1.64x
Weighted average age (in years)	10.75	—	—	4.80	3.84	2.91	1.97	0.97	0.14	2.55
Weighted average FICO(2)	692	—	—	737	724	758	765	758	755	749
Number of loans	73	—	—	14	29	108	107	135	85	551

Geographic breakdown (%):
Inland Empire	23%	—%	—%	44%	16%	32%	12%	17%	9%	18%
Southern California (other than Inland Empire)	53%	—%	—%	48%	51%	46%	56%	65%	76%	59%
Other California	16%	—%	—%	8%	33%	22%	32%	18%	15%	22%
Other states	8%	—%	—%	—%	—%	—%	—%	—%	—%	1%
	100%	—%	—%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the potential decline in multi-family real estate values (particularly for loans originated prior to 2010), the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD June 30, 2016	Total(3)(4)
Loan balance	$7,270	$—	$352	$743	$13,894	$17,596	$24,024	$21,747	$13,902	$99,528
Weighted average LTV(1)	41%	—%	55%	59%	49%	47%	46%	44%	55%	47%
Weighted average debt coverage ratio (2)	1.60x	—	1.26x	1.47x	1.88x	1.79x	1.93x	1.78x	1.56x	1.78x
Weighted average age (in years)	10.57	—	6.10	4.52	3.74	2.90	1.92	0.97	0.20	2.57
Weighted average FICO(2)	707	—	704	770	754	758	756	751	761	754
Number of loans	14	—	2	1	12	22	29	27	16	123

Geographic breakdown (%):
Inland Empire	50%	—%	50%	—%	70%	33%	36%	25%	6%	34%
Southern California (other than Inland Empire)	27%	—%	50%	100%	30%	36%	46%	33%	59%	40%
Other California	23%	—%	—%	—%	—%	31%	18%	42%	35%	26%
Other states	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the potential decline in commercial real estate values prior to 2012, the weighted average LTV presented above may be significantly understated to current market values, particularly for loans originated prior to 2010.

(2)	At time of loan origination.

(3)
Comprised of the following: $36.9 million in mixed use; $14.7 million in retail; $13.4 million in office; $11.5 million in mobile home park; $5.2 million in medical/dental office; $5.1 million in warehouse; $4.3 million in mini-storage; $3.3 million in restaurant/fast food; $1.8 million in light industrial/manufacturing; $1.7 million in hotel and motel; and $1.6 million in automotive - non gasoline.

(4)	Consists of $89.8 million or 90.2% in investment properties and $9.7 million or 9.8% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  During fiscal 2016 and 2015, the Bank originated a total of $14.7 million and $6.8 million of construction loans, respectively. As of June 30, 2016 and 2015, the Bank had $14.7 million and $8.2 million of construction loans, respectively, of which $11.3 million and $3.4 million, respectively, was undisbursed.

The composition of the Bank’s construction loan portfolio is as follows:

	At June 30,
	2016		2015
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$14,175	96.74%	$5,247	64.06%
Construction/permanent	478	3.26%	2,944	35.94%
	$14,653	100.00%	$8,191	100.00%

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

The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Generally, significant presales are required prior to commencement of construction. Tract construction may include the building and financing of model homes under a separate loan. The terms for tract construction loans are generally 12 months with interest rates fixed at a margin above the prime lending rate. At June 30, 2016, there were no tract construction loans.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2016, there were four single-family speculative construction loans of $3.7 million with $2.4 million of undisbursed funds.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2016, there was one single-family construction/permanent loan of $478,000, of which $154,000 was undisbursed.

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

Other Mortgage Loans.  There was a total of $332,000 of other mortgage loans at June 30, 2016 as compared to none at June 30, 2015.  The Bank makes land loans from time to time, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loans and loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  As of June 30, 2016, total loans serviced by other financial institutions were $807,000, down 85% from $5.4 million at June 30, 2015.  As of June 30, 2016, all loans serviced by others were performing according to their contractual agreements.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any loan participation interests in fiscal 2016 or 2015.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2016, commercial business loans were $636,000, or 0.1% of loans held for investment, a decrease of $30,000, or 5%, during fiscal 2016 from $666,000, or 0.1% of loans held for investment at June 30, 2015.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2016, the Bank had $76,000 of non-performing commercial business loans, net of allowances and charge-offs, down 15% from $89,000 at June 30, 2015.  During fiscal 2016, the Bank had an $85,000 recovery on commercial business loans, as compared to no net charge-offs or recoveries during fiscal 2015.

Consumer Loans.  At June 30, 2016, the Bank’s consumer loans were $203,000, or less than 0.1% of the Bank’s loans held for investment, a decrease of $41,000, or 17%, from $244,000, or less than 0.1% of the Bank's loans held for investment at June 30, 2015.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2016 and 2015 were $77,000 and $109,000, respectively, and were included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had one consumer loan accounted for on a non-performing basis that was fully reserved at June 30, 2016 and none at June 30, 2015. During fiscal 2016, the Bank had $1,000 of net charge-offs on consumer loans, as compared to net recoveries of $1,000 during fiscal 2015.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been primarily originating loans and, to a lesser extent, purchasing loans for sale to investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the California economy affect the number of loans originated by PBM and, thus, the amount of loan sales, gain on sale of loans, net interest income and loan fees earned.  The origination and purchase of loans, primarily fixed rate loans, was $2.00 billion, $2.52 billion and $1.99 billion during fiscal 2016, 2015 and 2014, respectively, including $36.6 million, $40.2 million and $26.1 million, respectively, of loans originated and purchased for investment.  The total loan origination volume in fiscal 2016 was lower than fiscal 2015, primarily as a result of a decrease in refinance activity.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 970 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Accepted loans are funded and sold by the Bank.  Wholesale loans originated and purchased for sale in fiscal 2016, 2015 and 2014 were $940.6 million, $1.30 billion and $983.2 million, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale originators, underwriters and processors.

PBM’s retail loan production operations utilize loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2016, PBM operated 14 stand-alone retail loan production offices in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Riverside (3), Roseville, Santa Barbara, Victorville and Westlake Village, California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank instead of the wholesale loan broker.  Retail loans originated and purchased for sale in fiscal 2016, 2015 and 2014 were $1.02 billion, $1.18 billion and $983.5 million, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing in new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale at June 30, 2016 and 2015 were $181.8 million and $139.6 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments. For additional information, see “Derivative Activities” below.

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination costs and fees for loans held for sale and loans held for investment recorded at fair value are recognized in non-interest income under gain (loss) on sale of loans, net, as incurred and not deferred. At June 30, 2016 and 2015, the Bank had $4.4 million and $3.1 million of unamortized deferred loan origination costs (net) in loans held for investment, respectively.

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

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2016	2015	2014

Loans originated and purchased for sale:
Retail originations	$1,022,296	$1,175,413	$984,378
Wholesale originations	940,573	1,305,302	983,244
Total loans originated and purchased for sale(1)	1,962,869	2,480,715	1,967,622

Loans sold:
Servicing released	(1,948,423)	(2,392,251)	(1,990,087)
Servicing retained	(45,798)	(17,663)	(9,189)
Total loans sold(2)	(1,994,221)	(2,409,914)	(1,999,276)

Loans originated for investment:
Mortgage loans:
Single-family	39,177	41,317	24,038
Multi-family	91,988	83,016	115,022
Commercial real estate	24,061	26,948	25,014
Construction	14,654	6,825	2,869
Other	332	—	—
Commercial business loans	—	372	336
Consumer loans	1	1	—
Total loans originated for investment(3)	170,213	158,479	167,279

Loans purchased for investment:
Mortgage loans:
Single-family	2,233	303	707
Multi-family	41,741	16,302	—
Commercial real estate	1,950	—	—
Total loans purchased for investment(3)	45,924	16,605	707

Loan principal repayments	(187,017)	(134,175)	(147,815)
Real estate acquired in the settlement of loans	(6,347)	(3,044)	(4,810)
(Decrease) increase in other items, net(4)	(890)	(741)	10,870
Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(9,469)	$107,925	$(5,423)

(1)	Includes PBM loans originated and purchased for sale during fiscal 2016, 2015 and 2014 totaling $1.96 billion, $2.48 billion and $1.97 billion, respectively.

(2)	Includes PBM loans sold during fiscal 2016, 2015 and 2014 totaling $1.99 billion, $2.41 billion and $2.00 billion, respectively.

(3)	Includes PBM loans originated and purchased for investment during fiscal 2016, 2015 and 2014 totaling $36.6 million, $40.2 million, and $26.1 million, respectively.

(4)
Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, fair value of loans held for sale, advance payments of escrows and repurchases.

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

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the credit enhancement or recourse amount to the Bank once the first four basis points is exhausted.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2016 and 2015, the Bank serviced $20.4 million and $28.2 million, respectively, of loans under this program and has established a recourse liability of $242,000 and $267,000, respectively.  In fiscal 2016, 2015 and 2014, a net (recovery) loss of ($15,000), $32,000 and $139,000, respectively, was realized under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2016, 2015 and 2014, the Bank repurchased $1.7 million, $1.6 million and $437,000 of single-family mortgage loans, respectively.  However, additional repurchase requests were settled for an aggregate of $470,000, $22,000 and $666,000 in fiscal 2016, 2015 and 2014, respectively, that did not result in the repurchase of the loan itself. In fiscal 2016, the Bank entered into a global settlement with one of the Bank’s legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor, in exchange for a one-time $400,000 payment.

Derivative Activities.  Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold.  This type of risk occurs when the Bank commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold.  Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale to the secondary market.  The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities.  The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are loan sale commitments and the purchase of over-the-counter put and call option contracts related to mortgage-backed securities.  At various times, depending on loan origination volume and management’s assessment of projected loans which may not fund, the Bank may reduce or increase its derivative positions.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund, the Bank may enter into “best-efforts” loan sale commitments rather than “mandatory” loan sale commitments.  Mandatory loan sale commitments may include whole loan and/or To-Be-Announced MBS (“TBA MBS”) loan sale commitments.

Under mandatory loan sale commitments, usually with Fannie Mae, Freddie Mac or other investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period.  These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans.  The mandatory loan sale commitments protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale.  The amount of and delivery date of the loan sale commitments are based upon management’s estimates as to the volume of loans that will close and the length of the origination commitments.  The mandatory loan sale commitments do not provide complete interest-rate protection, however, because of the possibility of loans which may not fund during the origination process.  Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses.  If the Bank is unable to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the commitments at current market prices.  Similarly, if the Bank has too many loans to deliver, the Bank must execute additional loan sale commitments at current market prices, which may be unfavorable to the Bank.  Generally, the Bank seeks to maintain loan sale commitments equal to the funded loans held for sale at fair value, plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout.  The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank.

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

At June 30, 2016, the Bank had put option contracts outstanding with a notional value of $5.0 million and no call option contracts outstanding.  This compares to call and put option contracts outstanding with a notional value of $12.0 million and $8.0 million at June 30, 2015, respectively. At June 30, 2016 and 2015, the Bank had outstanding mandatory loan sale commitments of $4.7 million and $55.2 million, respectively; outstanding TBA MBS trades of $298.0 million and $265.0 million, respectively; outstanding best-efforts loan sale commitments of $29.6 million and $36.9 million, respectively; and commitments to originate loans to be held for sale of $181.8 million and $139.6 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  Additionally, as of June 30, 2016 and 2015, the Bank’s loans held for sale at fair value were $189.5 million and $224.7 million, respectively, which were also covered by the loan sale commitments described above.  For fiscal 2016 and 2015, the Bank had a net gain of $742,000 and a net loss of $186,000, respectively, attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities and the fair-value adjustment on loans held for sale.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2016, the Bank was servicing $105.5 million of loans for others, an increase from $80.1 million at June 30, 2015.  The increase was primarily attributable to loans sold with servicing retained during fiscal 2016, partly offset by loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2016 and 2015, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 19.68% and 17.50%, respectively, and a weighted-average discount rate of 9.07% and 9.10%, respectively.  The required impairment reserve against servicing assets at June 30, 2016 and 2015 was $168,000 and $248,000, respectively.  In aggregate, servicing assets had a carrying value of $627,000 and a fair value of $627,000 at June 30, 2016, compared to a carrying value of $396,000 and a fair value of $470,000 at June 30, 2015.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $47,000, gross unrealized gains of $47,000 and an amortized cost of $0 at June 30, 2016, compared to a fair value of $63,000, gross unrealized gains of $62,000 and an amortized cost of $1,000 at June 30, 2015.

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

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraised value less the costs to sell to establish realizable value. These analysis may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

	At or For the Year Ended June 30, 2016
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$3,328	$—	$3,328	$(773)	$2,555	$2,514	$85
Without a related allowance(2)	8,339	(1,370)	6,969	—	6,969	8,344	63
Total single-family	11,667	(1,370)	10,297	(773)	9,524	10,858	148

Multi-family:
With a related allowance	468	—	468	(141)	327	196	15
Without a related allowance(2)	400	(18)	382	—	382	1,804	568
Total multi-family	868	(18)	850	(141)	709	2,000	583

Commercial real estate:
Without a related allowance(2)	—	—	—	—	—	589	28
Total commercial real estate	—	—	—	—	—	589	28

Commercial business loans:
With a related allowance	96	—	96	(20)	76	101	7
Total commercial business loans	96	—	96	(20)	76	101	7

Consumer loans:
Without a related allowance(2)	13	(13)	—	—	—	—	—
Total consumer loans	13	(13)	—	—	—	—	—

Total non-performing loans	$12,644	$(1,401)	$11,243	$(934)	$10,309	$13,548	$766

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any:

	At June 30,
	2016				2015				2014
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
(Dollars In Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Mortgage loans:
Single-family	4	$1,644	35	$10,258	3	$1,335	34	$10,542	2	$322	35	$11,547
Multi-family	—	—	2	850	—	—	4	2,246	—	—	7	3,447
Commercial real estate	—	—	—	—	—	—	5	1,699	—	—	6	2,352
Commercial business loans	—	—	1	96	—	—	1	109	—	—	2	138
Consumer loans	1	—	1	—	1	—	—	—	—	—	—	—
Total	5	$1,644	39	$11,204	4	$1,335	44	$14,596	2	$322	50	$17,484

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of allowance for loan losses and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2016	2015	2014	2013	2012

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$6,292	$7,010	$7,442	$8,129	$17,095
Multi-family	709	653	1,333	1,236	967
Commercial real estate	—	680	1,552	3,218	764
Commercial business loans	—	—	—	7	7
Total	7,001	8,343	10,327	12,590	18,833

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	3,232	2,902	2,957	5,094	11,995
Multi-family	—	1,593	1,760	2,521	490
Commercial real estate	—	1,019	800	1,354	2,483
Other	—	—	—	—	522
Commercial business loans	76	89	92	123	165
Total	3,308	5,603	5,609	9,092	15,655

Total non-performing loans	10,309	13,946	15,936	21,682	34,488

Real estate owned, net	2,706	2,398	2,467	2,296	5,489
Total non-performing assets	$13,015	$16,344	$18,403	$23,978	$39,977

Non-performing loans as a percentage of loans held for investment, net	1.23%	1.71%	2.06%	2.90%	4.33%

Non-performing loans as a percentage of total assets	0.88%	1.19%	1.44%	1.79%	2.74%

Non-performing assets as a percentage of total assets	1.11%	1.39%	1.66%	1.98%	3.17%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of June 30, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD June 30, 2016	Total
Mortgage loans:
Single-family	$9,434	$—	$—	$—	$90	$—	$—	$—	$—	$9,524
Multi-family	709	—	—	—	—	—	—	—	—	709
Commercial business loans	—	76	—	—	—	—	—	—	—	76
Total	$10,143	$76	$—	$—	$90	$—	$—	$—	$—	$10,309

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of June 30, 2016:

(Dollars In Thousands)	Inland Empire	Southern California(1)	Other California(2)	Other States	Total
Mortgage loans:
Single-family	$3,005	$5,755	$764	$—	$9,524
Multi-family	—	328	—	381	709
Commercial business loans	—	76	—	—	76
Total	$3,005	$6,159	$764	$381	$10,309

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At June 30, 2016		At June 30, 2015
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$4,896	14	$7,797	18
Multi-family	3,974	4	413	1
Total special mention loans	8,870	18	8,210	19

Substandard loans:
Mortgage loans:
Single-family	9,524	37	10,261	36
Multi-family	709	2	7,514	11
Commercial real estate	—	—	2,643	7
Commercial business loans	76	1	89	1
Consumer loans	—	1	—	—
Total substandard loans	10,309	41	20,507	55

Total classified loans	19,179	59	28,717	74

Real estate owned:
Single-family	2,706	4	432	2
Commercial real estate	—	—	1,966	1
Total real estate owned	2,706	4	2,398	3

Total classified assets	$21,885	63	$31,115	77

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

During the fiscal years ended June 30, 2016 and 2015, there were no newly restructured loans.  As of June 30, 2016, the outstanding balance of restructured loans was $4.6 million, comprised of 13 loans.  These restructured loans are classified as follows: three loans are classified as special mention and remain on accrual status ($1.3 million) and 10 loans are classified as substandard on non-performing status ($3.3 million).  As of June 30, 2016, 41%, or $1.9 million of the restructured loans have a current payment status, consistent with their modified terms.  The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.

The following table shows the restructured loans by type, net of allowance for loan losses, at June 30, 2016 and 2015:

	At June 30, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$999	$—	$999	$(200)	$799
Without a related allowance(2)	4,507	(784)	3,723	—	3,723
Total single-family	5,506	(784)	4,722	(200)	4,522

Commercial business loans:
With a related allowance	96	—	96	(20)	76
Total commercial business loans	96	—	96	(20)	76

Total restructured loans	$5,602	$(784)	$4,818	$(220)	$4,598

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

As of June 30, 2016, total non-performing assets, net of allowance for loan losses and fair value adjustments, were $13.0 million, or 1.11% of total assets, which was primarily comprised of: 35 single-family loans ($9.5 million); two multi-family loans ($709,000); one commercial business loan ($76,000); one consumer loan (fully reserved); and real estate owned comprised of four single-family properties ($2.7 million).  As of June 30, 2016, 59%, or $6.1 million of non-performing loans had a current payment status. This compares to total non-performing assets, net of allowance for loan losses and fair value adjustments, of $16.3 million, or 1.39% of total assets, of which $8.8 million, or 63%, of non-performing loans had a current payment status at June 30, 2015.

Foregone interest income, which would have been recorded for the fiscal years ended June 30, 2016 and 2015 had the non-performing loans been current in accordance with their original terms, amounted to $118,000 and $101,000, respectively, and was not included in the results of operations for the fiscal years ended June 30, 2016 and 2015.

Other Loans of Concern. As of June 30, 2016, $8.9 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms. Of these loans, $4.9 million were single-family mortgage loans and $4.0 million were multi-family mortgage loans.  As of June 30, 2015, $8.2 million of loans which were not disclosed as non-performing loans were classified by the Bank as special mention for the same reasons.

In addition, as of June 30, 2016, there were no loans which were not disclosed as non-performing loans and that were classified as substandard. As of June 30, 2015, $6.6 million of loans which were not disclosed as non-performing loans were classified by the Bank as substandard because the loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected but they are performing in accordance with the contractual loan agreements. Of these loans, $5.3 million were multi-family mortgage loans, $943,000 were commercial real estate loans and $350,000 were single-family mortgage loans.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2016, the real estate owned balance was $2.7 million (four properties), consisting of four single-family residences located in California and Arizona, compared to $2.4 million (three properties) at June 30, 2015, consisting of two single-family residences and one commercial real estate property located in Southern California.  In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

The aggregate amounts of the Bank’s classified assets, including loans classified by the Bank as special mention, were as follows at the dates indicated:

	At June 30,
(Dollars In Thousands)	2016	2015

Special mention loans	$8,870	$8,210
Substandard loans	10,309	20,507
Total classified loans	19,179	28,717

Real estate owned, net	2,706	2,398
Total classified assets	$21,885	$31,115

Total classified assets as a percentage of total assets	1.87%	2.65%

Classified assets decreased at June 30, 2016 from the June 30, 2015 level primarily due to loan classification upgrades, disposition of real estate owned properties and a general improvement in the real estate market, resulting in fewer delinquent loans.  The classified assets are primarily located in Southern California.

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

The allowance is calculated by applying loss factors to the loans held for investment. The loss factors are applied according to loan program type and loan classification.  The loss factors for each program type and loan classification are established based on an evaluation of the historical loss experience, prevailing market conditions, concentration in loan types and other relevant factors consistent with ASC 450, “Contingency”.  Homogeneous loans, such as residential mortgage, home equity and consumer installment loans are considered on a pooled loan basis.  A factor is assigned to each pool based upon expected charge-offs for one year.   The factors for larger, less homogeneous loans, such as construction and commercial real estate loans, are based upon loss experience tracked over business cycles considered appropriate for the loan type.

Collectively evaluated or individually evaluated allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in ASC 310.  Estimates of identifiable losses are reviewed continually and, generally, a provision (recovery) for losses is charged (credited) against operations on a quarterly basis as necessary to maintain the allowance at an appropriate level.  Management presents the minutes summarizing the actions of the IAR Committee to the Bank’s Board of Directors on a quarterly basis.

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

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses.  To the extent that any of these conditions are apparent by identifiable problem loans or portfolio segments as of the evaluation date, the IAR Committee’s estimate of the effect of such conditions may be reflected as an individually evaluated allowance applicable to such loans or portfolio segments.  Where any of these conditions is not apparent by specifically identifiable problem loans or portfolio segments as of the evaluation date, the IAR Committee’s evaluation of the probable loss related to such condition is reflected in the general allowance.  The intent of the IAR Committee is to reduce the differences between estimated and actual losses.  Pooled loan factors are adjusted to reflect current estimates of charge-offs for the subsequent 12 months.  Loss activity is reviewed for non-pooled loans and the loss factors are adjusted, if necessary.   By assessing the probable estimated losses inherent in the loans held for investment on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2016, the Bank had an allowance for loan losses of $8.7 million, or 1.02% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2015 of $8.7 million, or 1.06% of gross loans held for investment.  A $1.7 million recovery from the allowance for loan losses was recorded in fiscal 2016, compared to a $1.4 million recovery from the allowance for loan losses in fiscal 2015.  Although management believes the best information available is used to make such (recovery) provision, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

	Year Ended June 30,
(Dollars In Thousands)	2016	2015	2014	2013	2012

Allowance at beginning of period	$8,724	$9,744	$14,935	$21,483	$30,482
(Recovery) provision for loan losses	(1,715)	(1,387)	(3,380)	(1,499)	5,777
Recoveries:
Mortgage Loans:
Single-family	539	635	562	754	347
Multi-family	1,228	360	345	6	—
Commercial real estate	216	—	—	—	—
Construction	—	—	20	—	28
Commercial business loans	85	—	—	—	—
Consumer loans	1	1	2	2	—
Total recoveries	2,069	996	929	762	375

Charge-offs:
Mortgage loans:
Single-family	(406)	(552)	(965)	(5,136)	(13,869)
Multi-family	—	(4)	(1,762)	(244)	(541)
Commercial real estate	—	(73)	—	(265)	(49)
Other	—	—	—	(159)	(400)
Commercial business loans	—	—	(9)	—	(261)
Consumer loans	(2)	—	(4)	(7)	(31)
Total charge-offs	(408)	(629)	(2,740)	(5,811)	(15,151)

Net recoveries (charge-offs)	1,661	367	(1,811)	(5,049)	(14,776)
Allowance at end of period	$8,670	$8,724	$9,744	$14,935	$21,483

Allowance for loan losses as a percentage of gross loans held for investment	1.02%	1.06%	1.25%	1.96%	2.63%

Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period	(0.17)%	(0.04)%	0.21%	0.51%	1.38%

Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	77.38%	59.77%	55.73%	58.77%	52.45%

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

	At June 30,
	2016		2015		2014		2013		2012
(Dollars In Thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Mortgage loans:
Single-family	$4,933	37.93%	$5,280	44.47%	$5,476	48.43%	$9,062	53.09%	$15,933	53.78%
Multi-family	2,800	48.59	2,616	42.17	3,142	38.60	4,689	34.45	3,551	34.08
Commercial real estate	848	11.63	734	12.26	989	12.40	1,053	12.14	1,810	11.67
Construction	31	1.71	42	0.99	35	0.37	—	0.04	—	—
Other	7	0.04	—	—	—	—	—	—	7	0.09
Commercial business loans	43	0.08	43	0.08	92	0.16	119	0.22	169	0.32
Consumer loans	8	0.02	9	0.03	10	0.04	12	0.06	13	0.06
Total allowance for loan losses	$8,670	100.00%	$8,724	100.00%	$9,744	100.00%	$14,935	100.00%	$21,483	100.00%

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

At June 30, 2016 and 2015, the Bank’s investment securities portfolio was $51.5 million and $15.0 million, respectively, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as held to maturity and available for sale. The Corporation purchased mortgage-backed securities available for sale totaling $41.7 million during fiscal 2016.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2016			2015			2014
(Dollars In Thousands)	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS (1)	$39,179	$39,638	76.25%	$—	$—	—%	$—	$—	—%
Certificates of deposits	800	800	1.54	800	800	5.35	800	800	4.67
Total investment securities - held to maturity	$39,979	$40,438	77.79%	$800	$800	5.35%	$800	$800	4.67%

Available for sale securities:
U.S. government agency MBS(1)	$6,308	$6,572	12.64%	$7,613	$7,906	52.84%	$8,772	$9,109	53.12%
U.S. government sponsored enterprise MBS(1)	3,998	4,223	8.13	5,083	5,387	36.01	6,128	6,385	37.24
Private issue CMO(2)	598	601	1.16	708	717	4.79	841	853	4.97
Common stock(3)	147	147	0.28	250	151	1.01	—	—	—
Total investment securities - available for sale	$11,051	$11,543	22.21%	$13,654	$14,161	94.65%	$15,741	$16,347	95.33%
Total investment securities	$51,030	$51,981	100.00%	$14,454	$14,961	100.00%	$16,541	$17,147	100.00%

(1)	Mortgage-backed securities (“MBS”)

(2)	Collateralized mortgage obligations (“CMO”)

(3)	Common stock of a community development financial institution

As of June 30, 2016, the Bank held investments with an unrealized loss position of $1,000 for less than a 12-month period. There were no other than temporary impairments at June 30, 2016.

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Private issue CMO	$103	$1	$—	$—	$103	$1
Total	$103	$1	$—	$—	$103	$1

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2016:

	Due in One Year or Less		Due After One to Five Years		Due After Five to Ten Years		Due After Ten Years		No Stated Maturity		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$—	—%	$—	—%	$18,904	1.50%	$20,275	1.37%	$—	—%	$39,179	1.43%
Certificates of deposits	800	0.72	—	—	—	—	—	—	—	—	800	0.72
Total investment securities held to maturity	$800	0.72%	$—	—%	$18,904	1.50%	$20,275	1.37%	$—	—%	$39,979	1.42%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$6,572	1.90%	$—	—%	$6,572	1.90%
U.S. government sponsored enterprise MBS	—	—	—	—	—	—	4,223	2.69	—	—	4,223	2.69
Private issue CMO	—	—	—	—	—	—	601	2.76	—	—	601	2.76
Common stock	—	—	—	—	—	—	—	—	147	—	147	—
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$11,396	2.23%	$147	—%	$11,543	2.21%
Total investment securities	$800	0.72%	$—	—%	$18,904	1.50%	$31,671	1.68%	$147	—%	$51,522	1.59%

The actual maturity for MBS may differ from the stated maturity due to scheduled amortization and loan prepayments.

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

The Bank generally offers time deposits for terms not exceeding seven years.  As illustrated in the following table, time deposits represented 33% of the Bank’s deposit portfolio at June 30, 2016, compared to 37% at June 30, 2015. As of June 30, 2016, total brokered deposits were $1.6 million with a weighted average interest rate of 3.88% and remaining maturities within three years.  At June 30, 2015, total brokered deposits were $3.0 million with a weighted average interest rate of 3.76% and remaining maturities between one and four years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2016:

Weighted Average Interest Rate	Original Term	Deposit Account Type	Minimum Amount	Balance (In Thousands)	Percentage of Total Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$71,158	7.68%
0.11%	N/A	Checking accounts – interest-bearing	$—	237,979	25.69
0.21%	N/A	Savings accounts	$10	275,310	29.72
0.27%	N/A	Money market accounts	$—	33,082	3.57

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	23	—
0.15%	31 to 90 days	Fixed-term, fixed rate	$1,000	5,187	0.56
0.14%	91 to 180 days	Fixed-term, fixed rate	$1,000	7,249	0.78
0.21%	181 to 365 days	Fixed-term, fixed rate	$1,000	37,680	4.07
0.55%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	82,371	8.89
0.93%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	13,522	1.46
1.45%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	150,344	16.23
2.20%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	12,479	1.35
0.44%				$926,384	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2016:

Maturity Period	Amount
(In Thousands)
Three months or less	$17,955
Over three to six months	23,397
Over six to twelve months	34,354
Over twelve months	80,475
Total	$156,181

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2016			2015
(Dollars In Thousands)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

Checking accounts – non interest-bearing	$71,158	7.68%	$3,620	$67,538	7.31%	$8,884
Checking accounts – interest-bearing	237,979	25.69	13,889	224,090	24.25	21,321
Savings accounts	275,310	29.72	20,220	255,090	27.60	15,661
Money market accounts	33,082	3.57	1,410	31,672	3.43	5,547
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	148,867	16.07	(25,138)	174,005	18.83	486
Over one to two years	56,760	6.13	(23,185)	79,945	8.65	(24,097)
Over two to five years	92,348	9.97	602	91,746	9.93	(1,431)
Over five years	10,880	1.17	10,880	—	—	(155)
Total	$926,384	100.00%	$2,298	$924,086	100.00%	$26,216

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2016	2015	2014

Below 1.00%	$146,226	$169,743	$204,788
1.00 to 1.99%	151,240	160,218	120,709
2.00 to 2.99%	9,822	12,667	27,671
3.00 to 3.99%	1,567	3,068	17,725
Total	$308,855	$345,696	$370,893

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2016 differentiated by interest rates and maturity:

(Dollars In Thousands)	One Year or Less	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Four Years	Total

Below 1.00%	$100,501	$39,632	$6,042	$51	$—	$146,226
1.00 to 1.99%	46,268	17,051	32,866	36,494	18,561	151,240
2.00 to 2.99%	2,098	77	1,007	854	5,786	9,822
3.00 to 3.99%	—	—	1,567	—	—	1,567
Total	$148,867	$56,760	$41,482	$37,399	$24,347	$308,855

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2016	2015	2014

Beginning balance	$924,086	$897,870	$923,010

Net (withdrawals) deposits before interest credited	(2,099)	21,455	(30,635)
Interest credited	4,397	4,761	5,495
Net increase (decrease) in deposits	2,298	26,216	(25,140)

Ending balance	$926,384	$924,086	$897,870

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2016 and 2015, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $776.5 million at June 30, 2016 as compared to $767.3 million at June 30, 2015.  In addition, the Bank pledged investment securities totaling $591,000 at June 30, 2016 as compared to $698,000 at June 30, 2015 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2016 and 2015, the Bank had $91.3 million and $91.4 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 2.78% at both dates.  At June 30, 2016, the outstanding borrowings mature between 2017 and 2025 with a weighted average maturity of 69 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2016 and 2015 was $8.0 million and $7.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both dates. For additional information, see Note 8 to the Corporation's audited financial statements included in Item 8 of this Form 10-K. As of June 30, 2016 and 2015, the remaining financing availability was $309.0 million and $324.0 million, respectively, with remaining available collateral of $586.9 million and $587.9 million, respectively. In addition, as of June 30, 2016 and 2015, the Bank had secured a discount window facility of $46.4 million and $12.2 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $49.4 million and $13.0 million, respectively.  The Bank also has a federal funds facility with its correspondent bank for $12.0 million which matures on July 31, 2016. As of June 30, 2016, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the year indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2016	2015	2014

Balance outstanding at the end of period:
FHLB – San Francisco advances	$91,299	$91,367	$41,431

Weighted average rate at the end of period:
FHLB – San Francisco advances	2.78%	2.78%	3.18%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$91,362	$131,384	$81,486

Average short-term borrowings during the period with respect to:(1)
FHLB – San Francisco advances	$—	$6,800	$13,333

Weighted average short-term borrowing rate during the period with respect to:(1)
FHLB – San Francisco advances	—%	0.22%	3.14%

(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $7.8 million with a $321,000 excess investment at June 30, 2016, as compared to the required investment of $8.1 million and no excess investment at June 30, 2015.  During fiscal 2014, the Bank received a partial redemption of the excess FHLB – San Francisco stock of $8.2 million.  Also in fiscal 2016, 2015 and 2014, the Bank received cash dividends on the FHLB – San Francisco stock of $721,000, $796,000 and $793,000, respectively. The cash dividends received on the FHLB - San Francisco stock in fiscal 2015 include a $261,000 special cash dividend.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2016 and 2015.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2016 and 2015, the Bank’s investment in its subsidiaries was $57,000 and $72,000, respectively.

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

The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision, the Bank’s former federal banking regulator, and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the OCC July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB with respect to our compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rulemaking by the federal banking agencies. Their impact on operations cannot yet be fully assessed. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Corporation, the Bank and the financial services industry more generally.

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

All savings institutions must pay assessments to the OCC, to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC annual assessment for the fiscal years ended June 30, 2016, 2015 and 2014 was $275,000, $263,000 and $270,000, respectively.

Federal law provides that federally chartered savings institutions are generally subject to the national bank limit on loans to one borrower.  A federally chartered savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  The Bank’s limit on loans to one borrower or group of related borrowers was $19.4 million and $20.3 million, at June 30, 2016 and 2015, respectively.  At June 30, 2016, the Bank’s largest lending relationship to a single borrower or group of borrowers were three multi-family loans totaling $8.2 million, which were performing according to their original payment terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2016 and 2015, the Bank had $91.3 million and $91.4 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $309.0 million and $324.0 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2016 and 2015, the Bank held $8.1 million of FHLB-San Francisco stock at both dates which was in compliance with this membership requirement.  During fiscal 2016 and 2015, there was no excess capital redemption.  In fiscal 2016, 2015 and 2014, the FHLB – San Francisco distributed $721,000, $796,000 and $793,000 of cash dividends, respectively, to the Bank.  There is no guarantee that the FHLB – San Francisco will maintain its cash dividend and redemption of excess capital stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Deposits are insured up to $250,000 per account owner by the FDIC, backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the savings institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower assessments. Currently, assessment rates (inclusive of possible adjustments) range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must achieve the 1.35% ratio by September 30, 2020 with insured institutions with assets of $10 billion or more funding the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. No predictions can be made as to what assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  This payment is established quarterly and during the Financing Corporation's year ending March 31, 2016 averaged 6.42 basis points (annualized) of assessable assets. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

Qualified Thrift Lender Test.  All savings institutions, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis.  As an alternative, a savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the QTL test is a violation of law that could result in an enforcement action and dividend limitations. As of June 30, 2016, the Bank maintained 94.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.  During fiscal 2016 and 2015, the Bank was in compliance with the QTL tests as of each month end during the stated fiscal years.

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

The Bank is subject to the capital requirements adopted by the OCC, and the Corporation is subject to the same capital requirements adopted by the Federal Reserve Board. These requirements created a required ratio for common equity Tier 1 (“CET1”) capital, increased the leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. Under the capital regulations, the minimum capital ratios applicable to the Bank for calendar 2016 are: (i) a CETI capital ratio of 5.125%; (ii) a Tier 1 capital ratio of 6.625%; (iii) a total capital ratio of 8.625%; and (iv) a Tier 1 leverage ratio of 4% for all institutions.

There are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital subject to a transition period ending December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt, equity securities and interest-only strips, subject to a transition period ending December

31, 2017. Because of our asset size, we were given a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt, equity securities and interest-only strips in our capital calculations. We elected to exercise this option to opt-out in order to reduce the impact of market volatility on our regulatory capital levels.

The requirements also include changes in the risk-weightings of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

As noted above, in addition to the minimum CET1, Tier 1 and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019. Failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders.

Under the current standards, in order to be considered well-capitalized, the Bank must have a CET1 capital ratio of 6.5%, a Tier 1 capital ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a Tier1 leverage ratio of 5% (unchanged). As of June 30, 2016, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Prompt Corrective Action. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OCC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At June 30, 2016, the Bank’s capital ratios met the regulatory capital requirements described above and the additional requirements imposed by the OCC to be considered as "well capitalized."

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) generally prohibits the Corporation from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors, if the lending is in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

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

Savings and Loan Holding Company Regulations

General.  As a unitary savings and loan holding company, the Corporation is subject to the regulatory oversight of the Federal Reserve Board.  Accordingly, the Corporation is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board.  In addition, the Federal Reserve Board has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.  In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve Board policies may restrict the Corporation’s ability to pay dividends.

Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. As a result, the Corporation is subject to regulatory capital requirements adopted by the Federal Reserve Board, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Corporation to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see “Federal Regulation of Savings Institutions - Capital Requirements” above.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements capital regulations that were discussed above under “Federal Regulation of Savings Institutions - Capital Requirements." In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Corporation, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2016, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2016, the Bank declared and paid $15.0 million of cash dividends to the Corporation while the Corporation declared and paid $4.0 million of cash dividends to shareholders.

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

Tax Effect from Stock-Based Compensation.  During fiscal 2016, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors. There were 10,000 shares of restricted common stock distributed to employees, 7,500 non-qualified stock options that expired and 74,500 non-qualified stock options exercised as to purchase shares of the Corporation’s common stock during fiscal 2016.  As a result, there was a $169,000 federal tax benefit effect from stock-based compensation in fiscal 2016.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010.  Tax fiscal years 2013 and forward remain subject to federal examination, while the California state tax returns for fiscal years 2012 and forward are subject to examination by state taxing authorities.

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2016 and 2015, the Corporation’s net state tax rate was 7.0% and 7.3%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There was a $53,000 state tax benefit effect from stock-based compensation in fiscal 2016, as described above in the section entitled "Federal Taxation."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  In fiscal 2016, 2015 and 2014, the Corporation paid annual franchise taxes of $180,000 for each year.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	68	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Richard L. Gale	65	—	Senior Vice President
			Provident Bank Mortgage

Donavon P. Ternes	56	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	57	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	50	—	Senior Vice President
			Retail Banking

(1)	As of June 30, 2016.

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

As of June 30, 2016, approximately 79% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California. Adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and previous strains in the financial and housing markets had resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. The Federal Reserve Board has recently increased the federal funds rate by 25 basis points and indicated further increases in the federal funds rate in 2016. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2016, $324.5 million, or 37.9% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values since their high levels in 2006 as a result of the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans. Economic weakness and the associated elevated unemployment rates, may result in relatively high loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in our deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

During the fiscal years ended June 30, 2016 and 2015, we originated $2.00 billion and $2.52 billion, respectively, in single-family residential loans. We historically sell the vast majority of the single-family residential loans we originate and purchase and retain the remaining single-family residential loans as held for investment. As a result of our current focus on managing our asset quality, single-family loans originated and purchased for investment were $41.4 million and $41.6 million during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines. In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan. Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC). Including these low FICO score loans, as of June 30, 2016, our single-family residential borrowers had a weighted average FICO score of 734 at the time of loan origination.

As of June 30, 2016, these non-traditional loans totaled $172.3 million, comprising 53.1% of total single-family residential loans held for investment and 20.4% of total loans held for investment. At that date, interest-only loans totaled $64.6 million, stated income loans totaled $135.1 million, negative amortization loans totaled $3.1 million, more than 30-year amortization loans totaled $12.3 million, and low FICO score loans totaled $9.1 million (the outstanding balances described may overlap more than one category). In the case of interest-only loans, a borrower's monthly payment is subject to change when the loan converts to fully-amortizing status. Of the $64.6 million of interest-only loans, $39.1 million begin to fully amortize within one year and $25.5 million begin to fully amortize after one to three years. Since the borrower's monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion. Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-amortizing status. At June 30, 2016, $842,000 of our interest-only single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan. The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment. At June 30, 2016, $6.5 million of our stated income single-family residential loans were non-performing and $1.4 million were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations. At June 30, 2016, $224,000 of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments from the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation. As of June 30, 2016, the Bank had $3.1 million of single-family loans which permitted negative amortization as compared to $3.2 million of single-family loans at June 30, 2015.

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

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2016, we had $515.1 million or 60.2% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment. In addition, as of June 30, 2016, the Bank had $10.0 million in negative amortization multi-family and commercial real estate mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $10.9 million at June 30, 2015. Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.

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

We reported net income of $7.5 million, $9.8 million and $6.6 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Several factors affecting our business can cause significant variations in our quarterly and annual results of operations. In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans. If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period could decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses. Further, our single-family residential loan portfolio, which comprised 37.9% of our total loan portfolio at June 30, 2016, is concentrated in non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. For additional information, see “Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above. Furthermore, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Lastly, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2016, 2015 and 2014, our non-performing assets (which consist of non-accrual loans and real estate owned (“REO”)) were $13.0 million, $16.3 million and $18.4 million, respectively, or 1.1%, 1.4% and 1.7% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

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

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2016, 2015 and 2014, the Bank repurchased $1.7 million, $1.6 million and $437,000 of single-family loans, respectively. However, many additional repurchase requests were settled during the periods that did not result in the repurchase of the loan itself. Aggregate payments of $470,000, $50,000 and $738,000 were made for loan repurchase settlements in fiscal 2016, 2015 and 2014, respectively. The loan repurchase settlement in fiscal 2016 was due primarily to a global settlement with one of the Bank’s legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor, in exchange for a one-time $400,000 payment.

The CFPB, which was created under the Dodd-Frank Act, has issued a number of final regulations and changes to certain consumer protections under existing laws and continues to issue new rules. These final rules, most of the provisions of which (including the qualified mortgage rule) generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules has increased our overall regulatory compliance costs and may require changes to our underwriting practices with respect to residential mortgage loans. This includes compliance with, The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID) rule, which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. Moreover, these rules may adversely affect the volume of mortgage loans that we originate for sale and may subject us to increased potential liabilities and/or repurchases if we fail to comply with these rules.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term time deposits and other deposits yielding no or a relatively low rate of interest. At June 30, 2016, we had $148.9 million in time deposits that mature within one year and $617.5 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial majority of our single family residential mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

Our assets as of June 30, 2016 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2016, the net deferred tax asset was approximately $5.4 million, a slight decrease from $5.6 million at the prior fiscal year end. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes.

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

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2016 is fully realizable based on our expected future earnings; however, we will not know the impact of the recent ownership change until we complete our fiscal 2016 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2016, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $6.0 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 14 retail banking offices, 13 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula, La Quinta and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns six of the retail banking offices and has eight leased retail banking offices.  The leases expire from 2016 to 2026.  The Bank also leases 14 stand-alone loan production offices, which are located in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Pleasanton, Rancho Cucamonga (2), Riverside (2), Roseville, Santa Barbara and Westlake Village, California.  The leases expire from 2016 to 2019.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Bank's business.

On December 17, 2012, a lawsuit was filed against the Bank claiming damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-exempt, resulting in a failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting penalties and to provide accurate wage statements. The plaintiffs seek unspecified monetary relief. The Bank believes that there are substantial defenses to this lawsuit and has, and will continue to, defend vigorously. As of June 30, 2016, the Bank has a $275,000 litigation reserve in the event the Bank is subjected to an unfavorable litigation result. The litigation reserve was established based upon a settlement offer made by the Bank to the plaintiffs during mediation. On August 12, 2015, the court issued an order denying the plaintiffs' motion for summary judgment and granting the Bank's motion for summary judgment affirming that the plaintiffs were properly classified as exempt employees and denying both federal and California claims. On August 18, 2015, the plaintiffs filed an appeal to the order.

The Bank is not a party to any other pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations and cash flows of the Bank.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years by quarter.  As of June 30, 2016, there were approximately 322 stockholders of record.

	First (Ended September 30)	Second (Ended December 31)	Third (Ended March 31)	Fourth (Ended June 30)

2016 Quarters:
High	$17.20	$19.19	$19.01	$18.50
Low	$15.51	$16.05	$16.73	$16.81

2015 Quarters:
High	$15.35	$15.53	$16.44	$18.44
Low	$14.04	$14.10	$14.91	$15.81

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends paid for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 were $0.12 per share for each quarter.  By comparison, quarterly dividends paid for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were $0.11 per share for each quarter, while $0.12 per share was paid for the quarter ended June 30, 2015.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file a notice and receive the non-objection of the Federal Reserve Board prior to paying any dividends or making any capital distributions to the Corporation.  In fiscal 2016 and 2015, the Bank declared and paid cash dividends of $15.0 million and $25.0 million, respectively, to the Corporation. For additional information, see Item 1, "Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” and Item 1A., “Risk Factors - The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain" in this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2016, the Corporation repurchased 742,267 shares with an average cost of $17.39 per share, of which 348,984 and 393,283 shares were purchased under the April 2015 and October 2015 stock repurchase programs, respectively.  In addition, the Corporation purchased 4,500 shares from employees' stock option exercises and 3,090 shares of distributed restricted common stock in settlement of employees' withholding tax obligations. The April 2015 program, which authorized the repurchase of up to 5% of outstanding shares, or 430,651 shares, was completed in fiscal 2016. The October 2015 program authorizing the repurchase of up to 5% of outstanding shares, or 421,633 shares, has 28,350 shares available for future purchases at June 30, 2016. On May 19, 2016, the Corporation authorized the repurchase of up to 5% of outstanding shares, or 397,000 shares effective upon the completion of the October 2015 stock repurchase plan.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2016 – April 30, 2016	30,689	$17.32	30,689	227,294
May 1, 2016 – May 31, 2016	131,417	$17.94	131,417	95,877
June 1, 2016 – June 30, 2016	67,527	$18.24	67,527	28,350
Total	229,633	$17.95	229,633	28,350

(1)
On May 19, 2016, the Corporation announced a new stock repurchase plan to repurchase up to 5% of outstanding shares or 397,000 shares effective upon completion of the October 2015 stock repurchase plan. The May 2016 Plan will be effective until May 19, 2017.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016
PROV	$100.00	$144.93	$204.37	$192.07	$227.65	$255.90
NASDAQ Stock Index	$100.00	$103.82	$126.68	$158.54	$169.85	$173.81
NASDAQ Bank Index	$100.00	$95.17	$132.93	$157.32	$177.34	$156.57

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

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At June 30, 2016, the Corporation had total assets of $1.17 billion, total deposits of $926.4 million and total stockholders’ equity of $133.5 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 14 retail loan production offices in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Riverside (3), Roseville, Santa Barbara, Victorville and Westlake Village, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 25, 2016, the Corporation declared a quarterly cash dividend of $0.13 per share, reflecting an 8% increase from the $0.12 per share paid on June 7, 2016. The Corporation’s shareholders of record at the close of business on August 15, 2016 received the cash dividend, which was paid on September 5, 2016.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management recognizes that the total balance sheet may decline or stabilize at current levels in response to weaknesses in general economic conditions, which may have the effect of improving capital ratios and mitigating credit and liquidity risk.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at June 30, 2016 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(Dollars In Thousands)	Less than 1 year	1 year to less than 3 years	3 year to 5 years	Over 5 years	Total
Operating obligations	$1,951	$2,225	$667	$1,219	$6,062
Pension benefits	235	470	470	6,774	7,949
Time deposits	150,806	102,288	51,883	11,102	316,079
FHLB – San Francisco advances	2,535	24,656	23,779	54,529	105,499
FHLB – San Francisco letter of credit	8,000	—	—	—	8,000
FHLB – San Francisco MPF credit enhancement(1)	31	62	62	2,303	2,458
Total	$163,558	$129,701	$76,861	$75,927	$446,047

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance program.  As of June 30, 2016, the Bank serviced $20.4 million of loans under this program.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to investors, TBA MBS trades and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2016 and 2015, these commitments were $191.7 million and $144.3 million, respectively.

Comparison of Financial Condition at June 30, 2016 and 2015

Total assets decreased slightly to $1.17 billion at June 30, 2016 from the total assets at June 30, 2015.  The decreases in loans held for sale and cash and cash equivalents were partly offset by increases in investment securities held to maturity and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $30.2 million, or 37%, to $51.2 million at June 30, 2016 from $81.4 million at June 30, 2015.  The decrease was primarily attributable to the utilization of excess liquidity to fund investment securities and loans held for investment.  The relatively high balance of cash and cash equivalents at June 30, 2016 was due to the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) increased $36.5 million, or 243%, to $51.5 million at June 30, 2016 from $15.0 million at June 30, 2015.  The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment increased $25.8 million, or 3%, to $840.0 million at June 30, 2016 from $814.2 million at June 30, 2015.  In fiscal 2016, the Corporation originated $170.2 million of loans held for investment, consisting primarily of multi-family, single-family and commercial real estate loans, compared to $158.5 million, consisting primarily of multi-family, single-family and commercial real estate loans, for the same period last year.  In addition, the Corporation purchased $45.9 million of loans to be held for investment (primarily in multi-family loans) in fiscal 2016, compared to $16.6 million of purchased loans to be held for investment (primarily in multi-family loans) in fiscal 2015. Total loan principal payments in fiscal 2016 were $187.0 million, a 39% increase from $134.2 million in fiscal 2015.  In addition, real estate owned acquired in the settlement of loans in fiscal 2016 was $6.3 million, a 110% increase from $3.0 million in fiscal 2015.  The balance of preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds ) increased 15% to $519.2 million at June 30, 2016 from $453.4 million at June 30, 2015, and represented 61% and 55% of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $41.5 million, or 11%, to $324.5 million at June 30, 2016, from $366.0 million at June 30, 2015.

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2016 and 2015, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2016

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$100,148	31%	$167,574	51%	$55,277	17%	$1,498	1%	$324,497	100%
Multi-family	77,075	18%	245,301	59%	90,409	22%	2,842	1%	415,627	100%
Commercial real estate	34,162	34%	40,066	40%	25,300	26%	—	—%	99,528	100%
Construction	1,457	10%	10,514	72%	2,682	18%	—	—%	14,653	100%
Other	260	78%	72	22%	—	—%	—	—%	332	100%
Total	$213,102	25%	$463,527	54%	$173,668	20%	$4,340	1%	$854,637	100%

(1)	Other than the Inland Empire.

As of June 30, 2015

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$108,490	30%	$194,321	53%	$60,586	16%	$2,564	1%	$365,961	100%
Multi-family	72,758	21%	181,130	52%	90,214	26%	2,918	1%	347,020	100%
Commercial real estate	41,991	42%	42,856	42%	16,050	16%	—	—%	100,897	100%
Construction	1,095	13%	5,320	65%	1,776	22%	—	—%	8,191	100%
Total	$224,334	27%	$423,627	52%	$168,626	20%	$5,482	1%	$822,069	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $35.2 million, or 16%, to $189.5 million at June 30, 2016 from $224.7 million at June 30, 2015.  The decrease was primarily due to a lower volume of loans originated for sale and the timing difference between loan fundings and loan sale settlements. The lower volume of loans originated for sale was due primarily to lower refinance activity during fiscal 2016. Refinance activity in fiscal 2016 was $919.1 million, down $489.9 million or 35% from $1.41 billion in fiscal 2015.

Total deposits increased slightly to $926.4 million at June 30, 2016 from $924.1 million at June 30, 2015.  Transaction accounts increased $39.1 million, or 7%, to $617.5 million at June 30, 2016 from $578.4 million at June 30, 2015; while time deposits decreased $36.8 million, or 11%, to $308.9 million at June 30, 2016 from $345.7 million at June 30, 2015.  The increase in transaction accounts and the decrease in time deposits was primarily attributable to the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased slightly to $91.3 million at June 30, 2016 from $91.4 million at June 30, 2015, due to the principal payments of the two amortizing advances.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 69 months at June 30, 2016, down from 81 months at June 30, 2015.

Total stockholders’ equity decreased $7.6 million, or 5%, to $133.5 million at June 30, 2016, from $141.1 million at June 30, 2015, primarily as a result of stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid, partly offset by net income in fiscal 2016.

Comparison of Operating Results for the Years Ended June 30, 2016 and 2015

General. The Corporation recorded net income of $7.5 million, or $0.88 per diluted share, for the fiscal year ended June 30, 2016, as compared to net income of $9.8 million, or $1.07 per diluted share, for the fiscal year ended June 30, 2015. The $2.3 million decrease in net income in fiscal 2016 was primarily attributable to a $3.3 million decrease in non-interest income, partly offset by a $1.9 million decrease in the provision for income taxes. The decrease in non-interest income was primarily attributable to a decrease in mortgage banking loan production. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 84% in fiscal 2016 from 79% in fiscal 2015. Return on average assets in fiscal 2016 decreased to 0.64% from 0.87% in fiscal 2015 and return on average stockholders' equity in fiscal 2016 decreased to 5.43% from 6.81% in fiscal 2015.

Net Interest Income. Net interest income decreased $946,000, or 3%, to $32.3 million in fiscal 2016 from $33.3 million in fiscal 2015. This decrease resulted principally from a decrease in the net interest margin, partly offset by an increase in the average balance of earning assets. The net interest margin decreased 18 basis points to 2.85% in fiscal 2016 from 3.03% in fiscal 2015. The average balance of earning assets increased $36.7 million, or 3%, to $1.13 billion in fiscal 2016 from $1.10 billion in fiscal 2015.

Interest Income. Interest income decreased $392,000, or 1%, to $39.3 million for fiscal 2016 from $39.7 million for fiscal 2015. The decrease in interest income was primarily a result of a decrease in the average yield of earning assets, partly offset by an increase in the average balance. The average yield on earning assets decreased 15 basis points to 3.47% in fiscal 2016 from 3.62% in fiscal 2015. The decrease in the average yield on earning assets was primarily the result of the increase in excess liquidity yielding a nominal interest rate, resulting from the decline in loans receivable, partly offset by the increase in investment securities.

Interest income on loans receivable decreased $679,000, or 2%, to $37.7 million in fiscal 2016 from $38.3 million in fiscal 2015. This decrease was attributable to a lower average loan balance. The average balance of loans receivable, consisting of loans held for investment and loans held for sale, decreased $15.6 million, or 2%, to $949.4 million during fiscal 2016 from $965.0 million during fiscal 2015. The average loan yield, including loans held for sale, during fiscal 2016 remained unchanged at 3.97% as compared to fiscal 2015. The average balance of loans held for sale decreased $25.3 million, or 15%, to $142.9 million for fiscal 2016 from $168.2 million in fiscal 2015 and the average yield on loans held for sale decreased one basis point to 3.76% in fiscal 2016 from 3.77% in fiscal 2015.

Interest income from investment securities increased $71,000, or 25%, to $358,000 in fiscal 2016 from $287,000 in fiscal 2015. This increase was primarily a result of an increase in the average balance, partly offset by a decrease in the average yield. The average balance of investment securities increased $8.7 million, or 54%, to $24.9 million in fiscal 2016 from $16.2 million in fiscal 2015 as a result of new purchases of investment securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities decreased 33 basis points to 1.44% during fiscal 2016 from 1.77% during fiscal 2015. The decrease in the average yield of investment securities was primarily attributable to the purchase of new investment securities with a lower average yield than the existing portfolio. During fiscal 2016, the Bank purchased $41.7 million with an average yield of 1.43% and did not sell any investment securities.

During fiscal 2016, the Bank received $721,000 of cash dividends from its FHLB - San Francisco stock, down $75,000 from the $796,000 of cash dividends received in fiscal 2015. The decrease in cash dividends was due primarily to a $261,000 special cash dividend in fiscal 2015 which was not replicated in fiscal 2016, partly offset by a higher average stock balance. The average balance of FHLB stock increased by $800,000, or 11%, to $8.1 million in fiscal 2016 from $7.3 million in fiscal 2015. The average yield decreased by 200 basis points to 8.91% in fiscal 2016 from 10.91% in fiscal 2015.

Interest income from interest-earning deposits increased $291,000, or 105%, to $567,000 in fiscal 2016 from $276,000 in fiscal 2015, due to a higher average cash balance deposited at the Federal Reserve Bank of San Francisco earning a nominal yield of 37 basis points and 25 basis points, respectively. The average balance of interest-earning deposits increased by $42.9 million, or 39%, to $151.9 million in fiscal 2016 from $109.0 million in fiscal 2015, due to temporarily investing excess cash from ongoing business activities in short-term, highly liquid instruments as part of the Corporation’s interest rate risk management strategy. The increase in the nominal yield was the result of the 25 basis point increase in the federal funds target rate from 25 basis points to 50 basis points beginning on December 17, 2015.

Interest Expense. Total interest expense for fiscal 2016 was $7.0 million as compared to $6.4 million for fiscal 2015, an increase of $554,000, or 9%. This increase was primarily attributable to an increase in the average balance of borrowings, partly offset by a lower average balance of time deposits. The average balance of interest-bearing liabilities, principally deposits and borrowings, increased 5% to $1.01 billion during fiscal 2016 as compared to $971.1 million during fiscal 2015. The increase of the average balance was attributable to both, deposits, primarily transaction accounts, and borrowings. The average cost of interest-bearing liabilities was 0.69% during fiscal 2016, up three basis points from 0.66% during fiscal 2015. The increase in the average cost of liabilities was primarily due to a higher average cost of borrowings, partly offset by a lower average cost of deposits.

Interest expense on deposits for fiscal 2016 was $4.4 million as compared to $4.8 million for the same period of fiscal 2015, a decrease of $364,000, or 8%. The decrease in interest expense on deposits was primarily attributable to a lower average balance and a lower average cost of time deposits. The average cost of deposits decreased four basis points to 0.48% in fiscal 2016 from 0.52% during fiscal 2015. The average cost of time deposits in fiscal 2016 was 1.01%, down two basis points, from 1.03% in fiscal 2015. The average cost of transaction accounts in fiscal 2016 declined by one basis point to 0.18% from 0.19% in fiscal 2015. The average balance of deposits increased $13.5 million to $923.6 million during fiscal 2016 from $910.1 million during fiscal 2015. The decrease in the average cost of deposits was primarily attributable to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with current relatively low market interest rates. The average balance of time deposits decreased by $33.9 million, or 9%, to $325.1 million in fiscal 2016 from $359.0 million in fiscal 2015. The decrease in the average balance of time deposits was offset by an increase in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts increased $47.4 million, or 9%, to $598.5 million in fiscal 2016 from $551.1 million in fiscal 2015. The average balance of transaction accounts to total deposits in the fiscal 2016 was 65 percent, compared to 61 percent in fiscal 2015

Interest expense on borrowings, solely FHLB - San Francisco advances, for fiscal 2016 increased $918,000, or 55%, to $2.6 million from $1.7 million for fiscal 2015. The increase in interest expense on borrowings was due primarily to a higher average balance and, to a lesser extent, a higher average cost. The average balance of borrowings increased $30.2 million, or 49%, to $91.3 million during fiscal 2016 from $61.1 million during fiscal 2015, resulting from $50.0 million of advances taken during the first half of calendar 2015. The average cost of borrowings increased to 2.82% in fiscal 2016 from 2.72% in fiscal 2015, an increase of 10 basis points, resulting primarily from the maturities of overnight borrowings during fiscal 2015 with much lower interest rates.

Provision (Recovery) for Loan Losses. During fiscal 2016, the Corporation recorded a recovery from the allowance for loan losses of $1.7 million, as compared to a $1.4 million recovery from the allowance for loan losses during fiscal 2015. Although the total loans held for investment increased 3% to $840.0 million at June 30, 2016 from $814.2 million at June 30, 2015, the allowance for loan losses was virtually unchanged at $8.7 million at June 30, 2016 as compared to June 30, 2015, reflecting the improved loan credit quality, as described below.

Non-performing assets (net of the collectively evaluated allowance and individually evaluated allowance), with underlying collateral primarily located in Southern California, decreased to $13.0 million, or 1.11% of total assets, at June 30, 2016, compared to $16.3 million, or 1.39% of total assets, at June 30, 2015. The non-performing assets at June 30, 2016 were primarily comprised of 35 single-family loans ($9.5 million); two multi-family loans ($709,000); one commercial business loan ($76,000); one consumer loan (fully reserved); and real estate owned comprised of four single-family properties ($2.7 million) acquired in the settlement of loans. As of June 30, 2016, 59%, or $6.1 million of non-performing loans have a current payment status. Net recoveries in fiscal 2016 were $1.7 million or 0.17% of average loans receivable, compared to net recoveries of $367,000 or 0.04% of average loans receivable in fiscal 2015.

Classified assets at June 30, 2016 were $21.9 million, comprised of $8.9 million in the special mention category, $10.3 million in the substandard category and $2.7 million in real estate owned. Classified assets at June 30, 2015 were $31.1 million, comprised of $8.2 million in the special mention category, $20.5 million in the substandard category and $2.4 million in real estate owned. Classified assets decreased at June 30, 2016 from the June 30, 2015 level primarily as a result of improvements in credit quality and stabilization of real estate markets. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

There were no loans that were modified from their original terms in fiscal 2016 and 2015. As of June 30, 2016, the outstanding balance of restructured loans was $4.6 million: three loans were classified as special mention and remained on accrual status ($1.3 million); and 10 loans were classified as substandard ($3.3 million, all on non-accrual status). As of June 30, 2016, 41%, or $1.9 million of the restructured loans have a current payment status, consistent with their modified payment terms.

The allowance for loan losses was $8.7 million at June 30, 2016, or 1.02% of gross loans held for investment, compared to $8.7 million, or 1.06% of gross loans held for investment at June 30, 2015. The allowance for loan losses at June 30, 2016 includes $20,000 of individually evaluated allowances, compared to $98,000 of individually evaluated allowances at June 30, 2015. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2016. For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

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

Non-Interest Income. Total non-interest income decreased $3.3 million, or 8%, to $37.1 million in fiscal 2016 from $40.4 million in fiscal 2015. The decrease was primarily attributable to a decrease in the gain on sale of loans.

The gain on sale of loans decreased $2.7 million, or 8%, to $31.5 million for fiscal 2016 from $34.2 million in fiscal 2015. The decrease was a result of a lower volume of loans originated for sale, partly offset by a higher average loan sale margin. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $2.01 billion in fiscal 2016 as compared to $2.49 billion in fiscal 2015, down $478.7 million or 19%. The decrease in the loan sale volume in fiscal 2016 was attributable to a decrease in refinance activity as compared to fiscal 2015. The average loan sale margin for PBM during fiscal 2016 was 1.57% as compared to 1.37% in fiscal 2015, an increase of 20 basis points. The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net gain of $742,000 in fiscal 2016, as compared to an unfavorable fair-value adjustment that amounted to a net loss of $186,000 in fiscal 2015. The gain on sale of loans in fiscal 2016 also includes a $155,000 provision for recourse reserves on loans sold that are subject to repurchase, compared to an $86,000 recourse reserve recovery on loans sold in fiscal 2015.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net loss of $95,000 in fiscal 2016, as compared to a net gain of $282,000 in fiscal 2015. The net loss in fiscal 2016 was comprised of the net operating expenses of $207,000, partly offset by a $60,000 recovery from the losses on real estate owned and a $52,000 net gain on the sale of 10 real estate owned properties. The net gain in fiscal 2015 was comprised of a $468,000 net gain on the sale of 10 real estate owned properties and a $10,000 recovery from the losses on real estate owned, partly offset by the net operating expenses of $196,000.

Non-Interest Expense. Total non-interest expense in fiscal 2016 was $58.3 million, an increase of $290,000 as compared to $58.0 million in fiscal 2015. The increase in non-interest expense was primarily the result of an increase in salaries and employee benefits, partly offset by decreases in equipment expense, sales and marketing expenses and other operating expenses related to the decline in mortgage banking operations, resulting in lower variable expenses.

Salaries and employee benefits increased $991,000, or 2%, to $42.6 million in fiscal 2016 from $41.6 million in fiscal 2015. The increase in salaries and employee benefits was primarily due to higher PBM salaries and employee benefits, partly offset by lower incentive compensation costs. Total PBM loan originations and purchases decreased $518.1 million, or 21%, to $2.00 billion in fiscal 2016 from $2.52 billion in fiscal 2015. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salaries and employee benefits.

Equipment expenses, sales and marketing expenses and other operating expenses decreased $635,000, or 7%, to $7.9 million in fiscal 2016 from $8.5 million in fiscal 2015, attributable primarily to the decline in loan volume at PBM.

Income Taxes. The provision for income taxes was $5.4 million for fiscal 2016, representing an effective tax rate of 41.8%, as compared to $7.3 million in fiscal 2015, representing an effective tax rate of 42.6%. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

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

Interest income on loans receivable increased $1.9 million, or 5%, to $38.3 million in fiscal 2015 from $36.4 million in fiscal 2014. This increase was attributable to a higher average loan balance, partly offset by a lower average loan yield. The average balance of loans receivable, consisting of loans held for investment and loans held for sale, increased $90.1 million, or 10%, to $965.0 million during fiscal 2015 from $874.9 million during fiscal 2014. The average loan yield, including loans held for sale, during fiscal 2015 decreased 19 basis points to 3.97% from 4.16% during fiscal 2014. The decrease in the average loan yield was primarily attributable to payoffs of loans which had a higher yield than the average yield of loans held for investment and adjustable-rate loans repricing to lower interest rates. The average balance of loans held for sale increased $50.4 million, or 43%, to $168.2 million for fiscal 2015 from $117.8 million in fiscal 2014 while the average yield on loans held for sale decreased 39 basis points to 3.77% in fiscal 2015 from 4.16% in fiscal 2014.

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

Provision (Recovery) for Loan Losses. During fiscal 2015, the Corporation recorded a recovery from the allowance for loan losses of $1.4 million, as compared to a $3.4 million recovery from the allowance for loan losses during fiscal 2014. The allowance for loan losses declined to $8.7 million at June 30, 2015 from $9.7 million at June 30, 2014, which reflected the improving credit quality of loans held for investment as described below.

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

The sale and operations of real estate owned acquired in the settlement of loans reflected a net gain of $282,000 in fiscal 2015, as compared to a net gain of $18,000 in fiscal 2014. The net gain in fiscal 2015 was comprised of a $468,000 net gain on the sale of 10 real estate owned properties and a $10,000 recovery from the losses on real estate owned, partly offset by the net operating expenses of $196,000. The net gain in fiscal 2014 was comprised of a $288,000 net gain on the sale of 15 real estate owned properties and a $25,000 recovery from the losses on real estate owned, partly offset by the net operating expenses of $295,000.

Non-Interest Expense. Total non-interest expense in fiscal 2015 was $58.0 million, an increase of $3.8 million, or 7%, as compared to $54.2 million in fiscal 2014. The increase in non-interest expense was primarily the result of increases in incentive compensation and other operating expenses related to the improvement in mortgage banking operations resulting in higher variable expenses.

Salaries and employee benefits expense increased $3.6 million, or 9%, to $41.6 million in fiscal 2015 from $38.0 million in fiscal 2014. The increase in salaries and employee benefits was primarily due to higher PBM incentive compensation resulting primarily from higher loan originations in fiscal 2015. PBM loan originations were $2.52 billion in fiscal 2015 as compared to $1.99 billion in fiscal 2014, up $524.6 million, or 26%. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salaries and employee benefits.

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

	Year Ended June 30,
	2016			2015			2014
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net(1)	$949,412	$37,658	3.97%	$965,035	$38,337	3.97%	$874,941	$36,424	4.16%
Investment securities	24,895	358	1.44%	16,227	287	1.77%	17,923	339	1.89%
FHLB – San Francisco stock	8,094	721	8.91%	7,294	796	10.91%	11,228	793	7.06%
Interest-earning deposits	151,867	567	0.37%	108,971	276	0.25%	198,682	503	0.25%

Total interest-earning assets	1,134,268	39,304	3.47%	1,097,527	39,696	3.62%	1,102,774	38,059	3.45%

Non interest-earning assets	35,009			35,570			37,874

Total assets	$1,169,277			$1,133,097			$1,140,648

Interest-bearing liabilities:
Checking and money market accounts(2)	$334,814	450	0.13%	$304,668	419	0.14%	$290,485	385	0.13%
Savings accounts	263,678	657	0.25%	246,401	641	0.26%	236,937	606	0.26%
Time deposits	325,149	3,290	1.01%	358,990	3,701	1.03%	386,753	4,504	1.16%

Total deposits	923,641	4,397	0.48%	910,059	4,761	0.52%	914,175	5,495	0.60%

Borrowings	91,331	2,578	2.82%	61,074	1,660	2.72%	57,131	1,841	3.22%

Total interest-bearing liabilities	1,014,972	6,975	0.69%	971,133	6,421	0.66%	971,306	7,336	0.76%

Non interest-bearing liabilities	16,604			17,986			16,189

Total liabilities	1,031,576			989,119			987,495

Stockholders’ equity	137,701			143,978			153,153
Total liabilities and stockholders’ equity	$1,169,277			$1,133,097			$1,140,648

Net interest income		$32,329			$33,275			$30,723

Interest rate spread(3)			2.78%			2.96%			2.69%
Net interest margin(4)			2.85%			3.03%			2.79%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.75%			113.02%			113.54%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $598, $468 and $559 for the years ended June 30, 2016, 2015 and 2014, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $66.4 million, $59.5 million and $57.0 million in fiscal 2016, 2015 and 2014, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Variance

The following tables set forth the effects of changing rates and volumes on interest income and expense of the Corporation for the period presented. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume. Please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under "Comparison of Operating Results for the Years Ended June 30, 2016 and 2015" of this Form 10-K.

	Year Ended June 30, 2016 Compared To Year Ended June 30, 2015 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$—	$(679)	$—	$(679)
Investment securities	(53)	153	(29)	71
FHLB – San Francisco stock	(146)	87	(16)	(75)
Interest-earning deposits	133	107	51	291
Total net change in income on interest-earning assets	(66)	(332)	6	(392)

Interest-bearing liabilities:
Checking and money market accounts	(8)	42	(3)	31
Savings accounts	(27)	45	(2)	16
Time deposits	(68)	(350)	7	(411)
Borrowings	63	825	30	918
Total net change in expense on interest-bearing liabilities	(40)	562	32	554
Net (decrease) increase in net interest income	$(26)	$(894)	$(26)	$(946)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Year Ended June 30, 2015 Compared To Year Ended June 30, 2014 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$(1,664)	$3,748	$(171)	$1,913
Investment securities	(22)	(32)	2	(52)
FHLB – San Francisco stock	432	(278)	(151)	3
Interest-earning deposits	—	(227)	—	(227)
Total net change in income on interest-earning assets	(1,254)	3,211	(320)	1,637

Interest-bearing liabilities:
Checking and money market accounts	15	18	1	34
Savings accounts	—	35	—	35
Time deposits	(517)	(322)	36	(803)
Borrowings	(288)	127	(20)	(181)
Total net change in expense on interest-bearing liabilities	(790)	(142)	17	(915)
Net (decrease) increase in net interest income	$(464)	$3,353	$(337)	$2,552

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

The primary investing activity of the Bank has been the origination and purchase of loans held for investment and loans held for sale. During the fiscal years ended June 30, 2016, 2015 and 2014, the Bank originated loans in the amounts of $2.13 billion, $2.64 billion and $2.13 billion, respectively, the vast majority of which were sold, as noted below. In addition, the Bank purchased loans for investment from other financial institutions in fiscal 2016, 2015 and 2014 in the amounts of $45.9 million, $16.6 million and $707,000, respectively. Total loans sold in fiscal 2016, 2015 and 2014 were $1.99 billion, $2.41 billion and $2.00 billion, respectively. At June 30, 2016, 2015 and 2014, the Bank had loan origination commitments totaling $191.7 million, $144.3 million and $134.8 million, respectively, with undisbursed loan funds of $11.3 million, $3.4 million and $1.1 million, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2016, 2015 and 2014, the net increase (decrease) in deposits was $2.3 million, $26.2 million and $(25.1) million, respectively. On June 30, 2016, time deposits that are scheduled to mature in one year or less were $148.9 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2016, total cash and cash equivalents were $51.2 million, or 4.4% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2016, the remaining financing availability at FHLB - San Francisco was $309.0 million and the remaining unused collateral was $586.9 million. In addition, the Bank has secured a $46.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $49.4 million. The Bank also has a federal funds facility with its correspondent bank for $12.0 million which matures on July 31, 2016. As of June 30, 2016, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank.

The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2016 decreased to 31.2% from 34.5% during the same quarter ended June 30, 2015. The decrease in the liquidity ratio was due primarily to the decline in average qualifying liquid assets which were more than the decline in average deposits and borrowings during the quarter ended June 30, 2016 in comparison to the quarter ended June 30, 2015. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco.

The Bank, as a federally-chartered, federally insured savings bank, is subject to the capital requirements established by the OCC. Under the OCC's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. In addition, Provident Financial Holdings, Inc., as a savings and loan holding company registered with the FRB, is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements.

At June 30, 2016, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.50% for Common Equity Tier 1 ("CET1") Capital, 8.0% for Tier 1 Capital and 10.0% for Total Capital and are required to be deemed “well capitalized.” As of June 30, 2016, the Bank exceeded the well capitalized requirements with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 10.3%, 16.2%, 16.2% and 17.4%, respectively; and the Holding Company also exceeded the well capitalized requirements with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 11.4%, 17.9%, 17.9% and 19.1%, respectively.

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

The following table sets forth as of June 30, 2016 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$238,801	$77,286	$1,271,618	18.78%	+550 bp
+300 bp	$225,329	$63,814	$1,263,825	17.83%	+455 bp
+200 bp	$207,525	$46,010	$1,251,019	16.59%	+331 bp
+100 bp	$184,126	$22,611	$1,234,666	14.91%	+163 bp
- bp	$161,515	$—	$1,215,860	13.28%	- bp
-100 bp	$139,523	$(21,992)	$1,203,934	11.59%	-169 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2016 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2016 and 2015:

	At June 30, 2016	At June 30, 2015
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.28%	13.60%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.59%	12.05%
Sensitivity Measure: Change in NPV Ratio	-169 bp	-155 bp

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at June 30, 2016 and 2015:

At June 30, 2016		At June 30, 2015
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	(5.20)%	+400 bp	(0.56)%
+300 bp	4.00%	+300 bp	6.11%
+200 bp	2.05%	+200 bp	3.74%
+100 bp	(1.48)%	+100 bp	0.20%
-100 bp	(16.10)%	-100 bp	(18.57)%

At June 30, 2016, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period, except under the +100 basis point and +400 basis point scenario.  Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors (+100 basis point scenario). Additionally, due to a significant number of adjustable-rate loans in the loan portfolio with periodic and lifetime caps above which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a significant rising interest rate environment (+400 basis point scenario). At June 30, 2015, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period, except under the +400 basis point scenario. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2016 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Corporation's internal control over financial reporting was effective as of June 30, 2016.

The effectiveness of internal control over financial reporting as of June 30, 2016, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on the Corporation's internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2016. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: September 12, 2016
/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
                            Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Corporation's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Bank Equity Capital on schedule RI-A. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2016 of the Corporation and our report dated September 12, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 12, 2016

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2016:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	62,500	$21.95		—
2006 Equity Incentive Plan:
Stock Options	252,500	$20.88		3,500
Restricted Stock	17,500	N/A		350
2010 Equity Incentive Plan:
Stock Options	455,500	$10.79		3,250
Restricted Stock	146,500	N/A		2,500
2013 Equity Incentive Plan:
Stock Options	170,000	$14.59		130,000
Restricted Stock	26,000	N/A		274,000

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	1,130,500	$14.93	(1)	413,600

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

13	2015 Annual Report to Stockholders

14.0	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

(*)
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

Date: September 12, 2016	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 12, 2016
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 12, 2016
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 12, 2016
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 12, 2016
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 12, 2016
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 12, 2016
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	September 12, 2016
Roy H. Taylor

/s/ William E. Thomas	Director	September 12, 2016
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements
______________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm
______________________________________________________________________________________________________

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2016, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 12, 2016

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
______________________________________________________________________________________________________

(In Thousands, Except Share Information)	June 30, 2016	June 30, 2015
Assets
Cash and cash equivalents	$51,206	$81,403
Investment securities - held to maturity, at cost	39,979	800
Investment securities – available for sale, at fair value	11,543	14,161
Loans held for investment, net of allowance for loan losses of $8,670 and $8,724, respectively; includes $5,159 and $4,518 of loans held at fair value, respectively)	840,022	814,234
Loans held for sale, at fair value	189,458	224,715
Accrued interest receivable	2,781	2,839
Real estate owned, net	2,706	2,398
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,094	8,094
Premises and equipment, net	6,043	5,417
Prepaid expenses and other assets	19,549	20,494

Total assets	$1,171,381	$1,174,555

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$71,158	$67,538
Interest-bearing deposits	855,226	856,548
Total deposits	926,384	924,086

Borrowings	91,299	91,367
Accounts payable, accrued interest and other liabilities	20,247	17,965
Total liabilities	1,037,930	1,033,418

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value (40,000,000 shares authorized; 17,847,365 and 17,766,865 shares issued; 7,975,250 and 8,634,607 shares outstanding, respectively)	178	177
Additional paid-in capital	90,802	88,893
Retained earnings	191,666	188,206
Treasury stock at cost (9,872,115 and 9,132,258 shares, respectively)	(149,508)	(136,470)
Accumulated other comprehensive income, net of tax	313	331

Total stockholders’ equity	133,451	141,137

Total liabilities and stockholders’ equity	$1,171,381	$1,174,555

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2016	2015	2014
Interest income:
Loans receivable, net	$37,658	$38,337	$36,424
Investment securities	358	287	339
FHLB – San Francisco stock	721	796	793
Interest-earning deposits	567	276	503
Total interest income	39,304	39,696	38,059

Interest expense:
Deposits	4,397	4,761	5,495
Borrowings	2,578	1,660	1,841
Total interest expense	6,975	6,421	7,336

Net interest income	32,329	33,275	30,723
Recovery from the allowance for loan losses	(1,715)	(1,387)	(3,380)
Net interest income, after recovery from the allowance for loan losses	34,044	34,662	34,103

Non-interest income:
Loan servicing and other fees	1,068	1,085	1,077
Gain on sale of loans, net	31,521	34,210	25,799
Deposit account fees	2,319	2,412	2,469
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(95)	282	18
Card and processing fees	1,448	1,406	1,370
Other	800	992	942
Total non-interest income	37,061	40,387	31,675

Non-interest expense:
Salaries and employee benefits	42,609	41,618	38,044
Premises and occupancy	4,646	4,666	4,468
Equipment expense	1,503	1,720	1,830
Professional expense	2,089	2,179	1,832
Sales and marketing expense	1,331	1,643	1,761
Deposit insurance premium and regulatory assessments	1,018	974	945
Other	5,063	5,169	5,288
Total non-interest expense	58,259	57,969	54,168

Income before income taxes	12,846	17,080	11,610
Provision for income taxes	5,372	7,277	5,004
Net income	$7,474	$9,803	$6,606

Basic earnings per share	$0.90	$1.09	$0.67
Diluted earnings per share	$0.88	$1.07	$0.65
Cash dividends per share	$0.48	$0.45	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2016	2015	2014
Net income	$7,474	$9,803	$6,606

Change in unrealized holding losses on securities available for sale and interest-only strips	(134)	(95)	(290)
Reclassification of losses to net income	103	—	—
Other comprehensive loss, before income tax benefit	(31)	(95)	(290)
Income tax benefit	13	40	122
Other comprehensive loss	(18)	(55)	(168)
Total comprehensive income	$7,456	$9,748	$6,438

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
______________________________________________________________________________________________________

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss), Net of Tax
(In Thousands, Except Share Information)	Shares	Amount					Total
Balance at June 30, 2013	10,386,399	$177	$87,742	$179,816	$(108,315)	$554	$159,974

Net income				6,606			6,606
Other comprehensive loss						(168)	(168)
Purchase of treasury stock	(1,126,630)				(17,182)		(17,182)
Forfeiture of restricted stock			51		(51)		—
Distribution of restricted stock							—
Amortization of restricted stock			209				209
Exercise of stock options	52,500	—	385				385
Award of restricted stock			(130)		130		—
Stock options expense			317				317
Tax effect from stock-based compensation			(315)				(315)
Cash dividends(2)				(3,964)			(3,964)
Balance at June 30, 2014	9,312,269	177	88,259	182,458	(125,418)	386	145,862

Net income				9,803			9,803
Other comprehensive loss						(55)	(55)
Purchase of treasury stock (1)	(795,162)				(12,680)		(12,680)
Forfeiture of restricted stock			13		(13)		—
Distribution of restricted stock	65,000						—
Amortization of restricted stock			684				684
Award of restricted stock			(1,641)		1,641		—
Exercise of stock options	52,500	—	380				380
Stock options expense			801				801
Tax effect from stock-based compensation			397				397
Cash dividends(2)				(4,055)			(4,055)
Balance at June 30, 2015	8,634,607	177	88,893	188,206	(136,470)	331	141,137

Net income				7,474			7,474
Other comprehensive loss						(18)	(18)
Purchase of treasury stock (1)	(749,857)				(13,038)		(13,038)
Distribution of restricted stock	10,000						—
Amortization of restricted stock			578				578
Exercise of stock options	80,500	1	589				590
Stock options expense			520				520
Tax effect from stock-based compensation			222				222
Cash dividends(2)				(4,014)			(4,014)
Balance at June 30, 2016	7,975,250	$178	$90,802	$191,666	$(149,508)	$313	$133,451

(1)
Includes the repurchase of 4,500 shares from employees' stock option exercises in fiscal 2016 and the repurchase of 3,090 shares and 10,256 shares of distributed restricted stock in settlement of employees' withholding tax obligations in fiscal 2016 and 2015, respectively.

(2)	Cash dividends of $0.48 per share, $0.45 per share and $0.40 per share were paid in fiscal 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$7,474	$9,803	$6,606
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,909	1,857	1,658
Recovery from the allowance for loan losses	(1,715)	(1,387)	(3,380)
Recovery of losses on real estate owned	(60)	(10)	(25)
Gain on sale of loans, net	(31,521)	(34,210)	(25,799)
Gain on sale of real estate owned, net	(52)	(468)	(288)
Stock-based compensation	1,098	1,485	526
Provision (benefit) for deferred income taxes	217	35	(1,041)
Tax effect from stock-based compensation	(222)	(397)	315
(Decrease) increase in accounts payable, accrued interest and other liabilities	(476)	203	(2,110)
Decrease in prepaid expenses and other assets	137	966	149
Loans originated for sale	(1,962,869)	(2,480,715)	(1,967,622)
Proceeds from sale of loans	2,033,815	2,445,063	2,039,528
Net cash provided by (used for) operating activities	47,735	(57,775)	48,517

Cash flows from investing activities:
Increase in loans held for investment, net	(32,123)	(43,702)	(25,911)
Purchase of investment securities held to maturity	(41,683)	(200)	(800)
Maturity of investment securities held to maturity	—	200	—
Purchase of investment securities held for sale	—	(250)	—
Principal payments from investment securities	4,828	2,338	2,910
Purchase of FHLB – San Francisco stock	—	(1,038)	—
Redemption of FHLB – San Francisco stock	—	—	8,217
Proceeds from sale of real estate owned	6,573	3,075	4,156
Purchase of premises and equipment	(1,517)	(376)	(715)
Net cash used for investing activities	(63,922)	(39,953)	(12,143)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2016	2015	2014
Cash flows from financing activities:
Increase (decrease) in deposits, net	2,298	26,216	(25,140)
Proceeds from long-term borrowings	—	50,000	—
Repayments of long-term borrowings	(68)	(64)	(65,060)
Treasury stock purchases	(13,038)	(12,680)	(17,182)
Proceeds from exercise of stock options	590	380	385
Tax effect from stock-based compensation	222	397	(315)
Cash dividends	(4,014)	(4,055)	(3,964)
Net cash (used for) provided by financing activities	(14,010)	60,194	(111,276)

Net decrease in cash and cash equivalents	(30,197)	(37,534)	(74,902)
Cash and cash equivalents at beginning of year	81,403	118,937	193,839
Cash and cash equivalents at end of year	$51,206	$81,403	$118,937
Supplemental information:
Cash paid for interest	$6,985	$6,291	$7,712
Cash paid for income taxes	$3,845	$5,675	$6,216
Transfer of loans held for sale to held for investment	$4,889	$4,534	$4,299
Real estate acquired in the settlement of loans	$6,347	$3,044	$4,810

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.  The Bank's activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction and,  to a lesser extent, other mortgage, commercial business and consumer loans.  Deposits are collected primarily from 14 banking locations located in Riverside and San Bernardino counties in California.  PBM's activities include originating single-family loans, primarily first mortgages for sale to investors and to a lesser extent, for investment by the Bank.  Loans are primarily originated in Southern California and Northern California by loan agents employed by the Bank, from its banking locations and freestanding lending offices.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in Carlsbad, City of Industry, Elk Grove, Escondido, Glendora, Livermore, Rancho Cucamonga, Riverside (3), Roseville, Santa Barbara, Victorville and Westlake Village, California.

Use of estimates
The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”).  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and of the loan repurchase reserve and the valuation of investment securities available for sale, loans held for sale, loans held for investment at fair value, deferred tax assets, loan servicing assets, real estate owned, derivative financial instruments and deferred compensation costs.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and the Bank.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at correspondent banks.

Investment securities
The Corporation classifies its qualifying investments as available for sale or held to maturity.  The Corporation classifies investments as held to maturity when it has the ability and it is management’s positive intent to hold such securities to maturity.  Securities held to maturity are carried at amortized historical cost.  All other securities are classified as available for sale and are carried at fair value.  Fair value generally is determined based upon quoted market prices.  Changes in net unrealized gains (losses) on securities available for sale are included in accumulated other comprehensive income, net of tax.  Gains and losses on sale or dispositions of investment securities are included in non-interest income and are determined using the specific identification method.  Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method.

Investment securities are reviewed annually for possible other-than-temporary impairment (“OTTI”). For debt securities, an OTTI is evident if the Corporation intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized.  However, even if the Corporation does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Corporation must evaluate expected cash flows to be received and determine if a credit loss has occurred.  In the event of a credit loss, the credit component of the impairment is recognized within non-interest income and the non-credit component is recognized through accumulated other comprehensive income, net of tax.  For equity securities, management determined that the impairment in the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

available-for-sale portfolio was an OTTI on the basis of the purchase agreement between the acquiring institution and the acquired institution which issued the equity security that was recognized as a permanent impairment in non-interest income in the fourth quarter of fiscal 2016.

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

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2016, the Bank serviced $20.4 million of loans under this program and has established a recourse liability of $242,000 as compared to $28.2 million of loans serviced and a recourse liability of $267,000 at June 30, 2015.  Net realized (recoveries) losses of $(15,000), $32,000 and $139,000 were recognized in fiscal 2016, 2015 and 2014, respectively, under this program.  The recourse liability and recognized losses in fiscal 2016, 2015 and 2014 were attributable to the cumulative loan losses of the loans sold which have largely extinguished the first loss account established by the FHLB – San Francisco.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2016, 2015 and 2014, the Bank repurchased $1.7 million, $1.6 million and $437,000 of single-family loans, respectively.  Other repurchase requests were settled for $470,000, $22,000 and $666,000 in fiscal 2016, 2015 and 2014, respectively, which did not result in the repurchase of the loan itself. In fiscal 2016, the Bank entered into a global settlement with one of the Bank’s legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor, in exchange for a one-time $400,000 payment. In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $211,000 and $501,000 for loans sold to other investors as of June 30, 2016 and 2015, respectively.

In March 2016, the Bank entered into a global settlement with one of the Bank’s legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor. The settlement agreement was executed in March 2016 and paid in April 2016. The settlement required the accrual of an additional recourse provision of $144,000 during the third quarter of fiscal 2016 which fully funded the settlement amount in addition to the recourse reserve that had already been provided in prior periods for this investor.

Activity in the recourse liability for the years ended June 30, 2016 and 2015 was as follows:

(In Thousands)	2016	2015
Balance, beginning of year	$768	$904
Recourse provision (recovery)	155	(86)
Net settlements in lieu of loan repurchases	(470)	(50)
Balance, end of the year	$453	$768

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2016, 2015 and 2014 were $384,000, $2.0 million and $750,000, respectively.  As of June 30, 2016 and 2015, the Bank’s liability was $214,000 and $653,000, respectively, for future loan sale premium refunds.

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

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2016 and 2015, the fair value of the interest-only strips was $47,000 and $63,000, respectively, and the net unrealized gain after statutory taxes of the interest-only strips was $27,000 and $36,000, respectively.

Loans held for sale
Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in (a) Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and Orange, Los Angeles, San Diego and other surrounding counties and (b) Northern California, primarily Alameda, Marin, Placer and Shasta and other surrounding counties.  The loans have been hedged with loan sale commitments, To-be-Announced ("TBA") Mortgage-Backed-Securities ("MBS") trades and option contracts.  The loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.  The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option (ASC 825, “Financial Instruments”) on loans held for sale.

Loans held for investment
Loans held for investment consist primarily of long-term adjustable rate loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  Additionally, multi-family and commercial real estate loans are becoming a substantial part of loans held for investment, which comprised 60% and 54% at June 30, 2016 and 2015, respectively. These loans are generally offered to customers and businesses located in the same areas of Southern and Northern California described above.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

The Corporation measures the allowance for loan losses of restructured loans based on the difference between the loan's original carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based on the Office of the Comptroller of the Currency's ("OCC") guidance with respect to restructured loans and to conform to general practices within the banking industry, the Corporation maintains certain restructured loans on accrual status, provided there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2016 and 2015, the estimated deferred tax asset was $5.4 million and $5.6 million, respectively. The Corporation maintains net deferred income

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The decrease in the net deferred tax asset resulted primarily from items related to loss reserves, state taxes, fair value adjustments and depreciation, partly offset by deferred compensation and deferred loan costs. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2016 or 2015.

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

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2016, the Corporation repurchased 742,267 shares with an average cost of $17.39 per share, of which 348,984 and 393,283 shares were purchased under the April 2015 and October 2015 stock repurchase programs, respectively.  In addition, the Corporation purchased of 4,500 shares from employees' stock option exercises and 3,090 shares of distributed restricted stock in settlement of employees' withholding tax obligations. The April 2015 program, which authorized the repurchase of up to 5% of outstanding shares, or 430,651 shares, was completed in fiscal 2016. The October 2015 program authorized the repurchase of up to 5% of outstanding shares, or 421,633 shares, of which 28,350 shares remain available for future purchases at June 30, 2016. On May 19, 2016, the Corporation authorized the repurchase of up to 5% of outstanding shares, or 397,000 shares effective upon the completion of the October 2015 stock repurchase plan.

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

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Stock-based compensation expense, inclusive of restricted stock expense, recognized in the consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014 was $1.1 million, $1.5 million and $526,000, respectively.

Employee Stock Ownership Plan ("ESOP")
The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Restricted stock
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date.

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2016 and 2015, the accrued liability for post retirement benefits was $216,000 and $234,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

Comprehensive income
ASC 220, “Comprehensive Income,” requires that realized revenue, expenses, gains and losses be included in net income (loss).  Unrealized gains (losses) on available for sale securities and interest-only strips are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition and the change in the unrealized gains (losses) are reported on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders' Equity.

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

ASU 2015-10:
In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements." The amendments in this ASU cover a wide range of topics in the Codification. The reason is provided before each amendment for clarity and ease of understanding. The amendments in this ASU generally related to: (1) differences between original guidance and the codification, (2) guidance clarification and reference corrections, (3) simplification and (4) minor improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance will be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements. All other amendments were effective upon the issuance of this ASU.

ASU 2015-12:
In July 2015, the FASB issued ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force)." The amendments of this ASU (i) require fully benefit-responsive investment contracts to be measured, presented and disclosed only at contract value, not fair value; (ii) simplify the investment disclosure requirements; and (iii) provide a measurement date practical expedient for employee benefit plans. This ASU will be effective for fiscal years beginning after December 15, 2015, with earlier adoption permitted. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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
This ASU will be effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein, early adoption is permitted. The Corporation has not evaluated the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2016-09:
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU simplifies the accounting for stock compensation. It focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. This ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, early adoption is permitted. The Corporation has not evaluated the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2016-13:
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Corporation has not evaluated the impact of the adoption of this ASU on its consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2016 and 2015 were as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$39,179	$459	$—	$39,638	$39,179
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$39,979	$459	$—	$40,438	$39,979

Available for sale
U.S. government agency MBS	$6,308	$264	$—	$6,572	$6,572
U.S. government sponsored enterprise MBS	3,998	225	—	4,223	4,223
Private issue CMO(1)	598	4	(1)	601	601
Common stock(2)	147	—	—	147	147
Total investment securities - available for sale	$11,051	$493	$(1)	$11,543	$11,543
Total investment securities	$51,030	$952	$(1)	$51,981	$51,522

(1)	Collateralized Mortgage Obligations (“CMO”).

(2)	Common stock of a community development financial institution.

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
Certificate of deposits	$800	$—	$—	$800	$800
Total investment securities - held to maturity	$800	$—	$—	$800	$800

Available for sale
U.S. government agency MBS	$7,613	$293	$—	$7,906	$7,906
U.S. government sponsored enterprise MBS	5,083	304	—	5,387	5,387
Private issue CMO(1)	708	9	—	717	717
Common stock(2)	250	—	(99)	151	151
Total investment securities - available for sale	$13,654	$606	$(99)	$14,161	$14,161
Total investment securities	$14,454	$606	$(99)	$14,961	$14,961

(1)	Collateralized Mortgage Obligations (“CMO”).

(2)	Common stock of a community development financial institution.

In fiscal 2016, 2015 and 2014, the Corporation received MBS principal payments of $4.8 million, $2.3 million and $2.9 million, respectively and did not sell any investment securities. The Corporation purchased mortgage-backed securities totaling $41.7 million during fiscal 2016, as compared none in fiscal 2015 and 2014. During fiscal 2015 the Corporation purchased a $250,000 equity participation in a community development financial institution's recapitalization and during fiscal 2014 made an $800,000

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

investment in time deposits at four minority-owned financial institutions to help fulfill the Corporation’s Community Reinvestment Act ("CRA") obligation.

As of June 30, 2016 and 2015, the Corporation held investments with unrealized loss position of $1,000 and $99,000, respectively.

As of June 30, 2016	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$103	$1	$—	$—	$103	$1
Total	$103	$1	$—	$—	$103	$1

As of June 30, 2015	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Common stock(1)	$151	$99	$—	$—	$151	$99
Total	$151	$99	$—	$—	$151	$99

(1)	Common stock of a community development financial institution.

As of June 30, 2016 and 2015, the unrealized holding losses were less than 12 months. The unrealized loss at June 30, 2016 was attributable to a single private label CMO which, based on the nature of the investment, management concluded that such unrealized loss was not other than temporary as of June 30, 2016. The unrealized loss at June 30, 2015 was attributable to the investment in the common stock of a community development financial institution which, based primarily on the financial institution's financial results, management concluded that such unrealized loss was not other than temporary at June 30, 2015.  A $103,000 realized loss on the investment in the common stock was recorded in other non-interest income for the fiscal year ended June 30, 2016 on the basis of the purchase agreement between the acquiring institution and the community development financial institution. The Corporation does not believe that there was any OTTI at June 30, 2016 and 2015.  At each of these dates, the Corporation intended and had the ability to hold the investment securities and was not likely to be required to sell the securities before realizing a full recovery.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Contractual maturities of investment securities as of June 30, 2016 and 2015 were as follows:

	June 30, 2016		June 30, 2015
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	18,904	19,203	—	—
Due after ten years	20,275	20,435	—	—
Total investment securities - held to maturity	$39,979	$40,438	$800	$800

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	10,904	11,396	13,404	14,010
No stated maturity (common stock)	147	147	250	151
Total investment securities - available for sale	$11,051	$11,543	$13,654	$14,161
Total investment securities	$51,030	$51,981	$14,454	$14,961

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2016 and 2015:

(In Thousands)	June 30, 2016	June 30, 2015
Mortgage loans:
Single-family	$324,497	$365,961
Multi-family	415,627	347,020
Commercial real estate	99,528	100,897
Construction	14,653	8,191
Other	332	—
Commercial business loans	636	666
Consumer loans	203	244
Total loans held for investment, gross	855,476	822,979

Undisbursed loan funds	(11,258)	(3,360)
Advance payments of escrows	56	199
Deferred loan costs, net	4,418	3,140
Allowance for loan losses	(8,670)	(8,724)
Total loans held for investment, net	$840,022	$814,234

As of June 30, 2016, the Corporation had $10.2 million in mortgage loans that were subject to negative amortization, consisting of $6.9 million in multi-family loans, $3.1 million in single-family loans and $170,000 in commercial real estate loans. This compares to $14.1 million of negative amortization mortgage loans at June 30, 2015, consisting of $10.7 million in multi-family loans, $3.2 million in single-family loans and $227,000 in commercial real estate loans.  During fiscal 2016 and 2015, no interest income was added to the negative amortization loan balance and the negative amortization related to interest income is zero at

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

June 30, 2016 and 2015.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of June 30, 2016 and 2015, the interest-only ARM loans totaled $64.7 million and $152.6 million, or 7.6% and 18.6% of gross loans held for investment, respectively. As of June 30, 2016, the Corporation had 18 single-family loans totaling $5.2 million held for investment, which were originated for sale but were transferred to held for investment and are carried at fair value. This compares to June 30, 2015 when the Corporation had 13 single-family loans totaling $4.5 million held for investment, which were originated for sale but were transferred to held for investment and are carried at fair value.

The following table sets forth information at June 30, 2016 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 3% and 4% of loans held for investment at June 30, 2016 and June 30, 2015, respectively.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$241,090	$11,144	$55,543	$3,364	$13,356	$324,497
Multi-family	61,773	178,441	162,093	10,333	2,987	415,627
Commercial real estate	7,490	39,509	49,094	—	3,435	99,528
Construction	8,399	—	—	—	6,254	14,653
Other	—	—	—	—	332	332
Commercial business loans	169	—	—	—	467	636
Consumer loans	200	—	—	—	3	203
Total loans held for investment, gross	$319,121	$229,094	$266,730	$13,697	$26,834	$855,476

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	June 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$309,380	$410,804	$99,528	$14,653	$332	$540	$203	$835,440
Special Mention	4,858	3,974	—	—	—	—	—	8,832
Substandard	10,259	849	—	—	—	96	—	11,204
Total loans held for investment, gross	$324,497	$415,627	$99,528	$14,653	$332	$636	$203	$855,476

	June 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$347,301	$339,093	$98,254	$8,191	$557	$244	$793,640
Special Mention	7,766	413	—	—	—	—	8,179
Substandard	10,894	7,514	2,643	—	109	—	21,160
Total loans held for investment, gross	$365,961	$347,020	$100,897	$8,191	$666	$244	$822,979

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

	Year Ended June 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$5,280	$2,616	$734	$42	$—	$43	$9	$8,724
(Recovery) provision for loan losses	(480)	(1,044)	(102)	(11)	7	(85)	—	(1,715)
Recoveries	539	1,228	216	—	—	85	1	2,069
Charge-offs	(406)	—	—	—	—	—	(2)	(408)
Allowance for loan losses, end of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670

Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	4,933	2,800	848	31	7	23	8	8,650
Allowance for loan losses, end of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670

Gross Loans:
Individually evaluated for impairment	$6,969	$382	$—	$—	$—	$96	$—	$7,447
Collectively evaluated for impairment	317,528	415,245	99,528	14,653	332	540	203	848,029
Total loans held for investment, gross	$324,497	$415,627	$99,528	$14,653	$332	$636	$203	$855,476
Allowance for loan losses as a percentage of gross loans held for investment	1.52%	0.67%	0.85%	0.21%	2.11%	6.76%	3.94%	1.02%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

	Year Ended June 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Allowance at beginning of period	$5,476	$3,142	$989	$35	$92	$10	$9,744
(Recovery) provision for loan losses	(279)	(882)	(182)	7	(49)	(2)	(1,387)
Recoveries	635	360	—	—	—	1	996
Charge-offs	(552)	(4)	(73)	—	—	—	(629)
Allowance for loan losses, end of period	$5,280	$2,616	$734	$42	$43	$9	$8,724

Allowance:
Individually evaluated for impairment	$78	$—	$—	$—	$20	$—	$98
Collectively evaluated for impairment	5,202	2,616	734	42	23	9	8,626
Allowance for loan losses, end of period	$5,280	$2,616	$734	$42	$43	$9	$8,724

Gross Loans:
Individually evaluated for impairment	$7,949	$2,246	$1,699	$—	$109	$—	$12,003
Collectively evaluated for impairment	358,012	344,774	99,198	8,191	557	244	810,976
Total loans held for investment, gross	$365,961	$347,020	$100,897	$8,191	$666	$244	$822,979
Allowance for loan losses as a percentage of gross loans held for investment	1.44%	0.75%	0.73%	0.51%	6.46%	3.69%	1.06%

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:

(In Thousands)	Year Ended June 30,
	2016	2015	2014

Balance, beginning of year	$8,724	$9,744	$14,935
Recovery from the allowance for loan losses	(1,715)	(1,387)	(3,380)
Recoveries	2,069	996	929
Charge-offs	(408)	(629)	(2,740)
Balance, end of year	$8,670	$8,724	$9,744

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

	At or For the Year Ended June 30, 2016
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$3,328	$—	$3,328	$(773)	$2,555	$2,514	$85
Without a related allowance(2)	8,339	(1,370)	6,969	—	6,969	8,344	63
Total single-family	11,667	(1,370)	10,297	(773)	9,524	10,858	148

Multi-family:
With a related allowance	468	—	468	(141)	327	196	15
Without a related allowance(2)	400	(18)	382	—	382	1,804	568
Total multi-family	868	(18)	850	(141)	709	2,000	583

Commercial real estate:
Without a related allowance(2)	—	—	—	—	—	589	28
Total commercial real estate	—	—	—	—	—	589	28

Commercial business loans:
With a related allowance	96	—	96	(20)	76	101	7
Total commercial business loans	96	—	96	(20)	76	101	7

Consumer loans:
Without a related allowance(2)	13	(13)	—	—	—	—	—
Total consumer loans	13	(13)	—	—	—	—	—

Total non-performing loans	$12,644	$(1,401)	$11,243	$(934)	$10,309	$13,548	$766

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

At June 30, 2016 and 2015, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following tables denote the past due status of the Corporation's loans held for investment, gross, at the dates indicated.

	June 30, 2016
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$312,595	$1,644	$10,258	$324,497
Multi-family	414,777	—	850	415,627
Commercial real estate	99,528	—	—	99,528
Construction	14,653	—	—	14,653
Other	332	—	—	332
Commercial business loans	540	—	96	636
Consumer loans	203	—	—	203
Total loans held for investment, gross	$842,628	$1,644	$11,204	$855,476

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2015
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$354,082	$1,335	$10,544	$365,961
Multi-family	344,774	—	2,246	347,020
Commercial real estate	99,198	—	1,699	100,897
Construction	8,191	—	—	8,191
Commercial business loans	557	—	109	666
Consumer loans	244	—	—	244
Total loans held for investment, gross	$807,046	$1,335	$14,598	$822,979

(1) All loans 90 days or greater past due are placed on non-accrual status.

During the fiscal years ended June 30, 2016, 2015 and 2014, the Corporation’s average investment in non-performing loans was $13.5 million, $13.2 million and $19.0 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal years ended June 30, 2016, 2015 and 2014, interest income of $766,000, $389,000 and $546,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $118,000, $101,000 and $800,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, and was not included in the loan interest income; while $298,000, $380,000 and $498,000, respectively, was collected and applied to reduce the net loan balances.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The effect of the non-performing loans on interest income for the years ended June 30, 2016, 2015 and 2014 is presented below:

(In Thousands)	Year Ended June 30,
	2016	2015	2014

Contractual interest due	$724	$805	$1,346
Interest collected	(606)	(704)	(546)
Net foregone interest	$118	$101	$800

For the fiscal years ended June 30, 2016 and 2015, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan.  During the fiscal years ended June 30, 2016 and 2015, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2016, there was no restructured loan whose modification was extended beyond the initial maturity of the modification.  For the fiscal year ended June 30, 2015, one restructured loan with a total balance of $113,000 had its modification extended beyond the initial maturity of the modification.

As of June 30, 2016, the net outstanding balance of the Corporation's 13 restructured loans was $4.6 million:  three were classified as special mention and remain on accrual status ($1.3 million); and 10 were classified as substandard ($3.3 million, all on non-accrual status).  As of June 30, 2016, $1.9 million, or 41 percent, of the restructured loans were current with respect to their payment status. As of June 30, 2015, the net outstanding balance of the Corporation's 18 restructured loans was $6.6 million: two loans were classified as special mention and remain on accrual status ($989,000); and 16 loans were classified as substandard ($5.6 million, all on non-accrual status). As of June 30, 2015, $4.9 million, 74 percent, of the restructured loans had a current payment status.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2016 and 2015:

(In Thousands)	June 30, 2016	June 30, 2015
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,232	$2,902
Multi-family	—	1,593
Commercial real estate	—	1,019
Commercial business loans	76	89
Total	3,308	5,603

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,290	989
Total	1,290	989
Total restructured loans	$4,598	$6,592

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following table shows the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2016 and 2015:

	At June 30, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$999	$—	$999	$(200)	$799
Without a related allowance(2)	4,507	(784)	3,723	—	3,723
Total single-family	5,506	(784)	4,722	(200)	4,522

Commercial business loans:
With a related allowance	96	—	96	(20)	76
Total commercial business loans	96	—	96	(20)	76

Total restructured loans	$5,602	$(784)	$4,818	$(220)	$4,598

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2016	2015	2014

Balance, beginning of year	$2,367	$2,011	$2,024
Originations	3,500	3,555	691
Sales and payments	(4,006)	(3,199)	(704)
Balance, end of year	$1,861	$2,367	$2,011

As of June 30, 2016 and 2015, all of the related-party loans were performing in accordance with their original contractual terms.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:

(In Thousands)	As of June 30,
	2016	2015	2014
Loans serviced for Freddie Mac	$6,819	$4,206	$4,574
Loans serviced for Fannie Mae	78,250	46,582	38,470
Loans serviced for FHLB – San Francisco	20,385	28,222	38,602
Loans serviced for other investors	15	1,048	1,088
Total loans serviced for others	$105,469	$80,058	$82,734

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s Consolidated Statements of Operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2016 and 2015, the Corporation held borrowers’ escrow balances related to loans serviced for others of $482,000 and $309,000, respectively.

In estimating fair values of the MSA at June 30, 2016 and 2015, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 19.68% and 17.50%, respectively, and a weighted-average discount rate of 9.07% and 9.10%, respectively.  Management obtained CPR estimates from an independent third party and reviewed for their reasonableness given current market data. The discount rates were derived from market data. The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $627,000 and a fair value of $627,000 at June 30, 2016.  This compares to the MSA at June 30, 2015 which had a carrying value of $396,000 and a fair value of $470,000.  An allowance may be recorded to adjust the carrying value of each category of MSA to the lower of cost or market.  As of June 30, 2016, a total allowance of $168,000 was required for nine categories of MSA, compared to a total allowance of $248,000 for four categories of MSA as of June 30, 2015.  Total additions to the MSA during the years ended June 30, 2016, 2015 and 2014 were $394,000, $150,000 and $80,000, respectively.  Total amortization of the MSA during the years ended June 30, 2016, 2015 and 2014 was $243,000, $60,000 and $60,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis and is described in Note 1 under PBM activities.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following table summarizes the Corporation’s MSA for years ended June 30, 2016 and 2015:

	Year Ended June 30,
(Dollars In Thousands)	2016	2015

MSA balance, beginning of fiscal year	$644	$554
Additions	394	150
Amortization	(243)	(60)
MSA balance, end of fiscal year, before allowance	795	644
Allowance	(168)	(248)
MSA balance, end of fiscal year	$627	$396

Fair value, beginning of fiscal year	$470	$357
Fair value, end of fiscal year	$627	$470

Allowance, beginning of fiscal year	$248	$259
Impairment recoveries	(80)	(11)
Allowance, end of fiscal year	$168	$248

Key Assumptions:
Weighted-average discount rate	9.07%	9.10%
Weighted-average prepayment speed	19.68%	17.50%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2017	$177
2018	145
2019	111
2020	81
2021	60
Thereafter	221
Total estimated amortization expense	$795

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2016 and 2015.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2016	2015
MSA net carrying value	$627	$396

CPR assumption (weighted-average)	19.68%	17.50%
Impact on fair value with 10% adverse change in prepayment speed	$(29)	$(19)
Impact on fair value with 20% adverse change in prepayment speed	$(55)	$(36)

Discount rate assumption (weighted-average)	9.07%	9.10%
Impact on fair value with 10% adverse change in discount rate	$(21)	$(18)
Impact on fair value with 20% adverse change in discount rate	$(41)	$(35)

The Corporation has also recorded interest-only strips with a fair value of $47,000, comprised of gross unrealized gains of $47,000 and an unamortized cost of $0 at June 30, 2016.   This compares to interest-only strips at June 30, 2015 with a fair value of $63,000, comprised of gross unrealized gains of $62,000 and an unamortized cost of $1,000.  There were no additions to interest-only strips during fiscal 2016, 2015 or 2014.  Total amortization of the interest-only strips during the years ended June 30, 2016, 2015 and 2014 was $1,000 for all periods.

Loans sold consisted of the following for the years indicated:

(In Thousands)	Year Ended June 30,
	2016	2015	2014
Loans sold:
Servicing – released	$1,948,423	$2,392,251	$1,990,087
Servicing – retained	45,798	17,663	9,189
Total loans sold	$1,994,221	$2,409,914	$1,999,276

During the years ended June 30, 2016, 2015 and 2014, the Corporation sold 14%, 13% and 12%, respectively, of its loans originated for sale to a single investor, other than Freddie Mac or Fannie Mae.  If the Corporation is unable to sell loans to this investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Loans held for sale, at fair value, at June 30, 2016 and 2015 consisted of the following:

(In Thousands)	June 30,
	2016	2015
Fixed rate	$186,203	$222,529
Adjustable rate	3,255	2,186
Total loans held for sale, at fair value	$189,458	$224,715

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Note 5: Real Estate Owned

Real estate owned at June 30, 2016 and 2015 consisted of the following:

(In Thousands)	June 30,
	2016	2015
Real estate owned	$2,783	$2,406
Allowance for estimated real estate owned losses	(77)	(8)
Total real estate owned, net	$2,706	$2,398

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2016, real estate owned was comprised of four single-family residences located primarily in California.  This compares to two single-family residences and one commercial real estate property at June 30, 2015, primarily located in Southern California.

During fiscal 2016, the Corporation acquired 11 real estate owned properties in the settlement of loans and sold 10 properties for a net gain of $52,000.  In fiscal 2015, the Corporation acquired 10 real estate owned properties in the settlement of loans, wrote off one commercial real estate participation and sold 10 properties for a net gain of $468,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the years ended June 30, 2016, 2015 and 2014 consisted of the following:

(In Thousands)	Year Ended June 30,
	2016	2015	2014
Net gains on sale	$52	$468	$288
Net operating expenses	(207)	(196)	(295)
Recovery of losses on real estate owned	60	10	25
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	$(95)	$282	$18

Note 6: Premises and Equipment

Premises and equipment at June 30, 2016 and 2015 consisted of the following:

(In Thousands)	June 30,
	2016	2015
Land	$2,853	$2,853
Buildings	8,774	8,497
Leasehold improvements	3,850	2,964
Furniture and equipment	4,824	4,492
Automobiles	165	157
	20,466	18,963
Less accumulated depreciation and amortization	(14,423)	(13,546)
Total premises and equipment, net	$6,043	$5,417

Depreciation and amortization expense for the years ended June 30, 2016, 2015 and 2014 amounted to $891,000, $1.3 million and $1.0 million, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Note 7: Deposits

Deposits at June 30, 2016 and 2015 consisted of the following:

(Dollars in Thousands)	June 30, 2016		June 30, 2015
	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$71,158	—	$67,538
Checking deposits – interest-bearing(1)	0% - 0.30%	237,979	0% - 0.35%	224,090
Savings deposits(1)	0% - 1.00%	275,310	0% - 1.00%	255,090
Money market deposits(1)	0% - 2.00%	33,082	0% - 2.00%	31,672
Time deposits:(1)
Under $100(2)	0.00% - 3.90%	152,674	0.00% - 3.90%	171,135
$100 and over	0.15% - 2.47%	156,181	0.10% - 2.96%	174,561
Total deposits		$926,384		$924,086
Weighted-average interest rate on deposits		0.44%		0.50%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

(2)	Includes brokered deposits of $1.6 million and $3.0 million at June 30, 2016 and 2015, respectively.

The aggregate annual maturities of time deposits at June 30, 2016 and 2015 were as follows:

(In Thousands)	June 30,
	2016	2015
One year or less	$148,867	$174,005
Over one to two years	56,760	79,944
Over two to three years	41,482	20,963
Over three to four years	37,399	38,172
Over four to five years	13,467	32,612
Over five years	10,880	—
Total time deposits	$308,855	$345,696

Interest expense on deposits for the periods indicated is summarized as follows:

(In Thousands)	Year Ended June 30,
	2016	2015	2014
Checking deposits – interest-bearing	$336	$314	$290
Savings deposits	657	641	606
Money market deposits	114	105	95
Time deposits	3,290	3,701	4,504
Total interest expense on deposits	$4,397	$4,761	$5,495

The Corporation is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2016 and 2015 were sufficient to cover the reserve requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2025, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2016 and 2015 of $776.5 million and $767.3 million, respectively.  In addition, the Bank pledged investment securities totaling $591,000 at June 30, 2016 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $698,000 at June 30, 2015.  At June 30, 2016, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $410.8 million as compared to $424.9 million at June 30, 2015 which was similarly limited.  As of June 30, 2016 and 2015, the remaining/available borrowing facility was $309.0 million and $324.0 million, respectively, and the remaining/available collateral was $586.9 million and $587.9 million, respectively.

In addition, as of June 30, 2016 and 2015, the Bank has a $46.4 million and $12.2 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $49.4 million and $13.0 million, respectively. As of June 30, 2016 and 2015, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $12.0 million at both dates. The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity.

Borrowings at June 30, 2016 and 2015 consisted of the following:

(In Thousands)	June 30,
	2016	2015

FHLB – San Francisco advances	$91,299	$91,367

In addition to the total borrowings described above, the Bank utilizes its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2016 and 2015 were $8.0 million and $7.0 million, respectively; and the outstanding MPF credit enhancement at these dates was $2.5 million and $2.5 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held the required stock investment of $7.8 million and $321,000 of excess capital stock at June 30, 2016, as compared to the required investment of $8.1 million and no excess capital stock at June 30, 2015.

The FHLB – San Francisco did not redeem any capital stock during fiscal 2016 and 2015. The Bank did not purchase any FHLB - San Francisco's capital stock in fiscal 2016, but in fiscal 2015, the Bank purchased $1.0 million of FHLB - San Francisco capital stock.  In fiscal 2016, 2015 and 2014, the FHLB – San Francisco distributed $721,000, $796,000 and $793,000 of cash dividends, respectively, to the Bank.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2016	2015	2014

Balance outstanding at the end of year: FHLB – San Francisco advances	$91,299	$91,367	$41,431

Weighted-average rate at the end of year: FHLB – San Francisco advances	2.78%	2.78%	3.18%

Maximum amount of borrowings outstanding at any month end: FHLB – San Francisco advances	$91,362	$131,384	$81,486

Average short-term borrowings during the year with respect to:(1)
FHLB – San Francisco advances	$—	$6,800	$13,333

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB – San Francisco advances	—%	0.22%	3.14%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2016 and 2015 were as follows:

(Dollars in Thousands)	June 30,
	2016	2015
Within one year	$—	$—
Over one to two years	10,036	—
Over two to three years	10,000	10,059
Over three to four years	—	10,000
Over four to five years	20,000	—
Over five years	51,263	71,308
Total borrowings	$91,299	$91,367
Weighted average interest rate	2.78%	2.78%

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
June 30, 2016

portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. The provision for income taxes for the periods indicated consisted of the following:

(In Thousands)	Year Ended June 30,
	2016	2015	2014

Current:
Federal	$3,801	$5,365	$4,272
State	1,354	1,877	1,773
	5,155	7,242	6,045
Deferred:
Federal	183	17	(611)
State	34	18	(430)
	217	35	(1,041)
Provision for income taxes	$5,372	$7,277	$5,004

The Corporation's tax (benefit) expense from non-qualified equity compensation in fiscal 2016, 2015 and 2014 was $(222,000), $(397,000) and $315,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2016		2015		2014
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$4,496	35.0%	$5,892	34.5%	$3,982	34.3%
State income tax	902	7.0%	1,239	7.3%	813	7.0%
Changes in taxes resulting from:
Bank-owned life insurance	(65)	(0.5)%	(65)	(0.4)%	(65)	(0.6)%
Non-deductible expenses	45	0.4%	43	0.3%	30	0.3%
Non-deductible stock-based compensation	(6)	(0.1)%	139	0.8%	(22)	(0.2)%
Other	—	—%	29	0.1%	266	2.3%
Effective income tax	$5,372	41.8%	$7,277	42.6%	$5,004	43.1%

Deferred tax assets at June 30, 2016 and 2015 by jurisdiction were as follows:

(In Thousands)	June 30,
	2016	2015

Deferred taxes - federal	$4,032	$4,204
Deferred taxes - state	1,357	1,389
Total net deferred tax assets	$5,389	$5,593

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Net deferred tax assets at June 30, 2016 and 2015 were comprised of the following:

(In Thousands)	June 30,
	2016	2015

Loss reserves	$5,185	$6,170
Non-accrued interest	635	701
Deferred compensation	3,535	3,229
Accrued vacation	385	318
Depreciation	41	—
State taxes	—	138
Unrealized loss on equity investment	—	42
Other	644	663
Total deferred tax assets	10,425	11,261

FHLB - San Francisco stock cash dividends	(956)	(956)
Unrealized gain on derivative financial instruments, at fair value	(270)	(1,115)
Unrealized gain on investment securities	(207)	(255)
Unrealized gain on interest-only strips	(20)	(26)
Deferred loan costs	(3,555)	(3,076)
Depreciation	—	(240)
State tax	(28)	—
Total deferred tax liabilities	(5,036)	(5,668)
Net deferred tax assets	$5,389	$5,593

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2016 and 2015, the Corporation had no federal and state net tax loss carryforwards. Based on management's consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2016 and 2015 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 30, 2016, 2015 and 2014 is as follows:

(In Thousands)	2016	2015	2014
Balance of prior fiscal year end	$1,961	$1,961	$1,961
Additions based on tax positions related to the current year	—	—	—
Addition for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at June 30	$1,961	$1,961	$1,961

Retained earnings at June 30, 2016 and 2015 included approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The Corporation files income tax returns for the United States and California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Tax fiscal years 2013 and forward remain subject to federal examination, while the California state tax returns for fiscal years 2012 and forward are subject to examination by state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal years ended June 30, 2016, 2015 and 2014, there were no tax penalties or interest charges.

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

The Bank is now subject to capital requirements adopted by the OCC, which require a ratio for common equity Tier 1 (“CET1”) capital, increases the Tier1 leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. In addition, Provident Financial Holdings, Inc. as a savings and loan holding company registered with the FRB, is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Provident Financial Holdings, Inc. and the Bank are required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before they may pay dividends, repurchase shares or pay discretionary bonuses.

For calendar 2016, the minimum requirements call for a ratio of common equity Tier 1 capital ("CET1") to total risk-weighted assets (“CET1 risk-based ratio”) of 5.125%, a Tier 1 capital ratio of 6.625%, a total capital ratio of 8.625%, and a Tier1 leverage ratio of 4.0%.

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

The requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must have to have a CET1 capital ratio of 6.5% (new), a Tier 1 capital ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a Tier1 leverage ratio of 5% (unchanged).

At June 30, 2016, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at June 30, 2016 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of June 30, 2016
Tier 1 leverage capital (to adjusted average assets)	$133,081	11.40%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$133,081	17.89%	$38,117	5.13%	$48,343	6.50%
Tier 1 capital (to risk-weighted assets)	$133,081	17.89%	$49,273	6.63%	$59,500	8.00%
Total capital (to risk-weighted assets)	$141,955	19.09%	$64,148	8.63%	$74,375	10.00%

As of June 30, 2015
Tier 1 leverage capital (to adjusted average assets)	$140,735	11.94%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)	$140,735	19.24%	$32,923	4.50%	$47,555	6.50%
Tier 1 capital (to risk-weighted assets)	$140,735	19.24%	$43,897	6.00%	$58,529	8.00%
Total capital (to risk-weighted assets)	$149,886	20.49%	$58,529	8.00%	$73,161	10.00%

Provident Savings Bank, F.S.B.:

As of June 30, 2016
Tier 1 leverage capital (to adjusted average assets)	$120,192	10.29%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$120,192	16.16%	$38,112	5.13%	$48,337	6.50%
Tier 1 capital (to risk-weighted assets)	$120,192	16.16%	$49,266	6.63%	$59,491	8.00%
Total capital (to risk-weighted assets)	$129,066	17.36%	$64,139	8.63%	$74,364	10.00%

As of June 30, 2015
Tier 1 leverage capital (to adjusted average assets)	$125,946	10.68%	$47,161	4.00%	$58,951	5.00%
CET1 capital (to risk-weighted assets)	$125,946	17.22%	$32,922	4.50%	$47,554	6.50%
Tier 1 capital (to risk-weighted assets)	$125,946	17.22%	$43,896	6.00%	$58,528	8.00%
Total capital (to risk-weighted assets)	$135,096	18.47%	$58,528	8.00%	$73,160	10.00%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.   The Federal Reserve Board or the OCC may object to a capital distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test.  In fiscal 2016, 2015 and 2014, the Bank declared $15.0 million, $25.0 million and $27.5 million of cash dividends to its parent, the Corporation, respectively.

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of a participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $860,000, $880,000 and $707,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2016 and 2015, the accrued liability of the post-retirement compensation agreements was $4.9 million and $4.8 million, respectively; costs are being accrued and expensed annually.  For fiscal 2016 and 2015, the accrued expense for these liabilities was $170,000 and $67,000, respectively, net of recovery of $119,000 and $171,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2016 and 2015, the total outstanding cash surrender value of the BOLI was $7.1 million and $6.9 million, respectively.  For fiscal 2016, 2015 and 2014, the total net non-taxable income from the BOLI was $258,000, $252,000 and $190,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2016, there were 60,000 shares that were purchased in the open market to fulfill the annual discretionary allocation. This compares to fiscal 2015 when the Corporation purchased 70,000 shares in the open market to fulfill the annual discretionary allocation. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2016, 2015 and 2014 was $1.0 million, $1.1 million and $558,000, respectively.  Available ESOP shares are allocated every calendar year end and the total shares allocated at December 31, 2015, 2014 and 2013 were 60,000 shares each year.

Note 12: Incentive Plans

As of June 30, 2016, the Corporation had three active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan ("2013 Plan"), 2010 Equity Incentive Plan (“2010 Plan”) and the 2006 Equity Incentive Plan (“2006 Plan”). For the years ended June 30, 2016, 2015 and 2014, the compensation cost for these plans was $1.1 million, $1.5 million and $526,000, respectively.  Net income tax (benefit) expense recognized in the Consolidated Statements of Operations for share-based compensation plans for the years ended June 30, 2016, 2015 and 2014 was $(222,000), $(397,000) and $315,000, respectively.

Equity Incentive Plans.  The Corporation established and the shareholders approved the 2013 Plan, the 2010 Plan and the 2006 Plan (collectively, the Plans") for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock.  The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

Equity Incentive Plans - Stock Options.  Under the Plans, options may not be granted at a price less than the fair market value at the date of the grant.  Options typically vest over a five-year or shorter period as long as the director, advisory director, director emeritus, officer or employee remains in service to the Corporation.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

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

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Expected volatility	—%	53.7%	55.1%
Weighted-average volatility	—%	53.7%	55.1%
Expected dividend yield	—%	3.0%	2.6%
Expected term (in years)	-	7.2	7.7
Risk-free interest rate	—%	2.2%	2.3%

In fiscal 2016, there were no options granted under the Plans, while 80,500 options were exercised and 3,000 options were forfeited.

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

As of June 30, 2016 and 2015, there were 136,750 options and 133,750 options, respectively, available for future grants under the Plans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2016, 2015 and 2014:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2013	711,800	$12.71
Granted	20,000	$15.14
Exercised	(52,500)	$7.34
Forfeited	(31,300)	$20.64
Outstanding at June 30, 2014	648,000	$12.84	5.55	$3,680,000
Vested and expected to vest at June 30, 2014	603,400	$13.13	5.42	$3,386,000
Exercisable at June 30, 2014	425,000	$14.89	4.60	$2,212,000

Outstanding at June 30, 2014	648,000	$12.84
Granted	369,000	$14.59
Exercised	(52,500)	$7.19
Forfeited	(3,000)	$7.43
Outstanding at June 30, 2015	961,500	$13.83	6.35	$4,578,000
Vested and expected to vest at June 30, 2015	881,700	$13.76	6.09	$4,412,000
Exercisable at June 30, 2015	562,500	$13.24	4.34	$3,750,000

Outstanding at June 30, 2015	961,500	$13.83
Granted	—	$—
Exercised	(80,500)	$7.33
Forfeited	(3,000)	$14.59
Outstanding at June 30, 2016	878,000	$14.43	5.44	$4,943,000
Vested and expected to vest at June 30, 2016	800,800	$14.40	5.17	$4,661,000
Exercisable at June 30, 2016	492,000	$14.25	3.28	$3,535,000

As of June 30, 2016 and 2015, there was $1.5 million and $2.1 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.2 years and 3.2 years, respectively.  The forfeiture rate during fiscal 2016 and 2015 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Equity Incentive Plans – Restricted Stock.  The Corporation used 300,000 shares, 288,750 shares and 185,000 shares of its treasury stock to fund awards of restricted stock under the 2013 Plan, the 2010 Plan and the 2006 Plan, respectively.  Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

In fiscal 2016, no shares of restricted stock were awarded under the Plans, while 10,000 shares were vested and distributed and no shares were forfeited. In fiscal 2015, a total of 185,000 shares of restricted stock were awarded under the Plans with 50% vesting after two years of service and 50% vesting after four years of service, while 65,000 shares were vested and distributed and 1,500 shares were forfeited. In fiscal 2014, a total of 15,000 shares of restricted stock were awarded under the Plans with 50% vesting after two years of service and 50% vesting after four years of service, while no shares were vested or distributed and 5,750 shares were forfeited. As of both June 30, 2016 and 2015, there were 276,850 shares available for future awards under the Plans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following table summarizes the restricted stock activity for the years ended June 30, 2016, 2015 and 2014:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2013	72,250	$7.07
Awarded	15,000	$13.96
Vested	—	$—
Forfeited	(5,750)	$7.07
Unvested at June 30, 2014	81,500	$8.34
Expected to vest at June 30, 2014	65,200	$8.34

Unvested at June 30, 2014	81,500	$8.34
Awarded	185,000	$13.30
Vested	(65,000)	$7.07
Forfeited	(1,500)	$7.07
Unvested at June 30, 2015	200,000	$13.35
Expected to vest at June 30, 2015	160,000	$13.35

Unvested at June 30, 2015	200,000	$13.35
Awarded	—	$—
Vested	(10,000)	$13.80
Forfeited	—	$—
Unvested at June 30, 2016	190,000	$13.33
Expected to vest at June 30, 2016	152,000	$13.33

As of June 30, 2016 and 2015, the unrecognized compensation expense was $1.7 million and $2.2 million, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.2 years and 3.2 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2016 and 2015.  For the fiscal years ended June 30, 2016, 2015 and 2014, the fair value of shares vested and distributed was $171,000, $1.1 million and $0, respectively.

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

In fiscal 2016, 2015 and 2014, there was no activity under the Stock Option Plans, except forfeitures of 7,500 shares, 25,000 shares and 317,700 shares, respectively. As of June 30, 2016 and 2015, there were no stock options available for future grants under the Stock Option Plans.  The remaining available stock options under the 2003 Stock Option Plan and the 1996 Stock Option Plan expired in November 2013 and January 2007, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following is a summary of the activity in the Stock Option Plans for the years ended June 30, 2016, 2015 and 2014:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2013	412,700	$24.30
Granted	—	$—
Exercised	—	$—
Forfeited	(317,700)	$24.58
Outstanding at June 30, 2014	95,000	$23.33	2.06	$—
Vested and expected to vest at June 30, 2014	95,000	$23.33	2.06	$—
Exercisable at June 30, 2014	95,000	$23.33	2.06	$—

Outstanding at June 30, 2014	95,000	$23.33
Granted	—	$—
Exercised	—	$—
Forfeited	(25,000)	$24.80
Outstanding at June 30, 2015	70,000	$22.81	1.69	$—
Vested and expected to vest at June 30, 2015	70,000	$22.81	1.69	$—
Exercisable at June 30, 2015	70,000	$22.81	1.69	$—

Outstanding at June 30, 2015	70,000	$22.81
Granted	—	$—
Exercised	—	$—
Forfeited	(7,500)	$29.93
Outstanding at June 30, 2016	62,500	$21.95	0.88	$—
Vested and expected to vest at June 30, 2016	62,500	$21.95	0.88	$—
Exercisable at June 30, 2016	62,500	$21.95	0.88	$—

As of June 30, 2016 and 2015, there was no unrecognized compensation expense under the Stock Option Plans.

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

As of June 30, 2016, 2015 and 2014, there were outstanding options to purchase 940,500 shares, 1.0 million shares and 743,000 shares of the Corporation’s common stock, respectively, of which 216,500 shares, 224,000 shares and 269,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2016, 2015 and 2014, there were outstanding restricted stock awards of 190,000 shares, 200,000 shares and 81,500 shares, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2016, 2015 and 2014, respectively:

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$7,474	8,347,564	$0.90
Effect of dilutive shares:
Stock options		127,546
Restricted stock		66,444
Diluted EPS	$7,474	8,541,554	$0.88

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$9,803	8,996,952	$1.09
Effect of dilutive shares:
Stock options		115,341
Restricted stock		61,564
Diluted EPS	$9,803	9,173,857	$1.07

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$6,606	9,926,323	$0.67
Effect of dilutive shares:
Stock options		153,219
Restricted stock		31,243
Diluted EPS	$6,606	10,110,785	$0.65

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

On December 17, 2012, a lawsuit was filed against the Bank claiming damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-exempt, the resulting failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting penalties and to provide accurate wage statements. The plaintiff seeks unspecified monetary relief. The Bank believes that there are substantial defenses to this lawsuit and has defended itself vigorously. The Bank has an outstanding $275,000 litigation reserve in the event the Bank is subjected to an unfavorable litigation result.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:

Amount
Year Ending June 30,	(In Thousands)

2017	$1,951
2018	1,306
2019	919
2020	413
2021	254
Thereafter	1,219
Total minimum payments required	$6,062

Lease expense under operating leases was approximately $2.5 million, $2.3 million and $2.4 million for the years ended June 30, 2016, 2015 and 2014, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of June 30, 2016, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $200,000.  This compares to a recourse liability of $456,000 at June 30, 2015, comprised of $300,000 in non-contingent recourse liability and $156,000 in contingent recourse liability.  In addition, the Bank maintained a recourse liability of $242,000 and $267,000 at June 30, 2016 and 2015, respectively, for loans sold to the FHLB – San Francisco under the MPF program, and a recourse liability of $11,000 and $45,000 at June 30, 2016 and 2015, respectively, for lender paid FHA mortgage insurance commitments.

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

Pursuant to their governing instruments, the Corporation and its subsidiaries provide indemnification to directors, officers, employees and, in some cases, agents of the Corporation against certain liabilities incurred as a result of their service on behalf of or at the request of the Corporation and its subsidiaries.  It is not possible for the Corporation to determine the aggregate potential exposure resulting from the obligation to provide this indemnity.

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of June 30, 2016 and 2015, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $191.7 million and $144.3 million, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

Commitments	June 30, 2016	June 30, 2015
(Dollars In Thousands)
Undisbursed loan funds – Construction loans	$11,258	$3,359
Undisbursed lines of credit – Mortgage loans	20	414
Undisbursed lines of credit – Commercial business loans	821	822
Undisbursed lines of credit – Consumer loans	674	708
Commitments to extend credit on loans to be held for investment	9,955	4,745
Total	$22,728	$10,048

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA MBS trades, put option contracts and call option contracts are recorded at fair value on the Consolidated Statements of Financial Condition.  At June 30, 2016, $3.8 million was included in other assets and $3.2 million was included in other liabilities. At June 30, 2015, $2.6 million was included in other assets and $208,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in the Consolidated Statements of Operations.

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2016 and 2015:

	For the Year Ended June 30,
(In Thousands)	2016	2015
Balance, beginning of the year	$76	$61
Provision	128	15
Balance, end of the year	$204	$76

The net impact of derivative financial instruments on the gain on sale of loans contained in the Consolidated Statements of Operations for the years ended June 30, 2016, 2015 and 2014 was as follows:

(In Thousands)	For the Year Ended June 30,
Derivative Financial Instruments	2016	2015	2014

Commitments to extend credit on loans to be held for sale	$2,286	$(1,067)	$3,598
Mandatory loan sale commitments and TBA MBS trades	(3,937)	2,169	(8,233)
Option contracts	(112)	(168)	(18)
Total net (loss) gain	$(1,763)	$934	$(4,653)

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The outstanding derivative financial instruments at the dates indicated were as follows:

(In Thousands)	June 30, 2016		June 30, 2015
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value

Commitments to extend credit on loans to be held for sale(1)	$181,780	$3,785	$139,565	$1,499
Best efforts loan sale commitments	(29,576)	—	(36,908)	—
Mandatory loan sale commitments and TBA MBS trades	(302,727)	(3,196)	(320,197)	741
Option contracts	(5,000)	—	4,000	192
Total	$(155,523)	$589	$(213,540)	$2,432

(1)	Net of 37.5% at June 30, 2016 and 26.9% at June 30, 2015 of commitments, which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of June 30, 2016:
Loans held for investment, at fair value	$5,159	$5,324	$(165)
Loans held for sale, at fair value	$189,458	$181,380	$8,078

As of June 30, 2015:
Loans held for investment, at fair value	$4,518	$4,495	$23
Loans held for sale, at fair value	$224,715	$219,143	$5,572

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment carried at fair value, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, MSA and real estate owned are measured at fair value on a nonrecurring basis.

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS, privately issued CMO and common stock of a community development financial institution.  The Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2), broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3), a relative value analysis for the common stock (Level 3) and, most recently the price per share disclosed in the purchase agreement for the common stock, which was based on quoted price in non-active market (Level 2). This common stock investment was reclassified from Level 3 as a result of the purchase agreement, which the proceed was received on July 1, 2016.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

The Corporation uses the amortization method for its MSA, which amortizes the MSA in proportion to and over the period of estimated net servicing income and assesses the MSA for impairment based on fair value at each reporting date.  The fair value of the MSA is derived using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted-average coupon rates, estimated servicing costs and discount interest rates (Level 3).

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
June 30, 2016

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$6,572	$—	$6,572
U.S. government sponsored enterprise MBS	—	4,223	—	4,223
Private issue CMO	—	—	601	601
Common stock - community development financial institution	—	147	—	147
Investment securities	—	10,942	601	11,543

Loans held for investment, at fair value	—	—	5,159	5,159
Loans held for sale, at fair value	—	189,458	—	189,458
Interest-only strips	—	—	47	47

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	3,788	3,788
Derivative assets	—	—	3,788	3,788
Total assets	$—	$200,400	$9,595	$209,995

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$3	$3
Mandatory loan sale commitments	—	—	31	31
TBA MBS trades	—	3,165	—	3,165
Derivative liabilities	—	3,165	34	3,199
Total liabilities	$—	$3,165	$34	$3,199

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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
June 30, 2016

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock(1)	Loans Held For Investment, at fair value(2)	Interest- Only Strips	Loan Commit- ments to Originate(3)	Manda- tory Commit- ments(4)	Option Contracts	Total
Beginning balance at June 30, 2015	$717	$151	$—	$63	$1,499	$(71)	$192	$2,551
Total gains or losses (realized/ unrealized):
Included in earnings	—	(103)	(189)	—	2,286	(8)	(112)	1,874
Included in other comprehensive income	(6)	99	—	(16)	—	—	—	77
Purchases	—	—	—	—	—	—	307	307
Issuances	—	—	—	—	—	—	—	—
Settlements	(110)	—	(2,331)	—	—	48	(387)	(2,780)
Transfers in and/or out of Level 3	—	(147)	7,679	—	—	—	—	7,532
Ending balance at June 30, 2016	$601	$—	$5,159	$47	$3,785	$(31)	$—	$9,561

(1)	Common stock - community development financial institution.

(2)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

(3)	Consists of commitments to extend credit on loans to be held for sale.

(4)	Consists of mandatory loan sale commitments.

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock(1)	Interest- Only Strips	Loan Commit- ments to Originate(1)	Manda- tory Commit- ments(2)	Option Contracts	Total
Beginning balance at June 30, 2014	$853	$—	$62	$2,566	$(93)	$—	$3,388
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	—	(1,067)	(15)	(168)	(1,250)
Included in other comprehensive income	(3)	(99)	1	—	—	—	(101)
Purchases	—	250	—	—	—	932	1,182
Issuances	—	—	—	—	—	—	—
Settlements	(133)	—	—	—	37	(572)	(668)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Ending balance at June 30, 2015	$717	$151	$63	$1,499	$(71)	$192	$2,551

(1)	Consists of commitments to extend credit on loans to be held for sale.

(2)	Consists of mandatory loan sale commitments.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,350	$2,959	$10,309
Mortgage servicing assets	—	—	627	627
Real estate owned, net	—	2,706	—	2,706
Total	$—	$10,056	$3,586	$13,642

	Fair Value Measurement at June 30, 2015 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$11,816	$2,130	$13,946
Mortgage servicing assets	—	—	269	269
Real estate owned, net	—	2,398	—	2,398
Total	$—	$14,214	$2,399	$16,613

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2016:

(Dollars In Thousands)	Fair Value As of June 30, 2016	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$601	Market comparable pricing	Comparability adjustment	(0.9)% - 0.7% (0.5%)	Increase

Loans held for investment, at fair value	$5,159	Relative value analysis	Broker quotes Credit risk factor	98.0% - 107.1% (103.4%) of par 1.2% - 100.0% (6.3%)	Increase Decrease

Non-performing loans	$76	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans	$2,883	Relative value analysis	Loss severity	20.0% - 45.0% (23.1%)	Decrease

Mortgage servicing assets	$627	Discounted cash flow	Prepayment speed (CPR) Discount rate	15.0% - 60.0% (19.7%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$47	Discounted cash flow	Prepayment speed (CPR) Discount rate	18.0% - 23.7% (18.5%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$3,788	Relative value analysis	TBA MBS broker quotes Fall-out ratio(3)	97.9% – 105.0% (102.1%) of par 19.9% - 38.5% (37.5%)	Increase Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$3	Relative value analysis	TBA MBS broker quotes Fall-out ratio(3)	100.7% – 101.5% (101.0%) of par 19.9% - 38.5% (37.5%)	Increase Decrease

Mandatory loan sale commitments	$31	Relative value analysis	Investor quotes TBA MBS broker quotes Roll-forward costs(4)	103.7% of par 104.6% - 106.1% (104.9%) of par 0.0180%	Decrease Decrease Decrease

(1)	The range is based on the historical estimated fair values and management estimates.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2016 and 2015 were as follows:

	June 30, 2016
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$834,863	$844,124	$—	$—	$844,124
Investment securities - held to maturity	$39,979	$40,438	$—	$40,438	$—
FHLB – San Francisco stock	$8,094	$8,094	$—	$8,094	$—

Financial liabilities:
Deposits	$926,384	$896,033	$—	$—	$896,033
Borrowings	$91,299	$95,898	$—	$—	$95,898

	June 30, 2015
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$809,716	$815,385	$—	$—	$815,385
Investment securities - held to maturity	$800	$800	$—	$800	$—
FHLB – San Francisco stock	$8,094	$8,094	$—	$8,094	$—

Financial liabilities:
Deposits	$924,086	$895,664	$—	$—	$895,664
Borrowings	$91,367	$93,219	$—	$—	$93,219

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

Investment securities - held to maturity: The investment securities - held to maturity consist of time deposits at CRA qualified minority financial institutions and U.S. government agency MBS. Due to the short-term nature of the time deposits, the principal balance approximated fair value (Level 2). For the MBS, the Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2).

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
June 30, 2016

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the fiscal year ended June 30, 2016, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

The following tables illustrate the Corporation’s operating segments for the fiscal years ended June 30, 2016, 2015 and 2014, respectively:

	For the Year Ended June 30, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$28,261	$4,068	$32,329
Recovery from the allowance for loan losses	(1,608)	(107)	(1,715)
Net interest income, after recovery from the allowance for loan losses	29,869	4,175	34,044

Non-interest income:
Loan servicing and other fees	568	500	1,068
Gain on sale of loans, net	25	31,496	31,521
Deposit account fees	2,319	—	2,319
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(52)	(43)	(95)
Card and processing fees	1,448	—	1,448
Other	800	—	800
Total non-interest income	5,108	31,953	37,061

Non-interest expense:
Salaries and employee benefits	18,165	24,444	42,609
Premises and occupancy	2,959	1,687	4,646
Operating and administrative expenses	4,710	6,294	11,004
Total non-interest expense	25,834	32,425	58,259
Income before taxes	9,143	3,703	12,846
Provision for income taxes	3,815	1,557	5,372
Net income	$5,328	$2,146	$7,474
Total assets, end of period	$981,720	$189,661	$1,171,381

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

(In Thousands)	Year Ended June 30, 2015
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$28,105	$5,170	$33,275
Recovery from the allowance for loan losses	(1,287)	(100)	(1,387)
Net interest income, after recovery from the allowance for loan losses	29,392	5,270	34,662

Non-interest income:
Loan servicing and other fees	361	724	1,085
Gain on sale of loans, net	36	34,174	34,210
Deposit account fees	2,412	—	2,412
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	304	(22)	282
Card and processing fees	1,406	—	1,406
Other	992	—	992
Total non-interest income	5,511	34,876	40,387

Non-interest expense:
Salaries and employee benefits	18,295	23,323	41,618
Premises and occupancy	2,944	1,722	4,666
Operating and administrative expenses	4,602	7,083	11,685
Total non-interest expenses	25,841	32,128	57,969
Income before income taxes	9,062	8,018	17,080
Provision for income taxes	3,906	3,371	7,277
Net income	$5,156	$4,647	$9,803
Total assets, end of fiscal year	$949,490	$225,065	$1,174,555

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

(In Thousands)	Year Ended June 30, 2014
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$26,734	$3,989	$30,723
Recovery from the allowance for loan losses	(3,080)	(300)	(3,380)
Net interest income, after recovery from the allowance for loan losses	29,814	4,289	34,103

Non-interest income:
Loan servicing and other fees	504	573	1,077
Gain on sale of loans, net	411	25,388	25,799
Deposit account fees	2,469	—	2,469
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	15	3	18
Card and processing fees	1,370	—	1,370
Other	942	—	942
Total non-interest income	5,711	25,964	31,675

Non-interest expense:
Salaries and employee benefits	15,435	22,609	38,044
Premises and occupancy	2,601	1,867	4,468
Operating and administrative expenses	4,272	7,384	11,656
Total non-interest expenses	22,308	31,860	54,168
Income (loss) before income taxes	13,217	(1,607)	11,610
Provision (benefit) for income taxes	5,629	(625)	5,004
Net income (loss)	$7,588	$(982)	$6,606
Total assets, end of fiscal year	$946,260	$159,369	$1,105,629

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the fiscal years ended June 30, 2016, 2015 and 2014 were $468,000, $508,000 and $216,000, respectively.

3.
PBM receives a discount (loss on sale of loans) or a premium (gain on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The (loss) gain on sale of loans in the fiscal years ended June 30, 2016, 2015 and 2014 was $(55,000), $(106,000) and $12,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the fiscal years ended June 30, 2016, 2015 and 2014 were $108,000, $109,000 and $74,000, respectively.

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the fiscal years ended June 30, 2016, 2015 and 2014 were $452,000, $370,000 and $360,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the fiscal years ended June 30, 2016, 2015 and 2014 were $113,000, $113,000 and $133,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the fiscal years ended June 30, 2016, 2015 and 2014 were $195,000, $193,000 and $194,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the fiscal years ended June 30, 2016, 2015 and 2014 was $1.8 million, $1.8 million and $1.9 million, respectively.

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2016 and 2015 and condensed statements of operations, comprehensive income and cash flows for the fiscal years ended June 30, 2016, 2015 and 2014.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2016	2015

Assets
Cash and cash equivalents	$12,835	$14,829
Investment in subsidiary	120,563	126,348
Other assets	105	20
	$133,503	$141,197

Liabilities and Stockholders’ Equity
Other liabilities	$52	$60
Stockholders’ equity	133,451	141,137
	$133,503	$141,197

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2016	2015	2014

Dividend from the Bank	$15,000	$25,000	$27,500
Interest and other income	52	57	20
Total income	15,052	25,057	27,520

General and administrative expenses	808	860	838
Earnings before income taxes and equity in undistributed earnings of the Bank	14,244	24,197	26,682

Income tax benefit	(317)	(337)	(337)
Earnings before equity in undistributed earnings of the Bank	14,561	24,534	27,019

Equity in undistributed earnings of the Bank	(7,087)	(14,731)	(20,413)
Net income	$7,474	$9,803	$6,606

Condensed Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2016	2015	2014

Net income	$7,474	$9,803	$6,606

Other comprehensive income	—	—	—

Total comprehensive income	$7,474	$9,803	$6,606

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2016	2015	2014

Cash flows from operating activities:
Net income	$7,474	$9,803	$6,606
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	7,087	14,731	20,413
(Increase) decrease in other assets	(85)	(1)	40
(Decrease) increase in other liabilities	(8)	24	(203)
Net cash provided by operating activities	14,468	24,557	26,856

Cash flow from financing activities:
Exercise of stock options	590	380	385
Treasury stock purchases	(13,038)	(12,680)	(17,182)
Cash dividends	(4,014)	(4,055)	(3,964)
Net cash used for financing activities	(16,462)	(16,355)	(20,761)
Net (decrease) increase in cash and cash equivalents	(1,994)	8,202	6,095
Cash and cash equivalents at beginning of year	14,829	6,627	532
Cash and cash equivalents at end of year	$12,835	$14,829	$6,627

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Note 19: Quarterly Results of Operations (Unaudited)

The following tables set forth the quarterly financial data for the fiscal years ended June 30, 2016 and 2015:

	For Fiscal Year 2016
(Dollars In Thousands, Except Per Share Amount)	For the Year Ended June 30, 2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$39,304	$10,438	$9,646	$9,363	$9,857
Interest expense	6,975	1,676	1,734	1,774	1,791
Net interest income	32,329	8,762	7,912	7,589	8,066

Recovery from the allowance for loan losses	(1,715)	(621)	(694)	(362)	(38)
Net interest income, after recovery from the allowance for loan losses	34,044	9,383	8,606	7,951	8,104

Non-interest income	37,061	10,590	8,424	7,598	10,449
Non-interest expense	58,259	15,555	14,485	13,859	14,360
Income before income taxes	12,846	4,418	2,545	1,690	4,193

Provision for income taxes	5,372	1,863	1,051	708	1,750
Net income	$7,474	$2,555	$1,494	$982	$2,443

Basic earnings per share	$0.90	$0.32	$0.18	$0.12	$0.29
Diluted earnings per share	$0.88	$0.31	$0.18	$0.11	$0.28

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

Note 20: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the fiscal years ended June 30, 2016, 2015 and 2014:

	Unrealized Gains and Losses on
(Dollars In Thousands, Net of Statutory Taxes)	Investment Securities Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2013	$498	$56	$554

Other comprehensive loss before reclassifications	(147)	(21)	(168)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(147)	(21)	(168)

Ending balance at June 30, 2014	351	35	386

Other comprehensive (loss) income before reclassifications	(57)	2	(55)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(57)	2	(55)

Ending balance at June 30, 2015	294	37	331

Other comprehensive loss before reclassifications	(66)	(10)	(76)
Amount reclassified from accumulated other comprehensive income	58	—	58
Net other comprehensive loss	(8)	(10)	(18)

Ending balance at June 30, 2016	$286	$27	$313

There were no significant items reclassified out of AOCI for the fiscal years ended June 30, 2016, 2015 and 2014.

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
June 30, 2016

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation’s Consolidated Statements of Financial Condition, and the gross amount not offset in the Corporation’s Consolidated Statements of Financial Condition as of the dates indicated.

As of June 30, 2016:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$3,196	$—	$3,196	$—	$—	$3,196
Total	$3,196	$—	$3,196	$—	$—	$3,196

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

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

Note 22: Subsequent Event

On July 25, 2016, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.13 per share, reflecting an 8% increase from the $0.12 per share paid on June 7, 2016.  Shareholders of the Corporation’s common stock at the close of business on August 15, 2016 were entitled to receive the cash dividend, which was paid on September 5, 2016.

Exhibit Index

13	2016 Annual Report to Stockholders

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.