Form 10-Q
period 2016-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2016-11-07
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 4, 2016
Common stock, $ 0.01 par value, per share	7,989,516 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2016 and June 30, 2016	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2016 and 2015	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters Ended September 30, 2016 and 2015	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2016 and 2015	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2016 and 2015	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	36
	Safe-Harbor Statement	37
	Critical Accounting Policies	38
	Executive Summary and Operating Strategy	38
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	39
	Comparison of Financial Condition at September 30, 2016 and June 30, 2016	40
	Comparison of Operating Results
	for the Quarters Ended September 30, 2016 and 2015	42
	Asset Quality	47
	Loan Volume Activities	55
	Liquidity and Capital Resources	56
	Supplemental Information	58

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	58

ITEM 4 -	Controls and Procedures	60

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	60
ITEM 1A -	Risk Factors	61
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	61
ITEM 3 -	Defaults Upon Senior Securities	61
ITEM 4 -	Mine Safety Disclosures	61
ITEM 5 -	Other Information	61
ITEM 6 -	Exhibits	61

SIGNATURES		64

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
In Thousands, Except Share Information

	September 30, 2016	June 30, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$39,443	$51,206
Investment securities – held to maturity, at cost	36,290	39,979
Investment securities – available for sale, at fair value	10,778	11,543
Loans held for investment, net of allowance for loan losses of $8,725 and $8,670, respectively; includes $5,529 and $5,159 at fair value, respectively	853,958	840,022
Loans held for sale, at fair value	264,379	189,458
Accrued interest receivable	3,078	2,781
Real estate owned, net	3,496	2,706
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,094	8,094
Premises and equipment, net	5,879	6,043
Prepaid expenses and other assets	17,119	19,549

Total assets	$1,242,514	$1,171,381

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$74,963	$71,158
Interest-bearing deposits	868,539	855,226
Total deposits	943,502	926,384

Borrowings	146,281	91,299
Accounts payable, accrued interest and other liabilities	19,508	20,247
Total liabilities	1,109,291	1,037,930

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,848,365 and 17,847,365 shares issued; 7,978,166 and 7,975,250 shares outstanding, respectively)	178	178
Additional paid-in capital	91,633	90,802
Retained earnings	192,227	191,666
Treasury stock at cost (9,870,199 and 9,872,115 shares, respectively)	(151,095)	(149,508)
Accumulated other comprehensive income, net of tax	280	313

Total stockholders’ equity	133,223	133,451

Total liabilities and stockholders’ equity	$1,242,514	$1,171,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended September 30,
	2016	2015
Interest income:
Loans receivable, net	$10,480	$9,490
Investment securities	84	67
FHLB – San Francisco stock	185	200
Interest-earning deposits	55	100
Total interest income	10,804	9,857

Interest expense:
Checking and money market deposits	98	117
Savings deposits	144	168
Time deposits	772	858
Borrowings	702	648
Total interest expense	1,716	1,791

Net interest income	9,088	8,066
Recovery from the allowance for loan losses	(150)	(38)
Net interest income, after recovery from the allowance for loan losses	9,238	8,104

Non-interest income:
Loan servicing and other fees	267	111
Gain on sale of loans, net	7,996	8,924
Deposit account fees	550	610
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(103)	229
Card and processing fees	364	362
Other	178	213
Total non-interest income	9,252	10,449

Non-interest expense:
Salaries and employee benefits	11,314	10,792
Premises and occupancy	1,289	1,108
Equipment	362	379
Professional expenses	505	500
Sales and marketing expenses	296	262
Deposit insurance premiums and regulatory assessments	248	262
Other	1,618	1,057
Total non-interest expense	15,632	14,360

Income before income taxes	2,858	4,193
Provision for income taxes	1,264	1,750
Net income	$1,594	$2,443

Basic earnings per share	$0.20	$0.29
Diluted earnings per share	$0.20	$0.28
Cash dividends per share	$0.13	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended September 30,
	2016	2015
Net income	$1,594	$2,443

Change in unrealized holding loss on securities available for sale	(57)	(53)
Reclassification of (gains) losses to net income	—	—
Other comprehensive loss, before income taxes	(57)	(53)

Income tax benefit	(24)	(22)
Other comprehensive loss	(33)	(31)

Total comprehensive income	$1,561	$2,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended September 30, 2016 and 2015:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2016	7,975,250	$178	$90,802	$191,666	$(149,508)	$313	$133,451

Net income				1,594			1,594
Other comprehensive loss						(33)	(33)
Purchase of treasury stock(1)	(85,834)				(1,662)		(1,662)
Exercise of stock options	1,000	—	17				17
Distribution of restricted stock	87,750						—
Amortization of restricted stock			362				362
Awards of restricted stock			(136)		136		—
Forfeiture of restricted stock			61		(61)		—
Stock options expense			340				340
Tax effect from stock based compensation			187				187
Cash dividends(2)				(1,033)			(1,033)

Balance at September 30, 2016	7,978,166	$178	$91,633	$192,227	$(151,095)	$280	$133,223

(1) Includes the repurchase of 25,598 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.13 per share were paid in the quarter ended September 30, 2016.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2015	8,634,607	$177	$88,893	$188,206	$(136,470)	$331	$141,137

Net income				2,443			2,443
Other comprehensive loss						(31)	(31)
Purchase of treasury stock(1)	(220,429)				(3,649)		(3,649)
Exercise of stock options	13,000	1	95				96
Distribution of restricted stock	2,500						—
Amortization of restricted stock			161				161
Stock options expense			128				128
Tax effect from stock based compensation			1				1
Cash dividends(2)				(1,032)			(1,032)

Balance at September 30, 2015	8,429,678	$178	$89,278	$189,617	$(140,119)	$300	$139,254

(1) Includes the repurchase of 4,500 shares from a cashless stock option exercise.
(2) Cash dividends of $0.12 per share were paid in the quarter ended September 30, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,594	$2,443
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	697	307
Recovery from the allowance for loan losses	(150)	(38)
Provision (recovery) of losses on real estate owned	100	(161)
Gain on sale of loans, net	(7,996)	(8,924)
Gain on sale of real estate owned, net	(54)	(30)
Stock-based compensation	702	289
Provision (benefit) for deferred income taxes	1,420	(632)
Tax effect from stock based compensation	(187)	(1)
Increase in accounts payable, accrued interest and other liabilities	1,327	1,617
(Increase) decrease in prepaid expenses and other assets	(361)	1,711
Loans originated for sale	(647,342)	(540,289)
Proceeds from sale of loans	579,698	613,940
Net cash (used for) provided by operating activities	(70,552)	70,232

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(15,097)	7,289
Principal payments from investment securities available for sale	4,048	650
Proceeds from sale of real estate owned	307	463
Purchase of premises and equipment	(78)	(71)
Net cash (used for) provided by investing activities	(10,820)	8,331

Cash flows from financing activities:
Increase in deposits, net	17,118	780
Proceeds from short-term borrowings, net	35,000	—
Proceeds from long-term borrowings	20,000	—
Repayments of long-term borrowings	(18)	(16)
Exercise of stock options	17	96
Tax effect from stock based compensation	187	1
Cash dividends	(1,033)	(1,032)
Treasury stock purchases	(1,662)	(3,649)
Net cash provided by (used for) financing activities	69,609	(3,820)

Net (decrease) increase in cash and cash equivalents	(11,763)	74,743
Cash and cash equivalents at beginning of period	51,206	81,403
Cash and cash equivalents at end of period	$39,443	$156,146
Supplemental information:
Cash paid for interest	$1,671	$1,788
Cash paid for income taxes	$100	$—
Transfer of loans held for sale to held for investment	$760	$1,552
Real estate acquired in the settlement of loans	$1,298	$1,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2016 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2016.  The results of operations for the quarter ended September 30, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoptions that are applicable to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2016.

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

As of September 30, 2016 and 2015, there were outstanding options to purchase 932,000 shares and 1.0 million shares of the Corporation’s common stock, respectively, of which 200,000 shares and 236,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2016 and 2015, there were outstanding restricted stock awards of 110,250 shares and 197,500 shares, respectively, all of which have dilutive effects.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2016 and 2015, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended September 30,
	2016	2015
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,594	$2,443

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,948	8,566

Effect of dilutive shares:
Stock options	158	111
Restricted stock	48	67

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	8,154	8,744

Basic earnings per share	$0.20	$0.29
Diluted earnings per share	$0.20	$0.28

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2016 and 2015, respectively.

	For the Quarter Ended September 30, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,575	$1,513	$9,088
Provision (recovery) for loan losses	36	(186)	(150)
Net interest income, after provision (recovery) for loan losses	7,539	1,699	9,238

Non-interest income:
Loan servicing and other fees (1)	69	198	267
Gain on sale of loans, net (2)	1	7,995	7,996
Deposit account fees	550	—	550
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(105)	2	(103)
Card and processing fees	364	—	364
Other	178	—	178
Total non-interest income	1,057	8,195	9,252

Non-interest expense:
Salaries and employee benefits	4,894	6,420	11,314
Premises and occupancy	856	433	1,289
Operating and administrative expenses	1,147	1,882	3,029
Total non-interest expense	6,897	8,735	15,632
Income before income taxes	1,699	1,159	2,858
Provision for income taxes	777	487	1,264
Net income	$922	$672	$1,594
Total assets, end of period	$977,964	$264,550	$1,242,514

(1)	Includes an inter-company charge of $95 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $59 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,903	$1,163	$8,066
Provision (recovery) for loan losses	12	(50)	(38)
Net interest income after provision (recovery) for loan losses	6,891	1,213	8,104

Non-interest income:
Loan servicing and other fees (1)	144	(33)	111
Gain on sale of loans, net (2)	1	8,923	8,924
Deposit account fees	610	—	610
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	224	5	229
Card and processing fees	362	—	362
Other	213	—	213
Total non-interest income	1,554	8,895	10,449

Non-interest expense:
Salaries and employee benefits	4,553	6,239	10,792
Premises and occupancy	696	412	1,108
Operating and administrative expenses	989	1,471	2,460
Total non-interest expense	6,238	8,122	14,360
Income before income taxes	2,207	1,986	4,193
Provision for income taxes	915	835	1,750
Net income	$1,292	$1,151	$2,443
Total assets, end of period	$1,013,345	$163,892	$1,177,237

(1)	Includes an inter-company charge of $65 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $108 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2016 and June 30, 2016 were as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
U.S. government sponsored enterprise MBS (1)	35,490	459	—	35,949	35,490
Total investment securities - held to maturity	$36,290	$459	$—	$36,749	$36,290

Available for sale:
U.S. government agency MBS	$5,906	$225	$—	$6,131	$6,131
U.S. government sponsored enterprise MBS	3,875	212	—	4,087	4,087
Private issue CMO (2)	556	4	—	560	560
Total investment securities - available for sale	$10,337	$441	$—	$10,778	$10,778
Total investment securities	$46,627	$900	$—	$47,527	$47,068

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
U.S. government sponsored enterprise MBS	39,179	459	—	39,638	39,179
Total investment securities - held to maturity	$39,979	$459	$—	$40,438	$39,979

Available for sale:
U.S. government agency MBS	$6,308	$264	$—	$6,572	$6,572
U.S. government sponsored enterprise MBS	3,998	225	—	4,223	4,223
Private issue CMO	598	4	(1)	601	601
Common stock - community development financial institution	147	—	—	147	147
Total investment securities - available for sale	$11,051	$493	$(1)	$11,543	$11,543
Total investment securities	$51,030	$952	$(1)	$51,981	$51,522

In the first quarters of fiscal 2017 and 2016, the Corporation received MBS principal payments of $4.0 million and $650,000, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the first quarter of fiscal 2017 and 2016. In the first quarter of fiscal 2017, the Corporation received the cash proceeds from its equity investment in a community development financial institution, consistent with the purchase agreement between the acquiring institution and the community development financial institution.

The Corporation held investments with an unrealized loss position of $0 at September 30, 2016 and $1,000 at June 30, 2016.

As of June 30, 2016	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale:
Private issue CMO	$103	$1	$—	$—	$103	$1
Total investment securities	$103	$1	$—	$—	$103	$1

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of June 30, 2016, the unrealized holding loss was less than 12 months. The Corporation does not believe that there are any other-than-temporary impairments on the investment securities at September 30, 2016 and 2015; therefore, no impairment losses were recorded for the quarters ended September 30, 2016 and 2015.

Contractual maturities of investment securities as of September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016		June 30, 2016
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	17,384	17,702	18,904	19,203
Due after ten years	18,106	18,247	20,275	20,435
Total investment securities - held to maturity	$36,290	$36,749	$39,979	$40,438

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	10,337	10,778	10,904	11,396
No stated maturity (common stock)	—	—	147	147
Total investment securities - available for sale	$10,337	$10,778	$11,051	$11,543
Total investment securities	$46,627	$47,527	$51,030	$51,981

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

(In Thousands)	September 30, 2016	June 30, 2016
Mortgage loans:
Single-family	$312,795	$324,497
Multi-family	438,423	415,627
Commercial real estate	100,136	99,528
Construction	15,811	14,653
Other	331	332
Commercial business loans	624	636
Consumer loans	199	203
Total loans held for investment, gross	868,319	855,476

Undisbursed loan funds	(10,447)	(11,258)
Advance payments of escrows	23	56
Deferred loan costs, net	4,788	4,418
Allowance for loan losses	(8,725)	(8,670)
Total loans held for investment, net	$853,958	$840,022

As of September 30, 2016, the Corporation had $10.0 million in mortgage loans that are subject to negative amortization, consisting of $6.9 million in multi-family loans, $3.0 million in single-family loans and $155,000 in commercial real estate loans.  This compares to $10.2 million of negative amortization mortgage loans at June 30, 2016, consisting of $6.9 million in multi-family loans, $3.1 million in single-family loans and $170,000 in commercial real estate loans.  During the first quarters of fiscal 2017 and 2016, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of September 30, 2016 and June 30, 2016, the interest-only ARM loans were $53.7 million and $64.7 million, or 6.2% and 7.6% of loans held for investment, respectively. As of September 30, 2016, the Corporation had $5.5 million of single-family loans, 19 loans, held for investment which were originated for sale but were subsequently transferred to loans held for investment and are carried at fair value. This compares to $5.2 million of single-family loans, 18 loans, held for investment at June 30, 2016 which were originated for sale but were subsequently transferred to loans held for investment and are carried at fair value.

The following table sets forth information at September 30, 2016 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 3% of loans held for investment at September 30, 2016 and June 30, 2016.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$226,639	$14,936	$52,519	$5,697	$13,004	$312,795
Multi-family	67,240	178,065	179,594	10,567	2,957	438,423
Commercial real estate	11,039	39,975	46,163	—	2,959	100,136
Construction	9,556	—	—	—	6,255	15,811
Other	—	—	—	—	331	331
Commercial business loans	107	—	—	—	517	624
Consumer loans	197	—	—	—	2	199
Total loans held for investment, gross	$314,778	$232,976	$278,276	$16,264	$26,025	$868,319

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	September 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$298,937	$432,567	$100,136	$15,811	$331	$530	$199	$848,511
Special Mention	3,879	5,013	—	—	—	—	—	8,892
Substandard	9,979	843	—	—	—	94	—	10,916
Total loans held for investment, gross	$312,795	$438,423	$100,136	$15,811	$331	$624	$199	$868,319

	June 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$309,380	$410,804	$99,528	$14,653	$332	$540	$203	$835,440
Special Mention	4,858	3,974	—	—	—	—	—	8,832
Substandard	10,259	849	—	—	—	96	—	11,204
Total loans held for investment, gross	$324,497	$415,627	$99,528	$14,653	$332	$636	$203	$855,476

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

The following table summarizes the Corporation’s allowance for loan losses at September 30, 2016 and June 30, 2016:

(In Thousands)	September 30, 2016	June 30, 2016
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$4,575	$4,933
Multi-family	3,186	2,800
Commercial real estate	854	848
Construction	53	31
Other	7	7
Commercial business loans	22	23
Consumer loans	8	8
Total collectively evaluated allowance	8,705	8,650

Individually evaluated for impairment:
Commercial business loans	20	20
Total individually evaluated allowance	20	20
Total loan loss allowance	$8,725	$8,670

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended September 30,
(Dollars in Thousands)	2016	2015

Allowance at beginning of period	$8,670	$8,724

Recovery from the allowance for loan losses	(150)	(38)

Recoveries:
Mortgage loans:
Single-family	263	69
Multi-family	7	56
Commercial real estate	—	216
Commercial business loans	—	85
Consumer loans	1	—
Total recoveries	271	426

Charge-offs:
Mortgage loans:
Single-family	(66)	(78)
Total charge-offs	(66)	(78)

Net recoveries	205	348
Balance at end of period	$8,725	$9,034

Allowance for loan losses as a percentage of gross loans held for investment	1.01%	1.11%
Net recoveries as a percentage of average loans receivable, net, during the period (annualized)	(0.08)%	(0.14)%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	79.93%	57.33%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	September 30, 2016
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$301,433	$1,383	$9,979	$312,795
Multi-family	437,580	—	843	438,423
Commercial real estate	100,136	—	—	100,136
Construction	15,811	—	—	15,811
Other	331	—	—	331
Commercial business loans	530	—	94	624
Consumer loans	197	2	—	199
Total loans held for investment, gross	$856,018	$1,385	$10,916	$868,319

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2016
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$312,595	$1,644	$10,258	$324,497
Multi-family	414,777	—	850	415,627
Commercial real estate	99,528	—	—	99,528
Construction	14,653	—	—	14,653
Other	332	—	—	332
Commercial business loans	540	—	96	636
Consumer loans	203	—	—	203
Total loans held for investment, gross	$842,628	$1,644	$11,204	$855,476

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670
(Recovery) provision for loan losses	(555)	379	6	22	—	(1)	(1)	(150)
Recoveries	263	7	—	—	—	—	1	271
Charge-offs	(66)	—	—	—	—	—	—	(66)
Allowance for loan losses, end of period	$4,575	$3,186	$854	$53	$7	$42	$8	$8,725

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	4,575	3,186	854	53	7	22	8	8,705
Allowance for loan losses, end of period	$4,575	$3,186	$854	$53	$7	$42	$8	$8,725

Loans held for investment:
Individually evaluated for impairment	$6,634	$377	$—	$—	$—	$94	$—	$7,105
Collectively evaluated for impairment	306,161	438,046	100,136	15,811	331	530	199	861,214
Total loans held for investment, gross	$312,795	$438,423	$100,136	$15,811	$331	$624	$199	$868,319
Allowance for loan losses as a percentage of gross loans held for investment	1.46%	0.73%	0.85%	0.34%	2.11%	6.73%	4.02%	1.01%

	Quarter Ended September 30, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,280	$2,616	$734	$42	$—	$43	$9	$8,724
Provision (recovery) for loan losses	1,039	(729)	(253)	(2)	2	(95)	—	(38)
Recoveries	69	56	216	—	—	85	—	426
Charge-offs	(78)	—	—	—	—	—	—	(78)
Allowance for loan losses, end of period	$6,310	$1,943	$697	$40	$2	$33	$9	$9,034

Allowance for loan losses:
Individually evaluated for impairment	$49	$—	$—	$—	$—	$20	$—	$69
Collectively evaluated for impairment	6,261	1,943	697	40	2	13	9	8,965
Allowance for loan losses, end of period	$6,310	$1,943	$697	$40	$2	$33	$9	$9,034

Loans held for investment:
Individually evaluated for impairment	$8,204	$1,975	$1,016	$—	$—	$107	$—	$11,302
Collectively evaluated for impairment	348,759	353,467	93,564	6,185	72	292	243	802,582
Total loans held for investment, gross	$356,963	$355,442	$94,580	$6,185	$72	$399	$243	$813,884
Allowance for loan losses as a percentage of gross loans held for investment	1.77%	0.55%	0.74%	0.65%	2.78%	8.27%	3.70%	1.11%

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

	At September 30, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$3,383	$—	$3,383	$(781)	$2,602
Without a related allowance(2)	7,708	(1,074)	6,634	—	6,634
Total single-family	11,091	(1,074)	10,017	(781)	9,236

Multi-family:
With a related allowance	466	—	466	(140)	326
Without a related allowance(2)	388	(11)	377	—	377
Total multi-family	854	(11)	843	(140)	703

Commercial business loans:
With a related allowance	94	—	94	(20)	74
Total commercial business loans	94	—	94	(20)	74

Consumer loans:
Without a related allowance(2)	12	(12)	—	—	—
Total consumer loans	12	(12)	—	—	—

Total non-performing loans	$12,051	$(1,097)	$10,954	$(941)	$10,013

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$3,328	$—	$3,328	$(773)	$2,555
Without a related allowance(2)	8,339	(1,370)	6,969	—	6,969
Total single-family	11,667	(1,370)	10,297	(773)	9,524

Multi-family:
With a related allowance	468	—	468	(141)	327
Without a related allowance(2)	400	(18)	382	—	382
Total multi-family	868	(18)	850	(141)	709

Commercial business loans:
With a related allowance	96	—	96	(20)	76
Total commercial business loans	96	—	96	(20)	76

Consumer loans:
Without a related allowance(2)	13	(13)	—	—	—
Total consumer loans	13	(13)	—	—	—

Total non-performing loans	$12,644	$(1,401)	$11,243	$(934)	$10,309

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At September 30, 2016 and June 30, 2016, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended September 30, 2016 and 2015, the Corporation’s average recorded investment in non-performing loans was $11.5 million and $15.3 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended September 30, 2016 and 2015, interest income of $69,000 and $101,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $67,000 and $65,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $39,000 and $66,000 for the quarters ended September 30, 2016 and 2015, respectively, and was not included in the results of operations.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2016 and 2015:

	Quarter Ended September 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,310	$35	$8,032	$3
Multi-family	379	—	2,065	66
Commercial real estate	—	—	1,322	18
	7,689	35	11,419	87

With related allowances:
Mortgage loans:
Single-family	3,230	27	3,801	12
Multi-family	467	5	—	—
Commercial business loans	94	2	107	2
	3,791	34	3,908	14

Total	$11,480	$69	$15,327	$101

For the quarters ended September 30, 2016 and 2015, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters ended September 30, 2016 and 2015, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters ended September 30, 2016 and 2015, there were no loans whose modification was extended beyond the initial maturity of the modification. At September 30, 2016 and June 30, 2016, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of September 30, 2016, the Corporation held 11 restructured loans with a net outstanding balance of $3.7 million: all were classified as substandard and non-accrual.  As of June 30, 2016, the Corporation held 13 restructured loans with a net outstanding balance of $4.6 million:  three were classified as special mention on accrual status ($1.3 million); and 10 were classified as substandard ($3.3 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of September 30, 2016 and June 30, 2016, $1.2 million or 31%, and $1.9 million or 41%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

	At	At
(In Thousands)	September 30, 2016	June 30, 2016
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,650	$3,232
Commercial business loans	74	76
Total	3,724	3,308

Restructured loans on accrual status:
Mortgage loans:
Single-family	—	1,290
Total	—	1,290

Total restructured loans	$3,724	$4,598

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At September 30, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,489	$—	$1,489	$(298)	$1,191
Without a related allowance(2)	3,026	(567)	2,459	—	2,459
Total single-family	4,515	(567)	3,948	(298)	3,650

Commercial business loans:
With a related allowance	94	—	94	(20)	74
Total commercial business loans	94	—	94	(20)	74

Total restructured loans	$4,609	$(567)	$4,042	$(318)	$3,724

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

During the quarter ended September 30, 2016, three properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold.  This compares to the quarter ended September 30, 2015 when two properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold. As of September 30, 2016, the net fair value of real estate owned was $3.5 million, comprised of five properties located in California and one property located in Arizona.  This compares to the real estate owned net fair value of $2.7 million at June 30, 2016, comprised of three properties located in California and one property located in Nevada.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2016 and June 30, 2016, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $179.9 million and $191.7 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2016	June 30, 2016
(In Thousands)

Undisbursed loan funds - Construction loans	$10,447	$11,258
Undisbursed lines of credit – Mortgage loans	20	20
Undisbursed lines of credit – Commercial business loans	778	821
Undisbursed lines of credit – Consumer loans	668	674
Commitments to extend credit on loans to be held for investment	5,946	9,955
Total	$17,859	$22,728

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters ended September 30, 2016 and 2015.

	For the Quarters Ended September 30,
(In Thousands)	2016	2015
Balance, beginning of the period	$204	$76
Recovery	(31)	(11)
Balance, end of the period	$173	$65

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At September 30, 2016, $2.6 million was included in other assets and $1.4 million was included in other liabilities; at June 30, 2016, $3.8 million was included in other assets and $3.2 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments on the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2016 and 2015 was as follows:

	For the Quarters Ended September 30,
Derivative Financial Instruments	2016	2015
(In Thousands)
Commitments to extend credit on loans to be held for sale	$(1,211)	$1,005
Mandatory loan sale commitments and TBA MBS trades	1,797	(2,433)
Option contracts, net	(22)	(88)
Total net gain (loss)	$564	$(1,516)

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	September 30, 2016		June 30, 2016
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$173,937	$2,574	$181,780	$3,785
Best efforts loan sale commitments	(31,761)	—	(29,576)	—
Mandatory loan sale commitments and TBA MBS trades	(372,758)	(1,399)	(302,727)	(3,196)
Option contracts, net	(5,000)	22	(5,000)	—
Total	$(235,582)	$1,197	$(155,523)	$589

(1)	Net of 32.6% at September 30, 2016 and 37.5% at June 30, 2016 of commitments which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of September 30, 2016:
Loans held for investment, at fair value	$5,529	$5,657	$(128)
Loans held for sale, at fair value	$264,379	$254,779	$9,600

As of June 30, 2016:
Loans held for investment, at fair value	$5,159	$5,324	$(165)
Loans held for sale, at fair value	$189,458	$181,380	$8,078

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

Investment securities - available for sale are primarily comprised of U.S. government agency MBS and U.S. government sponsored enterprise MBS.  The Corporation utilizes quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2) and broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3).

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

Loans held for investment at fair value are primarily single-family loans which have been transferred from loans held for sale.  The fair value is determined by the quoted secondary-market prices which account for interest rate characteristics, which are adjusted for management estimates of the specific credit risk attributes of each loan (Level 3).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$6,131	$—	$6,131
U.S. government sponsored enterprise MBS	—	4,087	—	4,087
Private issue CMO	—	—	560	560
Investment securities - available for sale	—	10,218	560	10,778

Loans held for investment, at fair value	—	—	5,529	5,529
Loans held for sale, at fair value	—	264,379	—	264,379
Interest-only strips	—	—	42	42

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	2,598	2,598
Mandatory loan sale commitments	—	—	30	30
Option contracts	—	—	22	22
Derivative assets	—	—	2,650	2,650
Total assets	$—	$274,597	$8,781	$283,378

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$24	$24
Mandatory loan sale commitments	—	—	54	54
TBA MBS trades	—	1,375	—	1,375
Derivative liabilities	—	1,375	78	1,453
Total liabilities	$—	$1,375	$78	$1,453

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$6,572	$—	$6,572
U.S. government sponsored enterprise MBS	—	4,223	—	4,223
Private issue CMO	—	—	601	601
Common stock - community development financial institution	—	147	—	147
Investment securities - available for sale	—	10,942	601	11,543

Loans held for investment, at fair value	—	—	5,159	5,159
Loans held for sale, at fair value	—	189,458	—	189,458
Interest-only strips	—	—	47	47

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	3,788	3,788
Derivative assets	—	—	3,788	3,788
Total assets	$—	$200,400	$9,595	$209,995

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$3	$3
Mandatory loan sale commitments	—	—	31	31
TBA MBS trades	—	3,165	—	3,165
Derivative liabilities	—	3,165	34	3,199
Total liabilities	$—	$3,165	$34	$3,199

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2016
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2016	$601	$5,159	$47	$3,785	$(31)	$—	$9,561
Total gains or losses (realized/unrealized):
Included in earnings	—	38	—	(1,211)	(5)	(22)	(1,200)
Included in other comprehensive income (loss)	1	—	(5)	—	—	—	(4)
Purchases	—	—	—	—	—	44	44
Issuances	—	—	—	—	—	—	—
Settlements	(42)	(428)	—	—	12	—	(458)
Transfers in and/or out of Level 3	—	760	—	—	—	—	760
Ending balance at September 30, 2016	$560	$5,529	$42	$2,574	$(24)	$22	$8,703

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Quarter Ended September 30, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at June 30, 2015	$717	$151	$—	$63	$1,499	$(71)	$192	$2,551
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	(155)	—	1,005	(96)	(88)	666
Included in other comprehensive (loss) income	(1)	—	—	(3)	—	—	—	(4)
Purchases	—	—	—	—	—	—	89	89
Issuances	—	—	—	—	—	—	—	—
Settlements	(25)	—	(638)	—	—	17	(136)	(782)
Transfers in and/or out of Level 3	—	—	4,829	—	—	—	—	4,829
Ending balance at September 30, 2015	$691	$151	$4,036	$60	$2,504	$(150)	$57	$7,349

(1)	Common stock of a community development financial institution.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,012	$3,001	$10,013
MSA	—	—	588	588
Real estate owned, net	—	3,496	—	3,496
Total	$—	$10,508	$3,589	$14,097

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,350	$2,959	$10,309
MSA	—	—	627	627
Real estate owned, net	—	2,706	—	2,706
Total	$—	$10,056	$3,586	$13,642

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of September 30, 2016:

(Dollars In Thousands)	Fair Value As of September 30, 2016	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$560	Market comparable pricing	Comparability adjustment	0% – 0.9% (0.7%)	Increase

Loans held for investment, at fair value	$5,529	Relative value analysis	Broker quotes Credit risk factors	100.0% – 107.1% (103.8%) of par 1.2% - 100.0% (5.9%)	Increase Decrease

Non-performing loans	$74	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$2,927	Relative value analysis	Loss severity	20.0% - 45.0% (22.9%)	Decrease

MSA	$588	Discounted cash flow	Prepayment speed (CPR) Discount rate	13.4% - 60.0% (19.7%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$42	Discounted cash flow	Prepayment speed (CPR) Discount rate	15.8% - 21.3% (20.5%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$2,598	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.9% – 105.0% (102.2%) of par 20.2% - 33.5% (32.6%)	Increase Decrease

Mandatory loan sale commitments	$30	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	104.8% - 106.2% (104.9%) of par 0.006%	Decrease Decrease

Option contracts	$22	Relative value analysis	Broker quotes	131.1% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$24	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.4% – 103.0% (100.7%) of par 20.2% - 33.5% (32.6%)	Increase Decrease

Mandatory loan sale commitments	$54	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	100.7% - 107.1% (104.2%) of par 0.006%	Decrease Decrease

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2016 and June 30, 2016 was as follows:

	September 30, 2016
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$36,290	$36,749	—	$36,749	$—
Loans held for investment, not recorded at fair value	$848,429	$854,095	—	—	$854,095
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$943,502	$910,815	—	—	$910,815
Borrowings	$146,281	$149,528	—	—	$149,528

	June 30, 2016
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$39,979	$40,438	—	$40,438	—
Loans held for investment, not recorded at fair value	$834,863	$844,124	—	—	$844,124
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$926,384	$896,033	—	—	$896,033
Borrowings	$91,299	$95,898	—	—	$95,898

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

Investment securities - held to maturity: The investment securities - held to maturity consist of time deposits at CRA qualified minority financial institutions and U.S. government sponsored enterprise MBS. Due to the short-term nature of the time deposits, the principal balance approximated fair value (Level 2). For the MBS, the Corporation utilizes quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2).

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2016, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters ended September 30, 2016 and 2015.

	For the Quarter Ended September 30, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2016	$286	$27	$313

Other comprehensive loss before reclassifications	(30)	(3)	(33)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(30)	(3)	(33)

Ending balance at September 30, 2016	$256	$24	$280

	For the Quarter Ended September 30, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2015	$294	$37	$331

Other comprehensive loss before reclassifications	(29)	(2)	(31)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(29)	(2)	(31)

Ending balance at September 30, 2015	$265	$35	$300

There were no significant items reclassified out of AOCI for the quarters ended September 30, 2016 and 2015.

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

As of September 30, 2016:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$51	$21	$30	$—	$—	$30
Total	$51	$21	$30	$—	$—	$30

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$1,428	$21	$1,407	$—	$—	$1,407
Total	$1,428	$21	$1,407	$—	$—	$1,407

As of June 30, 2016:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$3,196	$—	$3,196	$—	$—	$3,196
Total	$3,196	$—	$3,196	$—	$—	$3,196

Note 11: Subsequent Events

On October 25, 2016, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.13 per share.  Shareholders of the Corporation’s common stock at the close of business on November 15, 2016 will be entitled to receive the cash dividend.  The cash dividend will be payable on December 6, 2016.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At September 30, 2016, the Corporation had total assets of $1.24 billion, total deposits of $943.5 million and total stockholders’ equity of $133.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On July 25, 2016, the Corporation declared a quarterly cash dividend of $0.13 per share for the Corporation’s shareholders of record at the close of business on August 15, 2016, which was paid on September 5, 2016.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 11 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2016. These developments could have an adverse impact on our financial position and our results of operations.  Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2016 Annual Report on Form 10-K ended June 30, 2016 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes to the critical accounting policies as described in the Corporation's 2016 Annual Report on Form 10-K for the period ended June 30, 2016.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at September 30, 2016 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,181	$2,918	$721	$1,180	$7,000
Pension benefits	235	470	470	6,774	7,949
Time deposits	149,641	103,036	46,127	9,950	308,754
FHLB – San Francisco advances	37,854	25,170	35,451	63,282	161,757
FHLB – San Francisco letter of credit	4,000	—	—	—	4,000
FHLB – San Francisco MPF credit enhancement (1)	31	62	62	2,303	2,458
Total	$193,942	$131,656	$82,831	$83,489	$491,918

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of September 30, 2016, the Bank serviced $19.0 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Total assets increased $71.1 million, or six percent, to $1.24 billion at September 30, 2016 from $1.17 billion at June 30, 2016.  The increase was primarily attributable to an increase in loans held for sale and loans held for investment, partly offset by a decrease in cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $11.8 million, or 23 percent, to $39.4 million at September 30, 2016 from $51.2 million at June 30, 2016.  The decrease in the total cash and cash equivalents was primarily attributable to the deployment of excess cash to fund loans held for sale and loans held for investment.

Total investment securities decreased $4.4 million, or nine percent, to $47.1 million at September 30, 2016 from $51.5 million at June 30, 2016.  The decrease was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment increased $14.0 million, or two percent, to $854.0 million at September 30, 2016 from $840.0 million at June 30, 2016.  During the first three months of fiscal 2017, the Corporation originated $35.3 million of loans held for investment, consisting primarily of single-family and multi-family loans.  During the first three months of fiscal 2017, the Corporation also purchased $23.0 million of loans to be held for investment, primarily multi-family loans. Total loan principal payments during the first three months of fiscal 2017 were $50.5 million, up 10 percent from $45.8 million during the comparable period in fiscal 2016, due primarily to higher loan refinance activity.  In addition, real estate owned acquired in the settlement of loans in the first three months of fiscal 2017 and 2016 was $1.3 million and $1.0 million, respectively.  The balance of preferred loans increased $25.3 million, or five percent, to $544.5 million at September 30, 2016, compared to $519.2 million at June 30, 2016, net of undisbursed loan funds of $10.4 million and $11.3 million, respectively, and represented 63 percent and 61 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $11.7 million, or four percent, to $312.8 million at September 30, 2016, compared to $324.5 million at June 30, 2016, and represented approximately 36 percent and 38 percent of loans held for investment, respectively. The change in the mix between the preferred loans and single-family loans was consistent with the Corporation’s strategy to increase the average loan yield.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2016 and June 30, 2016, as a percentage of the total dollar amount outstanding:

As of September 30, 2016

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$98,223	31%	$160,350	51%	$52,740	17%	$1,482	1%	$312,795	100%
Multi-family	74,976	17%	252,897	58%	107,727	24%	2,823	1%	438,423	100%
Commercial real estate	34,056	34%	40,930	41%	25,150	25%	—	—%	100,136	100%
Construction	1,458	9%	10,036	64%	4,317	27%	—	—%	15,811	100%
Other	260	78%	71	22%	—	—%	—	—%	331	100%
Total	$208,973	24%	$464,284	53%	$189,934	22%	$4,305	1%	$867,496	100%

(1)	Other than the Inland Empire.

As of June 30, 2016

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$100,148	31%	$167,574	51%	$55,277	17%	$1,498	1%	$324,497	100%
Multi-family	77,075	18%	245,301	59%	90,409	22%	2,842	1%	415,627	100%
Commercial real estate	34,162	34%	40,066	40%	25,300	26%	—	—%	99,528	100%
Construction	1,457	10%	10,514	72%	2,682	18%	—	—%	14,653	100%
Other	260	78%	72	22%	—	—%	—	—%	332	100%
Total	$213,102	25%	$463,527	54%	$173,668	20%	$4,340	1%	$854,637	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $74.9 million, or 40 percent, to $264.4 million at September 30, 2016 from $189.5 million at June 30, 2016.  The increase was primarily due to the higher volume of loans originated and purchased for sale, $647.3 million during the quarter ended September 30, 2016 as compared to $557.2 million during the quarter ended June 30, 2016 and the timing difference between loan fundings and loan sale settlements.

Total deposits increased by $17.1 million, or two percent, to $943.5 million at September 30, 2016 from $926.4 million at June 30, 2016.  Transaction accounts increased $24.1 million, or four percent, to $641.6 million at September 30, 2016 from $617.5 million at June 30, 2016, while time deposits decreased $7.0 million, or two percent, to $301.9 million at September 30, 2016 from $308.9 million at June 30, 2016. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost transaction accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings increased $55.0 million to $146.3 million, or 60 percent, at September 30, 2016 as compared to $91.3 million at June 30, 2016, primarily due to borrowing short-term FHLB advances to fund increased mortgage banking activity.

Total stockholders’ equity decreased $228,000 to $133.2 million at September 30, 2016 from $133.5 million at June 30, 2016, primarily as a result of stock repurchases totaling $1.7 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and $1.0 million of quarterly cash dividends paid, partly offset by net income of $1.6 million during the first three months of fiscal 2017.

Comparison of Operating Results for the Quarters Ended September 30, 2016 and 2015

The Corporation’s net income for the first quarter of fiscal 2017 was $1.6 million, a decrease of $849,000, or 35 percent, as compared to the same period of fiscal 2016. The decrease in net income for the first quarter of fiscal 2017 was primarily attributable to a decrease in non-interest income and an increase in non-interest expense, partly offset by an increase in net interest income, compared to the same period one year ago.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, deteriorated to 85 percent for the first quarter of fiscal 2017 from 78 percent for the same period of fiscal 2016.  Return on average assets declined 30 basis points to 0.53 percent in the first quarter of fiscal 2017 from 0.83 percent in the same period last year; and return on average equity decreased to 4.79 percent in the first quarter of fiscal 2017 from 6.96 percent in the same period last year.

Diluted earnings per share for the first quarter of fiscal 2017 were $0.20, a 29 percent decrease from $0.28 in the same period last year. The lower percentage decrease in the diluted earnings per share in comparison to the percentage decrease in the net income was primarily attributable to stock repurchases during the last 12 months.

Net Interest Income:

For the Quarters Ended September 30, 2016 and 2015.  Net interest income increased $1.0 million, or 12 percent, to $9.1 million for the first quarter of fiscal 2017 from $8.1 million for the comparable period in fiscal 2016, due to a higher net interest margin and a higher average earning asset balance.  The net interest margin was 3.08 percent in the first quarter of fiscal 2017, a 26 basis points increase from 2.82 percent in the same period of fiscal 2016, primarily due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 22 basis points to 3.67 percent from 3.45 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities decreased by six basis points to 0.64 percent for the first quarter of fiscal 2017 as compared to 0.70 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to the utilization of interest-earning deposits earning a nominal yield to fund higher balances of loans receivable and investment securities, which earned a significantly higher yield. The average balance of interest-earning assets increased $35.9 million, or three percent, to $1.18 billion in the first quarter of fiscal 2017 from $1.14 billion in the comparable period of fiscal 2016, primarily reflecting increases in average loans receivable and investment securities, partly offset by a decrease in average interest-earning deposits. The decrease in average interest-earning deposits was primarily due to the deployment of excess cash to fund loans held for sale and loans held for investment.

Interest Income:

For the Quarters Ended September 30, 2016 and 2015.  Total interest income increased by $947,000, or 10 percent, to $10.8 million for the first quarter of fiscal 2017 from $9.9 million in the same quarter of fiscal 2016.  This increase was primarily due to the higher average balance of loans receivable.

Interest income on loans receivable increased $990,000, or 10 percent, to $10.5 million in the first quarter of fiscal 2017 from $9.5 million for the same quarter of fiscal 2016.  This increase was attributable to a higher average loan balance, partly offset by a lower average loan yield.  The average balance of loans receivable, including loans held for sale, increased by $115.4 million, or 12 percent, to $1.08 billion for the first quarter of fiscal 2017 from $962.6 million in the same quarter of fiscal 2016.  The average balance of loans held for sale increased $80.3 million, or 53 percent, to $231.1 million during the first quarter of fiscal 2017 from $150.8 million in the same quarter of fiscal 2016. The average yield on the loans held for sale decreased by 27 basis points to 3.59 percent in the first quarter of fiscal 2017 from 3.86 percent in the same quarter of fiscal 2016. The average loan yield, including loans held for sale, during the first quarter of fiscal 2017 decreased five basis points to 3.89 percent from 3.94 percent during the same quarter last year, primarily due to the decrease in the average yield of loans held for sale.

Interest income from investment securities increased $17,000, or 25 percent, to $84,000 in the first quarter of fiscal 2017 from $67,000 for the same quarter of fiscal 2016. This increase was attributable to a higher average balance, partly offset by a lower average yield. The average balance of investment securities increased $35.0 million, or 240 percent, to $49.6 million in the first quarter of fiscal 2017 from $14.6 million in the same quarter of fiscal 2016. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities during fiscal 2016, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield decreased 115 basis points to 0.68% in the first quarter of fiscal 2017 from 1.83% in the same quarter of fiscal 2016. The decrease in the average investment securities yield was primarily attributable to the purchases of investment securities which had lower average yields than the existing portfolio and accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2017 was $185,000, down eight percent from $200,000 in the same quarter of fiscal 2016. The average yield decreased 74 basis points to 9.14% in the first quarter of fiscal 2017 from 9.88% in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $55,000 in the first quarter of fiscal 2017, down 45 percent from $100,000 in the same quarter of fiscal 2016.  The decrease was due to a lower average balance, partly offset by a higher average yield in the first quarter of fiscal 2017, as compared to the same quarter last year.  The average balance of the interest-earning deposits in the first quarter of fiscal 2017 was $43.3 million, a decrease of $114.5 million or 73 percent, from $157.8 million in the same quarter of fiscal 2016. The decrease in interest-earning deposits was primarily due to the deployment of excess cash to fund the increase in loans held for sale and loans held for investment, consistent with the Corporation’s interest rate risk management strategy. The average yield increased 25 basis points to 0.50% in the first quarter of fiscal 2017 from 0.25% in the comparable quarter last year, due primarily to the increase in the federal funds rate from 0.25% to 0.50% effective December 17, 2015.

Interest Expense:

For the Quarters Ended September 30, 2016 and 2015.  Total interest expense for the first quarter of fiscal 2017 was $1.7 million as compared to $1.8 million for the same period last year, a decrease of $75,000, or four percent.  This decrease was attributable to a lower average cost of interest-bearing liabilities, partly offset by a higher average balance of interest-bearing liabilities.

Interest expense on deposits for the first quarter of fiscal 2017 was $1.0 million as compared to $1.1 million for the same period last year, a decrease of $129,000, or 11 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost of deposits, partly offset by a slightly higher average balance.  The average cost of deposits decreased six basis points to 0.43 percent during the first quarter of fiscal 2017 from 0.49 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower average cost of transaction accounts and a lower percentage of time deposits to the total deposit balance. The average balance of deposits increased $6.3 million, or one percent, to $932.8 million during the quarter ended September 30, 2016 from $926.5 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the current low interest rate environment.  The average balance of transaction accounts to total deposits in the first quarter of fiscal 2017 was 67 percent, compared to 63 percent in the same period of fiscal 2016.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2017 increased $54,000, or eight percent, to $702,000 from $648,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased $35.5 million, or 39 percent, to $126.9 million during the quarter ended September 30, 2016 from $91.4 million during the same period last year. The average cost of borrowings decreased 62 basis points to 2.19 percent for the quarter ended September 30, 2016 from 2.81 percent in the same quarter last year.  The decrease in average cost of advances was primarily due to the increased utilization of overnight borrowings and short-term advances with a much lower average cost than long-term FHLB advances.

The following tables present the average balance sheets for the quarters ended September 30, 2016 and 2015, respectively:

Average Balance Sheets

	Quarter Ended September 30, 2016			Quarter Ended September 30, 2015
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$1,078,082	$10,480	3.89%	$962,635	$9,490	3.94%
Investment securities	49,597	84	0.68%	14,648	67	1.83%
FHLB – San Francisco stock	8,094	185	9.14%	8,094	200	9.88%
Interest-earning deposits	43,309	55	0.50%	157,784	100	0.25%

Total interest-earning assets	1,179,082	10,804	3.67%	1,143,161	9,857	3.45%

Non interest-earning assets	31,568			31,973

Total assets	$1,210,650			$1,175,134

Interest-bearing liabilities:
Checking and money market accounts (2)	$350,692	98	0.11%	$328,574	117	0.14%
Savings accounts	276,787	144	0.21%	256,911	168	0.26%
Time deposits	305,355	772	1.00%	340,997	858	1.00%

Total deposits	932,834	1,014	0.43%	926,482	1,143	0.49%

Borrowings	126,940	702	2.19%	91,357	648	2.81%

Total interest-bearing liabilities	1,059,774	1,716	0.64%	1,017,839	1,791	0.70%

Non interest-bearing liabilities	17,701			16,799

Total liabilities	1,077,475			1,034,638

Stockholders’ equity	133,175			140,496
Total liabilities and stockholders’ equity	$1,210,650			$1,175,134

Net interest income		$9,088			$8,066

Interest rate spread (3)			3.03%			2.75%
Net interest margin (4)			3.08%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.26%			112.31%
Return on average assets			0.53%			0.83%
Return on average equity			4.79%			6.96%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $168 and $61 for the quarters ended September 30, 2016 and 2015, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $70.6 million and $65.7 million during the quarters ended September 30, 2016 and 2015, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarters ended September 30, 2016 and 2015, respectively:

Rate/Volume Variance

	Quarter Ended September 30, 2016 Compared To Quarter Ended September 30, 2015 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(120)	$1,124	$(14)	$990
Investment securities	(43)	160	(100)	17
FHLB – San Francisco stock	(15)	—	—	(15)
Interest-bearing deposits	98	(72)	(71)	(45)
Total net change in income on interest-earning assets	(80)	1,212	(185)	947

Interest-bearing liabilities:
Checking and money market accounts	(25)	8	(2)	(19)
Savings accounts	(34)	13	(3)	(24)
Time deposits	—	(86)	—	(86)
Borrowings	(142)	252	(56)	54
Total net change in expense on interest-bearing liabilities	(201)	187	(61)	(75)
Net increase (decrease) in net interest income	$121	$1,025	$(124)	$1,022

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended September 30, 2016 and 2015.  During the first quarter of fiscal 2017, the Corporation recorded a recovery from the allowance for loan losses of $150,000, a 295 percent increase from the $38,000 recovery from the allowance for loan losses in the same period of fiscal 2016.  The increase in the recovery was primarily attributable to further improvement in credit quality, partly offset by an increase of the outstanding balance of loans held for investment. Non-performing loans decreased $296,000, or three percent, to $10.0 million at September 30, 2016 as compared to $10.3 million at June 30, 2016 and were $14.8 million at September 30, 2015.  Net recoveries in the first quarter of fiscal 2017 were $205,000 or 0.08 percent (annualized) of average loans receivable, compared to net recoveries of $348,000 or 0.14 percent (annualized) of average loans receivable in the same quarter of fiscal 2016.  Total classified loans, consisting of special mention and substandard loans, were $18.9 million at September 30, 2016 as compared to $19.2 million at June 30, 2016 and to $25.6 million at September 30, 2015.

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

At September 30, 2016, the allowance for loan losses was $8.7 million, comprised of collectively evaluated allowances of $8.7 million and individually evaluated allowances of $20,000; in comparison to the allowance for loan losses of $8.7 million at June 30, 2016, comprised of collectively evaluated allowances of $8.7 million and individually evaluated allowances of $20,000.  The allowance for loan losses as a percentage of gross loans held for investment was 1.01 percent at September 30, 2016 compared to 1.02 percent at June 30, 2016.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2016 and 2015.  Total non-interest income decreased $1.2 million, or 11 percent, to $9.3 million for the quarter ended September 30, 2016 from $10.5 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans and losses on the sale and operations of real estate owned during the current quarter as compared to the comparable period last year.

The net gain on sale of loans decreased $928,000, or 10 percent, to $8.0 million for the first quarter of fiscal 2017 from $8.9 million in the same quarter of fiscal 2016 reflecting the impact of a lower average loan sale margin, partly offset by a higher loan sale volume.  The average loan sale margin for PBM decreased to 1.25 percent in the first quarter of fiscal 2017, down 40 basis points from 1.65 percent in the same period of fiscal 2016.  The decrease in the average loan sale margin for the quarter ended September 30, 2016 was primarily attributable to volatility in loan servicing premiums in the cash markets. Additionally, product composition was less favorable with a higher percentage of loan sales comprised of lower margin products. Refinance transactions rose as a percentage of total volume, particularly from the wholesale channel, and volume also consisted of higher percentage of conventional high balance product. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, increased $100.7 million or 19 percent to $640.3 million in the quarter ended September 30, 2016 from $539.6 million in the comparable quarter last year. The increase in loan sale volume was attributable to the increase in the refinance market as compared to the same period last year. The total refinance loans as percentage of total loans originated by PBM during the first quarter of fiscal 2017 was 58 percent, up from 43 percent in the same quarter of fiscal 2016. The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net gain of $2.1 million in the first quarter of fiscal 2017 as compared to an unfavorable fair-value adjustment net loss of $345,000 in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of September 30, 2016, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $10.8 million, compared to $8.7 million at June 30, 2016 and $7.6 million at September 30, 2015.

Non-Interest Expense:

For the Quarters Ended September 30, 2016 and 2015.  Total non-interest expense in the quarter ended September 30, 2016 was $15.6 million, an increase of $1.2 million, or eight percent, as compared to $14.4 million in the quarter ended September 30, 2015.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits, premises and occupancy expenses and other operating expenses primarily related to mortgage banking operations.

Total salaries and employee benefits expense increased $522,000, or five percent, to $11.3 million in the first quarter of fiscal 2017 from $10.8 million in the same period of fiscal 2016.  The increase was primarily attributable to higher incentive compensation costs related to higher loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) increased $130.1 million, or 23 percent, to $705.6 million in the first quarter of fiscal 2017 from $575.5 million in the comparable quarter in fiscal 2016.

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

For the Quarters Ended September 30, 2016 and 2015.  The income tax provision was $1.3 million for the quarter ended September 30, 2016 as compared to $1.8 million for the same quarter last year.  The effective income tax rate for the quarter ended September 30, 2016 was 44.2 percent as compared to 41.7 percent in the same quarter last year.  The increase in the effective tax rate for the first quarter of fiscal 2017 was due primarily to lower tax benefits related to deferred compensation, as compared to the same quarter last year. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2017 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral primarily located in California, decreased $296,000, or three percent, to $10.0 million at September 30, 2016 from $10.3 million at June 30, 2016.  Non-performing loans as a percentage of loans held for investment improved to 1.17 percent at September 30, 2016 from 1.23 percent at June 30, 2016.  The non-performing loans at September 30, 2016 were primarily comprised of 34 single-family loans ($9.2 million); two multi-family loans ($703,000); one commercial business loan ($74,000); and one consumer loan (fully reserved).  This compares to the $10.3 million of non-performing loans at June 30, 2016 which were primarily comprised of 35 single-family loans ($9.5 million); two multi-family loans ($709,000); one commercial business loan ($76,000); and one consumer loan (fully reserved). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of September 30, 2016, total restructured loans decreased $874,000, or 19 percent, to $3.7 million from $4.6 million at June 30, 2016.  At September 30, 2016 and June 30, 2016, $3.7 million and $3.3 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2016, $1.2 million, or 31 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $1.9 million, or 41 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2016.

Real estate owned was $3.5 million at September 30, 2016, an increase of $790,000 or 29 percent from $2.7 million at June 30, 2016.  Real estate owned at September 30, 2016 was comprised of six single-family properties, five of which are located in California and one is located in Arizona.  The Corporation has not suspended foreclosure activity at any time through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $494,000, or four percent, to $13.5 million or 1.09 percent of total assets at September 30, 2016 from $13.0 million or 1.11 percent of total assets at June 30, 2016.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first three months of fiscal 2017, the Corporation repurchased one loan of $389,000 from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreement, which was subsequently paid off.  This compares to the first three months of fiscal 2016 when the Corporation repurchased four loans, totaling $1.2 million, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, while additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first three months of fiscal 2017, the Corporation did not record a recourse provision and did not settle any claims.  This compares to the first three months of fiscal 2016 when the Corporation had a recourse provision of $3,000 and settled claims for $3,000. As of September 30, 2016, the total recourse reserve for loans sold that are subject to repurchase was $453,000, unchanged from June 30, 2016 and down from $768,000 at September 30, 2015.

Beginning in 2008, in connection with the down turn in the real estate market, the Corporation implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Corporation is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, and there are no assurances that the current recourse reserve will be sufficient to cover all future recourse claims.

The following table shows the summary of the recourse liability for the quarters ended September 30, 2016 and 2015:

	For the Quarters Ended September 30,
Recourse Liability	2016	2015
(In Thousands)

Balance, beginning of the period	$453	$768
Provision for recourse liability	—	3
Net settlements in lieu of loan repurchases	—	(3)
Balance, end of the period	$453	$768

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2016:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$53,659	730	73%	9.29 years
Stated income (5)	$126,061	729	64%	10.73 years
FICO less than or equal to 660	$9,307	645	62%	9.68 years
Over 30-year amortization	$11,750	733	64%	10.91 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $452,000 of “interest only,” $6.5 million of “stated income,” $578,000 of “FICO less than or equal to 660,” and $223,000 of “over 30-year amortization” balances were non-performing.

(2)
Based on borrower's FICO scores at the time of loan origination.  The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2016:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$35,549	1%	—%
Fully amortize between 1 year and 5 years	18,110	—%	3%
Fully amortize after 5 years	—	—%	—%
Total	$53,659	1%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2016:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$124,662	5%	—%
Interest rate reset between 1 year and 5 years	1,399	48%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$126,061	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

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

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at September 30, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD 2016	Total
Loan balance (in thousands)	$225,544	$859	$120	$1,005	$3,838	$3,232	$17,506	$20,131	$29,262	$301,497
Weighted-average LTV (1)	65%	50%	67%	63%	57%	49%	65%	70%	73%	66%
Weighted-average age (in years)	10.77	7.15	5.87	5.17	4.18	3.28	2.16	1.29	0.36	8.43
Weighted-average FICO (2)	730	750	700	711	740	748	746	748	747	734
Number of loans	699	3	1	4	19	23	34	30	50	863

Geographic breakdown (%)
Inland Empire	31%	100%	100%	58%	11%	47%	36%	26%	28%	31%
Southern California (3)	55%	—%	—%	42%	41%	27%	36%	46%	49%	52%
Other California (4)	13%	—%	—%	—%	48%	26%	28%	28%	23%	16%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at September 30, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD 2016	Total
Loan balance (in thousands)	$33,670	$—	$—	$8,000	$24,396	$73,579	$87,154	$95,552	$116,072	$438,423
Weighted-average LTV (1)	44%	—%	—%	53%	54%	56%	55%	54%	50%	52%
Weighted-average DCR (2)	1.55x	—	—	1.54x	1.75x	1.70x	1.66x	1.62x	1.71x	1.66x
Weighted-average age (in years)	11.05	—	—	4.96	4.09	3.15	2.22	1.22	0.29	2.48
Weighted-average FICO (3)	694	—	—	761	722	758	765	758	759	752
Number of loans	68	—	—	11	28	102	105	134	126	574

Geographic breakdown (%)
Inland Empire	25%	—%	—%	10%	16%	34%	12%	17%	9%	17%
Southern California (4)	50%	—%	—%	77%	50%	46%	55%	65%	63%	58%
Other California (5)	17%	—%	—%	13%	34%	20%	33%	18%	28%	24%
Other States	8%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	—%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2016:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$67,240	1%	—%	17%
Interest rate reset or mature between 1 year and 5 years	360,358	—%	—%	5%
Interest rate reset or mature after 5 years	10,825	—%	—%	—%
Total	$438,423	—%	—%	7%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at September 30, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD 2016	Total (5)(6)
Loan balance (in thousands)	$6,897	$—	$349	$738	$13,114	$17,085	$23,738	$21,618	$16,597	$100,136
Weighted-average LTV (1)	40%	—%	55%	59%	48%	47%	46%	43%	53%	47%
Weighted-average DCR (2)	1.60x	—	1.26x	1.47x	1.89x	1.77x	1.93x	1.78x	1.61x	1.78x
Weighted-average age (in years)	10.82	—	6.35	4.77	3.99	3.14	2.17	1.23	0.40	2.71
Weighted-average FICO (2)	707	—	704	770	752	758	756	751	760	753
Number of loans	13	—	2	1	11	21	29	27	20	124

Geographic breakdown (%):
Inland Empire	48%	—%	50%	—%	74%	31%	35%	25%	10%	34%
Southern California (3)	28%	—%	50%	100%	26%	37%	47%	33%	61%	41%
Other California (4)	24%	—%	—%	—%	—%	32%	18%	42%	29%	25%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $38.1 million in Mixed Use; $13.7 million in Retail; $13.3 million in Office; $11.4 million in Mobile Home Park; $6.1 million in Warehouse; $5.1 million in Medical/Dental Office; $4.1 million in Mini-Storage; $3.3 million in Restaurant/Fast Food; $1.8 million in Light Industrial/Manufacturing; $1.6 million in Hotel and Motel and $1.6 million in Automotive – Non Gasoline.

(6)	Consisting of $90.7 million or 90.6 percent in investment properties and $9.4 million or 9.4 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2016:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$13,213	—%	—%	81%
Interest rate reset or mature between 1 year and 5 years	86,923	—%	—%	82%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$100,136	—%	—%	82%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At September 30, 2016	At June 30, 2016
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$5,586	$6,292
Multi-family	703	709
Total	6,289	7,001

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,650	3,232
Commercial business loans	74	76
Total	3,724	3,308

Total non-performing loans	10,013	10,309

Real estate owned, net	3,496	2,706
Total non-performing assets	$13,509	$13,015

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.17%	1.23%

Non-performing loans as a percentage of total assets	0.81%	0.88%

Non-performing assets as a percentage of total assets	1.09%	1.11%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of September 30, 2016:

	Calendar Year of Origination
(In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	YTD 2016	Total
Mortgage loans:
Single-family	$9,146	$—	$—	$—	$90	$—	$—	$—	$—	$9,236
Multi-family	703	—	—	—	—	—	—	—	—	703
Commercial business loans	—	74	—	—	—	—	—	—	—	74
Total	$9,849	$74	$—	$—	$90	$—	$—	$—	$—	$10,013

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of September 30, 2016:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,495	$5,093	$1,648	$—	$9,236
Multi-family	—	326	—	377	703
Commercial business loans	—	74	—	—	74
Total	$2,495	$5,493	$1,648	$377	$10,013

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:

	At September 30, 2016		At June 30, 2016
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$3,879	9	$4,896	14
Multi-family	5,013	6	3,974	4
Total special mention loans	8,892	15	8,870	18

Substandard loans:
Mortgage loans:
Single-family	9,236	36	9,524	37
Multi-family	703	2	709	2
Commercial business loans	74	1	76	1
Consumer loans	—	1	—	1
Total substandard loans	10,013	40	10,309	41

Total classified loans	18,905	55	19,179	59

Real estate owned:
Single-family	3,496	6	2,706	4
Total real estate owned	3,496	6	2,706	4

Total classified assets	$22,401	61	$21,885	63

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters indicated:

	For the Quarters Ended September 30,
(In Thousands)	2016	2015
Loans originated and purchased for sale:
Retail originations	$318,970	$275,098
Wholesale originations and purchases	328,372	265,191
Total loans originated and purchased for sale (1)	647,342	540,289

Loans sold:
Servicing released	(559,013)	(589,590)
Servicing retained	(9,301)	(11,421)
Total loans sold (2)	(568,314)	(601,011)

Loans originated for investment:
Mortgage loans:
Single-family	11,830	5,430
Multi-family	19,041	22,703
Commercial real estate	2,827	6,444
Construction	1,635	382
Other	—	72
Total loans originated for investment (3)	35,333	35,031

Loans purchased for investment:
Mortgage loans:
Single-family	50	193
Multi-family	22,906	—
Total loans purchased for investment (3)	22,956	193

Mortgage loan principal payments	(50,542)	(45,847)
Real estate acquired in settlement of loans	(1,298)	(1,006)
Increase in other items, net (4)	3,380	2,732

Net increase (decrease) in loans held for investment and loans held for sale at fair value	$88,857	$(69,619)

(1)	Includes PBM loans originated and purchased for sale during the quarters ended September 30, 2016 and 2015 totaling $647.3 million and $540.3 million, respectively.

(2)	Includes PBM loans sold during the quarters ended September 30, 2016 and 2015 totaling $568.3 million and $601.0 million, respectively.

(3)	Includes PBM loans originated and purchased for investment during the quarters ended September 30, 2016 and 2015 totaling $11.2 million and $5.6 million, respectively.

(4)
Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair vale of loans held for investment, fair value of loans held for sale, advance payments of escrows and repurchases.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first three months of fiscal 2017 and 2016, the Corporation originated and purchased $705.6 million and $575.5 million of loans, respectively.  The total loans sold in the first three months of fiscal 2017 and 2016 were $568.3 million and $601.0 million, respectively.  At September 30, 2016, the Corporation had loan origination commitments totaling $179.9 million, undisbursed lines of credit totaling $1.5 million and undisbursed construction loan funds totaling $10.4 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first three months of fiscal 2017, the net increase in deposits was $17.1 million or two percent, primarily due to the increase in transaction accounts, partly offset by scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of September 30, 2016, total deposits were $943.5 million. At September 30, 2016, time deposits scheduled to mature in one year or less were $147.5 million and total time deposits with a principal amount of $100,000 or higher were $152.2 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2016, total cash and cash equivalents were $39.4 million, or three percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2016, total borrowings were $146.3 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $257.2 million and the remaining available collateral was $607.9 million.  In addition, the Bank has secured a $42.5 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $45.2 million.  As of September 30, 2016, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2017 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of September 30, 2016.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2016 decreased to 29.9 percent from 31.2 percent for the quarter ended June 30, 2016.

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

At September 30, 2016, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at September 30, 2016 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of September 30, 2016
Tier 1 leverage capital (to adjusted average assets)	$132,889	10.98%	$48,411	4.00%	$60,514	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets) (1)	$132,889	17.00%	$40,064	5.13%	$50,813	6.50%
Tier 1 capital (to risk-weighted assets)	$132,889	17.00%	$51,790	6.63%	$62,539	8.00%
Total capital (to risk-weighted assets)	$141,787	18.14%	$67,425	8.63%	$78,174	10.00%

As of June 30, 2016
Tier 1 leverage capital (to adjusted assets)	$133,081	11.40%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$133,081	17.89%	$38,117	5.13%	$48,343	6.50%
Tier 1 capital (to risk-weighted assets)	$133,081	17.89%	$49,273	6.63%	$59,500	8.00%
Total capital (to risk-weighted assets)	$141,955	19.09%	$64,148	8.63%	$74,375	10.00%

Provident Savings Bank, F.S.B.:

As of September 30, 2016
Tier 1 leverage capital (to adjusted average assets)	$112,827	9.32%	$48,411	4.00%	$60,514	5.00%
CET1 capital (to risk-weighted assets)	$112,827	14.44%	$40,058	5.13%	$50,805	6.50%
Tier 1 capital (to risk-weighted assets)	$112,827	14.44%	$51,782	6.63%	$62,529	8.00%
Total capital (to risk-weighted assets)	$121,725	15.57%	$67,414	8.63%	$78,161	10.00%

As of June 30, 2016
Tier 1 leverage capital (to adjusted assets)	$120,192	10.29%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$120,192	16.16%	$38,112	5.13%	$48,337	6.50%
Tier 1 capital (to risk-weighted assets)	$120,192	16.16%	$49,266	6.63%	$59,491	8.00%
Total capital (to risk-weighted assets)	$129,066	17.36%	$64,139	8.63%	$74,364	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new requirement began to be phased on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year to an amount equal to 2.5% of risk-weighted assets when fully implemented in January 2019.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first three months of fiscal 2017, the Bank paid a cash dividend of $10.0 million to the Corporation; while the Corporation paid $1.0 million of cash dividends to its shareholders.

Supplemental Information

	At September 30, 2016	At June 30, 2016	At September 30, 2015

Loans serviced for others (in thousands)	$105,548	$105,469	$86,658

Book value per share	$16.70	$16.73	$16.52

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2016 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$234,423	$81,315	$1,338,216	17.52%	+558 bp
+300 bp	$219,792	$66,684	$1,330,219	16.52%	+458 bp
+200 bp	$201,980	$48,872	$1,318,194	15.32%	+338 bp
+100 bp	$177,362	$24,254	$1,301,885	13.62%	+168 bp
0 bp	$153,108	$—	$1,282,547	11.94%	0 bp
-100 bp	$132,477	$(20,631)	$1,274,284	10.40%	-154 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2016 (“base case”).

(2)	Derived as the NPV divided by the portfolio value of total assets.

(3)	Derived as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2016 and June 30, 2016.

	At September 30, 2016	At June 30, 2016
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.94%	13.28%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.40%	11.59%
Sensitivity Measure: Change in NPV Ratio	-154 bp	-169 bp.

The pre-shock NPV ratio declined 134 basis points to 11.94% at September 30, 2016 from 13.28% at June 30, 2016 and the post-shock NPV ratio declined 119 basis points to 10.40% at September 30, 2016 from 11.59% at June 30, 2016. The decline of the NPV ratios was primarily attributable to a $10.0 million cash dividend distribution from the Bank to the Corporation in September 2016, partly offset by the net income in the first three months of fiscal 2017.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at September 30, 2016 and June 30, 2016.

At September 30, 2016		At June 30, 2016
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	(5.49)%	+400 bp	(5.20)%
+300 bp	3.10%	+300 bp	4.00%
+200 bp	1.19%	+200 bp	2.05%
+100 bp	(2.47)%	+100 bp	(1.48)%
-100 bp	(18.57)%	-100 bp	(16.10)%

At both September 30, 2016 and June 30, 2016, the Corporation was partially asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore at September 30, 2016, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under plus 100 basis point and plus 400 basis point scenarios.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2016 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations, except as previously disclosed in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2016 and the matter described below.

A wrongful termination lawsuit has been filed by an ex-employee of the Bank and on November 4, 2016 the jury awarded approximately $173,000 of damages to the ex-employee.  The Bank previously established a litigation reserve which is sufficient to cover the damages that were awarded.  However, in addition to the general damages awarded, the jury will also consider, and may award, punitive damages which cannot be estimated, and therefore are not accrued, at the time of the filing of this Form 10-Q.  The Bank has not determined if it will file an appeal regarding this matter.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2016	799	$18.86	799	27,551
August 1 – 31, 2016	49,537	19.29	49,537	375,014
September 1 – 30, 2016	35,498	19.46	9,900	365,114
Total	85,834	$19.36	60,236	365,114

(1)	Represents the remaining shares available for future purchases under the May 2016 stock repurchase plan which became effective upon the completion of the October 2015 stock repurchase plan.

During the quarter ended September 30, 2016, the Corporation purchased 85,834 shares of the Corporation’s common stock at an average cost of $19.36 per share, including the repurchase of 25,598 shares of distributed restricted stock at an average cost of $19.56 per share to cover employee withholding tax obligations, consistent with the distribution. As of September 30, 2016, a total of 31,886 shares or eight percent of the shares authorized in the May 2016 stock repurchase plan have been purchased at an average cost of $19.26 per share, leaving 365,114 shares available for future purchases. During the quarter ended September 30, 2016, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

3.1 (c)	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on December 1, 2014)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

10.4
Form of Severance Agreement with Deborah L. Hill, Robert "Scott" Ritter, Lilian Salter, Donavon P. Ternes, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated February 24, 2012)

10.5	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 12, 2006)

10.6
Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.7
Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.8
Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.9	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2010)

10.13	2013 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 24, 2013)

10.14	Form of Incentive Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2013)

10.15	Form of Non-Qualified Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2013)

10.16	Form of Restricted Stock Agreement for restricted shares awarded under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form 8-K dated November 30, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 7, 2016	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.