Form 10-Q
period 2016-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2017-02-07
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of January 31, 2017
Common stock, $ 0.01 par value, per share	7,952,866 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2016 and June 30, 2016	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2016 and 2015	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Six Months Ended December 31, 2016 and 2015	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2016 and 2015	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2016 and 2015	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	43
	Safe-Harbor Statement	44
	Critical Accounting Policies	45
	Executive Summary and Operating Strategy	45
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	46
	Comparison of Financial Condition at December 31, 2016 and June 30, 2016	47
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2016 and 2015	49
	Asset Quality	58
	Loan Volume Activities	66
	Liquidity and Capital Resources	67
	Supplemental Information	69

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	69

ITEM 4 -	Controls and Procedures	71

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	71
ITEM 1A -	Risk Factors	71
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	72
ITEM 3 -	Defaults Upon Senior Securities	72
ITEM 4 -	Mine Safety Disclosures	72
ITEM 5 -	Other Information	72
ITEM 6 -	Exhibits	72

SIGNATURES		75

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
In Thousands, Except Share Information

	December 31, 2016	June 30, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$82,811	$51,206
Investment securities – held to maturity, at cost	33,369	39,979
Investment securities – available for sale, at fair value	10,278	11,543
Loans held for investment, net of allowance for loan losses of $8,391 and $8,670, respectively; includes $5,964 and $5,159 at fair value, respectively	867,985	840,022
Loans held for sale, at fair value	156,827	189,458
Accrued interest receivable	2,919	2,781
Real estate owned, net	2,949	2,706
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,094	8,094
Premises and equipment, net	5,769	6,043
Prepaid expenses and other assets	21,154	19,549

Total assets	$1,192,155	$1,171,381

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$73,830	$71,158
Interest-bearing deposits	854,843	855,226
Total deposits	928,673	926,384

Borrowings	111,263	91,299
Accounts payable, accrued interest and other liabilities	19,664	20,247
Total liabilities	1,059,600	1,037,930

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,871,115 and 17,847,365 shares issued; 7,915,116 and 7,975,250 shares outstanding, respectively)	179	178
Additional paid-in capital	92,215	90,802
Retained earnings	192,699	191,666
Treasury stock at cost (9,955,999 and 9,872,115 shares, respectively)	(152,802)	(149,508)
Accumulated other comprehensive income, net of tax	264	313

Total stockholders’ equity	132,555	133,451

Total liabilities and stockholders’ equity	$1,192,155	$1,171,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Interest income:
Loans receivable, net	$10,116	$8,979	$20,596	$18,469
Investment securities	128	71	212	138
FHLB – San Francisco stock	458	179	643	379
Interest-earning deposits	101	134	156	234
Total interest income	10,803	9,363	21,607	19,220

Interest expense:
Checking and money market deposits	105	122	203	239
Savings deposits	146	169	290	337
Time deposits	731	835	1,503	1,693
Borrowings	736	648	1,438	1,296
Total interest expense	1,718	1,774	3,434	3,565

Net interest income	9,085	7,589	18,173	15,655
Recovery from the allowance for loan losses	(350)	(362)	(500)	(400)
Net interest income, after recovery from the allowance for loan losses	9,435	7,951	18,673	16,055

Non-interest income:
Loan servicing and other fees	310	306	577	417
Gain on sale of loans, net	6,478	6,044	14,474	14,968
Deposit account fees	552	590	1,102	1,200
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(63)	35	(166)	264
Card and processing fees	361	352	725	714
Other	194	271	372	484
Total non-interest income	7,832	7,598	17,084	18,047

Non-interest expense:
Salaries and employee benefits	10,349	9,971	21,663	20,763
Premises and occupancy	1,235	1,170	2,524	2,278
Equipment	340	430	702	809
Professional expenses	630	472	1,135	972
Sales and marketing expenses	253	334	549	596
Deposit insurance premiums and regulatory assessments	177	250	425	512
Other	1,684	1,232	3,302	2,289
Total non-interest expense	14,668	13,859	30,300	28,219

Income before income taxes	2,599	1,690	5,457	5,883
Provision for income taxes	1,095	708	2,359	2,458
Net income	$1,504	$982	$3,098	$3,425

Basic earnings per share	$0.19	$0.12	$0.39	$0.40
Diluted earnings per share	$0.18	$0.11	$0.38	$0.39
Cash dividends per share	$0.13	$0.12	$0.26	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$1,504	$982	$3,098	$3,425

Change in unrealized holding loss on securities available for sale	(28)	(93)	(84)	(147)
Reclassification of (gains) losses to net income	—	—	—	—
Other comprehensive loss, before income taxes	(28)	(93)	(84)	(147)

Income tax benefit	(12)	(39)	(35)	(62)
Other comprehensive loss	(16)	(54)	(49)	(85)

Total comprehensive income	$1,488	$928	$3,049	$3,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended December 31, 2016 and 2015:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2016	7,978,166	$178	$91,633	$192,227	$(151,095)	$280	$133,223

Net income				1,504			1,504
Other comprehensive loss						(16)	(16)
Purchase of treasury stock	(85,800)				(1,659)		(1,659)
Exercise of stock options	22,750	1	267				268
Amortization of restricted stock			133				133
Awards of restricted stock			(25)		25		—
Forfeiture of restricted stock			73		(73)		—
Stock options expense			142				142
Tax effect from stock-based compensation			(8)				(8)
Cash dividends(1)				(1,032)			(1,032)

Balance at December 31, 2016	7,915,116	$179	$92,215	$192,699	$(152,802)	$264	$132,555

(1) Cash dividends of $0.13 per share were paid in the quarter ended December 31, 2016.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2015	8,429,678	$178	$89,278	$189,617	$(140,119)	$300	$139,254

Net income				982			982
Other comprehensive loss						(54)	(54)
Purchase of treasury stock	(90,955)				(1,634)		(1,634)
Exercise of stock options	7,000	—	52				52
Amortization of restricted stock			133				133
Stock options expense			127				127
Tax effect from stock-based compensation			14				14
Cash dividends(1)				(1,009)			(1,009)

Balance at December 31, 2015	8,345,723	$178	$89,604	$189,590	$(141,753)	$246	$137,865

(1) Cash dividends of $0.12 per share were paid in the quarter ended December 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended December 31, 2016 and 2015:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2016	7,975,250	$178	$90,802	$191,666	$(149,508)	$313	$133,451

Net income				3,098			3,098
Other comprehensive loss						(49)	(49)
Purchase of treasury stock(1)	(171,634)				(3,321)		(3,321)
Exercise of stock options	23,750	1	284				285
Distribution of restricted stock	87,750						—
Amortization of restricted stock			495				495
Awards of restricted stock			(161)		161		—
Forfeitures of restricted stock			134		(134)		—
Stock options expense			482				482
Tax effect from stock-based compensation			179				179
Cash dividends(2)				(2,065)			(2,065)

Balance at December 31, 2016	7,915,116	$179	$92,215	$192,699	$(152,802)	$264	$132,555

(1) Includes the repurchase of 25,598 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.26 per share were paid during the six months ended December 31, 2016.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2015	8,634,607	$177	$88,893	$188,206	$(136,470)	$331	$141,137

Net income				3,425			3,425
Other comprehensive loss						(85)	(85)
Purchase of treasury stock	(311,384)				(5,283)		(5,283)
Exercise of stock options	20,000	1	147				148
Distribution of restricted stock	2,500						—
Amortization of restricted stock			294				294
Stock options expense			255				255
Tax effect from stock-based compensation			15				15
Cash dividends(1)				(2,041)			(2,041)

Balance at December 31, 2015	8,345,723	$178	$89,604	$189,590	$(141,753)	$246	$137,865

(1) Includes the repurchase of 4,500 shares from a cashless stock option exercise.
(2) Cash dividends of $0.24 per share were paid during the six months ended December 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,098	$3,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,334	861
Recovery from the allowance for loan losses	(500)	(400)
Provision (recovery) of losses on real estate owned	76	(97)
Gain on sale of loans, net	(14,474)	(14,968)
Gain on sale of real estate owned, net	(33)	(187)
Stock-based compensation	977	549
Provision (benefit) for deferred income taxes	1,504	(646)
Tax effect from stock based compensation	(179)	(15)
Increase (decrease) in accounts payable, accrued interest and other liabilities	2,940	(182)
Increase in prepaid expenses and other assets	(497)	(418)
Loans originated for sale	(1,189,253)	(1,012,792)
Proceeds from sale of loans	1,230,321	1,079,764
Net cash provided by operating activities	35,314	54,894

Cash flows from investing activities:
Increase in loans held for investment, net	(29,008)	(4,980)
Principal payments from investment securities available for sale	7,296	1,347
Purchase of investment securities held to maturity	—	(10,166)
Proceeds from sale of real estate owned	857	2,592
Purchase of premises and equipment	(185)	(200)
Net cash used for by investing activities	(21,040)	(11,407)

Cash flows from financing activities:
Increase (decrease) in deposits, net	2,289	(6,337)
Proceeds from long-term borrowings	20,000	—
Repayments of long-term borrowings	(36)	(33)
Exercise of stock options	285	148
Tax effect from stock based compensation	179	15
Cash dividends	(2,065)	(2,041)
Treasury stock purchases	(3,321)	(5,283)
Net cash provided by (used for) financing activities	17,331	(13,531)

Net increase in cash and cash equivalents	31,605	29,956
Cash and cash equivalents at beginning of period	51,206	81,403
Cash and cash equivalents at end of period	$82,811	$111,359
Supplemental information:
Cash paid for interest	$3,411	$3,581
Cash paid for income taxes	$1,934	$3,045
Transfer of loans held for sale to held for investment	$1,584	$2,083
Real estate acquired in the settlement of loans	$1,298	$4,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2016 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2016.  The results of operations for the quarter and six months ended December 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are applicable to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2016, except the adoption of ASU 2015-05, ASU 2015-10 and ASU 2015-12 beginning in fiscal 2017 which did not have a material impact on its condensed consolidated financial statements and the newly issued ASU 2016-19 mentioned below.

ASU 2016-19:
In December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-19, "Technical Corrections and Improvements." The amendments in this ASU cover a wide range of topics in the Codification. The reason is provided before each amendment for clarity and ease of understanding. The amendments in this ASU are generally related to: (1) differences between original guidance and the codification, (2) guidance clarification and reference corrections, (3) simplification and (4) minor improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU are effective upon issuance and the Corporation's adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

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

As of December 31, 2016 and 2015, there were outstanding options to purchase 903,000 shares and 1.0 million shares of the Corporation’s common stock, respectively, of which 151,000 shares and 216,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2016 and 2015, there were outstanding restricted stock awards of 105,000 shares and 197,500 shares, respectively, all of which had a dilutive effect.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2016 and 2015, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,504	$982	$3,098	$3,425

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,954	8,396	7,951	8,481

Effect of dilutive shares:
Stock options	170	142	164	127
Restricted stock	21	62	35	64

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	8,145	8,600	8,150	8,672

Basic earnings per share	$0.19	$0.12	$0.39	$0.40
Diluted earnings per share	$0.18	$0.11	$0.38	$0.39

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and six months ended December 31, 2016 and 2015, respectively.

	For the Quarter Ended December 31, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,821	$1,264	$9,085
Recovery from the allowance for loan losses	(346)	(4)	(350)
Net interest income, after recovery from the allowance for loan losses	8,167	1,268	9,435

Non-interest income:
Loan servicing and other fees (1)	250	60	310
Gain on sale of loans, net (2)	37	6,441	6,478
Deposit account fees	552	—	552
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(58)	(5)	(63)
Card and processing fees	361	—	361
Other	194	—	194
Total non-interest income	1,336	6,496	7,832

Non-interest expense:
Salaries and employee benefits	4,642	5,707	10,349
Premises and occupancy	792	443	1,235
Operating and administrative expenses	1,152	1,932	3,084
Total non-interest expense	6,586	8,082	14,668
Income (loss) before income taxes	2,917	(318)	2,599
Provision (benefit) for income taxes	1,228	(133)	1,095
Net income (loss)	$1,689	$(185)	$1,504
Total assets, end of period	$1,035,158	$156,997	$1,192,155

(1)	Includes an inter-company charge of $128 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $109 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,701	$888	$7,589
Recovery from the allowance for loan losses	(353)	(9)	(362)
Net interest income after recovery from the allowance for loan losses	7,054	897	7,951

Non-interest income:
Loan servicing and other fees (1)	188	118	306
(Loss) gain on sale of loans, net (2)	(1)	6,045	6,044
Deposit account fees	590	—	590
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	35	—	35
Card and processing fees	352	—	352
Other	271	—	271
Total non-interest income	1,435	6,163	7,598

Non-interest expense:
Salaries and employee benefits	4,255	5,716	9,971
Premises and occupancy	748	422	1,170
Operating and administrative expenses	1,246	1,472	2,718
Total non-interest expense	6,249	7,610	13,859
Income (loss) before income taxes	2,240	(550)	1,690
Provision (benefit) for income taxes	939	(231)	708
Net income (loss)	$1,301	$(319)	$982
Total assets, end of period	$988,323	$176,219	$1,164,542

(1)	Includes an inter-company charge of $103 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $191 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$15,396	$2,777	$18,173
Recovery from the allowance for loan losses	(310)	(190)	(500)
Net interest income, after recovery from the allowance for loan losses	15,706	2,967	18,673

Non-interest income:
Loan servicing and other fees (1)	319	258	577
Gain on sale of loans, net (2)	38	14,436	14,474
Deposit account fees	1,102	—	1,102
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(163)	(3)	(166)
Card and processing fees	725	—	725
Other	372	—	372
Total non-interest income	2,393	14,691	17,084

Non-interest expense:
Salaries and employee benefits	9,536	12,127	21,663
Premises and occupancy	1,648	876	2,524
Operating and administrative expenses	2,299	3,814	6,113
Total non-interest expense	13,483	16,817	30,300
Income before income taxes	4,616	841	5,457
Provision for income taxes	2,005	354	2,359
Net income	$2,611	$487	$3,098
Total assets, end of period	$1,035,158	$156,997	$1,192,155

(1)	Includes an inter-company charge of $223 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $168 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2015
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$13,604	$2,051	$15,655
Recovery from the allowance for loan losses	(341)	(59)	(400)
Net interest income, after recovery from the allowance for loan losses	13,945	2,110	16,055

Non-interest income:
Loan servicing and other fees (1)	332	85	417
Gain on sale of loans, net (2)	—	14,968	14,968
Deposit account fees	1,200	—	1,200
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	259	5	264
Card and processing fees	714	—	714
Other	484	—	484
Total non-interest income	2,989	15,058	18,047

Non-interest expense:
Salaries and employee benefits	8,808	11,955	20,763
Premises and occupancy	1,444	834	2,278
Operating and administrative expenses	2,235	2,943	5,178
Total non-interest expense	12,487	15,732	28,219
Income before income taxes	4,447	1,436	5,883
Provision for income taxes	1,854	604	2,458
Net income	$2,593	$832	$3,425
Total assets, end of period	$988,323	$176,219	$1,164,542

(1)	Includes an inter-company charge of $168 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $299 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2016 and June 30, 2016 were as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
U.S. government sponsored enterprise MBS (1)	32,569	283	(2)	32,850	32,569
Total investment securities - held to maturity	$33,369	$283	$(2)	$33,650	$33,369

Available for sale:
U.S. government agency MBS	$5,698	$217	$—	$5,915	$5,915
U.S. government sponsored enterprise MBS	3,628	197	—	3,825	3,825
Private issue CMO (2)	534	4	—	538	538
Total investment securities - available for sale	$9,860	$418	$—	$10,278	$10,278
Total investment securities	$43,229	$701	$(2)	$43,928	$43,647

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
U.S. government sponsored enterprise MBS	39,179	459	—	39,638	39,179
Total investment securities - held to maturity	$39,979	$459	$—	$40,438	$39,979

Available for sale:
U.S. government agency MBS	$6,308	$264	$—	$6,572	$6,572
U.S. government sponsored enterprise MBS	3,998	225	—	4,223	4,223
Private issue CMO	598	4	(1)	601	601
Common stock - community development financial institution	147	—	—	147	147
Total investment securities - available for sale	$11,051	$493	$(1)	$11,543	$11,543
Total investment securities	$51,030	$952	$(1)	$51,981	$51,522

In the second quarters of fiscal 2017 and 2016, the Corporation received MBS principal payments of $3.2 million and $697,000, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the second quarter of fiscal 2017, but in the second quarter of fiscal 2016, the Corporation purchased U.S. government sponsored enterprise MBS totaling $10.2 million to be held to maturity. For the first six months of fiscal 2017 and 2016, the Corporation received MBS principal payments of $7.3 million and$1.3 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the first six months of fiscal 2017, but in the first six months of fiscal 2016, the Corporation purchased U.S. government sponsored enterprise MBS totaling $10.2 million to be held to maturity. In July 2016, the Corporation received the cash proceeds from its equity investment in a community development financial institution, consistent with the purchase agreement between the acquiring institution and the community development financial institution.

The Corporation held investments with an unrealized loss position of $2,000 at December 31, 2016 and $1,000 at June 30, 2016.

As of December 31, 2016	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale:
U.S. government sponsored enterprise MBS	$3,035	$2	$—	$—	$3,035	$2
Total investment securities	$3,035	$2	$—	$—	$3,035	$2

As of June 30, 2016	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale:
Private issue CMO	$103	$1	$—	$—	$103	$1
Total investment securities	$103	$1	$—	$—	$103	$1

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of December 31, 2016 and June 30, 2016, the unrealized holding loss was less than 12 months. The Corporation does not believe that there are any other-than-temporary impairments on the investment securities at December 31, 2016 and 2015; therefore, no impairment losses were recorded for the quarters and six months ended December 31, 2016 and 2015.

Contractual maturities of investment securities as of December 31, 2016 and June 30, 2016 were as follows:

	December 31, 2016		June 30, 2016
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	15,854	15,896	18,904	19,203
Due after ten years	16,715	16,954	20,275	20,435
Total investment securities - held to maturity	$33,369	$33,650	$39,979	$40,438

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	9,860	10,278	10,904	11,396
No stated maturity (common stock)	—	—	147	147
Total investment securities - available for sale	$9,860	$10,278	$11,051	$11,543
Total investment securities	$43,229	$43,928	$51,030	$51,981

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

(In Thousands)	December 31, 2016	June 30, 2016
Mortgage loans:
Single-family	$316,595	$324,497
Multi-family	448,465	415,627
Commercial real estate	98,044	99,528
Construction	16,872	14,653
Other	265	332
Commercial business loans	610	636
Consumer loans	184	203
Total loans held for investment, gross	881,035	855,476

Undisbursed loan funds	(9,953)	(11,258)
Advance payments of escrows	99	56
Deferred loan costs, net	5,195	4,418
Allowance for loan losses	(8,391)	(8,670)
Total loans held for investment, net	$867,985	$840,022

As of December 31, 2016, the Corporation had $9.9 million in mortgage loans that are subject to negative amortization, consisting of $6.8 million in multi-family loans, $3.0 million in single-family loans and $140,000 in commercial real estate loans.  This compares to $10.2 million of negative amortization mortgage loans at June 30, 2016, consisting of $6.9 million in multi-family loans, $3.1 million in single-family loans and $170,000 in commercial real estate loans.  During the second quarters and six months of fiscal 2017 and 2016, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only adjustable rate mortgage ("ARM") loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of December 31, 2016 and June 30, 2016, the interest-only ARM loans were $35.8 million and $64.7 million, or 4.1% and 7.6% of loans held for investment, respectively. As of December 31, 2016, the Corporation had $6.0 million of single-family loans, 19 loans, held for investment which were originated for sale but were subsequently transferred to loans held for investment and are carried at fair value. This compares to $5.2 million of single-family loans, 18 loans, held for investment at June 30, 2016 which were originated for sale but were subsequently transferred to loans held for investment and carried at fair value.

The following table sets forth information at December 31, 2016 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 3% of loans held for investment at both December 31, 2016 and June 30, 2016.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$212,860	$18,008	$61,426	$11,151	$13,150	$316,595
Multi-family	74,859	181,691	168,987	20,002	2,926	448,465
Commercial real estate	17,909	40,959	36,270	—	2,906	98,044
Construction	11,217	—	—	—	5,655	16,872
Other	—	—	—	—	265	265
Commercial business loans	96	—	—	—	514	610
Consumer loans	184	—	—	—	—	184
Total loans held for investment, gross	$317,125	$240,658	$266,683	$31,153	$25,416	$881,035

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	December 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$301,958	$444,303	$98,044	$16,872	$265	$525	$184	$862,151
Special Mention	4,710	3,511	—	—	—	—	—	8,221
Substandard	9,927	651	—	—	—	85	—	10,663
Total loans held for investment, gross	$316,595	$448,465	$98,044	$16,872	$265	$610	$184	$881,035

	June 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$309,380	$410,804	$99,528	$14,653	$332	$540	$203	$835,440
Special Mention	4,858	3,974	—	—	—	—	—	8,832
Substandard	10,259	849	—	—	—	96	—	11,204
Total loans held for investment, gross	$324,497	$415,627	$99,528	$14,653	$332	$636	$203	$855,476

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

The following table summarizes the Corporation’s allowance for loan losses at December 31, 2016 and June 30, 2016:

(In Thousands)	December 31, 2016	June 30, 2016
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$4,186	$4,933
Multi-family	3,156	2,800
Commercial real estate	836	848
Construction	65	31
Other	6	7
Commercial business loans	22	23
Consumer loans	8	8
Total collectively evaluated allowance	8,279	8,650

Individually evaluated for impairment:
Mortgage loans:
Single-family	97	—
Commercial business loans	15	20
Total individually evaluated allowance	112	20
Total loan loss allowance	$8,391	$8,670

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(Dollars in Thousands)	2016	2015	2016	2015

Allowance at beginning of period	$8,725	$9,034	$8,670	$8,724

Recovery from the allowance for loan losses	(350)	(362)	(500)	(400)

Recoveries:
Mortgage loans:
Single-family	33	158	296	227
Multi-family	6	58	13	114
Commercial real estate	—	—	—	216
Commercial business loans	—	—	—	85
Consumer loans	—	—	1	—
Total recoveries	39	216	310	642

Charge-offs:
Mortgage loans:
Single-family	(21)	(118)	(87)	(196)
Consumer loans	(2)	(2)	(2)	(2)
Total charge-offs	(23)	(120)	(89)	(198)

Net recoveries	16	96	221	444
Balance at end of period	$8,391	$8,768	$8,391	$8,768

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.96%	1.07%	0.96%	1.07%
Net recoveries as a percentage of average loans receivable, net, during the period (annualized)	(0.01)%	(0.04)%	(0.04)%	(0.09)%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	78.69%	67.35%	78.69%	67.35%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	December 31, 2016
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$305,371	$1,297	$9,927	$316,595
Multi-family	447,814	—	651	448,465
Commercial real estate	98,044	—	—	98,044
Construction	16,872	—	—	16,872
Other	265	—	—	265
Commercial business loans	525	—	85	610
Consumer loans	183	1	—	184
Total loans held for investment, gross	$869,074	$1,298	$10,663	$881,035

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2016
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$312,595	$1,644	$10,258	$324,497
Multi-family	414,777	—	850	415,627
Commercial real estate	99,528	—	—	99,528
Construction	14,653	—	—	14,653
Other	332	—	—	332
Commercial business loans	540	—	96	636
Consumer loans	203	—	—	203
Total loans held for investment, gross	$842,628	$1,644	$11,204	$855,476

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended December 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,575	$3,186	$854	$53	$7	$42	$8	$8,725
(Recovery) provision for loan losses	(304)	(36)	(18)	12	(1)	(5)	2	(350)
Recoveries	33	6	—	—	—	—	—	39
Charge-offs	(21)	—	—	—	—	—	(2)	(23)
Allowance for loan losses, end of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391

Allowance for loan losses:
Individually evaluated for impairment	$97	$—	$—	$—	$—	$15	$—	$112
Collectively evaluated for impairment	4,186	3,156	836	65	6	22	8	8,279
Allowance for loan losses, end of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391

Loans held for investment:
Individually evaluated for impairment	$7,844	$374	$—	$—	$—	$85	$—	$8,303
Collectively evaluated for impairment	308,751	448,091	98,044	16,872	265	525	184	872,732
Total loans held for investment, gross	$316,595	$448,465	$98,044	$16,872	$265	$610	$184	$881,035
Allowance for loan losses as a percentage of gross loans held for investment	1.35%	0.70%	0.85%	0.39%	2.26%	6.07%	4.35%	0.96%

	Quarter Ended December 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$6,310	$1,943	$697	$40	$2	$33	$9	$9,034
(Recovery) provision for loan losses	(630)	(82)	81	264	(1)	4	2	(362)
Recoveries	158	58	—	—	—	—	—	216
Charge-offs	(118)	—	—	—	—	—	(2)	(120)
Allowance for loan losses, end of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	5,720	1,919	778	304	1	17	9	8,748
Allowance for loan losses, end of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768

Loans held for investment:
Individually evaluated for impairment	$7,436	$1,953	$—	$—	$—	$100	$—	$9,489
Collectively evaluated for impairment	336,563	370,147	98,574	10,173	72	387	241	816,157
Total loans held for investment, gross	$343,999	$372,100	$98,574	$10,173	$72	$487	$241	$825,646
Allowance for loan losses as a percentage of gross loans held for investment	1.66%	0.52%	0.79%	2.99%	1.39%	7.60%	3.73%	1.07%

	Six Months Ended December 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670
(Recovery) provision for loan losses	(859)	343	(12)	34	(1)	(6)	1	(500)
Recoveries	296	13	—	—	—	—	1	310
Charge-offs	(87)	—	—	—	—	—	(2)	(89)
Allowance for loan losses, end of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391

Allowance for loan losses:
Individually evaluated for impairment	$97	$—	$—	$—	$—	$15	$—	$112
Collectively evaluated for impairment	4,186	3,156	836	65	6	22	8	8,279
Allowance for loan losses, end of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391

Loans held for investment:
Individually evaluated for impairment	$7,844	$374	$—	$—	$—	$85	$—	$8,303
Collectively evaluated for impairment	308,751	448,091	98,044	16,872	265	525	184	872,732
Total loans held for investment, gross	$316,595	$448,465	$98,044	$16,872	$265	$610	$184	$881,035
Allowance for loan losses as a percentage of gross loans held for investment	1.35%	0.70%	0.85%	0.39%	2.26%	6.07%	4.35%	0.96%

	Six Months Ended December 31, 2015
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,280	$2,616	$734	$42	$—	$43	$9	$8,724
Provision (recovery) for loan losses	409	(811)	(172)	262	1	(91)	2	(400)
Recoveries	227	114	216	—	—	85	—	642
Charge-offs	(196)	—	—	—	—	—	(2)	(198)
Allowance for loan losses, end of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	5,720	1,919	778	304	1	17	9	8,748
Allowance for loan losses, end of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768

Loans held for investment:
Individually evaluated for impairment	$7,436	$1,953	$—	$—	$—	$100	$—	$9,489
Collectively evaluated for impairment	336,563	370,147	98,574	10,173	72	387	241	816,157
Total loans held for investment, gross	$343,999	$372,100	$98,574	$10,173	$72	$487	$241	$825,646
Allowance for loan losses as a percentage of gross loans held for investment	1.66%	0.52%	0.79%	2.99%	1.39%	7.60%	3.73%	1.07%

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

	At December 31, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,571	$—	$2,571	$(538)	$2,033
Without a related allowance(2)	8,453	(1,059)	7,394	—	7,394
Total single-family	11,024	(1,059)	9,965	(538)	9,427

Multi-family:
With a related allowance	277	—	277	(83)	194
Without a related allowance(2)	380	(6)	374	—	374
Total multi-family	657	(6)	651	(83)	568

Commercial business loans:
With a related allowance	85	—	85	(15)	70
Total commercial business loans	85	—	85	(15)	70

Consumer loans:
Without a related allowance(2)	12	(12)	—	—	—
Total consumer loans	12	(12)	—	—	—

Total non-performing loans	$11,778	$(1,077)	$10,701	$(636)	$10,065

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

At both December 31, 2016 and June 30, 2016, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended December 31, 2016 and 2015, the Corporation’s average recorded investment in non-performing loans was $10.6 million and $13.9 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended December 31, 2016 and 2015, interest income of $34,000 and $36,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $68,000 and $125,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $37,000 for both the quarters ended December 31, 2016 and 2015, respectively, and was not included in the results of operations.

For the six months ended December 31, 2016 and 2015, the Corporation’s average investment in non-performing loans was $11.0 million and $14.6 million, respectively.  For the six months ended December 31, 2016 and 2015, interest income of $103,000 and $137,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $136,000 and $189,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $76,000 and $104,000 for the six months ended December 31, 2016 and 2015, respectively, and was not included in the results of operations.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2016 and 2015:

	Quarter Ended December 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,458	$1	$7,525	$—
Multi-family	375	—	1,961	—
Commercial real estate	—	—	676	10
	7,833	1	10,162	10

With related allowances:
Mortgage loans:
Single-family	2,578	19	3,669	24
Multi-family	92	12	—	—
Commercial business loans	88	2	100	2
	2,758	33	3,769	26

Total	$10,591	$34	$13,931	$36

	Six Months Ended December 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,771	$37	$8,272	$3
Multi-family	377	—	2,013	66
Commercial real estate	—	—	999	28
	8,148	37	11,284	97

With related allowances:
Mortgage loans:
Single-family	2,517	46	3,241	36
Multi-family	279	17	—	—
Commercial business loans	91	3	104	4
	2,887	66	3,345	40

Total	$11,035	$103	$14,629	$137

For the quarters and six months ended December 31, 2016 and 2015, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters and six months ended December 31, 2016 and 2015, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters and six months ended December 31, 2016 and 2015, there were no loans whose modification was extended beyond the initial maturity of the modification, except for one commercial business loan with an outstanding balance of $85,000 which was extended for two years during the second quarter of fiscal 2017. At both December 31, 2016 and June 30, 2016, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of December 31, 2016, the Corporation held 11 restructured loans with a net outstanding balance of $3.8 million: all were classified as substandard and non-accrual.  As of June 30, 2016, the Corporation held 13 restructured loans with a net outstanding balance of $4.6 million:  three were classified as special mention on accrual status ($1.3 million); and 10 were classified as substandard ($3.3 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of December 31, 2016 and June 30, 2016, $1.7 million or 46%, and $1.9 million or 41%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

	At	At
(In Thousands)	December 31, 2016	June 30, 2016
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,711	$3,232
Commercial business loans	70	76
Total	3,781	3,308

Restructured loans on accrual status:
Mortgage loans:
Single-family	—	1,290
Total	—	1,290

Total restructured loans	$3,781	$4,598

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At December 31, 2016
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$930	$—	$930	$(186)	$744
Without a related allowance(2)	3,531	(564)	2,967	—	2,967
Total single-family	4,461	(564)	3,897	(186)	3,711

Commercial business loans:
With a related allowance	85	—	85	(15)	70
Total commercial business loans	85	—	85	(15)	70

Total restructured loans	$4,546	$(564)	$3,982	$(201)	$3,781

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

During the quarter ended December 31, 2016, no properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold.  This compares to the quarter ended December 31, 2015 when four properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold. For the six months ended December 31, 2016, three properties were acquired in the settlement of loans, while three previously foreclosed upon properties were sold.  This compares to the six months ended December 31, 2015 when six properties were acquired in the settlement of loans, while three previously foreclosed upon properties were sold. As of December 31, 2016, the net fair value of real estate owned was $2.9 million, comprised of three properties located in California and one property located in Arizona.  This compares to the real estate owned net fair value of $2.7 million at June 30, 2016, comprised of three properties located in California and one property located in Arizona.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2016 and June 30, 2016, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $103.2 million and $191.7 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2016	June 30, 2016
(In Thousands)

Undisbursed loan funds - Construction loans	$9,953	$11,258
Undisbursed lines of credit – Mortgage loans	—	20
Undisbursed lines of credit – Commercial business loans	694	821
Undisbursed lines of credit – Consumer loans	654	674
Commitments to extend credit on loans to be held for investment	8,838	9,955
Total	$20,139	$22,728

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2016 and 2015.

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2016	2015	2016	2015
Balance, beginning of the period	$173	$65	$204	$76
(Recovery) provision	—	84	(31)	73
Balance, end of the period	$173	$149	$173	$149

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At December 31, 2016, $1.7 million was included in other assets and $549,000 was included in other liabilities; at June 30, 2016, $3.8 million was included in other assets and $3.2 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments is recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and six months ended December 31, 2016 and 2015 was as follows:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2016	2015	2016	2015
(In Thousands)
Commitments to extend credit on loans to be held for sale	$(1,098)	$(1,334)	$(2,309)	$(329)
Mandatory loan sale commitments and TBA MBS trades	1,068	1,337	2,865	(1,096)
Option contracts, net	366	(84)	344	(172)
Total net gain (loss)	$336	$(81)	$900	$(1,597)

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	December 31, 2016		June 30, 2016
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$94,354	$1,476	$181,780	$3,785
Best efforts loan sale commitments	(30,858)	—	(29,576)	—
Mandatory loan sale commitments and TBA MBS trades	(208,756)	(331)	(302,727)	(3,196)
Option contracts, net	—	—	(5,000)	—
Total	$(145,260)	$1,145	$(155,523)	$589

(1)	Net of 26.8% at December 31, 2016 and 37.5% at June 30, 2016 of commitments which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of December 31, 2016:
Loans held for investment, at fair value	$5,964	$6,231	$(267)
Loans held for sale, at fair value	$156,827	$153,961	$2,866

As of June 30, 2016:
Loans held for investment, at fair value	$5,159	$5,324	$(165)
Loans held for sale, at fair value	$189,458	$181,380	$8,078

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

Loans held for investment at fair value are primarily single-family loans which have been transferred from loans held for sale.  The fair value is determined by the quoted secondary-market prices which account for interest rate characteristics, and are then adjusted for management estimates of the specific credit risk attributes of each loan (Level 3).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$5,915	$—	$5,915
U.S. government sponsored enterprise MBS	—	3,825	—	3,825
Private issue CMO	—	—	538	538
Investment securities - available for sale	—	9,740	538	10,278

Loans held for investment, at fair value	—	—	5,964	5,964
Loans held for sale, at fair value	—	156,827	—	156,827
Interest-only strips	—	—	37	37

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	1,529	1,529
TBA MBS trades	—	165	—	165
Derivative assets	—	165	1,529	1,694
Total assets	$—	$166,732	$8,068	$174,800

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$53	$53
Mandatory loan sale commitments	—	—	280	280
TBA MBS trades	—	216	—	216
Derivative liabilities	—	216	333	549
Total liabilities	$—	$216	$333	$549

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$6,572	$—	$6,572
U.S. government sponsored enterprise MBS	—	4,223	—	4,223
Private issue CMO	—	—	601	601
Common stock - community development financial institution	—	147	—	147
Investment securities - available for sale	—	10,942	601	11,543

Loans held for investment, at fair value	—	—	5,159	5,159
Loans held for sale, at fair value	—	189,458	—	189,458
Interest-only strips	—	—	47	47

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	3,788	3,788
Derivative assets	—	—	3,788	3,788
Total assets	$—	$200,400	$9,595	$209,995

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$3	$3
Mandatory loan sale commitments	—	—	31	31
TBA MBS trades	—	3,165	—	3,165
Derivative liabilities	—	3,165	34	3,199
Total liabilities	$—	$3,165	$34	$3,199

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2016
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at September 30, 2016	$560	$5,529	$42	$2,574	$(24)	$22	$8,703
Total gains or losses (realized/unrealized):
Included in earnings	—	(139)	—	(1,098)	(250)	366	(1,121)
Included in other comprehensive income (loss)	—	—	(5)	—	—	—	(5)
Purchases	—	—	—	—	—	94	94
Issuances	—	—	—	—	—	—	—
Settlements	(22)	(250)	—	—	(6)	(482)	(760)
Transfers in and/or out of Level 3	—	824	—	—	—	—	824
Ending balance at December 31, 2016	$538	$5,964	$37	$1,476	$(280)	$—	$7,735

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Quarter Ended December 31, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at September 30, 2015	$691	$151	$4,036	$60	$2,504	$(150)	$57	$7,349
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	(53)	—	(1,334)	100	(84)	(1,371)
Included in other comprehensive (loss) income	(1)	(8)	—	(6)	—	—	—	(15)
Purchases	—	—	240	—	—	—	51	291
Issuances	—	—	—	—	—	—	—	—
Settlements	(36)	—	(13)	—	—	(1)	—	(50)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Ending balance at December 31, 2015	$654	$143	$4,210	$54	$1,170	$(51)	$24	$6,204

(1)	Common stock of a community development financial institution.

(2)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(3)	Consists of commitments to extend credit on loans to be held for sale.

(4)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2016
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2016	$601	$5,159	$47	$3,785	$(31)	$—	$9,561
Total gains or losses (realized/unrealized):
Included in earnings	—	(101)	—	(2,309)	(255)	344	(2,321)
Included in other comprehensive loss	1	—	(10)	—	—	—	(9)
Purchases	—	—	—	—	—	138	138
Issuances	—	—	—	—	—	—	—
Settlements	(64)	(678)	—	—	6	(482)	(1,218)
Transfers in and/or out of Level 3	—	1,584	—	—	—	—	1,584
Ending balance at December 31, 2016	$538	$5,964	$37	$1,476	$(280)	$—	$7,735

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2015
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at June 30, 2015	$717	$151	$—	$63	$1,499	$(71)	$192	$2,551
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	(208)	—	(329)	4	(172)	(705)
Included in other comprehensive (loss) income	(2)	(8)	—	(9)	—	—	—	(19)
Purchases	—	—	551	—	—	—	140	691
Issuances	—	—	—	—	—	—	—	—
Settlements	(61)	—	(651)	—	—	16	(136)	(832)
Transfers in and/or out of Level 3	—	—	4,518	—	—	—	—	4,518
Ending balance at December 31, 2015	$654	$143	$4,210	$54	$1,170	$(51)	$24	$6,204

(1)	Common stock of a community development financial institution.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$8,121	$1,944	$10,065
MSA	—	—	413	413
Real estate owned, net	—	2,949	—	2,949
Total	$—	$11,070	$2,357	$13,427

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,350	$2,959	$10,309
MSA	—	—	627	627
Real estate owned, net	—	2,706	—	2,706
Total	$—	$10,056	$3,586	$13,642

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of December 31, 2016:

(Dollars In Thousands)	Fair Value As of December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$538	Market comparable pricing	Comparability adjustment	0% – 0.9% (0.7%)	Increase

Loans held for investment, at fair value	$5,964	Relative value analysis	Broker quotes Credit risk factors	97.4% – 105.1% (101.1%) of par 1.2% - 100.0% (5.3%)	Increase Decrease

Non-performing loans	$70	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$1,874	Relative value analysis	Loss severity	20.0% - 30.0% (20.3%)	Decrease

MSA	$413	Discounted cash flow	Prepayment speed (CPR) Discount rate	10.4% - 60.0% (17.1%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$37	Discounted cash flow	Prepayment speed (CPR) Discount rate	14.6% - 21.9% (21.0%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$1,529	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.5% – 105.0% (101.6%) of par 14.8% - 28.6% (26.8%)	Increase Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$53	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.5% – 103.8% (101.3%) of par 14.8% - 28.6% (26.8%)	Increase Decrease

Mandatory loan sale commitments	$280	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	99.3% - 103.9% (101.1%) of par 0.012%	Decrease Decrease

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2016 and June 30, 2016 was as follows:

	December 31, 2016
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$33,369	$33,650	—	$33,650	$—
Loans held for investment, not recorded at fair value	$862,021	$859,035	—	—	$859,035
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$928,673	$893,333	—	—	$893,333
Borrowings	$111,263	$110,465	—	—	$110,465

	June 30, 2016
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$39,979	$40,438	—	$40,438	—
Loans held for investment, not recorded at fair value	$834,863	$844,124	—	—	$844,124
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$926,384	$896,033	—	—	$896,033
Borrowings	$91,299	$95,898	—	—	$95,898

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2016, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters and six months ended December 31, 2016 and 2015.

	For the Quarter Ended December 31, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2016	$256	$24	$280

Other comprehensive loss before reclassifications	(14)	(2)	(16)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(14)	(2)	(16)

Ending balance at December 31, 2016	$242	$22	$264

	For the Quarter Ended December 31, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2015	$265	$35	$300

Other comprehensive loss before reclassifications	(50)	(4)	(54)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(50)	(4)	(54)

Ending balance at December 31, 2015	$215	$31	$246

	For the Six Months Ended December 31, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2016	$286	$27	$313

Other comprehensive loss before reclassifications	(44)	(5)	(49)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(44)	(5)	(49)

Ending balance at December 31, 2016	$242	$22	$264

	For the Six Months Ended December 31, 2015
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2015	$294	$37	$331

Other comprehensive loss before reclassifications	(79)	(6)	(85)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(79)	(6)	(85)

Ending balance at December 31, 2015	$215	$31	$246

There were no significant items reclassified out of AOCI for the quarters and six months ended December 31, 2016 and 2015.

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

As of December 31, 2016:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$165	$—	$165	$—	$—	$165
Total	$165	$—	$165	$—	$—	$165

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$496	$—	$496	$—	$—	$496
Total	$496	$—	$496	$—	$—	$496

As of June 30, 2016:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$3,196	$—	$3,196	$—	$—	$3,196
Total	$3,196	$—	$3,196	$—	$—	$3,196

Note 11: Subsequent Events

On January 25, 2017, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.13 per share.  Shareholders of the Corporation’s common stock at the close of business on February 15, 2017 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 8, 2017.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At December 31, 2016, the Corporation had total assets of $1.19 billion, total deposits of $928.7 million and total stockholders’ equity of $132.6 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On October 25, 2016, the Corporation declared a quarterly cash dividend of $0.13 per share for the Corporation’s shareholders of record at the close of business on November 15, 2016, which was paid on December 6, 2016.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 11 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2016 Annual Report on Form 10-K for the year ended June 30, 2016 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes during the six months ended December 31, 2016 to the critical accounting policies as described in the Corporation's 2016 Annual Report on Form 10-K for the period ended June 30, 2016.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets; by increasing single-family mortgage loans and higher yielding preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of weaknesses in general economic conditions.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at December 31, 2016 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,275	$2,666	$787	$1,121	$6,849
Pension benefits	241	482	482	6,824	8,029
Time deposits	143,452	101,675	40,980	9,923	296,030
FHLB – San Francisco advances	2,874	25,024	35,187	62,929	126,014
FHLB – San Francisco letter of credit	7,000	—	—	—	7,000
FHLB – San Francisco MPF credit enhancement (1)	31	62	62	2,303	2,458
Total	$155,873	$129,909	$77,498	$83,100	$446,380

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of December 31, 2016, the Bank serviced $17.2 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Total assets increased $20.8 million, or two percent, to $1.19 billion at December 31, 2016 from $1.17 billion at June 30, 2016.  The increase was primarily attributable to increases in loans held for investment and cash and cash equivalents, partly offset by decreases in investment securities and loans held for sale.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $31.6 million, or 62 percent, to $82.8 million at December 31, 2016 from $51.2 million at June 30, 2016.  The increase in the total cash and cash equivalents was primarily attributable to decreases in loans held for sale and investment securities and an increase in borrowings, partly offset by an increase in loans held for investment.

Total investment securities decreased $7.9 million, or 15 percent, to $43.6 million at December 31, 2016 from $51.5 million at June 30, 2016.  The decrease was primarily due to scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Loans held for investment increased $28.0 million, or three percent, to $868.0 million at December 31, 2016 from $840.0 million at June 30, 2016.  During the first six months of fiscal 2017, the Corporation originated $72.4 million of loans held for investment, consisting primarily of single-family and multi-family loans.  During the first six months of fiscal 2017, the Corporation also purchased $49.3 million of loans held for investment, primarily multi-family loans. Total loan principal payments during the first six months of fiscal 2017 were $105.3 million, up 26 percent from $83.6 million during the comparable period in fiscal 2016, due primarily to higher loan refinance activity.  In addition, real estate owned acquired in the settlement of loans in the first six months of fiscal 2017 and 2016 was $1.3 million and $4.2 million, respectively.  The balance of preferred loans increased $34.8 million, or seven percent, to $554.0 million at December 31, 2016, compared to $519.2 million at June 30, 2016, net of undisbursed loan funds of $10.0 million and $11.3 million, respectively, and represented 64 percent and 61 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $7.9 million, or two percent, to $316.6 million at December 31, 2016, compared to $324.5 million at June 30, 2016, and represented approximately 36 percent and 38 percent of loans held for investment, respectively. The change in the mix between the preferred loans and single-family loans during the six months ended December 31, 2016 was primarily the result of lower single-family loan origination volume as compared to the same period last year because current market conditions favor fixed-rate mortgage loans which the Corporation does not retain in its portfolio.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2016 and June 30, 2016, as a percentage of the total dollar amount outstanding:

As of December 31, 2016

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$96,719	30%	$158,087	50%	$60,323	19%	$1,466	1%	$316,595	100%
Multi-family	73,826	16%	264,962	59%	106,872	24%	2,805	1%	448,465	100%
Commercial real estate	34,170	35%	41,833	43%	22,041	22%	—	—%	98,044	100%
Construction	2,519	15%	10,036	59%	4,317	26%	—	—%	16,872	100%
Other	219	83%	46	17%	—	—%	—	—%	265	100%
Total	$207,453	23%	$474,964	54%	$193,553	22%	$4,271	1%	$880,241	100%

(1)	Other than the Inland Empire.

As of June 30, 2016

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$100,148	31%	$167,574	51%	$55,277	17%	$1,498	1%	$324,497	100%
Multi-family	77,075	18%	245,301	59%	90,409	22%	2,842	1%	415,627	100%
Commercial real estate	34,162	34%	40,066	40%	25,300	26%	—	—%	99,528	100%
Construction	1,457	10%	10,514	72%	2,682	18%	—	—%	14,653	100%
Other	260	78%	72	22%	—	—%	—	—%	332	100%
Total	$213,102	25%	$463,527	54%	$173,668	20%	$4,340	1%	$854,637	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $32.7 million, or 17 percent, to $156.8 million at December 31, 2016 from $189.5 million at June 30, 2016.  The decrease was primarily due to the lower volume of loans originated and purchased for sale, $541.9 million during the quarter ended December 31, 2016 as compared to $557.2 million during the quarter ended June 30, 2016 and the timing difference between loan fundings and loan sale settlements.

Total deposits increased by $2.3 million to $928.7 million at December 31, 2016 from $926.4 million at June 30, 2016.  Transaction accounts increased $21.7 million, or four percent, to $639.2 million at December 31, 2016 from $617.5 million at June 30, 2016, while time deposits decreased $19.4 million, or six percent, to $289.5 million at December 31, 2016 from $308.9 million at June 30, 2016. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings increased $20.0 million to $111.3 million, or 22 percent, at December 31, 2016 as compared to $91.3 million at June 30, 2016, primarily comprised of long-term FHLB San Francisco advances for interest rate risk management purposes.

Total stockholders’ equity decreased $896,000 to $132.6 million at December 31, 2016 from $133.5 million at June 30, 2016, primarily as a result of stock repurchases totaling $3.3 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and $2.1 million of quarterly cash dividends paid, partly offset by net income of $3.1 million and the amortization of stock-based compensation benefits during the first six months of fiscal 2017.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2016 and 2015

The Corporation’s net income for the second quarter of fiscal 2017 was $1.5 million, an increase of $522,000, or 53 percent, as compared to the same period of fiscal 2016. The increase in net income for the second quarter of fiscal 2017 was primarily attributable to increases in net interest income and non-interest income, partly offset by an increase in non-interest expense, compared to the same period one year ago. For the first six months of fiscal 2017, the Corporation’s net income was $3.1 million, a decrease of $327,000, or 10 percent, from $3.4 million in the same period of fiscal 2016. The decrease in net income for the first six months was primarily attributable to a decrease in non-interest income and an increase in non-interest expense partly offset by an increase in net interest income.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 87 percent for the second quarter of fiscal 2017 from 91 percent for the same period of fiscal 2016.  However, for the first six months of fiscal 2017, the Corporation’s efficiency ratio deteriorated slightly to 86 percent from 84 percent for the same period of fiscal 2016.

Return on average assets increased 16 basis points to 0.50 percent in the second quarter of fiscal 2017 from 0.34 percent in the same period last year. For the first six months of fiscal 2017, return on average assets was 0.51 percent, down seven basis points from 0.58 percent in the same period last year.

Return on average equity increased to 4.53 percent in the second quarter of fiscal 2017 from 2.83 percent in the same period last year. For the first six months of fiscal 2017, return on average equity was 4.66 percent compared to 4.91 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2017 were $0.18, a 64 percent increase from $0.11 in the same period last year. The higher percentage increase in the diluted earnings per share in comparison to the percentage increase in the net income was primarily attributable to stock repurchases during the prior 12 months. For the first six months of fiscal 2017, diluted earnings per share were $0.38, a three percent decrease from $0.39 in the same period last year. The lower percentage decrease in the diluted earnings per share in comparison to the percentage decrease in the net income was primarily attributable to stock repurchases during the prior 12 months.

Net Interest Income:

For the Quarters Ended December 31, 2016 and 2015.  Net interest income increased $1.5 million, or 20 percent, to $9.1 million for the second quarter of fiscal 2017 from $7.6 million for the comparable period in fiscal 2016, due to a higher net interest margin and a higher average earning asset balance.  The net interest margin was 3.09 percent in the second quarter of fiscal 2017, a 41 basis points increase from 2.68 percent in the same period of fiscal 2016, primarily due to a significant increase in the average yield on interest-earning assets and a smaller decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 37 basis points to 3.68 percent from 3.31 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities decreased by five basis points to 0.64 percent for the second quarter of fiscal 2017 as compared to 0.69 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to the utilization of interest-earning deposits earning a nominal yield to fund higher balances of loans receivable and investment securities, which earned a significantly higher yield, and an increase in FHLB - San Francisco cash dividends reflecting a special cash dividend. The average balance of interest-earning assets increased $43.5 million, or four percent, to $1.18 billion in the second quarter of fiscal 2017 from $1.13 billion in the comparable period of fiscal 2016, primarily reflecting increases in average net loans receivable and investment securities, partly offset by a decrease in average interest-earning deposits. The decrease in average interest-earning deposits was primarily due to the deployment of excess cash to fund originations of loans held for sale and loans held for investment and purchases of investment securities.

For the Six Months Ended December 31, 2016 and 2015.  Net interest income increased $2.5 million, or 16 percent, to $18.2 million for the first six months of fiscal 2017 from $15.7 million for the comparable period in fiscal 2016, due to a higher net interest margin and a higher average earning asset balance.  The net interest margin was 3.09 percent in the first six months of fiscal 2017, up 34 basis points from 2.75 percent in the same period of fiscal 2016 due to a significant increase in the average yield on interest-earning assets and a smaller decrease in the average cost of interest-bearing liabilities.  The weighted-average yield on interest-earning assets increased by 29 basis points to 3.67 percent, while the weighted-average cost of interest-bearing liabilities decreased by six basis points to 0.64 percent for the first six months of fiscal 2017 as compared to the same period last year. The average balance of interest-earning assets increased $39.7 million, or three percent, to $1.18 billion in the first six months of fiscal 2017 from $1.14 billion in the comparable period of fiscal 2016, primarily reflecting increases in average loans receivable and investment securities, partly offset by a decrease in average interest-earning deposits. The decrease in average interest-earning deposits was primarily due to the deployment of excess cash to fund originations of loans held for sale and loans held for investment and purchases of investment securities.

Interest Income:

For the Quarters Ended December 31, 2016 and 2015.  Total interest income increased by $1.4 million, or 15 percent, to $10.8 million for the second quarter of fiscal 2017 from $9.4 million in the same quarter of fiscal 2016.  The increase was primarily due to higher interest income on loans receivable and FHLB - San Francisco cash dividends.

Interest income on loans receivable increased $1.1 million, or 13 percent, to $10.1 million in the second quarter of fiscal 2017 from $9.0 million for the same quarter of fiscal 2016.  This increase was attributable to a higher average loan balance, partly offset by a lower average loan yield.  The average balance of loans receivable, including loans held for sale, increased by $127.7 million, or 14 percent, to $1.05 billion for the second quarter of fiscal 2017 from $922.7 million in the same quarter of fiscal 2016.  The average balance of loans held for sale increased $76.7 million, or 64 percent, to $197.1 million during the second quarter of fiscal 2017 from $120.4 million in the same quarter of fiscal 2016. The average yield on the loans held for sale decreased by 22 basis points to 3.59 percent in the second quarter of fiscal 2017 from 3.81 percent in the same quarter of fiscal 2016. The average loan yield, including loans held for sale, during the second quarter of fiscal 2017 decreased four basis points to 3.85 percent from 3.89 percent during the same quarter last year, primarily due to the payoffs of loans which carried a higher average yield than the average yield of loans held for investment and the decrease in the average yield of loans held for sale.

Interest income from investment securities increased $57,000, or 80 percent, to $128,000 in the second quarter of fiscal 2017 from $71,000 for the same quarter of fiscal 2016. This increase was attributable to a higher average balance, partly offset by a lower average yield. The average balance of investment securities increased $30.0 million, or 192 percent, to $45.6 million in the second quarter of fiscal 2017 from $15.6 million in the same quarter of fiscal 2016. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities during fiscal 2016, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield decreased 70 basis points to 1.12% in the second quarter of fiscal 2017 from 1.82% in the same quarter of fiscal 2016. The decrease in the average investment securities yield was primarily attributable to the purchases of investment securities which had lower average yields than the existing portfolio and accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2017 was $458,000, up 156 percent from $179,000 in the same quarter of fiscal 2016. The cash dividend received in the second quarter of fiscal 2017 includes a special cash dividend. The average yield increased to 22.63% in the second quarter of fiscal 2017 as compared to 8.85% in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $101,000 in the second quarter of fiscal 2017, down 25 percent from $134,000 in the same quarter of fiscal 2016.  The decrease was due to a lower average balance, partly offset by a higher average yield in the second quarter of fiscal 2017 as compared to the same quarter last year.  The average balance of the interest-earning deposits in the second quarter of fiscal 2017 was $71.0 million, a decrease of $114.1 million or 62 percent, from $185.1 million in the same quarter of fiscal 2016. The decrease in interest-earning deposits was primarily due to the deployment of excess cash to fund increased originations of loans held for sale and loans held for investment and purchases of investment securities, consistent with the Corporation’s interest rate risk management strategy. The average yield earned on interest-earning deposits increased 28 basis points to 0.56% in the second quarter of fiscal 2017 from 0.28% in the comparable quarter last year, due primarily to the increases in the federal funds rate from 0.25% to 0.50% effective December 17, 2015 and from 0.50% to 0.75% effective December 14, 2016.

For the Six Months Ended December 31, 2016 and 2015.  Total interest income increased by $2.4 million, or 12 percent, to $21.6 million for the first six months of fiscal 2017 from $19.2 million in the same period of fiscal 2016.  The increase was primarily due to higher interest income on loans receivable and FHLB - San Francisco cash dividends.

Loans receivable interest income increased $2.1 million, or 11 percent, to $20.6 million in the first six months of fiscal 2017 from $18.5 million for the same period of fiscal 2016.  The increase was attributable to a higher average loan balance, partly offset by a lower average loan yield.  The average balance of loans receivable, including loans held for sale, increased $121.6 million to $1.06 billion for the first six months of fiscal 2017 from $942.7 million in the same period of fiscal 2016. The average balance of loans held for sale increased by $78.5 million, or 58 percent, to $214.1 million during the first six months of fiscal 2017 from $135.6 million in the the same period of fiscal 2016. The average yield on the loans held for sale decreased by 25 basis points to 3.59 percent in the first six months of fiscal 2017 from 3.84 percent in the same period of fiscal 2016. The average loan yield, including loans held for sale, during the first six months of fiscal 2017 decreased five basis points to 3.87 percent from 3.92 percent during the same period last year.  The decrease in the average loan yield was primarily attributable the decrease in the average yield of loans held for sale.

Interest income from investment securities increased $74,000, or 54 percent, to $212,000 in the first six months of fiscal 2017 from $138,000 for the same period of fiscal 2016. This increase was attributable to a higher average balance, partly offset by a lower average yield. The average balance of investment securities increased $32.5 million, or 215 percent, to $47.6 million in the first six months of fiscal 2017 from $15.1 million in the same period of fiscal 2016. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities during fiscal 2016, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield decreased 93 basis points to 0.89% in the first six months of fiscal 2017 from 1.82% in the same period of fiscal 2016. The decrease in the average investment securities yield was primarily attributable to the purchases of investment securities which had lower average yields than the existing portfolio and accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2017 was $643,000, up 70 percent from $379,000 in the same period of fiscal 2016.   The cash dividend received in the first six months of fiscal 2017 includes a special cash dividend received in the second quarter of fiscal 2017. The average yield increased to 15.89% in the first six months of fiscal 2017 as compared to 9.36% in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $156,000 in the first six months of fiscal 2017, down 33 percent from $234,000 in the same period of fiscal 2016.  The decrease was due to a lower average balance and, partly offset by a higher average yield in the first six months of fiscal 2017 as compared to the same period last year.  The average balance of the interest-earning deposits in the first six months of fiscal 2017 was $57.1 million, a decrease of $114.3 million or 67 percent, from $171.4 million in the same period of fiscal 2016. The decrease in interest-earning deposits was primarily due to the deployment of excess cash to fund increased originations of loans held for sale and loans held for investment and purchases of investment securities, consistent with the Corporation’s interest rate risk management strategy. The average yield increased 26 basis points to 0.53% in the first six months of fiscal 2017 from 0.27% in the comparable period last year, due primarily to the increases in the federal funds rate.

Interest Expense:

For the Quarters Ended December 31, 2016 and 2015.  Total interest expense for the second quarter of fiscal 2017 was $1.7 million as compared to $1.8 million for the same period last year, a decrease of $56,000, or three percent.  This decrease was attributable to a lower interest expense on deposits, partly offset by a higher interest expense on borrowings.

Interest expense on deposits for the second quarter of fiscal 2017 was $982,000 as compared to $1.1 million for the same period last year, a decrease of $144,000, or 13 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost of deposits, partly offset by a higher average balance.  The average cost of deposits decreased seven basis points to 0.41 percent during the second quarter of fiscal 2017 from 0.48 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower average cost of transaction accounts and time deposits and a lower percentage of time deposits to the total deposit balance. The average balance of deposits increased $17.9 million, or two percent, to $939.3 million during the quarter ended December 31, 2016 from $921.4 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in anticipation of higher interest rates.  The average balance of transaction accounts to total deposits in the second quarter of fiscal 2017 was 69 percent, compared to 64 percent in the same period of fiscal 2016.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2017 increased $88,000, or 14 percent, to $736,000 from $648,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased $28.2 million, or 31 percent, to $119.5 million during the quarter ended December 31, 2016 from $91.3 million during the same period last year. The average cost of borrowings decreased 37 basis points to 2.44 percent for the quarter ended December 31, 2016 from 2.81 percent in the same quarter last year.  The decrease in average cost of advances was primarily due to the increased utilization of overnight borrowings and short-term advances with a much lower average cost than long-term FHLB advances.

For the Six Months Ended December 31, 2016 and 2015.  Total interest expense for the first six months of fiscal 2017 was $3.4 million as compared to $3.6 million for the same period last year, a decrease of $131,000, or four percent.  This decrease was attributable to a lower interest expense on deposits, partly offset by a higher interest expense on borrowings.

Interest expense on deposits for the first six months of fiscal 2017 was $2.0 million as compared to $2.3 million for the same period last year, a decrease of $273,000, or 12 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost of deposits, partly offset by a higher average balance.  The average cost of deposits decreased seven basis points to 0.42 percent during the first six months of fiscal 2017 from 0.49 percent during the same period last year.  The decrease in the average cost of deposits was attributable primarily to a lower average cost of transaction accounts and a lower percentage of time deposits to the total deposit balance.  The average balance of deposits increased $12.1 million, or one percent, to $936.1 million during the six months ended December 31, 2016 from $924.0 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  The average balance of transaction accounts to total deposits in the first six months of fiscal 2017 was 68 percent, compared to 64 percent in the same period of fiscal 2016.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first six months of fiscal 2017 increased $142,000, or 11 percent, to $1.4 million from $1.3 million for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased by $31.9 million, or 35 percent, to $123.2 million during the six months ended December 31, 2016 from $91.3 million during the same period last year.  The average cost of borrowings decreased 50 basis points to 2.31 percent for the six months ended December 31, 2016 from 2.81 percent in the same period last year.  The decrease in average cost of advances was primarily due to the increased utilization of overnight borrowings and short-term advances with a much lower average cost than long-term FHLB advances.

The following tables present the average balance sheets for the quarters and six months ended December 31, 2016 and 2015, respectively:

Average Balance Sheets

	Quarter Ended December 31, 2016			Quarter Ended December 31, 2015
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$1,050,410	$10,116	3.85%	$922,719	$8,979	3.89%
Investment securities	45,599	128	1.12%	15,613	71	1.82%
FHLB – San Francisco stock	8,094	458	22.63%	8,094	179	8.85%
Interest-earning deposits	70,972	101	0.56%	185,100	134	0.28%

Total interest-earning assets	1,175,075	10,803	3.68%	1,131,526	9,363	3.31%

Non interest-earning assets	33,638			36,921

Total assets	$1,208,713			$1,168,447

Interest-bearing liabilities:
Checking and money market accounts (2)	$360,678	105	0.12%	$333,610	122	0.15%
Savings accounts	283,120	146	0.20%	259,745	169	0.26%
Time deposits	295,477	731	0.98%	328,063	835	1.01%

Total deposits	939,275	982	0.41%	921,418	1,126	0.48%

Borrowings	119,530	736	2.44%	91,340	648	2.81%

Total interest-bearing liabilities	1,058,805	1,718	0.64%	1,012,758	1,774	0.69%

Non interest-bearing liabilities	17,007			16,897

Total liabilities	1,075,812			1,029,655

Stockholders’ equity	132,901			138,792
Total liabilities and stockholders’ equity	$1,208,713			$1,168,447

Net interest income		$9,085			$7,589

Interest rate spread (3)			3.04%			2.62%
Net interest margin (4)			3.09%			2.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.98%			111.73%
Return on average assets			0.50%			0.34%
Return on average equity			4.53%			2.83%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $234 and $159 for the quarters ended December 31, 2016 and 2015, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $74.0 million and $66.4 million during the quarters ended December 31, 2016 and 2015, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Six Months Ended December 31, 2016			Six Months Ended December 31, 2015
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$1,064,246	$20,596	3.87%	$942,677	$18,469	3.92%
Investment securities	47,598	212	0.89%	15,131	138	1.82%
FHLB – San Francisco stock	8,094	643	15.88%	8,094	379	9.36%
Interest-earning deposits	57,140	156	0.53%	171,442	234	0.27%

Total interest-earning assets	1,177,078	21,607	3.67%	1,137,344	19,220	3.38%

Non interest-earning assets	32,603			34,446

Total assets	$1,209,681			$1,171,790

Interest-bearing liabilities:
Checking and money market accounts (2)	$355,685	203	0.11%	$331,092	239	0.14%
Savings accounts	279,953	290	0.21%	258,328	337	0.26%
Time deposits	300,416	1,503	0.99%	334,530	1,693	1.00%

Total deposits	936,054	1,996	0.42%	923,950	2,269	0.49%

Borrowings	123,235	1,438	2.31%	91,348	1,296	2.81%

Total interest-bearing liabilities	1,059,289	3,434	0.64%	1,015,298	3,565	0.70%

Non interest-bearing liabilities	17,354			16,848

Total liabilities	1,076,643			1,032,146

Stockholders’ equity	133,038			139,644
Total liabilities and stockholders’ equity	$1,209,681			$1,171,790

Net interest income		$18,173			$15,655

Interest rate spread (3)			3.03%			2.68%
Net interest margin (4)			3.09%			2.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.12%			112.02%
Return on average assets			0.51%			0.58%
Return on average equity			4.66%			4.91%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $402 and $220 for the six months ended December 31, 2016 and 2015, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $72.3 million and $66.1 million during the six months ended December 31, 2016 and 2015, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and six months ended December 31, 2016 and 2015, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended December 31, 2016 Compared To Quarter Ended December 31, 2015 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(92)	$1,242	$(13)	$1,137
Investment securities	(27)	136	(52)	57
FHLB – San Francisco stock	279	—	—	279
Interest-bearing deposits	126	(80)	(79)	(33)
Total net change in income on interest-earning assets	286	1,298	(144)	1,440

Interest-bearing liabilities:
Checking and money market accounts	(25)	10	(2)	(17)
Savings accounts	(34)	15	(4)	(23)
Time deposits	(23)	(83)	2	(104)
Borrowings	(86)	200	(26)	88
Total net change in expense on interest-bearing liabilities	(168)	142	(30)	(56)
Net increase (decrease) in net interest income	$454	$1,156	$(114)	$1,496

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2016 Compared To Six Months Ended December 31, 2015 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(226)	$2,383	$(30)	$2,127
Investment securities	(70)	295	(151)	74
FHLB – San Francisco stock	264	—	—	264
Interest-bearing deposits	225	(154)	(149)	(78)
Total net change in income on interest-earning assets	193	2,524	(330)	2,387

Interest-bearing liabilities:
Checking and money market accounts	(49)	17	(4)	(36)
Savings accounts	(70)	28	(5)	(47)
Time deposits	(20)	(172)	2	(190)
Borrowings	(230)	452	(80)	142
Total net change in expense on interest-bearing liabilities	(369)	325	(87)	(131)
Net increase (decrease) in net interest income	$562	$2,199	$(243)	$2,518

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended December 31, 2016 and 2015.  During the second quarter of fiscal 2017, the Corporation recorded a recovery from the allowance for loan losses of $350,000, a three percent decrease from the $362,000 recovery from the allowance for loan losses in the same period of fiscal 2016.  The decrease in the recovery was primarily attributable to an increase of the outstanding balance of loans held for investment, partly offset by further improvement in credit quality. Non-performing loans, net of the allowance for loan losses and fair value adjustments, decreased $244,000, or two percent, to $10.1 million at December 31, 2016 as compared to $10.3 million at June 30, 2016 and were $12.2 million at December 31, 2015.  Net recoveries in the second quarter of fiscal 2017 were $16,000 or 0.01 percent (annualized) of average loans receivable, compared to net recoveries of $96,000 or 0.04 percent (annualized) of average loans receivable in the same quarter of fiscal 2016.  Total classified loans, net of the allowance for loan losses and fair value adjustments, consisting of special mention and substandard loans, were $18.3 million at December 31, 2016 as compared to $19.2 million at June 30, 2016 and to $21.1 million at December 31, 2015.

For the Six Months Ended December 31, 2016 and 2015.  During the first six months of fiscal 2017, the Corporation recorded a recovery from the allowance for loan losses of $500,000, up 25 percent from the recovery from the allowance for loan losses of $400,000 in the same period of fiscal 2016.  The increase in the recovery was primarily attributable to further improvement in credit quality, partly offset by an increase in the outstanding balance of loans held for investment. Net recoveries in the first six months of fiscal 2017 were $221,000 or 0.04 percent (annualized) of average loans receivable, compared to net recoveries of $444,000 or 0.09 percent (annualized) of average loans receivable in the same period of fiscal 2016.

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

At December 31, 2016, the allowance for loan losses was $8.4 million, comprised of collectively evaluated allowances of $8.3 million and individually evaluated allowances of $112,000; in comparison to the allowance for loan losses of $8.7 million at June 30, 2016, comprised of collectively evaluated allowances of $8.7 million and individually evaluated allowances of $20,000.  The allowance for loan losses as a percentage of gross loans held for investment was 0.96 percent at December 31, 2016 compared to 1.02 percent at June 30, 2016.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended December 31, 2016 and 2015.  Total non-interest income increased $234,000, or three percent, to $7.8 million for the quarter ended December 31, 2016 from $7.6 million for the same period last year.  The increase was primarily attributable to an increase in the net gain on sale of loans, partly offset by a net loss on sale and operations of real estate owned and a decrease in other non-interest income during the current quarter as compared to the comparable period last year.

The net gain on sale of loans increased $434,000, or seven percent, to $6.5 million for the second quarter of fiscal 2017 from $6.0 million in the same quarter of fiscal 2016 reflecting the impact of a higher loan sale volume, partly offset by a slightly lower average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, increased $30.8 million or seven percent to $463.2 million in the quarter ended December 31, 2016 from $432.4 million in the comparable quarter last year. The increase in loan sale volume was attributable to the increase in refinance activity as compared to the same period last year. The total refinance loans as percentage of total loans originated by PBM during the second quarter of fiscal 2017 was 55 percent, up from 47 percent in the same quarter of fiscal 2016. The average loan sale margin for PBM decreased to 1.39 percent in the second quarter of fiscal 2017, down one basis point from 1.40 percent in the same period of fiscal 2016.  The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $6.4 million in the second quarter of fiscal 2017 as compared to an unfavorable fair-value adjustment net loss of $1.8 million in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of December 31, 2016, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $4.0 million, compared to $8.7 million at June 30, 2016 and $5.9 million at December 31, 2015.

For the Six Months Ended December 31, 2016 and 2015.  Total non-interest income decreased $963,000, or five percent, to $17.1 million for the six months ended December 31, 2016 from $18.0 million for the same period last year.  The decrease was primarily attributable to decreases in the gain on sale of loans and net loss on sale and operations of real estate owned.

The net gain on sale of loans decreased $494,000, or three percent, to $14.5 million for the first six months of fiscal 2017 from $15.0 million in the same period of fiscal 2016 reflecting the impact of a lower average loan sale margin, partly offset by a higher loan sale volume.  The average loan sale margin for PBM during the first six months of fiscal 2017 was 1.31 percent, down 23 basis points from 1.54 percent for the same period of fiscal 2016.  The decrease in the average loan sale margin for the quarter ended December 31, 2016 was primarily attributable to volatility in loan servicing premiums in the cash markets. Additionally, product composition was less favorable with a higher percentage of loan sales comprised of lower margin products. Refinance transactions rose as a percentage of total volume, particularly from the wholesale channel, and volume also consisted of a higher percentage of conventional high balance product. Total loan sale volume was $1.10 billion in the first six months ended December 31, 2016, up $131.4 million, or 14 percent, from $972.0 million in the comparable quarter last year.  The increase in loan sale volume was attributable to the increase in the refinance market as compared to the same period last year. The total refinance loans as percentage of total loans originated by PBM during the first six months of fiscal 2017 was 56 percent, up from 45 percent in the same period of fiscal 2016. The gain on sale of loans includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $4.3 million in the first six months of fiscal 2017 as compared to an unfavorable fair-value adjustment, a net loss of $2.2 million, in the same period last year.

Net loss on sale and operations of real estate owned acquired in the settlement of loans decreased $430,000 or 163% to a net loss of $166,000 in the first six months of fiscal 2017 from a net gain of $264,000 in the same period last year. Three real estate owned properties were sold in the first six months of fiscal 2017, the same number of real estate owned properties sold in the same period last year. Three real estate owned properties were acquired in the settlement of loans during the first six months of fiscal 2017, compared to six properties acquired in the comparable period last year. As of December 31, 2016, the real estate owned balance was $2.9 million (four properties), compared to $2.7 million (four properties) at June 30, 2016 and $4.9 million (six properties) at December 31, 2015.

Non-Interest Expense:

For the Quarters Ended December 31, 2016 and 2015.  Total non-interest expense in the quarter ended December 31, 2016 was $14.7 million, an increase of $809,000, or six percent, as compared to $13.9 million in the quarter ended December 31, 2015.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits and other non-interest expenses primarily related to mortgage banking operations.

Total salaries and employee benefits expense increased $378,000, or four percent, to $10.3 million in the second quarter of fiscal 2017 from $10.0 million in the same period of fiscal 2016.  The increase was primarily attributable to higher incentive compensation costs related to higher mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) increased $80.4 million, or 15 percent, to $605.3 million in the second quarter of fiscal 2017 from $524.9 million in the comparable quarter of fiscal 2016.

Total other non-interest expenses increased $452,000, or 37 percent, to $1.7 million in the second quarter of fiscal 2017 from $1.2 million in the same period of fiscal 2016. The increase was primarily attributable to higher expenses related to mortgage banking operations.

For the Six Months Ended December 31, 2016 and 2015.  Total non-interest expense in the six months ended December 31, 2016 was $30.3 million, an increase of $2.1 million as compared to $28.2 million in the same period ended December 31, 2015.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits and other non-interest expenses primarily related to mortgage banking operations.

Total salaries and employee benefits expense increased $900,000, or four percent, to $21.7 million in the first six months of fiscal 2017 from $20.8 million in the same period of fiscal 2016.  The increase was primarily attributable to higher incentive compensation costs related to higher mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) increased $210.5 million, or 19 percent, to $1.31 billion in the first six months of fiscal 2017 from $1.10 billion in the comparable period of fiscal 2016.

Total other non-interest expenses increased $1.0 million, or 44 percent, to $3.3 million in the first six months of fiscal 2017 from $2.3 million in the same period of fiscal 2016. The increase was primarily attributable to higher expenses related to mortgage banking operations.

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

For the Quarters Ended December 31, 2016 and 2015.  The income tax provision was $1.1 million for the quarter ended December 31, 2016 as compared to $708,000 for the same quarter last year.  The effective income tax rate for the quarter ended December 31, 2016 was 42.1 percent as compared to 41.9 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2017 reflects its current income tax obligations.

For the Six Months Ended December 31, 2016 and 2015.  The income tax provision was $2.4 million for the six months ended December 31, 2016 as compared to $2.5 million for the same period last year.  The effective income tax rate for the six months ended December 31, 2016 was 43.2 percent as compared to 41.8 percent in the same period last year.  The increase in the effective tax rate for the first six months of fiscal 2017 was due primarily to lower tax benefits related to stock-based compensation, as compared to the same period last year. The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2017 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral primarily located in California, decreased $244,000, or two percent, to $10.1 million at December 31, 2016 from $10.3 million at June 30, 2016.  Non-performing loans as a percentage of loans held for investment improved to 1.16 percent at December 31, 2016 from 1.23 percent at June 30, 2016.  The non-performing loans at December 31, 2016 were primarily comprised of 33 single-family loans ($9.4 million); two multi-family loans ($568,000); one commercial business loan ($70,000); and one consumer loan (fully reserved).  This compares to the $10.3 million of non-performing loans at June 30, 2016 which were primarily comprised of 35 single-family loans ($9.5 million); two multi-family loans ($709,000); one commercial business loan ($76,000); and one consumer loan (fully reserved). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of December 31, 2016, total restructured loans decreased $817,000, or 18 percent, to $3.8 million from $4.6 million at June 30, 2016.  At December 31, 2016 and June 30, 2016, $3.8 million and $3.3 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2016, $1.7 million, or 46 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $1.9 million, or 41 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2016.

Real estate owned was $2.9 million at December 31, 2016, an increase of $243,000 or nine percent from $2.7 million at June 30, 2016.  Real estate owned at December 31, 2016 was comprised of four single-family properties, three of which are located in California and one is located in Arizona.  The Corporation has not suspended foreclosure activity at any time through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $1,000 to $13.0 million or 1.09 percent of total assets at December 31, 2016 from $13.0 million or 1.11 percent of total assets at June 30, 2016.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first six months of fiscal 2017, the Corporation repurchased one loan of $389,000 from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreement, which was subsequently paid off.  This compares to the first six months of fiscal 2016 when the Corporation repurchased six loans, totaling $1.5 million, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements. Additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first six months of fiscal 2017, the Corporation recorded a recourse recovery of $30,000 and settled claims for $11,000.  This compares to the first six months of fiscal 2016 when the Corporation had a recourse provision of $33,000 and settled claims for $33,000. As of December 31, 2016, the total recourse reserve for loans sold that are subject to repurchase was $412,000, down from $453,000 at June 30, 2016 and down from $768,000 at December 31, 2015.

Beginning in 2008, in connection with the downturn in the real estate market, the Corporation implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Corporation is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, and there are no assurances that the current recourse reserve will be sufficient to cover all future recourse claims.

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2016 and 2015:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2016	2015	2016	2015
(In Thousands)

Balance, beginning of the period	$453	$768	$453	$768
(Recovery) provision for recourse liability	(30)	30	(30)	33
Net settlements in lieu of loan repurchases	(11)	(30)	(11)	(33)
Balance, end of the period	$412	$768	$412	$768

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2016:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$35,802	731	74%	9.33 years
Stated income (5)	$120,469	728	64%	10.98 years
FICO less than or equal to 660	$9,529	645	62%	9.52 years
Over 30-year amortization	$10,679	728	64%	11.25 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $451,000 of “interest only,” $6.4 million of “stated income,” $570,000 of “FICO less than or equal to 660,” and $222,000 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2016:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$23,874	2%	—%
Fully amortize between 1 year and 5 years	11,928	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$35,802	1%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2016:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$118,436	5%	—%
Interest rate reset between 1 year and 5 years	2,033	—%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$120,469	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of payment terms on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully amortizing status from their interest-only period has started to accelerate and may create a payment shock for some of the Corporation’s borrowers as the loans adjust to a higher monthly payment consisting of both principal and interest, which may result in an increase in non-performing loans. To date, the Corporation has not experienced an elevated level of delinquencies or defaults related to payment shocks.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	2016	Total
Loan balance (in thousands)	$211,031	$853	$119	$994	$3,672	$2,905	$15,435	$17,547	$52,397	$304,953
Weighted-average LTV (1)	64%	50%	67%	62%	58%	45%	64%	72%	67%	65%
Weighted-average age (in years)	11.04	7.40	6.13	5.42	4.44	3.50	2.42	1.54	0.54	8.07
Weighted-average FICO (2)	730	750	700	711	739	756	741	741	746	734
Number of loans	664	3	1	4	19	22	31	25	87	856

Geographic breakdown (%)
Inland Empire	31%	100%	100%	58%	11%	43%	41%	27%	23%	31%
Southern California (3)	55%	—%	—%	42%	42%	29%	28%	45%	45%	51%
Other California (4)	13%	—%	—%	—%	47%	28%	31%	28%	32%	18%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	2016	Total
Loan balance (in thousands)	$29,064	$—	$—	$6,896	$22,142	$77,612	$84,356	$89,298	$139,097	$448,465
Weighted-average LTV (1)	44%	—%	—%	53%	53%	54%	55%	54%	49%	52%
Weighted-average DCR (2)	1.55x	—	—	1.57x	1.76x	1.69x	1.66x	1.62x	1.65x	1.65x
Weighted-average age (in years)	11.46	—	—	5.24	4.33	3.39	2.46	1.49	0.50	2.54
Weighted-average FICO (3)	693	—	—	768	721	757	764	757	755	751
Number of loans	62	—	—	9	25	105	103	129	155	588

Geographic breakdown (%)
Inland Empire	28%	—%	—%	7%	18%	30%	12%	17%	9%	16%
Southern California (4)	54%	—%	—%	78%	49%	50%	54%	64%	66%	59%
Other California (5)	8%	—%	—%	15%	33%	20%	34%	19%	25%	24%
Other States	10%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	—%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2016:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$74,906	1%	—%	10%
Interest rate reset or mature between 1 year and 5 years	353,304	—%	—%	6%
Interest rate reset or mature after 5 years	20,255	—%	—%	—%
Total	$448,465	—%	—%	6%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2016:

	Calendar Year of Origination
(Dollars In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	2016	Total (5)(6)
Loan balance (in thousands)	$4,825	$—	$347	$733	$13,037	$15,595	$23,564	$21,486	$18,457	$98,044
Weighted-average LTV (1)	46%	—%	55%	59%	48%	47%	45%	43%	52%	47%
Weighted-average DCR (2)	1.52x	—	1.26x	1.47x	1.89x	1.71x	1.93x	1.78x	1.58x	1.76x
Weighted-average age (in years)	11.61	—	6.60	5.03	4.24	3.40	2.42	1.48	0.61	2.76
Weighted-average FICO (2)	709	—	704	770	752	758	756	751	759	754
Number of loans	11	—	2	1	11	20	29	27	24	125

Geographic breakdown (%):
Inland Empire	68%	—%	50%	—%	74%	34%	35%	25%	12%	35%
Southern California (3)	32%	—%	50%	100%	26%	40%	47%	33%	62%	43%
Other California (4)	—%	—%	—%	—%	—%	26%	18%	42%	26%	22%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $38.2 million in Mixed Use; $13.6 million in Retail; $13.2 million in Office; $10.0 million in Mobile Home Parks; $7.3 million in Warehouse; $5.1 million in Medical/Dental Office; $4.0 million in Mini-Storage; $3.3 million in Restaurant/Fast Food; $1.7 million in Light Industrial/Manufacturing and $1.6 million in Automotive – Non Gasoline.

(6)	Consisting of $88.7 million or 90.5 percent in investment properties and $9.3 million or 9.5 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2016:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$20,068	—%	—%	68%
Interest rate reset or mature between 1 year and 5 years	77,976	—%	—%	88%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$98,044	—%	—%	84%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At December 31, 2016	At June 30, 2016
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$5,716	$6,292
Multi-family	568	709
Total	6,284	7,001

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,711	3,232
Commercial business loans	70	76
Total	3,781	3,308

Total non-performing loans	10,065	10,309

Real estate owned, net	2,949	2,706
Total non-performing assets	$13,014	$13,015

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.16%	1.23%

Non-performing loans as a percentage of total assets	0.84%	0.88%

Non-performing assets as a percentage of total assets	1.09%	1.11%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of December 31, 2016:

	Calendar Year of Origination
(In Thousands)	2008 & Prior	2009	2010	2011	2012	2013	2014	2015	2016	Total
Mortgage loans:
Single-family	$9,338	$—	$—	$—	$89	$—	$—	$—	$—	$9,427
Multi-family	568	—	—	—	—	—	—	—	—	568
Commercial business loans	—	70	—	—	—	—	—	—	—	70
Total	$9,906	$70	$—	$—	$89	$—	$—	$—	$—	$10,065

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of December 31, 2016:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,826	$5,001	$1,600	$—	$9,427
Multi-family	194	—	—	374	568
Commercial business loans	—	70	—	—	70
Total	$3,020	$5,071	$1,600	$374	$10,065

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:

	At December 31, 2016		At June 30, 2016
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$4,710	13	$4,896	14
Multi-family	3,511	3	3,974	4
Total special mention loans	8,221	16	8,870	18

Substandard loans:
Mortgage loans:
Single-family	9,427	35	9,524	37
Multi-family	568	2	709	2
Commercial business loans	70	1	76	1
Consumer loans	—	1	—	1
Total substandard loans	10,065	39	10,309	41

Total classified loans	18,286	55	19,179	59

Real estate owned:
Single-family	2,949	4	2,706	4
Total real estate owned	2,949	4	2,706	4

Total classified assets	$21,235	59	$21,885	63

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2016	2015	2016	2015
Loans originated and purchased for sale:
Retail originations	$264,857	$248,289	$583,827	$523,387
Wholesale originations and purchases	277,054	224,214	605,426	489,405
Total loans originated and purchased for sale (1)	541,911	472,503	1,189,253	1,012,792

Loans sold:
Servicing released	(624,979)	(437,575)	(1,183,992)	(1,027,165)
Servicing retained	(13,520)	(20,844)	(22,821)	(32,265)
Total loans sold (2)	(638,499)	(458,419)	(1,206,813)	(1,059,430)

Loans originated for investment:
Mortgage loans:
Single-family	17,926	7,188	29,756	12,618
Multi-family	15,418	24,065	34,459	46,768
Commercial real estate	2,021	3,670	4,848	10,114
Construction	1,661	4,708	3,296	5,090
Other	—	—	—	72
Consumer loans	1	—	1	—
Total loans originated for investment (3)	37,027	39,631	72,360	74,662

Loans purchased for investment:
Mortgage loans:
Single-family	9,477	1,949	9,527	2,142
Multi-family	16,858	8,868	39,764	8,868
Commercial real estate	—	1,950	—	1,950
Total loans purchased for investment (3)	26,335	12,767	49,291	12,960

Mortgage loan principal payments	(54,722)	(37,742)	(105,264)	(83,589)
Real estate acquired in settlement of loans	—	(3,225)	(1,298)	(4,231)
Decrease in other items, net (4)	(5,577)	(4,959)	(2,197)	(2,227)

Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(93,525)	$20,556	$(4,668)	$(49,063)

(1)
Includes PBM loans originated and purchased for sale during the quarters and six months ended December 31, 2016 and 2015 totaling $541.9 million, $472.5 million, $1.19 billion and $1.01 billion, respectively.

(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2016 and 2015 totaling $638.5 million, $458.4 million, $1.21 billion and $1.06 billion, respectively.

(3)
Includes PBM loans originated and purchased for investment during the quarters and six months ended December 31, 2016 and 2015 totaling $15.6 million, $7.7 million, $26.8 million and $13.3 million, respectively.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2017 and 2016, the Corporation originated and purchased $1.31 billion and $1.10 billion of loans, respectively.  The total loans sold in the first six months of fiscal 2017 and 2016 were $1.21 billion and $1.06 billion, respectively.  At December 31, 2016, the Corporation had loan origination commitments totaling $103.2 million, undisbursed lines of credit totaling $1.3 million and undisbursed construction loan funds totaling $10.0 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first six months of fiscal 2017, the net increase in deposits was $2.3 million, primarily due to the increase in transaction accounts, partly offset by scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of December 31, 2016, total deposits were $928.7 million. At December 31, 2016, time deposits scheduled to mature in one year or less were $141.2 million and total time deposits with a principal amount of $100,000 or higher were $144.1 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2016, total cash and cash equivalents were $82.8 million, or seven percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2016, total borrowings were $111.3 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $314.1 million and the remaining available collateral was $582.1 million.  In addition, the Bank has secured a $39.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $41.7 million.  As of December 31, 2016, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2017 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of December 31, 2016.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2016 decreased to 29.4 percent from 31.2 percent for the quarter ended June 30, 2016.

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

At December 31, 2016, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at December 31, 2016 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of December 31, 2016
Tier 1 leverage capital (to adjusted average assets)	$132,241	10.94%	$48,336	4.00%	$60,420	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets)	$132,241	17.78%	$38,126	5.13%	$48,355	6.50%
Tier 1 capital (to risk-weighted assets)	$132,241	17.78%	$49,285	6.63%	$59,514	8.00%
Total capital (to risk-weighted assets)	$140,805	18.93%	$64,164	8.63%	$74,393	10.00%

As of June 30, 2016
Tier 1 leverage capital (to adjusted assets)	$133,081	11.40%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$133,081	17.89%	$38,117	5.13%	$48,343	6.50%
Tier 1 capital (to risk-weighted assets)	$133,081	17.89%	$49,273	6.63%	$59,500	8.00%
Total capital (to risk-weighted assets)	$141,955	19.09%	$64,148	8.63%	$74,375	10.00%

Provident Savings Bank, F.S.B.:

As of December 31, 2016
Tier 1 leverage capital (to adjusted average assets)	$114,750	9.50%	$48,336	4.00%	$60,420	5.00%
CET1 capital (to risk-weighted assets)	$114,750	15.43%	$38,120	5.13%	$48,348	6.50%
Tier 1 capital (to risk-weighted assets)	$114,750	15.43%	$49,277	6.63%	$59,505	8.00%
Total capital (to risk-weighted assets)	$123,314	16.58%	$64,154	8.63%	$74,381	10.00%

As of June 30, 2016
Tier 1 leverage capital (to adjusted assets)	$120,192	10.29%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$120,192	16.16%	$38,112	5.13%	$48,337	6.50%
Tier 1 capital (to risk-weighted assets)	$120,192	16.16%	$49,266	6.63%	$59,491	8.00%
Total capital (to risk-weighted assets)	$129,066	17.36%	$64,139	8.63%	$74,364	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new requirement began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year to an amount equal to 2.5% of risk-weighted assets when fully implemented in January 2019.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first six months of fiscal 2017, the Bank paid a cash dividend of $10.0 million to the Corporation; while the Corporation paid $2.1 million of cash dividends to its shareholders.

Supplemental Information

	At December 31, 2016	At June 30, 2016	At December 31, 2015

Loans serviced for others (in thousands)	$113,615	$105,469	$101,539

Book value per share	$16.75	$16.73	$16.52

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short-average life.  The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 0.75 percent making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2016 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$260,967	$108,216	$1,299,069	20.09%	+761 bp
+300 bp	$240,968	$88,217	$1,286,188	18.74%	+626 bp
+200 bp	$216,260	$63,509	$1,269,429	17.04%	+456 bp
+100 bp	$186,221	$33,470	$1,248,286	14.92%	+244 bp
0 bp	$152,751	$—	$1,223,765	12.48%	0 bp
-100 bp	$134,666	$(18,085)	$1,217,173	11.06%	-142 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2016 (“base case”).

(2)	Derived as the NPV divided by the portfolio value of total assets.

(3)	Derived as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2016 and June 30, 2016.

	At December 31, 2016	At June 30, 2016
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.48%	13.28%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.06%	11.59%
Sensitivity Measure: Change in NPV Ratio	-142 bp	-169 bp

The pre-shock NPV ratio declined 80 basis points to 12.48% at December 31, 2016 from 13.28% at June 30, 2016 and the post-shock NPV ratio declined 53 basis points to 11.06% at December 31, 2016 from 11.59% at June 30, 2016. The decline of the NPV ratios was primarily attributable to a $10.0 million cash dividend distribution from the Bank to the Corporation in September 2016, partly offset by the net income in the first six months of fiscal 2017.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the results described in the tables above.  It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults.  Changes in market interest rates may also affect the volume and profitability of the Corporation’s mortgage banking operations.  Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates.  Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Corporation, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at December 31, 2016 and June 30, 2016.

At December 31, 2016		At June 30, 2016
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	22.50%	+400 bp	(5.20)%
+300 bp	16.76%	+300 bp	4.00%
+200 bp	11.12%	+200 bp	2.05%
+100 bp	3.57%	+100 bp	(1.48)%
-100 bp	(12.31)%	-100 bp	(16.10)%

At both December 31, 2016 and June 30, 2016, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore at December 31, 2016, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under plus 100 basis point and plus 400 basis point scenarios at June 30, 2016.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2016 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2016	8,300	$19.08	8,300	356,814
November 1 – 30, 2016	64,100	19.21	64,100	292,714
December 1 – 31, 2016	13,400	20.12	13,400	279,314
Total	85,800	$19.34	85,800	279,314

(1)	Represents the remaining shares available for future purchases under the May 2016 stock repurchase plan.

During the quarter ended December 31, 2016, the Corporation purchased 85,800 shares of the Corporation’s common stock at an average cost of $19.34 per share. For the six months ended December 31, 2016, the Corporation purchased 171,634 shares of the Corporation’s common stock at an average cost of $19.35 per share, including the repurchase of 25,598 shares of distributed restricted stock at an average cost of $19.56 per share to cover employee withholding tax obligations, consistent with the distribution. As of December 31, 2016, a total of 117,686 shares or 30 percent of the shares authorized in the May 2016 stock repurchase plan have been purchased at an average cost of $19.32 per share, leaving 279,314 shares available for future purchases. During the quarter and six months ended December 31, 2016, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 7, 2017	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2017	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.