Form 10-Q
period 2017-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2017-05-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒    Non-accelerated filer ☐ Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No  ✓  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of April 28, 2017
Common stock, $ 0.01 par value, per share	7,891,547 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2017 and June 30, 2016	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2017 and 2016	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Nine Months Ended March 31, 2017 and 2016	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2017 and 2016	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2017 and 2016	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	47
	Safe-Harbor Statement	48
	Critical Accounting Policies	49
	Executive Summary and Operating Strategy	49
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	50
	Comparison of Financial Condition at March 31, 2017 and June 30, 2016	51
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2017 and 2016	53
	Asset Quality	62
	Loan Volume Activities	70
	Liquidity and Capital Resources	71
	Supplemental Information	73

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	73

ITEM 4 -	Controls and Procedures	75

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	75
ITEM 1A -	Risk Factors	75
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	76
ITEM 3 -	Defaults Upon Senior Securities	76
ITEM 4 -	Mine Safety Disclosures	76
ITEM 5 -	Other Information	76
ITEM 6 -	Exhibits	76

SIGNATURES		79

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	March 31, 2017	June 30, 2016
Assets
Cash and cash equivalents	$125,298	$51,206
Investment securities – held to maturity, at cost	41,035	39,979
Investment securities – available for sale, at fair value	9,862	11,543
Loans held for investment, net of allowance for loan losses of $8,275 and $8,670, respectively; includes $6,250 and $5,159 at fair value, respectively	880,510	840,022
Loans held for sale, at fair value	105,531	189,458
Accrued interest receivable	2,724	2,781
Real estate owned, net	2,768	2,706
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,094	8,094
Premises and equipment, net	6,353	6,043
Prepaid expenses and other assets	17,270	19,549

Total assets	$1,199,445	$1,171,381

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$76,795	$71,158
Interest-bearing deposits	861,511	855,226
Total deposits	938,306	926,384

Borrowings	111,244	91,299
Accounts payable, accrued interest and other liabilities	18,304	20,247
Total liabilities	1,067,854	1,037,930

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,931,365 and 17,847,365 shares issued; 7,885,547 and 7,975,250 shares outstanding, respectively)	179	178
Additional paid-in capital	92,775	90,802
Retained earnings	192,816	191,666
Treasury stock at cost (10,045,818 and 9,872,115 shares, respectively)	(154,427)	(149,508)
Accumulated other comprehensive income, net of tax	248	313

Total stockholders’ equity	131,591	133,451

Total liabilities and stockholders’ equity	$1,199,445	$1,171,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Interest income:
Loans receivable, net	$9,704	$9,204	$30,300	$27,673
Investment securities	142	96	354	234
FHLB – San Francisco stock	184	163	827	542
Interest-earning deposits	250	183	406	417
Total interest income	10,280	9,646	31,887	28,866

Interest expense:
Checking and money market deposits	90	116	293	355
Savings deposits	144	170	434	507
Time deposits	686	807	2,189	2,500
Borrowings	713	641	2,151	1,937
Total interest expense	1,633	1,734	5,067	5,299

Net interest income	8,647	7,912	26,820	23,567
Recovery from the allowance for loan losses	(165)	(694)	(665)	(1,094)
Net interest income, after recovery from the allowance for loan losses	8,812	8,606	27,485	24,661

Non-interest income:
Loan servicing and other fees	362	383	939	800
Gain on sale of loans, net	5,395	7,145	19,869	22,113
Deposit account fees	562	590	1,664	1,790
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(74)	(276)	(240)	(12)
Card and processing fees	338	355	1,063	1,069
Other	208	227	580	711
Total non-interest income	6,791	8,424	23,875	26,471

Non-interest expense:
Salaries and employee benefits	10,370	10,630	32,033	31,393
Premises and occupancy	1,241	1,146	3,765	3,424
Equipment	352	349	1,054	1,158
Professional expenses	436	583	1,571	1,555
Sales and marketing expenses	421	356	970	952
Deposit insurance premiums and regulatory assessments	189	252	614	764
Other	759	1,169	4,061	3,458
Total non-interest expense	13,768	14,485	44,068	42,704

Income before income taxes	1,835	2,545	7,292	8,428
Provision for income taxes	690	1,051	3,049	3,509
Net income	$1,145	$1,494	$4,243	$4,919

Basic earnings per share	$0.14	$0.18	$0.53	$0.58
Diluted earnings per share	$0.14	$0.18	$0.52	$0.57
Cash dividends per share	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$1,145	$1,494	$4,243	$4,919

Change in unrealized holding (loss) gain on securities available for sale	(28)	28	(112)	(119)
Reclassification of (gains) losses to net income	—	—	—	—
Other comprehensive (loss) income, before income taxes	(28)	28	(112)	(119)

Income tax (benefit) provision	(12)	12	(47)	(50)
Other comprehensive (loss) income	(16)	16	(65)	(69)

Total comprehensive income	$1,129	$1,510	$4,178	$4,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended March 31, 2017 and 2016:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at December 31, 2016	7,915,116	$179	$92,215	$192,699	$(152,802)	$264	$132,555

Net income				1,145			1,145
Other comprehensive loss						(16)	(16)
Purchase of treasury stock	(89,819)				(1,678)		(1,678)
Exercise of stock options	60,250	—	524				524
Amortization of restricted stock			139				139
Awards of restricted stock			(53)		53		—
Stock options expense			115				115
Tax effect from stock-based compensation			(165)				(165)
Cash dividends(1)				(1,028)			(1,028)

Balance at March 31, 2017	7,885,547	$179	$92,775	$192,816	$(154,427)	$248	$131,591

(1) Cash dividends of $0.13 per share were paid in the quarter ended March 31, 2017.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at December 31, 2015	8,345,723	$178	$89,604	$189,590	$(141,753)	$246	$137,865

Net income				1,494			1,494
Other comprehensive income						16	16
Purchase of treasury stock(1)	(208,840)				(3,634)		(3,634)
Exercise of stock options	57,500	1	420				421
Distribution of restricted stock	7,500						—
Amortization of restricted stock			152				152
Stock options expense			139				139
Tax effect from stock-based compensation			197				197
Cash dividends(2)				(1,000)			(1,000)

Balance at March 31, 2016	8,201,883	$179	$90,512	$190,084	$(145,387)	$262	$135,650

(1) Includes the repurchase of 3,090 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.12 per share were paid in the quarter ended March 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended March 31, 2017 and 2016:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2016	7,975,250	$178	$90,802	$191,666	$(149,508)	$313	$133,451

Net income				4,243			4,243
Other comprehensive loss						(65)	(65)
Purchase of treasury stock(1)	(261,453)				(4,999)		(4,999)
Exercise of stock options	84,000	1	808				809
Distribution of restricted stock	87,750						—
Amortization of restricted stock			634				634
Awards of restricted stock			(214)		214		—
Forfeitures of restricted stock			134		(134)		—
Stock options expense			597				597
Tax effect from stock-based compensation			14				14
Cash dividends(2)				(3,093)			(3,093)

Balance at March 31, 2017	7,885,547	$179	$92,775	$192,816	$(154,427)	$248	$131,591

(1) Includes the repurchase of 25,598 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.39 per share were paid during the nine months ended March 31, 2017.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2015	8,634,607	$177	$88,893	$188,206	$(136,470)	$331	$141,137

Net income				4,919			4,919
Other comprehensive loss						(69)	(69)
Purchase of treasury stock(1)	(520,224)				(8,917)		(8,917)
Exercise of stock options	77,500	2	567				569
Distribution of restricted stock	10,000						—
Amortization of restricted stock			446				446
Stock options expense			394				394
Tax effect from stock-based compensation			212				212
Cash dividends(2)				(3,041)			(3,041)

Balance at March 31, 2016	8,201,883	$179	$90,512	$190,084	$(145,387)	$262	$135,650

(1) Includes the repurchase of 4,500 shares from a cashless stock option exercise and the repurchase of 3,090 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.36 per share were paid during the nine months ended March 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,243	$4,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,948	1,332
Recovery from the allowance for loan losses	(665)	(1,094)
Provision (recovery) of losses on real estate owned	145	(80)
Gain on sale of loans, net	(19,869)	(22,113)
Gain on sale of real estate owned, net	(84)	(12)
Stock-based compensation	1,231	840
Provision (benefit) for deferred income taxes	1,335	(188)
Tax effect from stock based compensation	(14)	(212)
Increase in accounts payable, accrued interest and other liabilities	1,006	420
Increase in prepaid expenses and other assets	(572)	(701)
Loans originated for sale	(1,507,162)	(1,405,671)
Proceeds from sale of loans	1,609,636	1,471,958
Net cash provided by operating activities	91,178	49,398

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(42,052)	3,015
Principal payments from investment securities held to maturity	9,398	513
Principal payments from investment securities available for sale	1,434	1,896
Purchase of investment securities held to maturity	(10,970)	(20,769)
Proceeds from sale of real estate owned	1,497	4,971
Purchase of premises and equipment	(991)	(698)
Net cash used for investing activities	(41,684)	(11,072)

Cash flows from financing activities:
Increase in deposits, net	11,922	2,979
Proceeds from long-term borrowings	20,000	—
Repayments of long-term borrowings	(55)	(50)
Exercise of stock options	809	569
Tax effect from stock based compensation	14	212
Cash dividends	(3,093)	(3,041)
Treasury stock purchases	(4,999)	(8,917)
Net cash provided by (used for) financing activities	24,598	(8,248)

Net increase in cash and cash equivalents	74,092	30,078
Cash and cash equivalents at beginning of period	51,206	81,403
Cash and cash equivalents at end of period	$125,298	$111,481
Supplemental information:
Cash paid for interest	$5,043	$5,306
Cash paid for income taxes	$2,384	$3,845
Transfer of loans held for sale to held for investment	$2,280	$3,758
Real estate acquired in the settlement of loans	$1,845	$5,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2016 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2016.  The results of operations for the quarter and nine months ended March 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are applicable to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2016, except the adoption of ASU 2015-05, ASU 2015-10 and ASU 2015-12 beginning in fiscal 2017 which did not have a material impact on its condensed consolidated financial statements and as set forth below.

ASU 2017-07:
In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." This ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Corporation's adoption of this ASU is not expected to have a material impact on its condensed consolidated financial statements.

ASU 2017-03:
In January 2017, the FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) and Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings." The SEC staff announcement provided the view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted.  This announcement applies to Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"; ASU No. 2016-02, "Leases (Topic 842)"; and ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The Corporation has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

ASU 2016-19:
In December 2016, the FASB issued ASU 2016-19, "Technical Corrections and Improvements." The amendments in this ASU cover a wide range of topics in the Codification. The reason is provided before each amendment for clarity and ease of understanding. The amendments in this ASU are generally related to: (1) differences between original guidance and the codification, (2) guidance clarification and reference corrections, (3) simplification and (4) minor improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU are effective upon issuance and the Corporation's adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

ASU 2016-13:
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Corporation is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Upon adoption, the Corporation expects the allowance for loan losses to increase, however, until the evaluation is complete the magnitude of the increase will be unknown.

ASU 2016-02:
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. This ASU will be effective for annual periods beginning after December 15, 2018, and interim periods therein, early adoption is permitted. The Corporation is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements. The Corporation leases buildings and offices under non-cancelable operating leases, the majority of which will be subject to this ASU. While the Corporation has not quantified the impact to its balance sheet, upon adoption of this ASU, the Corporation expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.

ASU 2015-14:
In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)," which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2015-14 is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Corporation's revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Corporation is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Corporation is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Corporation has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Corporation's implementation efforts are ongoing and such assessments may change prior to the July 1, 2018 implementation date.

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

As of March 31, 2017 and 2016, there were outstanding options to purchase 683,250 shares and 943,500 shares of the Corporation’s common stock, respectively, of which 76,000 shares and 216,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2017 and 2016, there were outstanding restricted stock awards of 111,000 shares and 190,000 shares, respectively, all of which had a dilutive effect.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2017 and 2016, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,145	$1,494	$4,243	$4,919

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,926	8,318	7,943	8,427

Effect of dilutive shares:
Stock options	142	132	153	129
Restricted stock	26	66	30	64

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	8,094	8,516	8,126	8,620

Basic earnings per share	$0.14	$0.18	$0.53	$0.58
Diluted earnings per share	$0.14	$0.18	$0.52	$0.57

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and nine months ended March 31, 2017 and 2016, respectively.

	For the Quarter Ended March 31, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,940	$707	$8,647
Recovery from the allowance for loan losses	(121)	(44)	(165)
Net interest income, after recovery from the allowance for loan losses	8,061	751	8,812

Non-interest income:
Loan servicing and other fees (1)	125	237	362
Gain on sale of loans, net (2)	1	5,394	5,395
Deposit account fees	562	—	562
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(68)	(6)	(74)
Card and processing fees	338	—	338
Other	208	—	208
Total non-interest income	1,166	5,625	6,791

Non-interest expense:
Salaries and employee benefits	4,662	5,708	10,370
Premises and occupancy	784	457	1,241
Operating and administrative expenses	1,333	824	2,157
Total non-interest expense	6,779	6,989	13,768
Income (loss) before income taxes	2,448	(613)	1,835
Provision (benefit) for income taxes	948	(258)	690
Net income (loss)	$1,500	$(355)	$1,145
Total assets, end of period	$1,093,715	$105,730	$1,199,445

(1)	Includes an inter-company charge of $173 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $48 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$6,915	$997	$7,912
Recovery from the allowance for loan losses	(690)	(4)	(694)
Net interest income after recovery from the allowance for loan losses	7,605	1,001	8,606

Non-interest income:
Loan servicing and other fees (1)	126	257	383
Gain on sale of loans, net (2)	34	7,111	7,145
Deposit account fees	590	—	590
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(231)	(45)	(276)
Card and processing fees	355	—	355
Other	227	—	227
Total non-interest income	1,101	7,323	8,424

Non-interest expense:
Salaries and employee benefits	4,761	5,869	10,630
Premises and occupancy	720	426	1,146
Operating and administrative expenses	1,232	1,477	2,709
Total non-interest expense	6,713	7,772	14,485
Income before income taxes	1,993	552	2,545
Provision for income taxes	819	232	1,051
Net income	$1,174	$320	$1,494
Total assets, end of period	$989,538	$184,213	$1,173,751

(1)	Includes an inter-company charge of $135 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $53 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$23,336	$3,484	$26,820
Recovery from the allowance for loan losses	(431)	(234)	(665)
Net interest income, after recovery from the allowance for loan losses	23,767	3,718	27,485

Non-interest income:
Loan servicing and other fees (1)	444	495	939
Gain on sale of loans, net (2)	39	19,830	19,869
Deposit account fees	1,664	—	1,664
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(231)	(9)	(240)
Card and processing fees	1,063	—	1,063
Other	580	—	580
Total non-interest income	3,559	20,316	23,875

Non-interest expense:
Salaries and employee benefits	14,198	17,835	32,033
Premises and occupancy	2,432	1,333	3,765
Operating and administrative expenses	3,632	4,638	8,270
Total non-interest expense	20,262	23,806	44,068
Income before income taxes	7,064	228	7,292
Provision for income taxes	2,953	96	3,049
Net income	$4,111	$132	$4,243
Total assets, end of period	$1,093,715	$105,730	$1,199,445

(1)	Includes an inter-company charge of $396 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $216 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$20,519	$3,048	$23,567
Recovery from the allowance for loan losses	(1,031)	(63)	(1,094)
Net interest income, after recovery from the allowance for loan losses	21,550	3,111	24,661

Non-interest income:
Loan servicing and other fees (1)	458	342	800
Gain on sale of loans, net (2)	34	22,079	22,113
Deposit account fees	1,790	—	1,790
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	28	(40)	(12)
Card and processing fees	1,069	—	1,069
Other	711	—	711
Total non-interest income	4,090	22,381	26,471

Non-interest expense:
Salaries and employee benefits	13,569	17,824	31,393
Premises and occupancy	2,164	1,260	3,424
Operating and administrative expenses	3,467	4,420	7,887
Total non-interest expense	19,200	23,504	42,704
Income before income taxes	6,440	1,988	8,428
Provision for income taxes	2,673	836	3,509
Net income	$3,767	$1,152	$4,919
Total assets, end of period	$989,538	$184,213	$1,173,751

(1)	Includes an inter-company charge of $303 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $352 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2017 and June 30, 2016 were as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
U.S. government sponsored enterprise MBS (1)	40,235	241	(6)	40,470	40,235
Total investment securities - held to maturity	$41,035	$241	$(6)	$41,270	$41,035

Available for sale:
U.S. government agency MBS	$5,499	$201	$—	$5,700	$5,700
U.S. government sponsored enterprise MBS	3,474	187	—	3,661	3,661
Private issue CMO (2)	497	4	—	501	501
Total investment securities - available for sale	$9,470	$392	$—	$9,862	$9,862
Total investment securities	$50,505	$633	$(6)	$51,132	$50,897

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$800	$—	$—	$800	$800
U.S. government sponsored enterprise MBS	39,179	459	—	39,638	39,179
Total investment securities - held to maturity	$39,979	$459	$—	$40,438	$39,979

Available for sale:
U.S. government agency MBS	$6,308	$264	$—	$6,572	$6,572
U.S. government sponsored enterprise MBS	3,998	225	—	4,223	4,223
Private issue CMO	598	4	(1)	601	601
Common stock - community development financial institution	147	—	—	147	147
Total investment securities - available for sale	$11,051	$493	$(1)	$11,543	$11,543
Total investment securities	$51,030	$952	$(1)	$51,981	$51,522

In the third quarters of fiscal 2017 and 2016, the Corporation received MBS principal payments of $3.5 million and $1.1 million, respectively, and there were no sales of investment securities during these periods. In the third quarters of fiscal 2017 and 2016, the Corporation purchased U.S. government sponsored enterprise MBS totaling $11.0 million and $10.6 million to be held to maturity, respectively. For the first nine months of fiscal 2017 and 2016, the Corporation received MBS principal payments of $10.8 million and $2.4 million, respectively, and there were no sales of investment securities during these periods. In the first nine months of fiscal 2017 and 2016, the Corporation purchased U.S. government sponsored enterprise MBS totaling $11.0 million and $20.8 million to be held to maturity, respectively. In July 2016, the Corporation received the cash proceeds from its equity investment in a community development financial institution, consistent with the purchase agreement between the acquiring institution and the community development financial institution.

The Corporation held investments with an unrealized loss position of $6,000 at March 31, 2017 and $1,000 at June 30, 2016.

As of March 31, 2017	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$11,548	$6	$—	$—	$11,548	$6
Total investment securities	$11,548	$6	$—	$—	$11,548	$6

As of June 30, 2016	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale:
Private issue CMO	$103	$1	$—	$—	$103	$1
Total investment securities	$103	$1	$—	$—	$103	$1

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of March 31, 2017 and June 30, 2016, the unrealized holding loss was less than 12 months. The Corporation does not believe that there are any other-than-temporary impairments on the investment securities at March 31, 2017 and 2016; therefore, no impairment losses were recorded for the quarters and nine months ended March 31, 2017 and 2016.

Contractual maturities of investment securities as of March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017		June 30, 2016
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$800	$800
Due after one through five years	—	—	—	—
Due after five through ten years	25,286	25,290	18,904	19,203
Due after ten years	14,949	15,180	20,275	20,435
Total investment securities - held to maturity	$41,035	$41,270	$39,979	$40,438

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	9,470	9,862	10,904	11,396
No stated maturity (common stock)	—	—	147	147
Total investment securities - available for sale	$9,470	$9,862	$11,051	$11,543
Total investment securities	$50,505	$51,132	$51,030	$51,981

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

(In Thousands)	March 31, 2017	June 30, 2016
Mortgage loans:
Single-family	$319,714	$324,497
Multi-family	459,180	415,627
Commercial real estate	96,364	99,528
Construction	16,552	14,653
Other	241	332
Commercial business loans	668	636
Consumer loans	126	203
Total loans held for investment, gross	892,845	855,476

Undisbursed loan funds	(9,468)	(11,258)
Advance payments of escrows	165	56
Deferred loan costs, net	5,243	4,418
Allowance for loan losses	(8,275)	(8,670)
Total loans held for investment, net	$880,510	$840,022

As of March 31, 2017, the Corporation had $9.1 million in mortgage loans that are subject to negative amortization, consisting of $6.3 million in multi-family loans, $2.7 million in single-family loans and $125,000 in commercial real estate loans.  This compares to $10.2 million of negative amortization mortgage loans at June 30, 2016, consisting of $6.9 million in multi-family loans, $3.1 million in single-family loans and $170,000 in commercial real estate loans.  During the third quarters and nine months of fiscal 2017 and 2016, no loan interest income was added to the negative amortization loan balance.  Negative amortization involves a greater risk to the Corporation because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Corporation has originated interest-only adjustable rate mortgage ("ARM") loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of March 31, 2017 and June 30, 2016, the interest-only ARM loans were $23.8 million and $64.7 million, or 2.7% and 7.6% of loans held for investment, respectively. As of March 31, 2017, the Corporation had $6.3 million of single-family loans, 19 loans, held for investment which were originated for sale but were subsequently transferred to loans held for investment and are carried at fair value. This compares to $5.2 million of single-family loans, 18 loans, held for investment at June 30, 2016 which were originated for sale but were subsequently transferred to loans held for investment and carried at fair value.

The following table sets forth information at March 31, 2017 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 3% of loans held for investment at both March 31, 2017 and June 30, 2016.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$196,477	$18,222	$65,837	$26,031	$13,147	$319,714
Multi-family	83,750	176,173	172,985	23,626	2,646	459,180
Commercial real estate	20,923	39,087	34,256	—	2,098	96,364
Construction	12,774	—	—	—	3,778	16,552
Other	—	—	—	—	241	241
Commercial business loans	167	—	—	—	501	668
Consumer loans	126	—	—	—	—	126
Total loans held for investment, gross	$314,217	$233,482	$273,078	$49,657	$22,411	$892,845

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	March 31, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$307,365	$455,543	$96,163	$16,552	$241	$585	$126	$876,575
Special Mention	3,816	3,265	—	—	—	—	—	7,081
Substandard	8,533	372	201	—	—	83	—	9,189
Total loans held for investment, gross	$319,714	$459,180	$96,364	$16,552	$241	$668	$126	$892,845

	June 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$309,380	$410,804	$99,528	$14,653	$332	$540	$203	$835,440
Special Mention	4,858	3,974	—	—	—	—	—	8,832
Substandard	10,259	849	—	—	—	96	—	11,204
Total loans held for investment, gross	$324,497	$415,627	$99,528	$14,653	$332	$636	$203	$855,476

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

The following table summarizes the Corporation’s allowance for loan losses at March 31, 2017 and June 30, 2016:

(In Thousands)	March 31, 2017	June 30, 2016
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$3,909	$4,933
Multi-family	3,367	2,800
Commercial real estate	868	848
Construction	80	31
Other	5	7
Commercial business loans	24	23
Consumer loans	7	8
Total collectively evaluated allowance	8,260	8,650

Individually evaluated for impairment:
Commercial business loans	15	20
Total individually evaluated allowance	15	20
Total loan loss allowance	$8,275	$8,670

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016

Allowance at beginning of period	$8,391	$8,768	$8,670	$8,724

Recovery from the allowance for loan losses	(165)	(694)	(665)	(1,094)

Recoveries:
Mortgage loans:
Single-family	83	129	379	356
Multi-family	3	53	16	167
Commercial real estate	—	—	—	216
Commercial business loans	75	—	75	85
Consumer loans	1	1	2	1
Total recoveries	162	183	472	825

Charge-offs:
Mortgage loans:
Single-family	(112)	(57)	(199)	(253)
Consumer loans	(1)	—	(3)	(2)
Total charge-offs	(113)	(57)	(202)	(255)

Net recoveries	49	126	270	570
Balance at end of period	$8,275	$8,200	$8,275	$8,200

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.93%	1.01%	0.93%	1.01%
Net recoveries as a percentage of average loans receivable, net, during the period (annualized)	(0.02)%	(0.05)%	(0.03)%	(0.08)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	March 31, 2017
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$310,203	$978	$8,533	$319,714
Multi-family	458,808	—	372	459,180
Commercial real estate	96,163	—	201	96,364
Construction	16,552	—	—	16,552
Other	241	—	—	241
Commercial business loans	585	—	83	668
Consumer loans	126	—	—	126
Total loans held for investment, gross	$882,678	$978	$9,189	$892,845

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2016
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$312,595	$1,644	$10,258	$324,497
Multi-family	414,777	—	850	415,627
Commercial real estate	99,528	—	—	99,528
Construction	14,653	—	—	14,653
Other	332	—	—	332
Commercial business loans	540	—	96	636
Consumer loans	203	—	—	203
Total loans held for investment, gross	$842,628	$1,644	$11,204	$855,476

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended March 31, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391
(Recovery) provision for loan losses	(345)	208	32	15	(1)	(73)	(1)	(165)
Recoveries	83	3	—	—	—	75	1	162
Charge-offs	(112)	—	—	—	—	—	(1)	(113)
Allowance for loan losses, end of period	$3,909	$3,367	$868	$80	$5	$39	$7	$8,275

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$15	$—	$15
Collectively evaluated for impairment	3,909	3,367	868	80	5	24	7	8,260
Allowance for loan losses, end of period	$3,909	$3,367	$868	$80	$5	$39	$7	$8,275

Loans held for investment:
Individually evaluated for impairment	$6,849	$372	$201	$—	$—	$83	$—	$7,505
Collectively evaluated for impairment	312,865	458,808	96,163	16,552	241	585	126	885,340
Total loans held for investment, gross	$319,714	$459,180	$96,364	$16,552	$241	$668	$126	$892,845
Allowance for loan losses as a percentage of gross loans held for investment	1.22%	0.73%	0.90%	0.48%	2.07%	5.84%	5.56%	0.93%

	Quarter Ended March 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,720	$1,919	$778	$304	$1	$37	$9	$8,768
Recovery from the allowance for loan losses	(285)	(74)	(37)	(294)	—	(2)	(2)	(694)
Recoveries	129	53	—	—	—	—	1	183
Charge-offs	(57)	—	—	—	—	—	—	(57)
Allowance for loan losses, end of period	$5,507	$1,898	$741	$10	$1	$35	$8	$8,200

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	5,507	1,898	741	10	1	15	8	8,180
Allowance for loan losses, end of period	$5,507	$1,898	$741	$10	$1	$35	$8	$8,200

Loans held for investment:
Individually evaluated for impairment	$7,638	$1,933	$—	$—	$—	$98	$—	$9,669
Collectively evaluated for impairment	328,159	376,938	93,384	9,679	72	354	230	808,816
Total loans held for investment, gross	$335,797	$378,871	$93,384	$9,679	$72	$452	$230	$818,485
Allowance for loan losses as a percentage of gross loans held for investment	1.64%	0.50%	0.79%	0.10%	1.39%	7.74%	3.48%	1.01%

	Nine Months Ended March 31, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670
(Recovery) provision for loan losses	(1,204)	551	20	49	(2)	(79)	—	(665)
Recoveries	379	16	—	—	—	75	2	472
Charge-offs	(199)	—	—	—	—	—	(3)	(202)
Allowance for loan losses, end of period	$3,909	$3,367	$868	$80	$5	$39	$7	$8,275

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$15	$—	$15
Collectively evaluated for impairment	3,909	3,367	868	80	5	24	7	8,260
Allowance for loan losses, end of period	$3,909	$3,367	$868	$80	$5	$39	$7	$8,275

Loans held for investment:
Individually evaluated for impairment	$6,849	$372	$201	$—	$—	$83	$—	$7,505
Collectively evaluated for impairment	312,865	458,808	96,163	16,552	241	585	126	885,340
Total loans held for investment, gross	$319,714	$459,180	$96,364	$16,552	$241	$668	$126	$892,845
Allowance for loan losses as a percentage of gross loans held for investment	1.22%	0.73%	0.90%	0.48%	2.07%	5.84%	5.56%	0.93%

	Nine Months Ended March 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$5,280	$2,616	$734	$42	$—	$43	$9	$8,724
Provision (recovery) for loan losses	124	(885)	(209)	(32)	1	(93)	—	(1,094)
Recoveries	356	167	216	—	—	85	1	825
Charge-offs	(253)	—	—	—	—	—	(2)	(255)
Allowance for loan losses, end of period	$5,507	$1,898	$741	$10	$1	$35	$8	$8,200

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	5,507	1,898	741	10	1	15	8	8,180
Allowance for loan losses, end of period	$5,507	$1,898	$741	$10	$1	$35	$8	$8,200

Loans held for investment:
Individually evaluated for impairment	$7,638	$1,933	$—	$—	$—	$98	$—	$9,669
Collectively evaluated for impairment	328,159	376,938	93,384	9,679	72	354	230	808,816
Total loans held for investment, gross	$335,797	$378,871	$93,384	$9,679	$72	$452	$230	$818,485
Allowance for loan losses as a percentage of gross loans held for investment	1.64%	0.50%	0.79%	0.10%	1.39%	7.74%	3.48%	1.01%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current, the borrower(s) has demonstrated sustained payment performance and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell, to establish realizable value. This analysis may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

	At March 31, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,722	$—	$1,722	$(360)	$1,362
Without a related allowance(2)	7,863	(1,014)	6,849	—	6,849
Total single-family	9,585	(1,014)	8,571	(360)	8,211

Multi-family:
Without a related allowance(2)	374	(2)	372	—	372
Total multi-family	374	(2)	372	—	372

Commercial real estate:
Without a related allowance(2)	201	—	201	—	201
Total commercial real estate	201	—	201	—	201

Commercial business loans:
With a related allowance	83	—	83	(15)	68
Total commercial business loans	83	—	83	(15)	68

Consumer loans:
Without a related allowance(2)	11	(11)	—	—	—
Total consumer loans	11	(11)	—	—	—

Total non-performing loans	$10,254	$(1,027)	$9,227	$(375)	$8,852

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

At both March 31, 2017 and June 30, 2016, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended March 31, 2017 and 2016, the Corporation’s average recorded investment in non-performing loans was $9.3 million and $12.8 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended March 31, 2017 and 2016, interest income of $132,000 and $50,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $60,000 and $125,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $29,000 and $19,000 for the quarters ended March 31, 2017 and 2016, respectively, and was not included in the results of operations.

For the nine months ended March 31, 2017 and 2016, the Corporation’s average investment in non-performing loans was $10.5 million and $14.0 million, respectively.  For the nine months ended March 31, 2017 and 2016, interest income of $235,000 and $187,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans; and $196,000 and $314,000, respectively, was collected and applied to the net loan balances under the cost recovery method. Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $105,000 and $123,000 for the nine months ended March 31, 2017 and 2016, respectively, and was not included in the results of operations.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,325	$115	$7,870	$19
Multi-family	373	4	1,941	—
Commercial real estate	134	1	—	—
	7,832	120	9,811	19

With related allowances:
Mortgage loans:
Single-family	1,398	10	2,529	22
Multi-family	—	—	314	7
Commercial business loans	84	2	98	2
	1,482	12	2,941	31

Total	$9,314	$132	$12,752	$50

	Nine Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$8,480	$152	$8,544	$22
Multi-family	406	4	1,988	66
Commercial real estate	45	1	666	28
	8,931	157	11,198	116

With related allowances:
Mortgage loans:
Single-family	1,287	56	2,594	58
Multi-family	156	17	105	7
Commercial business loans	88	5	102	6
	1,531	78	2,801	71

Total	$10,462	$235	$13,999	$187

For the quarters and nine months ended March 31, 2017 and 2016, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters and nine months ended March 31, 2017 and 2016, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters and nine months ended March 31, 2017 and 2016, there were no loans whose modification was extended beyond the initial maturity of the modification, except for one commercial business loan with an outstanding balance of $85,000 which was extended for two years during the second quarter of fiscal 2017. At both March 31, 2017 and June 30, 2016, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of March 31, 2017, the Corporation held 10 restructured loans with a net outstanding balance of $3.6 million: all were classified as substandard and on non-accrual.  As of June 30, 2016, the Corporation held 13 restructured loans with a net outstanding balance of $4.6 million:  three were classified as special mention on accrual status ($1.3 million); and 10 were classified as substandard ($3.3 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of March 31, 2017 and June 30, 2016, $1.3 million or 38%, and $1.9 million or 41%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

	At	At
(In Thousands)	March 31, 2017	June 30, 2016
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,507	$3,232
Commercial business loans	68	76
Total	3,575	3,308

Restructured loans on accrual status:
Mortgage loans:
Single-family	—	1,290
Total	—	1,290

Total restructured loans	$3,575	$4,598

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At March 31, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$923	$—	$923	$(185)	$738
Without a related allowance(2)	3,274	(505)	2,769	—	2,769
Total single-family	4,197	(505)	3,692	(185)	3,507

Commercial business loans:
With a related allowance	83	—	83	(15)	68
Total commercial business loans	83	—	83	(15)	68

Total restructured loans	$4,280	$(505)	$3,775	$(200)	$3,575

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

During the quarter ended March 31, 2017, two properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold.  This compares to the quarter ended March 31, 2016 when two properties were acquired in the settlement of loans, while three previously foreclosed upon properties were sold. For the nine months ended March 31, 2017, five properties were acquired in the settlement of loans, while four previously foreclosed upon properties were sold.  This compares to the nine months ended March 31, 2016 when eight properties were acquired in the settlement of loans, while six previously foreclosed upon properties were sold. As of March 31, 2017, the net fair value of real estate owned was $2.8 million, comprised of four properties located in California and one property located in Arizona.  This compares to the real estate owned net fair value of $2.7 million at June 30, 2016, comprised of three properties located in California and one property located in Arizona.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2017 and June 30, 2016, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $138.2 million and $191.7 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2017	June 30, 2016
(In Thousands)

Undisbursed loan funds - Construction loans	$9,468	$11,258
Undisbursed lines of credit – Mortgage loans	—	20
Undisbursed lines of credit – Commercial business loans	618	821
Undisbursed lines of credit – Consumer loans	565	674
Commitments to extend credit on loans to be held for investment	20,247	9,955
Total	$30,898	$22,728

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and nine months ended March 31, 2017 and 2016.

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2017	2016	2017	2016
Balance, beginning of the period	$173	$149	$204	$76
Provision	67	4	36	77
Balance, end of the period	$240	$153	$240	$153

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2017, $2.1 million was included in other assets and $1.1 million was included in other liabilities; at June 30, 2016, $3.8 million was included in other assets and $3.2 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments is recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and nine months ended March 31, 2017 and 2016 was as follows:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2017	2016	2017	2016
(In Thousands)
Commitments to extend credit on loans to be held for sale	$628	$1,866	$(1,681)	$1,537
Mandatory loan sale commitments and TBA MBS trades	(760)	(1,435)	2,105	(2,531)
Option contracts, net	(11)	85	333	(87)
Total net (loss) gain	$(143)	$516	$757	$(1,081)

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	March 31, 2017		June 30, 2016
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$117,993	$2,104	$181,780	$3,785
Best efforts loan sale commitments	(15,372)	—	(29,576)	—
Mandatory loan sale commitments and TBA MBS trades	(194,040)	(1,091)	(302,727)	(3,196)
Option contracts, net	(5,000)	31	(5,000)	—
Total	$(96,419)	$1,044	$(155,523)	$589

(1)	Net of 27.8% at March 31, 2017 and 37.5% at June 30, 2016 of commitments which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of March 31, 2017:
Loans held for investment, at fair value	$6,250	$6,526	$(276)
Loans held for sale, at fair value	$105,531	$101,887	$3,644

As of June 30, 2016:
Loans held for investment, at fair value	$5,159	$5,324	$(165)
Loans held for sale, at fair value	$189,458	$181,380	$8,078

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$5,700	$—	$5,700
U.S. government sponsored enterprise MBS	—	3,661	—	3,661
Private issue CMO	—	—	501	501
Investment securities - available for sale	—	9,361	501	9,862

Loans held for investment, at fair value	—	—	6,250	6,250
Loans held for sale, at fair value	—	105,531	—	105,531
Interest-only strips	—	—	35	35

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	2,116	2,116
Option contracts	—	—	31	31
Derivative assets	—	—	2,147	2,147
Total assets	$—	$114,892	$8,933	$123,825

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$12	$12
Mandatory loan sale commitments	—	—	59	59
TBA MBS trades	—	1,032	—	1,032
Derivative liabilities	—	1,032	71	1,103
Total liabilities	$—	$1,032	$71	$1,103

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$6,572	$—	$6,572
U.S. government sponsored enterprise MBS	—	4,223	—	4,223
Private issue CMO	—	—	601	601
Common stock - community development financial institution	—	147	—	147
Investment securities - available for sale	—	10,942	601	11,543

Loans held for investment, at fair value	—	—	5,159	5,159
Loans held for sale, at fair value	—	189,458	—	189,458
Interest-only strips	—	—	47	47

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	3,788	3,788
Derivative assets	—	—	3,788	3,788
Total assets	$—	$200,400	$9,595	$209,995

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$3	$3
Mandatory loan sale commitments	—	—	31	31
TBA MBS trades	—	3,165	—	3,165
Derivative liabilities	—	3,165	34	3,199
Total liabilities	$—	$3,165	$34	$3,199

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2017
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at December 31, 2016	$538	$5,964	$37	$1,476	$(280)	$—	$7,735
Total gains or losses (realized/unrealized):
Included in earnings	—	(10)	—	628	216	(11)	823
Included in other comprehensive income (loss)	—	—	(2)	—	—	—	(2)
Purchases	—	—	—	—	—	42	42
Issuances	—	—	—	—	—	—	—
Settlements	(37)	(399)	—	—	5	—	(431)
Transfers in and/or out of Level 3	—	695	—	—	—	—	695
Ending balance at March 31, 2017	$501	$6,250	$35	$2,104	$(59)	$31	$8,862

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Quarter Ended March 31, 2016
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at December 31, 2015	$654	$143	$4,210	$54	$1,170	$(51)	$24	$6,204
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	59	—	1,866	(105)	85	1,905
Included in other comprehensive (loss) income	(5)	4	—	(4)	—	—	—	(5)
Purchases	—	—	—	—	—	—	82	82
Issuances	—	—	—	—	—	—	—	—
Settlements	(32)	—	(1,165)	—	—	31	(167)	(1,333)
Transfers in and/or out of Level 3	—	(147)	1,479	—	—	—	—	1,332
Ending balance at March 31, 2016	$617	$—	$4,583	$50	$3,036	$(125)	$24	$8,185

(1)	Common stock of a community development financial institution.

(2)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(3)	Consists of commitments to extend credit on loans to be held for sale.

(4)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2017
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2016	$601	$5,159	$47	$3,785	$(31)	$—	$9,561
Total gains or losses (realized/unrealized):
Included in earnings	—	(111)	—	(1,681)	(39)	333	(1,498)
Included in other comprehensive loss	1	—	(12)	—	—	—	(11)
Purchases	—	—	—	—	—	180	180
Issuances	—	—	—	—	—	—	—
Settlements	(101)	(1,077)	—	—	11	(482)	(1,649)
Transfers in and/or out of Level 3	—	2,279	—	—	—	—	2,279
Ending balance at March 31, 2017	$501	$6,250	$35	$2,104	$(59)	$31	$8,862

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2016
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock (1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to originate (3)	Manda- tory Commit- ments (4)	Option Contracts	Total
Beginning balance at June 30, 2015	$717	$151	$—	$63	$1,499	$(71)	$192	$2,551
Total gains or losses (realized/ unrealized):
Included in earnings	—	—	(149)	—	1,537	(101)	(87)	1,200
Included in other comprehensive (loss) income	(7)	(4)	—	(13)	—	—	—	(24)
Purchases	—	—	—	—	—	—	222	222
Issuances	—	—	—	—	—	—	—	—
Settlements	(93)	—	(1,816)	—	—	47	(303)	(2,165)
Transfers in and/or out of Level 3	—	(147)	6,548	—	—	—	—	6,401
Ending balance at March 31, 2016	$617	$—	$4,583	$50	$3,036	$(125)	$24	$8,185

(1)	Common stock of a community development financial institution.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,423	$1,429	$8,852
MSA	—	—	137	137
Real estate owned, net	—	2,768	—	2,768
Total	$—	$10,191	$1,566	$11,757

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,350	$2,959	$10,309
MSA	—	—	627	627
Real estate owned, net	—	2,706	—	2,706
Total	$—	$10,056	$3,586	$13,642

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of March 31, 2017:

(Dollars In Thousands)	Fair Value As of March 31, 2017	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$501	Market comparable pricing	Comparability adjustment	0.2% – 1.0% (0.9%)	Increase

Loans held for investment, at fair value	$6,250	Relative value analysis	Broker quotes Credit risk factors	97.6% – 105.0% (100.9%) of par 1.2% - 100.0% (5.1%)	Increase Decrease

Non-performing loans	$68	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$1,361	Relative value analysis	Loss severity	20.0% - 30.0% (18.9%)	Decrease

MSA	$137	Discounted cash flow	Prepayment speed (CPR) Discount rate	9.8% - 60.0% (24.9%) 9.0% - 10.5% (9.3%)	Decrease Decrease

Interest-only strips	$35	Discounted cash flow	Prepayment speed (CPR) Discount rate	14.4% - 23.4% (22.3%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$2,116	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.1% – 104.9% (101.8%) of par 21.1% - 28.2% (27.7%)	Increase Decrease

Option contracts	$31	Relative value analysis	Broker quotes	124.6% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$12	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.4% – 104.3% (101.9%) of par 21.1% - 28.2% (27.7%)	Increase Decrease

Mandatory loan sale commitments	$59	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	100.8% - 105.7% (104.0%) of par 0.020%	Decrease Decrease

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2017 and June 30, 2016 was as follows:

	March 31, 2017
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$41,035	$41,270	—	$41,270	$—
Loans held for investment, not recorded at fair value	$874,260	$859,852	—	—	$859,852
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$938,306	$909,920	—	—	$909,920
Borrowings	$111,244	$111,673	—	—	$111,673

	June 30, 2016
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$39,979	$40,438	—	$40,438	—
Loans held for investment, not recorded at fair value	$834,863	$844,124	—	—	$844,124
FHLB – San Francisco stock	$8,094	$8,094	—	$8,094	—

Financial liabilities:
Deposits	$926,384	$896,033	—	—	$896,033
Borrowings	$91,299	$95,898	—	—	$95,898

Investment securities - held to maturity: The investment securities - held to maturity consist of time deposits at CRA qualified minority financial institutions and U.S. government sponsored enterprise MBS. Due to the short-term nature of the time deposits, the principal balances approximated fair value (Level 2). For the MBS, the Corporation utilizes quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2).

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended March 31, 2017, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Incentive Plans

As of March 31, 2017, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”). Additionally, the Corporation had two inactive share-based compensation plans - the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“the Stock Option Plan”) where no new awards can be granted but previously awarded grants that are still outstanding remain eligible for exercise.

For the quarters ended March 31, 2017 and 2016, the compensation cost for these plans was $254,000 and $291,000, respectively.  Net income tax (benefit) expense recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans for the quarter ended March 31, 2017 and 2016 was $165,000 and $(197,000), respectively.

For the nine months ended March 31, 2017 and 2016, the compensation cost for these plans was $1.2 million and $840,000, respectively.  Net income tax (benefit) expense recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans for the nine months ended March 31, 2017 and 2016 was $(14,000) and $(212,000), respectively.

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2013 Plan, the 2010 Plan and the 2006 Plan (collectively, "the Plans") for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock.  The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

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

	For the Quarter Ended March 31, 2017	For the Nine Months Ended March 31, 2017
Expected volatility range	41.4%	41.4% - 41.7%
Weighted-average volatility	41.4%	41.7%
Expected dividend yield	2.8%	2.7%
Expected term (in years)	7.4	7.4
Risk-free interest rate	1.6%	1.5%

During the third quarter of fiscal 2017, no options were granted, while 60,250 options were exercised and 159,500 options were forfeited.  This compares to the third quarter of fiscal 2016 when no options were granted, while 57,500 options were exercised and no options were forfeited. For the first nine months of fiscal 2017, 26,000 options were granted, while 84,000 options were exercised and 186,750 options were forfeited.  This compares to the first nine months of fiscal 2016 when no options were granted, while 77,500 options were exercised and 3,000 options were forfeited. As of March 31, 2017 and 2016, there were 145,000 and 136,750 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter and nine months ended March 31, 2017.

	For the Quarter Ended March 31, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	853,000	$14.63
Granted	—	$—
Exercised	(60,250)	$8.71
Forfeited	(159,500)	$27.31
Outstanding at March 31, 2017	633,250	$12.00	5.94	$4,233
Vested and expected to vest at March 31, 2017	592,600	$11.78	5.82	$4,090
Exercisable at March 31, 2017	430,000	$10.47	5.10	$3,519

	For the Nine Months Ended March 31, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2016	878,000	$14.43
Granted	26,000	$19.58
Exercised	(84,000)	$9.63
Forfeited	(186,750)	$25.52
Outstanding at March 31, 2017	633,250	$12.00	5.94	$4,233
Vested and expected to vest at March 31, 2017	592,600	$11.78	5.82	$4,090
Exercisable at March 31, 2017	430,000	$10.47	5.10	$3,519

As of March 31, 2017 and 2016, there was $1.0 million and $1.7 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.8 years and 2.4 years, respectively.  The forfeiture rate during the first nine months of fiscal 2017 and 2016 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the third quarter of fiscal 2017 and 2016, other than the award of 6,000 shares in the third quarter of fiscal 2017 and the vesting of 7,500 shares in the third quarter of fiscal 2016. For the first nine months of fiscal 2017, there were awards of 24,000 shares, forfeitures of 15,250 shares and 87,750 vested shares of restricted stock. This compares to no activity of restricted stock, other than the vesting of 10,000 shares of restricted stock in the first nine months of fiscal 2016. As of March 31, 2017 and 2016, there were 265,750 shares and 268,850 shares of restricted stock, respectively available for future awards under the Plans.

The following tables summarize the unvested restricted stock activity in the quarter and nine months ended March 31, 2017.

	For the Quarter Ended March 31, 2017
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at December 31, 2016	105,000	$13.89
Granted	6,000	$18.90
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2017	111,000	$14.16
Expected to vest at March 31, 2017	88,800	$14.16

	For the Nine Months Ended March 31, 2017
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2016	190,000	$13.33
Granted	24,000	$17.06
Vested	(87,750)	$13.30
Forfeited	(15,250)	$13.30
Unvested at March 31, 2017	111,000	$14.16
Expected to vest at March 31, 2017	88,800	$14.16

As of March 31, 2017 and 2016, the unrecognized compensation expense was $1.3 million and $1.8 million, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.9 years and 2.5 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2017 and 2016.

Stock Option Plan.  The Corporation established the Stock Option Plan for key employees and eligible directors under which options to acquire up to 352,500 shares of common stock may be granted.  Under the Stock Option Plan, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of March 31, 2017, no stock options remain available for future grants under the Stock Option Plan, which expired in November 2013.

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

For the third quarter of fiscal 2017 and 2016, there was no activity in the Stock Option Plan. For the first nine months of fiscal 2017 and 2016, there was no activity in the Stock Option Plan, except forfeitures of 12,500 shares and 7,500 shares, respectively. As of March 31, 2017 and 2016, there were no stock options available for future grants under the Stock Option Plan.

The following tables summarize the activity in the Stock Option Plan for the quarter and nine months ended March 31, 2017.

	For the Quarter Ended March 31, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	50,000	$19.92
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2017	50,000	$19.92	0.32	$—
Vested and expected to vest at March 31, 2017	50,000	$19.92	0.32	$—
Exercisable at March 31, 2017	50,000	$19.92	0.32	$—

	For the Nine Months Ended March 31, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2016	62,500	$21.95
Granted	—	$—
Exercised	—	$—
Forfeited	(12,500)	$30.08
Outstanding at March 31, 2017	50,000	$19.92	0.32	$—
Vested and expected to vest at March 31, 2017	50,000	$19.92	0.32	$—
Exercisable at March 31, 2017	50,000	$19.92	0.32	$—

As of March 31, 2017 and 2016, there was no unrecognized compensation expense at either date, related to unvested share-based compensation arrangements under the Stock Option Plan.

Note 10: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters and nine months ended March 31, 2017 and 2016.

	For the Quarter Ended March 31, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2016	$242	$22	$264

Other comprehensive loss before reclassifications	(14)	(2)	(16)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(14)	(2)	(16)

Ending balance at March 31, 2017	$228	$20	$248

	For the Quarter Ended March 31, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2015	$215	$31	$246

Other comprehensive income (loss) before reclassifications	76	(60)	16
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	76	(60)	16

Ending balance at March 31, 2016	$291	$(29)	$262

	For the Nine Months Ended March 31, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2016	$286	$27	$313

Other comprehensive loss before reclassifications	(58)	(7)	(65)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(58)	(7)	(65)

Ending balance at March 31, 2017	$228	$20	$248

	For the Nine Months Ended March 31, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2015	$294	$37	$331

Other comprehensive loss before reclassifications	(3)	(66)	(69)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(3)	(66)	(69)

Ending balance at March 31, 2016	$291	$(29)	$262

Note 11: Offsetting Derivative and Other Financial Instruments

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

As of March 31, 2017:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$31	$31	$—	$—	$—	$—
Total	$31	$31	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$1,091	$31	$1,060	$—	$—	$1,060
Total	$1,091	$31	$1,060	$—	$—	$1,060

As of June 30, 2016:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$3,196	$—	$3,196	$—	$—	$3,196
Total	$3,196	$—	$3,196	$—	$—	$3,196

Note 12: Subsequent Events

On April 28, 2017, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.13 per share.  Shareholders of the Corporation’s common stock at the close of business on May 19, 2017 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 9, 2017.

On April 28, 2017, the Corporation announced that the Corporation’s Board of Directors extended the May 2016 stock repurchase plan for a period of one year or until all available shares are purchased, whichever occurs first.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At March 31, 2017, the Corporation had total assets of $1.20 billion, total deposits of $938.3 million and total stockholders’ equity of $131.6 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage ("PBM"), a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and 12 retail loan production offices located throughout California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On January 25, 2017, the Corporation declared a quarterly cash dividend of $0.13 per share for the Corporation’s shareholders of record at the close of business on February 15, 2017, which was paid on March 8, 2017.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 12 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2016 Annual Report on Form 10-K for the year ended June 30, 2016 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes during the nine months ended March 31, 2017 to the critical accounting policies as described in the Corporation's 2016 Annual Report on Form 10-K for the period ended June 30, 2016.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at March 31, 2017 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,736	$4,007	$2,024	$1,193	$9,960
Pension benefits	241	482	482	6,824	8,029
Time deposits	132,659	109,130	34,592	10,331	286,712
FHLB – San Francisco advances	12,807	14,970	44,910	52,601	125,288
FHLB – San Francisco letter of credit	7,000	—	—	—	7,000
FHLB – San Francisco MPF credit enhancement (1)	31	62	62	2,303	2,458
Total	$155,474	$128,651	$82,070	$73,252	$439,447

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of March 31, 2017, the Bank serviced $16.5 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Total assets increased $28.1 million, or two percent, to $1.20 billion at March 31, 2017 from $1.17 billion at June 30, 2016.  The increase was primarily attributable to increases in loans held for investment and cash and cash equivalents, partly offset by a decrease in loans held for sale.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $74.1 million, or 145 percent, to $125.3 million at March 31, 2017 from $51.2 million at June 30, 2016.  The increase in the total cash and cash equivalents was primarily attributable to a decrease in loans held for sale and increases in borrowings and customer deposits, partly offset by an increase in loans held for investment.

Loans held for investment increased $40.5 million, or five percent, to $880.5 million at March 31, 2017 from $840.0 million at June 30, 2016.  During the first nine months of fiscal 2017, the Corporation originated $120.4 million of loans held for investment, consisting primarily of single-family and multi-family loans.  During the first nine months of fiscal 2017, the Corporation also purchased $59.3 million of loans held for investment, primarily multi-family loans. Total loan principal payments during the first nine months of fiscal 2017 were $151.5 million, up eight percent from $139.9 million during the comparable period in fiscal 2016, due primarily to higher loan refinance activity.  In addition, real estate owned acquired in the settlement of loans in the first nine months of fiscal 2017 and 2016 was $1.8 million and $5.1 million, respectively.  The balance of preferred loans increased $44.1 million, or eight percent, to $563.3 million at March 31, 2017, compared to $519.2 million at June 30, 2016, net of undisbursed loan funds of $9.5 million and $11.3 million, respectively, and represented 64 percent and 61 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $4.8 million, or one percent, to $319.7 million at March 31, 2017, compared to $324.5 million at June 30, 2016, and represented approximately 36 percent and 38 percent of loans held for investment, respectively. The change in the mix between the preferred loans and single-family loans during the nine months ended March 31, 2017 was primarily the result of lower single-family loan origination volume because current market conditions favor fixed-rate mortgage loans which the Corporation does not retain in its portfolio.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2017 and June 30, 2016, as a percentage of the total dollar amount outstanding:

As of March 31, 2017

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$97,296	30%	$162,558	51%	$58,628	18%	$1,232	1%	$319,714	100%
Multi-family	73,091	16%	275,585	60%	107,716	23%	2,788	1%	459,180	100%
Commercial real estate	33,412	35%	39,855	41%	23,097	24%	—	—%	96,364	100%
Construction	4,143	25%	8,874	54%	3,535	21%	—	—%	16,552	100%
Other	220	91%	21	9%	—	—%	—	—%	241	100%
Total	$208,162	23%	$486,893	54%	$192,976	22%	$4,020	1%	$892,051	100%

(1)	Other than the Inland Empire.

As of June 30, 2016

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$100,148	31%	$167,574	51%	$55,277	17%	$1,498	1%	$324,497	100%
Multi-family	77,075	18%	245,301	59%	90,409	22%	2,842	1%	415,627	100%
Commercial real estate	34,162	34%	40,066	40%	25,300	26%	—	—%	99,528	100%
Construction	1,457	10%	10,514	72%	2,682	18%	—	—%	14,653	100%
Other	260	78%	72	22%	—	—%	—	—%	332	100%
Total	$213,102	25%	$463,527	54%	$173,668	20%	$4,340	1%	$854,637	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $84.0 million, or 44 percent, to $105.5 million at March 31, 2017 from $189.5 million at June 30, 2016.  The decrease was primarily due to the lower volume of loans originated and purchased for sale of $317.9 million during the quarter ended March 31, 2017 as compared to $557.2 million during the quarter ended June 30, 2016 and the timing difference between loan fundings and loan sale settlements. The decrease of the volume of loans originated and purchased for sale was primarily due to increased mortgage interest rates which reduced refinance activity.

Total deposits increased by $11.9 million, or one percent, to $938.3 million at March 31, 2017 from $926.4 million at June 30, 2016.  Transaction accounts increased $40.3 million, or seven percent, to $657.8 million at March 31, 2017 from $617.5 million at June 30, 2016, while time deposits decreased $28.4 million, or nine percent, to $280.5 million at March 31, 2017 from $308.9 million at June 30, 2016. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings increased $19.9 million, or 22 percent, to $111.2 million at March 31, 2017 as compared to $91.3 million at June 30, 2016, and were primarily comprised of long-term FHLB - San Francisco advances for interest rate risk management purposes.

Total stockholders’ equity decreased $1.9 million, or one percent, to $131.6 million at March 31, 2017 from $133.5 million at June 30, 2016, primarily as a result of stock repurchases totaling $5.0 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and $3.1 million of quarterly cash dividends paid to shareholders, partly offset by net income of $4.2 million and the amortization of stock-based compensation benefits during the first nine months of fiscal 2017.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2017 and 2016

The Corporation’s net income for the third quarter of fiscal 2017 was $1.1 million, a decrease of $349,000, or 23 percent, as compared to the same period of fiscal 2016. The decrease in net income for the third quarter of fiscal 2017 was primarily attributable to decreases in the recovery from the allowance for loan losses and non-interest income, partly offset by an increase in net interest income and a decrease in non-interest expense, compared to the same period one year ago. For the first nine months of fiscal 2017, the Corporation’s net income was $4.2 million, a decrease of $676,000, or 14 percent, from $4.9 million in the same period of fiscal 2016. The decrease in net income for the first nine months was primarily attributable to a decrease in non-interest income and an increase in non-interest expense partly offset by an increase in net interest income.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, remained unchanged at 89 percent for the third quarter of fiscal 2017 as compared to the same period of fiscal 2016.  However, for the first nine months of fiscal 2017, the Corporation’s efficiency ratio deteriorated slightly to 87 percent from 85 percent for the same period of fiscal 2016.

Return on average assets decreased 12 basis points to 0.39 percent in the third quarter of fiscal 2017 from 0.51 percent in the same period last year. For the first nine months of fiscal 2017, return on average assets was 0.47 percent, down nine basis points from 0.56 percent in the same period last year.

Return on average equity decreased to 3.46 percent in the third quarter of fiscal 2017 from 4.36 percent in the same period last year. For the first nine months of fiscal 2017, return on average equity was 4.26 percent compared to 4.73 percent for the same period last year.

Diluted earnings per share for the third quarter of fiscal 2017 were $0.14, a 22 percent decrease from $0.18 in the same period last year. For the first nine months of fiscal 2017, diluted earnings per share were $0.52, a nine percent decrease from $0.57 in the same period last year. The lower percentage decrease in the diluted earnings per share in comparison to the percentage decrease in the net income between each period was primarily attributable to stock repurchases during the prior 12 months.

Net Interest Income:

For the Quarters Ended March 31, 2017 and 2016.  Net interest income increased $735,000, or nine percent, to $8.6 million for the third quarter of fiscal 2017 from $7.9 million for the comparable period in fiscal 2016, due to a higher net interest margin and a higher average earning asset balance.  The net interest margin increased 20 basis points to 3.00 percent in the third quarter of fiscal 2017 from 2.80 percent in the same period of fiscal 2016, primarily due to a significant increase in the average yield on interest-earning assets reflecting a change in the interest-earning asset mix into additional higher yielding assets and a small decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 15 basis points to 3.56 percent from 3.41 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities decreased by five basis points to 0.64 percent for the third quarter of fiscal 2017 as compared to 0.69 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to the utilization of interest-earning deposits earning a nominal yield to fund higher balances of loans receivable and investment securities, which earned a significantly higher yield. The average balance of interest-earning assets increased $24.2 million, or two percent, to $1.15 billion in the third quarter of fiscal 2017 from $1.13 billion in the comparable period of fiscal 2016, primarily reflecting increases in average net loans receivable and investment securities, partly offset by a decrease in average interest-earning deposits. The decrease in average interest-earning deposits was primarily due to the deployment of excess cash to fund originations of loans held for investment and purchases of investment securities.

For the Nine Months Ended March 31, 2017 and 2016.  Net interest income increased $3.2 million, or 14 percent, to $26.8 million for the first nine months of fiscal 2017 from $23.6 million for the comparable period in fiscal 2016, due to a higher net interest margin and a higher average earning assets balance.  The net interest margin was 3.06 percent in the first nine months of fiscal 2017, up 29 basis points from 2.77 percent in the same period of fiscal 2016 due to a significant increase in the average yield on interest-earning assets and a small decrease in the average cost of interest-bearing liabilities.  The weighted-average yield on interest-earning assets increased by 24 basis points to 3.63 percent, while the weighted-average cost of interest-bearing liabilities decreased by six basis points to 0.64 percent for the first nine months of fiscal 2017 as compared to the same period last year. The average balance of interest-earning assets increased $35.0 million, or three percent, to $1.17 billion in the first nine months of fiscal 2017 from $1.14 billion in the comparable period of fiscal 2016, primarily reflecting increases in average loans receivable and investment securities, partly offset by a decrease in average interest-earning deposits. The decrease in average interest-earning deposits was primarily due to the deployment of excess cash to fund originations of loans held for sale and loans held for investment and purchases of investment securities.

Interest Income:

For the Quarters Ended March 31, 2017 and 2016.  Total interest income increased by $634,000, or seven percent, to $10.3 million for the third quarter of fiscal 2017 from $9.6 million in the same quarter of fiscal 2016.  The increase was primarily due to higher interest income on loans receivable.

Interest income on loans receivable increased $500,000, or five percent, to $9.7 million in the third quarter of fiscal 2017 from $9.2 million for the same quarter of fiscal 2016.  This increase was attributable to a higher average loan balance and a higher average loan yield.  The average balance of loans receivable, including loans held for sale, increased by $22.2 million, or two percent, to $974.2 million for the third quarter of fiscal 2017 from $952.0 million in the same quarter of fiscal 2016, primarily due to an increase in average loans held for investment, which was partly offset by a decrease in average loans held for sale attributable to a decrease in mortgage banking activity.  The average loan yield, including loans held for sale, during the third quarter of fiscal 2017 increased 11 basis points to 3.98 percent from 3.87 percent during the same quarter last year, primarily due to an increase in the average yield of loans held for sale and an increase in the average yield of loans held for investment.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment increased $63.7 million, or eight percent, to $869.5 million during the third quarter of fiscal 2017 from $805.8 million in the same quarter of fiscal 2016. The average yield on the loans held for investment increased by 11 basis points to 4.00 percent in the third quarter of fiscal 2017 from 3.89 percent in the same quarter of fiscal 2016. The average balance of loans held for sale, however, decreased $41.5 million, or 28 percent, to $104.7 million during the third quarter of fiscal 2017 from $146.2 million in the same quarter of fiscal 2016. The average yield on the loans held for sale increased by 12 basis points to 3.87 percent in the third quarter of fiscal 2017 from 3.75 percent in the same quarter of fiscal 2016.

Interest income from investment securities increased $46,000, or 48 percent, to $142,000 in the third quarter of fiscal 2017 from $96,000 for the same quarter of fiscal 2016. This increase was attributable to a higher average balance, partly offset by a lower average yield. The average balance of investment securities increased $22.4 million, or 90 percent, to $47.3 million in the third quarter of fiscal 2017 from $24.9 million in the same quarter of fiscal 2016. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield decreased 34 basis points to 1.20 percent in the third quarter of fiscal 2017 from 1.54 percent in the same quarter of fiscal 2016. The decrease in the average investment securities yield was primarily attributable to the purchases of investment securities which had lower average yields than the existing portfolio and accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2017 was $184,000, up 13 percent from $163,000 in the same quarter of fiscal 2016. The average yield increased 103 basis points to 9.09 percent in the third quarter of fiscal 2017 as compared to 8.06 percent in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $250,000 in the third quarter of fiscal 2017, up 37 percent from $183,000 in the same quarter of fiscal 2016.  The increase was due to a higher average yield, partly offset by a lower average balance in the third quarter of fiscal 2017 as compared to the same quarter last year.  The average yield earned on interest-earning deposits increased 30 basis points to 0.80 percent in the third quarter of fiscal 2017 from 0.50 percent in the comparable quarter last year, due primarily to the recent increases in the federal funds rate.  The average balance of the interest-earning deposits in the third quarter of fiscal 2017 was $125.2 million, a decrease of $20.4 million or 14 percent, from $145.6 million in the same quarter of fiscal 2016. The decrease in interest-earning deposits was primarily due to the deployment of excess cash to fund increased originations of loans held for investment and purchases of investment securities, consistent with the Corporation’s interest rate risk management strategy.

For the Nine Months Ended March 31, 2017 and 2016.  Total interest income increased by $3.0 million, or 10 percent, to $31.9 million for the first nine months of fiscal 2017 from $28.9 million in the same period of fiscal 2016.  The increase was primarily due to higher interest income on loans receivable.

Loans receivable interest income increased $2.6 million, or nine percent, to $30.3 million in the first nine months of fiscal 2017 from $27.7 million for the same period of fiscal 2016.  The increase was attributable to a higher average loan balance, while the average loan yield remained unchanged between the periods.  The average balance of loans receivable, including loans held for sale, increased $88.9 million to $1.03 billion for the first nine months of fiscal 2017 from $945.8 million in the same period of fiscal 2016. The average loan yield, including loans held for sale, during the first nine months of fiscal 2017 remained unchanged at 3.90 percent as compared to the same period last year.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment increased $50.8 million, or six percent, to $856.5 million during the first nine months of fiscal 2017 from $806.7 million in the same quarter of fiscal 2016. The average yield on the loans held for investment increased by four basis points to 3.96 percent in the first nine months of fiscal 2017 from 3.92 percent in the same quarter of fiscal 2016. The average balance of loans held for sale increased by $39.0 million, or 28 percent, to $178.1 million during the first nine months of fiscal 2017 from $139.1 million in the the same period of fiscal 2016. The average yield on the loans held for sale decreased by 18 basis points to 3.63 percent in the first nine months of fiscal 2017 from 3.81 percent in the same period of fiscal 2016.

Interest income from investment securities increased $120,000, or 51 percent, to $354,000 in the first nine months of fiscal 2017 from $234,000 for the same period of fiscal 2016. This increase was attributable to a higher average balance, partly offset by a lower average yield. The average balance of investment securities increased $29.1 million, or158 percent, to $47.5 million in the first nine months of fiscal 2017 from $18.4 million in the same period of fiscal 2016. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield decreased 71 basis points to 0.99 percent in the first nine months of fiscal 2017 from 1.70 percent in the same period of fiscal 2016. The decrease in the average investment securities yield was primarily attributable to the purchases of investment securities which had lower average yields than the existing portfolio and accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2017 was $827,000, up 53 percent from $542,000 in the same period of fiscal 2016.   The cash dividend received in the first nine months of fiscal 2017 includes a special cash dividend received in the second quarter of fiscal 2017. The average yield increased to 13.62 percent in the first nine months of fiscal 2017 as compared to 8.93 percent in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $406,000 in the first nine months of fiscal 2017, down three percent from $417,000 in the same period of fiscal 2016.  The decrease was due to a lower average balance and, partly offset by a higher average yield in the first nine months of fiscal 2017 as compared to the same period last year.  The average balance of the interest-earning deposits in the first nine months of fiscal 2017 was $79.8 million, a decrease of $83.0 million or 51 percent, from $162.8 million in the same period of fiscal 2016. The decrease in interest-earning deposits was primarily due to the deployment of excess cash to fund increased originations of loans held for investment and loans held for sale and purchases of investment securities, consistent with the Corporation’s growth strategy. The average yield increased 33 basis points to 0.67 percent in the first nine months of fiscal 2017 from 0.34 percent in the comparable period last year, due primarily to the recent increases in the federal funds rate.

Interest Expense:

For the Quarters Ended March 31, 2017 and 2016.  Total interest expense for the third quarter of fiscal 2017 was $1.6 million as compared to $1.7 million for the same period last year, a decrease of $101,000, or six percent.  This decrease was attributable to a lower interest expense on deposits, partly offset by a higher interest expense on borrowings.

Interest expense on deposits for the third quarter of fiscal 2017 was $920,000 as compared to $1.1 million for the same period last year, a decrease of $173,000, or 16 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost of deposits, partly offset by a higher average balance.  The average cost of deposits decreased eight basis points to 0.40 percent during the third quarter of fiscal 2017 from 0.48 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower average cost of transaction accounts and time deposits and a lower percentage of time deposits to the total deposit balance. The average balance of deposits increased $7.7 million, or one percent, to $928.0 million during the quarter ended March 31, 2017 from $920.3 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in anticipation of higher interest rates.  The average balance of transaction accounts to total deposits in the third quarter of fiscal 2017 was 69 percent, compared to 65 percent in the same period of fiscal 2016.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2017 increased $72,000, or 11 percent, to $713,000 from $641,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased $20.0 million, or 22 percent, to $111.3 million during the quarter ended March 31, 2017 from $91.3 million during the same period last year. The average cost of borrowings decreased 22 basis points to 2.60 percent for the quarter ended March 31, 2017 from 2.82 percent in the same quarter last year.  The decrease in average cost of advances was primarily due to additional long-term advances in August and September 2016 totaling $20.0 million with an average cost of 1.59 percent, well below the average cost of existing borrowings.

For the Nine Months Ended March 31, 2017 and 2016.  Total interest expense for the first nine months of fiscal 2017 was $5.1 million as compared to $5.3 million for the same period last year, a decrease of $232,000, or four percent.  This decrease was attributable to a lower interest expense on deposits, partly offset by a higher interest expense on borrowings.

Interest expense on deposits for the first nine months of fiscal 2017 was $2.9 million as compared to $3.4 million for the same period last year, a decrease of $446,000, or 13 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost of deposits, partly offset by a higher average balance.  The average cost of deposits decreased six basis points to 0.42 percent during the first nine months of fiscal 2017 from 0.48 percent during the same period last year.  The decrease in the average cost of deposits was attributable primarily to a lower average cost of transaction accounts and a lower percentage of time deposits to the total deposit balance.  The average balance of deposits increased $10.7 million, or one percent, to $933.4 million during the nine months ended March 31, 2017 from $922.7 million during the same period last year.  The increase in the average balance was primarily attributable to an increase in transaction accounts, partly offset by a decrease in time deposits.  The average balance of transaction accounts to total deposits in the first nine months of fiscal 2017 was 68 percent, compared to 64 percent in the same period of fiscal 2016.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first nine months of fiscal 2017 increased $214,000, or 11 percent, to $2.2 million from $1.9 million for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased by $28.0 million, or 31 percent, to $119.3 million during the nine months ended March 31, 2017 from $91.3 million during the same period last year.  The average cost of borrowings decreased 42 basis points to 2.40 percent for the nine months ended March 31, 2017 from 2.82 percent in the same period last year.  The decrease in average cost of advances was primarily due to the increased utilization of overnight borrowings and short-term advances with a much lower average cost than long-term FHLB advances.

The following tables present the average balance sheets for the quarters and nine months ended March 31, 2017 and 2016, respectively:

Average Balance Sheets

	Quarter Ended March 31, 2017			Quarter Ended March 31, 2016
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$974,207	$9,704	3.98%	$951,996	$9,204	3.87%
Investment securities	47,283	142	1.20%	24,861	96	1.54%
FHLB – San Francisco stock	8,094	184	9.09%	8,094	163	8.06%
Interest-earning deposits	125,155	250	0.80%	145,602	183	0.50%

Total interest-earning assets	1,154,739	10,280	3.56%	1,130,553	9,646	3.41%

Non interest-earning assets	31,970			34,857

Total assets	$1,186,709			$1,165,410

Interest-bearing liabilities:
Checking and money market accounts (2)	$356,116	90	0.10%	$335,240	116	0.14%
Savings accounts	287,423	144	0.20%	266,679	170	0.26%
Time deposits	284,455	686	0.98%	318,393	807	1.02%

Total deposits	927,994	920	0.40%	920,312	1,093	0.48%

Borrowings	111,251	713	2.60%	91,322	641	2.82%

Total interest-bearing liabilities	1,039,245	1,633	0.64%	1,011,634	1,734	0.69%

Non interest-bearing liabilities	15,246			16,665

Total liabilities	1,054,491			1,028,299

Stockholders’ equity	132,218			137,111
Total liabilities and stockholders’ equity	$1,186,709			$1,165,410

Net interest income		$8,647			$7,912

Interest rate spread (3)			2.92%			2.72%
Net interest margin (4)			3.00%			2.80%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.11%			111.76%
Return on average assets			0.39%			0.51%
Return on average equity			3.46%			4.36%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $207 and $197 for the quarters ended March 31, 2017 and 2016, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $72.9 million and $64.8 million during the quarters ended March 31, 2017 and 2016, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended March 31, 2017			Nine Months Ended March 31, 2016
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$1,034,671	$30,300	3.90%	$945,761	$27,673	3.90%
Investment securities	47,495	354	0.99%	18,350	234	1.70%
FHLB – San Francisco stock	8,094	827	13.62%	8,094	542	8.93%
Interest-earning deposits	79,813	406	0.67%	162,829	417	0.34%

Total interest-earning assets	1,170,073	31,887	3.63%	1,135,034	28,866	3.39%

Non interest-earning assets	32,063			34,645

Total assets	$1,202,136			$1,169,679

Interest-bearing liabilities:
Checking and money market accounts (2)	$355,826	293	0.11%	$332,465	355	0.14%
Savings accounts	282,407	434	0.20%	261,091	507	0.26%
Time deposits	295,173	2,189	0.99%	329,190	2,500	1.01%

Total deposits	933,406	2,916	0.42%	922,746	3,362	0.48%

Borrowings	119,299	2,151	2.40%	91,340	1,937	2.82%

Total interest-bearing liabilities	1,052,705	5,067	0.64%	1,014,086	5,299	0.70%

Non interest-bearing liabilities	16,662			16,787

Total liabilities	1,069,367			1,030,873

Stockholders’ equity	132,769			138,806
Total liabilities and stockholders’ equity	$1,202,136			$1,169,679

Net interest income		$26,820			$23,567

Interest rate spread (3)			2.99%			2.69%
Net interest margin (4)			3.06%			2.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.15%			111.93%
Return on average assets			0.47%			0.56%
Return on average equity			4.26%			4.73%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $609 and $417 for the nine months ended March 31, 2017 and 2016, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $72.5 million and $65.6 million during the nine months ended March 31, 2017 and 2016, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and nine months ended March 31, 2017 and 2016, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended March 31, 2017 Compared To Quarter Ended March 31, 2016 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$279	$215	$6	$500
Investment securities	(21)	86	(19)	46
FHLB – San Francisco stock	21	—	—	21
Interest-bearing deposits	108	(26)	(15)	67
Total net change in income on interest-earning assets	387	275	(28)	634

Interest-bearing liabilities:
Checking and money market accounts	(31)	7	(2)	(26)
Savings accounts	(36)	13	(3)	(26)
Time deposits	(39)	(85)	3	(121)
Borrowings	(56)	139	(11)	72
Total net change in expense on interest-bearing liabilities	(162)	74	(13)	(101)
Net increase (decrease) in net interest income	$549	$201	$(15)	$735

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2017 Compared To Nine Months Ended March 31, 2016 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$—	$2,627	$—	$2,627
Investment securities	(97)	372	(155)	120
FHLB – San Francisco stock	285	—	—	285
Interest-bearing deposits	406	(212)	(205)	(11)
Total net change in income on interest-earning assets	594	2,787	(360)	3,021

Interest-bearing liabilities:
Checking and money market accounts	(82)	25	(5)	(62)
Savings accounts	(105)	42	(10)	(73)
Time deposits	(58)	(258)	5	(311)
Borrowings	(290)	592	(88)	214
Total net change in expense on interest-bearing liabilities	(535)	401	(98)	(232)
Net increase (decrease) in net interest income	$1,129	$2,386	$(262)	$3,253

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery from the Allowance for Loan Losses:

For the Quarters Ended March 31, 2017 and 2016.  During the third quarter of fiscal 2017, the Corporation recorded a recovery from the allowance for loan losses of $165,000, a 76 percent decrease from the $694,000 recovery from the allowance for loan losses in the same period of fiscal 2016.  The decrease in the recovery was primarily attributable to an increase in the outstanding balance of loans held for investment, partly offset by further improvement in credit quality. Non-performing loans, net of the allowance for loan losses and fair value adjustments, decreased $1.4 million, or 14 percent, to $8.9 million at March 31, 2017 as compared to $10.3 million at June 30, 2016 and $12.3 million at March 31, 2016.  Net recoveries in the third quarter of fiscal 2017 were $49,000 or 0.02 percent (annualized) of average loans receivable, compared to net recoveries of $126,000 or 0.05 percent (annualized) of average loans receivable in the same quarter of fiscal 2016.  Total classified loans, net of the allowance for loan losses and fair value adjustments, consisting of special mention and substandard loans, were $15.9 million at March 31, 2017 as compared to $19.2 million at June 30, 2016 and to $19.9 million at March 31, 2016.

For the Nine Months Ended March 31, 2017 and 2016.  During the first nine months of fiscal 2017, the Corporation recorded a recovery from the allowance for loan losses of $665,000, down 39 percent from the recovery from the allowance for loan losses of $1.1 million in the same period of fiscal 2016.  The decrease in the recovery was primarily attributable to an increase in the outstanding balance of loans held for investment, partly offset by further improvement in credit quality. Net recoveries in the first nine months of fiscal 2017 were $270,000 or 0.03 percent (annualized) of average loans receivable, compared to net recoveries of $570,000 or 0.08 percent (annualized) of average loans receivable in the same period of fiscal 2016.

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

At March 31, 2017, the allowance for loan losses was $8.3 million, comprised of collectively evaluated allowances of $8.3 million and individually evaluated allowances of $15,000; in comparison to the allowance for loan losses of $8.7 million at June 30, 2016, comprised of collectively evaluated allowances of $8.7 million and individually evaluated allowances of $20,000.  The allowance for loan losses as a percentage of gross loans held for investment was 0.93 percent at March 31, 2017 compared to 1.02 percent at June 30, 2016.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended March 31, 2017 and 2016.  Total non-interest income decreased $1.6 million, or 19 percent, to $6.8 million for the quarter ended March 31, 2017 from $8.4 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans, partly offset by a decrease in net loss on sale and operations of real estate owned during the current quarter as compared to the comparable period last year.

The net gain on sale of loans decreased $1.7 million, or 24 percent, to $5.4 million for the third quarter of fiscal 2017 from $7.1 million in the same quarter of fiscal 2016 reflecting the impact of a lower loan sale volume, partly offset by a slightly higher average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $109.5 million or 24 percent to $342.2 million in the quarter ended March 31, 2017 from $451.7 million in the comparable quarter last year. The decrease in loan sale volume was attributable to the decrease in refinance activity as compared to the same period last year. The total refinance loans as a percentage of total loans originated by PBM during the third quarter of fiscal 2017 was 38 percent, down from 48 percent in the same quarter of fiscal 2016. The average loan sale margin for PBM increased slightly to 1.58 percent in the third quarter of fiscal 2017, up one basis point from 1.57 percent in the same period of fiscal 2016.  The gain on sale of loans includes a favorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net gain of $635,000 in the third quarter of fiscal 2017 as compared to a favorable fair-value adjustment net gain of $2.4 million in the same period last year.  The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of March 31, 2017, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $4.7 million, compared to $8.7 million at June 30, 2016 and $8.2 million at March 31, 2016.

The net loss on sale and operations of real estate owned acquired in the settlement of loans decreased $202,000 or 73 percent to a net loss of $74,000 in the third quarter of fiscal 2017 from a net loss of $276,000 in the same period last year. One real estate owned property was sold in the third quarter of fiscal 2017, compared to three real estate owned properties sold in the same period last year. Two real estate owned properties were acquired in the settlement of loans during the third quarter of fiscal 2017, the same number of properties acquired in the comparable period last year. As of March 31, 2017, the real estate owned balance was $2.8 million (five properties), compared to $2.7 million (four properties) at June 30, 2016 and $3.2 million (five properties) at March 31, 2016.

For the Nine Months Ended March 31, 2017 and 2016.  Total non-interest income decreased $2.6 million, or 10 percent, to $23.9 million for the nine months ended March 31, 2017 from $26.5 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans and an increase in the net loss on sale and operations of real estate owned.

The net gain on sale of loans decreased $2.2 million, or 10 percent, to $19.9 million for the first nine months of fiscal 2017 from $22.1 million in the same period of fiscal 2016 reflecting the impact of a lower average loan sale margin, partly offset by a higher loan sale volume.  The average loan sale margin for PBM during the first nine months of fiscal 2017 was 1.37 percent, down 18 basis points from 1.55 percent for the same period of fiscal 2016.  The decrease in the average loan sale margin for the nine months ended March 31, 2017 was primarily attributable to volatility in loan servicing premiums in the cash markets. Additionally, product composition was less favorable with a higher percentage of loan sales comprised of lower margin products. Refinance transactions rose as a percentage of total volume, particularly from the wholesale channel, and volume also consisted of a higher percentage of conventional high balance product. Total loan sale volume was $1.45 billion in the first nine months ended March 31, 2017, up $21.9 million, or two percent, from $1.42 billion in the comparable quarter last year.  The increase in loan sale volume was attributable to the increase in the refinance market as compared to the same period last year. The total refinance loans as percentage of total loans originated by PBM during the first nine months of fiscal 2017 was 52 percent, up from 46 percent in the same period of fiscal 2016. The gain on sale of loans includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $3.7 million in the first nine months of fiscal 2017 as compared to a favorable fair-value adjustment, a net gain of $284,000, in the same period last year.

The net loss on sale and operations of real estate owned acquired in the settlement of loans increased $228,000 or 1,900 percent to a net loss of $240,000 in the first nine months of fiscal 2017 from a net loss of $12,000 in the same period last year. Four real estate owned properties were sold in the first nine months of fiscal 2017, compared to six real estate owned properties sold in the same period last year. Five real estate owned properties were acquired in the settlement of loans during the first nine months of fiscal 2017, compared to eight properties acquired in the comparable period last year.

Non-Interest Expense:

For the Quarters Ended March 31, 2017 and 2016.  Total non-interest expense in the quarter ended March 31, 2017 was $13.8 million, a decrease of $717,000, or five percent, as compared to $14.5 million in the quarter ended March 31, 2016.  The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits expenses, professional expenses and other non-interest expenses primarily related to mortgage banking operations.

Total salaries and employee benefits expense decreased $260,000, or two percent, to $10.4 million in the third quarter of fiscal 2017 from $10.6 million in the same period of fiscal 2016.  The decrease was primarily attributable to lower incentive compensation costs related to lower mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) decreased $63.6 million, or 14 percent, to $375.9 million in the third quarter of fiscal 2017 from $439.5 million in the comparable quarter of fiscal 2016.

Total professional expenses decreased $147,000, or 25 percent, to $436,000 in the third quarter of fiscal 2017 from $583,000 in the same period of fiscal 2016, primarily due to lower legal expenses.

Total other non-interest expenses decreased $410,000, or 35 percent, to $759,000 in the third quarter of fiscal 2017 from $1.2 million in the same period of fiscal 2016. The decrease was primarily attributable to a $668,000 reversal of loan origination liability accruals recorded in prior periods that were no longer required because the potential exposure was mitigated.

For the Nine Months Ended March 31, 2017 and 2016.  Total non-interest expense in the nine months ended March 31, 2017 was $44.1 million, an increase of $1.4 million as compared to $42.7 million in the same period ended March 31, 2016.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits, premises and occupancy expenses and other non-interest expenses primarily related to mortgage banking operations.

Total salaries and employee benefits expense increased $640,000, or two percent, to $32.0 million in the first nine months of fiscal 2017 from $31.4 million in the same period of fiscal 2016.  The increase was primarily attributable to higher incentive compensation costs related to higher mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) increased $146.9 million, or 10 percent, to $1.69 billion in the first nine months of fiscal 2017 from $1.54 billion in the comparable period of fiscal 2016.

Total premises and occupancy expenses increased $341,000, or 10 percent, to $3.8 million in the first nine months of fiscal 2017 from $3.4 million in the same period of fiscal 2016. The increase was primarily attributable to the relocation of the retail banking home office.

Total other non-interest expenses increased $603,000, or 17 percent, to $4.1 million in the first nine months of fiscal 2017 from $3.5 million in the same period of fiscal 2016. The increase was primarily attributable to higher expenses related to mortgage banking operations, partly offset by a $414,000 reversal of loan origination liability accruals recorded in the prior fiscal year and no longer required because the potential exposure was mitigated.

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

For the Quarters Ended March 31, 2017 and 2016.  The income tax provision was $690,000 for the quarter ended March 31, 2017 as compared to $1.1 million for the same quarter last year as a result of the decrease in income before taxes and a lower effective income tax rate.  The effective income tax rate for the quarter ended March 31, 2017 was 37.6 percent as compared to 41.3 percent in the same quarter last year.  The decrease in the effective tax rate was attributable to the tax effect from stock-based compensation in the third quarter of fiscal 2017. The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2017 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2017 and 2016.  The income tax provision was $3.0 million for the nine months ended March 31, 2017 as compared to $3.5 million for the same period last year as a result of the decrease in income before taxes.  The effective income tax rate for the nine months ended March 31, 2017 was 41.8 percent as compared to 41.6 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2017 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral primarily located in California, decreased $1.4 million, or 14 percent, to $8.9 million at March 31, 2017 from $10.3 million at June 30, 2016.  Non-performing loans as a percentage of loans held for investment improved to 1.01 percent at March 31, 2017 from 1.23 percent at June 30, 2016.  The non-performing loans at March 31, 2017 were primarily comprised of 29 single-family loans ($8.2 million); one multi-family loan ($372,000); one commercial real estate loan ($201,000); one commercial business loan ($68,000); and one consumer loan (fully reserved).  This compares to the $10.3 million of non-performing loans at June 30, 2016 which were primarily comprised of 35 single-family loans ($9.5 million); two multi-family loans ($709,000); one commercial business loan ($76,000); and one consumer loan (fully reserved). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of March 31, 2017, total restructured loans decreased $1.0 million, or 22 percent, to $3.6 million from $4.6 million at June 30, 2016.  At March 31, 2017 and June 30, 2016, $3.6 million and $3.3 million, respectively, of these restructured loans were classified as non-performing.  As of March 31, 2017, $1.3 million, or 38 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $1.9 million, or 41 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2016.

Real estate owned was $2.8 million at March 31, 2017, an increase of $62,000 or two percent from $2.7 million at June 30, 2016.  Real estate owned at March 31, 2017 was comprised of five single-family properties, four located in California and one located in Arizona.  The Corporation has not suspended foreclosure activity at any time through the most recent credit cycle because, to date, the Corporation has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Corporation maintains the original promissory note and deed of trust for loans held for investment.  As a result, the Corporation does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $1.4 million to $11.6 million or 0.97 percent of total assets at March 31, 2017 from $13.0 million or 1.11 percent of total assets at June 30, 2016.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first nine months of fiscal 2017, the Corporation repurchased one loan of $389,000 from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreement which was subsequently paid off.  This compares to the first nine months of fiscal 2016 when the Corporation repurchased seven loans, totaling $1.7 million, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements. Additional repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first nine months of fiscal 2017, the Corporation recorded a recourse recovery of $39,000 and settled claims for $11,000.  This compares to the first nine months of fiscal 2016 when the Corporation had a recourse provision of $152,000 and settled claims for $33,000. As of March 31, 2017, the total recourse reserve for loans sold that are subject to repurchase was $403,000, down from $453,000 at June 30, 2016 and down from $887,000 at March 31, 2016.

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

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2017 and 2016:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2017	2016	2017	2016
(In Thousands)

Balance, beginning of the period	$412	$768	$453	$768
(Recovery) provision for recourse liability	(9)	119	(39)	152
Net settlements in lieu of loan repurchases	—	—	(11)	(33)
Balance, end of the period	$403	$887	$403	$887

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were derived at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated or overstated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline or improvement in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline or improvement in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2017:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$23,776	734	76%	9.40 years
Stated income (5)	$111,934	729	63%	11.23 years
FICO less than or equal to 660	$9,442	645	61%	9.76 years
Over 30-year amortization	$10,637	728	64%	11.50 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $451,000 of “interest only,” $5.9 million of “stated income,” $350,000 of “FICO less than or equal to 660,” and $221,000 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2017:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$18,613	2%	—%
Fully amortize between 1 year and 5 years	5,163	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$23,776	2%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2017:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$109,731	5%	—%
Interest rate reset between 1 year and 5 years	2,203	—%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$111,934	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

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

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD 2017	Total
Loan balance (in thousands)	$195,502	$118	$982	$3,203	$2,815	$12,844	$15,455	$49,305	$26,902	$307,126
Weighted-average LTV (1)	64%	67%	62%	57%	45%	67%	69%	67%	74%	65%
Weighted-average age (in years)	11.28	6.37	5.67	4.68	3.75	2.66	1.79	0.75	0.07	7.61
Weighted-average FICO (2)	730	700	711	742	756	746	740	746	750	736
Number of loans	623	1	4	15	22	29	22	83	40	839

Geographic breakdown (%)
Inland Empire	32%	100%	58%	11%	43%	49%	21%	25%	23%	30%
Southern California (3)	55%	—%	42%	37%	28%	24%	51%	44%	61%	52%
Other California (4)	12%	—%	—%	52%	29%	27%	28%	31%	16%	18%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD 2017	Total
Loan balance (in thousands)	$28,071	$—	$6,862	$21,618	$71,783	$82,859	$87,376	$138,367	$22,244	$459,180
Weighted-average LTV (1)	44%	—%	53%	52%	54%	54%	54%	49%	60%	52%
Weighted-average DCR (2)	1.54x	—	1.57x	1.75x	1.68x	1.66x	1.62x	1.67x	1.59x	1.65x
Weighted-average age (in years)	11.64	—	5.49	4.57	3.65	2.71	1.74	0.74	0.09	2.63
Weighted-average FICO (3)	693	—	768	722	763	765	757	756	762	753
Number of loans	60	—	9	24	97	101	127	155	30	603

Geographic breakdown (%)
Inland Empire	29%	—%	7%	16%	31%	12%	17%	9%	10%	16%
Southern California (4)	53%	—%	78%	50%	49%	54%	64%	66%	81%	60%
Other California (5)	8%	—%	15%	34%	20%	34%	19%	25%	9%	23%
Other States	10%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2017:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$84,857	—%	—%	9%
Interest rate reset or mature between 1 year and 5 years	350,450	—%	—%	5%
Interest rate reset or mature after 5 years	23,873	—%	—%	—%
Total	$459,180	—%	—%	5%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD 2017	Total (5)(6)
Loan balance (in thousands)	$2,952	$344	$—	$12,959	$13,737	$22,613	$22,320	$18,254	$3,185	$96,364
Weighted-average LTV (1)	45%	54%	—%	48%	46%	45%	42%	51%	42%	46%
Weighted-average DCR (2)	1.47x	1.25x	—	1.89x	1.70x	1.94x	1.79x	1.58x	1.88x	1.78x
Weighted-average age (in years)	12.74	6.85	—	4.49	3.69	2.65	1.71	0.85	0.19	2.73
Weighted-average FICO (2)	696	703	—	752	759	756	755	759	778	755
Number of loans	8	2	—	11	19	28	28	24	4	124

Geographic breakdown (%):
Inland Empire	87%	50%	—%	74%	26%	36%	28%	11%	31%	35%
Southern California (3)	13%	50%	—%	26%	45%	45%	32%	63%	31%	41%
Other California (4)	—%	—%	—%	—%	29%	19%	40%	26%	38%	24%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $39.1 million in Mixed Use; $14.7 million in Retail; $11.6 million in Office; $9.9 million in Mobile Home Parks; $6.0 million in Warehouse; $5.0 million in Medical/Dental Office; $4.1 million in Mini-Storage; $2.7 million in Restaurant/Fast Food; $1.7 million in Light Industrial/Manufacturing and $1.6 million in Automotive – Non Gasoline.

(6)	Consisting of $88.9 million or 92.3 percent in investment properties and $7.5 million or 7.7 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2017:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$22,414	1%	—%	72%
Interest rate reset or mature between 1 year and 5 years	73,950	—%	—%	88%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$96,364	—%	—%	84%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At March 31, 2017	At June 30, 2016
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$4,704	$6,292
Multi-family	372	709
Commercial real estate	201	—
Total	5,277	7,001

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,507	3,232
Commercial business loans	68	76
Total	3,575	3,308

Total non-performing loans	8,852	10,309

Real estate owned, net	2,768	2,706
Total non-performing assets	$11,620	$13,015

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.01%	1.23%

Non-performing loans as a percentage of total assets	0.74%	0.88%

Non-performing assets as a percentage of total assets	0.97%	1.11%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of March 31, 2017:

	Calendar Year of Origination
(In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD 2017	Total
Mortgage loans:
Single-family	$8,122	$—	$—	$89	$—	$—	$—	$—	$—	$8,211
Multi-family	372	—	—	—	—	—	—	—	—	372
Commercial real estate	201	—	—	—	—	—	—	—	—	201
Commercial business loans	68	—	—	—	—	—	—	—	—	68
Total	$8,763	$—	$—	$89	$—	$—	$—	$—	$—	$8,852

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of March 31, 2017:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,660	$3,957	$1,594	$—	$8,211
Multi-family	—	—	—	372	372
Commercial real estate	201	—	—	—	201
Commercial business loans	—	68	—	—	68
Total	$2,861	$4,025	$1,594	$372	$8,852

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:

	At March 31, 2017		At June 30, 2016
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$3,816	10	$4,896	14
Multi-family	3,265	3	3,974	4
Total special mention loans	7,081	13	8,870	18

Substandard loans:
Mortgage loans:
Single-family	8,211	31	9,524	37
Multi-family	372	1	709	2
Commercial real estate	201	1	—	—
Commercial business loans	68	1	76	1
Consumer loans	—	1	—	1
Total substandard loans	8,852	35	10,309	41

Total classified loans	15,933	48	19,179	59

Real estate owned:
Single-family	2,768	5	2,706	4
Total real estate owned	2,768	5	2,706	4

Total classified assets	$18,701	53	$21,885	63

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2017	2016	2017	2016
Loans originated and purchased for sale:
Retail originations	$185,668	$214,294	$769,495	$737,681
Wholesale originations and purchases	132,241	178,585	737,667	667,990
Total loans originated and purchased for sale (1)	317,909	392,879	1,507,162	1,405,671

Loans sold:
Servicing released	(363,443)	(376,291)	(1,547,435)	(1,403,456)
Servicing retained	(6,074)	(7,356)	(28,895)	(39,621)
Total loans sold (2)	(369,517)	(383,647)	(1,576,330)	(1,443,077)

Loans originated for investment:
Mortgage loans:
Single-family	19,480	13,244	49,236	25,862
Multi-family	22,306	23,869	56,765	70,637
Commercial real estate	3,196	5,303	8,044	15,417
Construction	3,017	4,183	6,313	9,273
Other	—	—	—	72
Commercial business loans	45	—	45	—
Consumer loans	—	—	1	—
Total loans originated for investment (3)	48,044	46,599	120,404	121,261

Loans purchased for investment:
Mortgage loans:
Single-family	9,989	—	19,516	2,142
Multi-family	—	—	39,764	8,868
Commercial real estate	—	—	—	1,950
Total loans purchased for investment (3)	9,989	—	59,280	12,960

Mortgage loan principal payments	(46,225)	(56,315)	(151,489)	(139,904)
Real estate acquired in settlement of loans	(547)	(852)	(1,845)	(5,083)
Increase (decrease) in other items, net (4)	1,576	1,042	(621)	(1,185)

Net decrease in loans held for investment and loans held for sale at fair value	$(38,771)	$(294)	$(43,439)	$(49,357)

(1)
Includes PBM loans originated and purchased for sale during the quarters and nine months ended March 31, 2017 and 2016 totaling $317.9 million, $392.9 million, $1.51 billion and $1.41 billion, respectively.

(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2017 and 2016 totaling $369.5 million, $383.6 million, $1.58 billion and $1.44 billion, respectively.

(3)
Includes PBM loans originated and purchased for investment during the quarters and nine months ended March 31, 2017 and 2016 totaling $18.7 million, $11.6 million, $45.5 million and $24.9 million, respectively.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2017 and 2016, the Corporation originated and purchased $1.69 billion and $1.54 billion of loans, respectively.  The total loans sold in the first nine months of fiscal 2017 and 2016 were $1.58 billion and $1.44 billion, respectively.  At March 31, 2017, the Corporation had loan origination commitments totaling $138.2 million, undisbursed lines of credit totaling $1.2 million and undisbursed construction loan funds totaling $9.5 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2017, the net increase in deposits was $11.9 million, primarily due to the increase in transaction accounts, partly offset by non-renewing scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of March 31, 2017, total deposits were $938.3 million. At March 31, 2017, time deposits scheduled to mature in one year or less were $130.7 million and total time deposits with a principal amount of $100,000 or higher were $139.6 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2017, total cash and cash equivalents were $125.3 million, or 10 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2017, total borrowings were $111.2 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $296.5 million and the remaining available collateral was $494.4 million.  In addition, the Bank has secured a $45.8 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $48.8 million.  As of March 31, 2017, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2017 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of March 31, 2017.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2017 decreased to 25.9 percent from 31.2 percent for the quarter ended June 30, 2016.

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

At March 31, 2017, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at March 31, 2017 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of March 31, 2017
Tier 1 leverage capital (to adjusted average assets)	$131,296	11.07%	$47,455	4.00%	$59,318	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets)	$131,296	18.20%	$41,490	5.75%	$46,902	6.50%
Tier 1 capital (to risk-weighted assets)	$131,296	18.20%	$52,314	7.25%	$57,725	8.00%
Total capital (to risk-weighted assets)	$139,811	19.38%	$66,745	9.25%	$72,157	10.00%

As of June 30, 2016
Tier 1 leverage capital (to adjusted assets)	$133,081	11.40%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$133,081	17.89%	$38,117	5.13%	$48,343	6.50%
Tier 1 capital (to risk-weighted assets)	$133,081	17.89%	$49,273	6.63%	$59,500	8.00%
Total capital (to risk-weighted assets)	$141,955	19.09%	$64,148	8.63%	$74,375	10.00%

Provident Savings Bank, F.S.B.:

As of March 31, 2017
Tier 1 leverage capital (to adjusted average assets)	$116,126	9.79%	$47,455	4.00%	$59,318	5.00%
CET1 capital (to risk-weighted assets)	$116,126	16.10%	$41,482	5.75%	$46,893	6.50%
Tier 1 capital (to risk-weighted assets)	$116,126	16.10%	$52,304	7.25%	$57,715	8.00%
Total capital (to risk-weighted assets)	$124,641	17.28%	$66,733	9.25%	$72,143	10.00%

As of June 30, 2016
Tier 1 leverage capital (to adjusted assets)	$120,192	10.29%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$120,192	16.16%	$38,112	5.13%	$48,337	6.50%
Tier 1 capital (to risk-weighted assets)	$120,192	16.16%	$49,266	6.63%	$59,491	8.00%
Total capital (to risk-weighted assets)	$129,066	17.36%	$64,139	8.63%	$74,364	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new requirement began to be phased in on January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each year to an amount equal to 2.5 percent of risk-weighted assets when fully implemented in January 2019.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first nine months of fiscal 2017, the Bank paid a cash dividend of $10.0 million to the Corporation; while the Corporation paid $3.1 million of cash dividends to its shareholders.

Supplemental Information

	At March 31, 2017	At June 30, 2016	At March 31, 2016

Loans serviced for others (in thousands)	$116,171	$105,469	$104,947

Book value per share	$16.69	$16.73	$16.54

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 1.00 percent making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2017 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$269,478	$135,003	$1,323,781	20.36%	+934 bp
+300 bp	$242,867	$108,392	$1,304,215	18.62%	+760 bp
+200 bp	$212,576	$78,101	$1,281,291	16.59%	+557 bp
+100 bp	$176,686	$42,211	$1,253,724	14.09%	+307 bp
0 bp	$134,475	$—	$1,220,431	11.02%	0 bp
-100 bp	$116,005	$(18,470)	$1,206,953	9.61%	-141 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2017 (“base case”).

(2)	Derived as the NPV divided by the portfolio value of total assets.

(3)	Derived as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2017 and June 30, 2016.

	At March 31, 2017	At June 30, 2016
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.02%	13.28%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.61%	11.59%
Sensitivity Measure: Change in NPV Ratio	-141 bp	-169 bp

The pre-shock NPV ratio declined 226 basis points to 11.02 percent at March 31, 2017 from 13.28 percent at June 30, 2016 and the post-shock NPV ratio declined 198 basis points to 9.61 percent at March 31, 2017 from 11.59 percent at June 30, 2016. The decline of the NPV ratios was primarily attributable to a $10.0 million cash dividend distribution from the Bank to the Corporation in September 2016 and the periodic and routine changes in the interest rate risk model during the third quarter of fiscal 2017 reflecting adjustments for the current market conditions, partly offset by the net income in the first nine months of fiscal 2017.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Corporation’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.  The following table describes the results of the analysis at March 31, 2017 and June 30, 2016.

At March 31, 2017		At June 30, 2016
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	17.38%	+400 bp	(5.20)%
+300 bp	13.93%	+300 bp	4.00%
+200 bp	10.28%	+200 bp	2.05%
+100 bp	5.75%	+100 bp	(1.48)%
-100 bp	(8.22)%	-100 bp	(16.10)%

At both March 31, 2017 and June 30, 2016, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore at March 31, 2017, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under plus 100 basis point and plus 400 basis point scenarios at June 30, 2016.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2017 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2017	25,400	$18.63	25,400	253,914
February 1 – 28, 2017	10,439	18.48	10,439	243,475
March 1 – 31, 2017	53,980	18.74	53,980	189,495
Total	89,819	$18.68	89,819	189,495

(1)	Represents the remaining shares available for future purchases under the May 2016 stock repurchase plan.

During the quarter ended March 31, 2017, the Corporation purchased 89,819 shares of the Corporation’s common stock at an average cost of $18.68 per share. For the nine months ended March 31, 2017, the Corporation purchased 261,453 shares of the Corporation’s common stock at an average cost of $19.12 per share, including the repurchase of 25,598 shares of distributed restricted stock at an average cost of $19.56 per share to cover employee withholding tax obligations, consistent with the distribution. As of March 31, 2017, a total of 207,505 shares or 52 percent of the shares authorized in the May 2016 stock repurchase plan have been purchased at an average cost of $19.04 per share, leaving 189,495 shares available for future purchases. During the quarter and nine months ended March 31, 2017, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 8, 2017	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.