Form 10-K
period 2017-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2017-09-01
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017            OR

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
Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer X
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company _____
Emerging growth company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES          NO   X  .

The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2016, was $145.6 million. As of August 25, 2017, there were 7,695,552 shares of the Registrant’s common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2017 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB"). At June 30, 2017, the Corporation had consolidated total assets of $1.20 billion, total deposits of $926.5 million and stockholders’ equity of $128.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank contributed $40,000 annually to the Foundation in fiscal 2017, 2016 and 2015.

Subsequent Events:

On July 31, 2017, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.14 per share, reflecting an eight percent increase from the $0.13 per share paid on June 9, 2017.  Shareholders of the Corporation’s common stock at the close of business on August 21, 2017 were entitled to receive the cash dividend, payable on September 11, 2017.

Market Area

The Bank is headquartered in Riverside, California and operates 13 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include most of Southern California and some of Northern California.  The Bank is the largest independent community bank headquartered in Riverside County and it has the eighth largest deposit market share of all banks and the fourth largest of community banks in Riverside County. PBM operates two wholesale loan production offices located in Pleasanton and Rancho Cucamonga, California and nine retail loan production offices located in Atascadero, Brea, Escondido, Glendora, Rancho Cucamonga, Riverside (3) and Roseville, California.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to the 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  According to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, the unemployment rate in the Inland Empire in June 2017 was 5.5%, compared to 4.7% in California and 4.4% nationwide, an improvement compared to the unemployment data reported in June 2016, which was 6.6% in the Inland Empire, 5.4% in California and 4.9% nationwide.

In 2017, the Inland Empire economy is estimated to gain 46,600 jobs (3.3%), after adding 47,500 in 2016 (3.5%). The expansion will continue partly because of the area’s traditional advantages for blue collar/technical sectors (available land, modestly priced labor, growing population), as well as continued growth in health care, and a small addition of jobs in higher paying sectors. As these sectors add workers, they should bring dollars to the area that circulate through its population serving sectors causing them to expand as well. In addition, 33.0% of growth is forecasted for lower paying sectors and 67.0% in moderate and better paying jobs. That is generally considered a good mix as 50% - 50% is a more normal distribution. If 2017 performs as forecasted, the share of lower paying jobs for the full 2011 - 2017 period shows the Inland Empire (40.0%) with a smaller share than California as a whole (45.7%). This is largely due to the importance of its blue collar/technical sectors in its job growth mix (Source: Inland Empire Quarterly Economic Reports - April 2017).

In the height of the spring home buying season, California’s housing market were not affected by housing shortages as sales and median home prices bound higher in June 2017. Existing single-family home sales totaled 443,150 in June 2017 on a seasonally adjusted annualized rate, up 3.3% from May 2017 and 2.4% from June 2016. California's median home price in June 2017 was $555,150, up 0.9% from May 2017 and up 7.0% from June 2016. The median number of days on the market fell to 22.4 days in June 2017 from 27.1 days a year ago, the fastest pace since May 2004, when it took 21.9 days to sell a home. At the regional level, the San Francisco Bay Area, Inland Empire, and Los Angeles metro area all registered year-to-year sales increases of 6.1%, 10.4%, and 8.3%, respectively (Source: California Association of Realtors – July 17, 2017 News Release).

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

Personnel

As of June 30, 2017, the Bank had 464 full-time equivalent employees, which consisted of 409 full-time, 54 prime-time and one part-time employee.  The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

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

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment.  The Bank’s net loans held for investment were $904.9 million at June 30, 2017, representing 75.4% of consolidated total assets.  This compares to $840.0 million, or 71.7% of consolidated total assets, at June 30, 2016.

At June 30, 2017, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $18.9 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2017, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2017 consisted of: three multi-family loans totaling $8.1 million to one group of borrowers; one commercial real estate loan totaling $6.1 million to one group of borrowers; one multi-family loan totaling $5.2 million to one group of borrowers; one multi-family loan totaling $4.9 million to one group of borrowers; and one commercial real estate loan totaling $4.5 million to one group of borrowers.  The real estate collateral for these loans is located in Southern California, except for one property which is located in Northern California.  At June 30, 2017, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2017		2016		2015		2014		2013
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$322,197	35.16%	$324,497	37.93%	$365,961	44.47%	$377,824	48.43%	$404,154	53.09%
Multi-family	479,959	52.37	415,627	48.59	347,020	42.17	301,191	38.60	262,268	34.45
Commercial real estate	97,562	10.65	99,528	11.63	100,897	12.26	96,781	12.40	92,423	12.14
Construction	16,009	1.75	14,653	1.71	8,191	0.99	2,869	0.37	292	0.04
Other	—	—	332	0.04	—	—	—	—	—	—
Total mortgage loans	915,727	99.93	854,637	99.90	822,069	99.89	778,665	99.80	759,137	99.72

Commercial business loans	576	0.06	636	0.08	666	0.08	1,237	0.16	1,687	0.22
Consumer loans	129	0.01	203	0.02	244	0.03	306	0.04	437	0.06
Total loans held for investment, gross	916,432	100.00%	855,476	100.00%	822,979	100.00%	780,208	100.00%	761,261	100.00%

Undisbursed loan funds	(9,015)		(11,258)		(3,360)		(1,090)		(292)
Advance payments of escrows	61		56		199		215		300
Deferred loan costs, net	5,480		4,418		3,140		2,552		2,063
Allowance for loan losses	(8,039)		(8,670)		(8,724)		(9,744)		(14,935)
Total loans held for investment, net	$904,919		$840,022		$814,234		$772,141		$748,397

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2017 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

Mortgage loans:
Single-family	$23	$91	$369	$5,655	$316,059	$322,197
Multi-family	2,209	2,118	3,967	7,398	464,267	479,959
Commercial real estate	1,111	170	2,861	77,402	16,018	97,562
Construction	11,856	4,153	—	—	—	16,009
Commercial business loans	139	140	—	—	297	576
Consumer loans	129	—	—	—	—	129
Total loans held for investment, gross	$15,467	$6,672	$7,197	$90,455	$796,641	$916,432

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2018 which have fixed and floating or adjustable interest rates:

(Dollars In Thousands)	Fixed-Rate	%(1)	Floating or Adjustable Rate	%(1)

Mortgage loans:
Single-family	$14,062	4%	$308,112	96%
Multi-family	1,520	—%	476,230	100%
Commercial real estate	—	—%	96,451	100%
Construction	—	—%	4,153	100%
Commercial business loans	412	94%	25	6%
Total loans held for investment, gross	$15,994	2%	$884,971	98%

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2017, total single-family loans held for investment decreased to $322.2 million, or 35.2% of the total loans held for investment, from $324.5 million, or 37.9% of the total loans held for investment, at June 30, 2016.  The slight decrease in the single-family loans in fiscal 2017 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

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

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 80% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2017, home equity loans amounted to $13.3 million or 4.1% of single-family loans held for investment, as compared to $9.9 million or 3.0% of single-family loans held for investment at June 30, 2016.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions.  Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to seven years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes; the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have three or five-year fixed periods prior to the first adjustment (“3/1 or 5/1 hybrids”) and provide for interest and fully amortizing loan payments throughout the term of the loan.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

The Bank offered interest-only ARM loans in the past, which typically had a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2017 and 2016, interest-only, first trust deed, ARM loans were $17.6 million and $64.6 million, or 5.7% and 7.6%, respectively, of the single-family, first trust deed, loans held for investment.  As of June 30, 2017, $17.0 million of interest-only ARM loans begin to fully amortize in the next 12 months and $578,000 begin to fully amortize between one year and five years. The reset of interest rates on ARM loans, primarily interest-only single-family loans, to fully-amortizing status may create a payment shock for some borrowers primarily because the majority of loans are repricing at 2.75% over six-month LIBOR, which may result in a higher interest rate than the borrower’s pre-adjustment interest rate.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family ARM loans.  At June 30, 2017, the Bank had 21 loans with 50-year terms with $6.9 million outstanding, compared to 25 loans for $8.5 million at June 30, 2016.

As of June 30, 2017, the Bank had $9.0 million in negative amortization mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal), originated prior to 2008, which consisted of $6.2 million of multi-family loans, $2.7 million of single-family loans and $110,000 of commercial real estate loans.  This compares to $10.2 million at June 30, 2016, which consisted of $6.9 million of multi-family loans, $3.1 million of single-family loans and $170,000 of commercial real estate loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in a higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their properties or refinance their mortgages to pay off their mortgage obligation.

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each product in a given interest rate and competitive environment. Given the recent market environment, the production of ARM loans has been lower as compared to fixed rate mortgages.

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

The following table describes certain credit risk characteristics of the Bank’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2017:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted-Average FICO(2)	Weighted-Average LTV(3)	Weighted-Average Seasoning(4)
Interest only	$17,586	731	76%	9.55 years
Stated income(5)	$100,328	730	62%	11.49 years
FICO less than or equal to 660	$9,497	644	63%	9.04 years
Over 30-year amortization	$10,156	730	64%	11.76 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $451,000 of “interest only,” $5.2 million of “stated income,” $346,000 of “FICO less than or equal to 660,” and $220,000 of “over 30-year amortization” balances were non-performing.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral at the time of loan origination.

(4)	Seasoning describes the number of years since the funding date of the loan.

(5)	Stated income is defined as a loan to a borrower whose stated income on his/her loan application was not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Bank’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2017:

(Dollars In Thousands)	Balance	Non-Performing(1)	30 - 89 Days Delinquent(1)
Fully amortize in the next 12 months	$17,008	3%	—%
Fully amortize between 1 year and 5 years	578	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$17,586	3%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Bank’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2017:

(Dollars In Thousands)	Balance (1)	Non-Performing(1)	30 - 89 Days Delinquent(1)
Interest rate reset in the next 12 months	$99,685	5%	—%
Interest rate reset between 1 year and 5 years	643	12%	—%
Total	$100,328	5%	—%

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

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD June 30, 2017	Total
Loan balance	$175,283	$118	$968	$3,124	$2,733	$10,529	$15,338	$45,754	$54,612	$308,459
Weighted average LTV(1)	63%	66%	61%	57%	45%	66%	69%	67%	74%	66%
Weighted average age (in years)	11.54	6.62	5.92	4.93	3.99	2.87	2.04	0.97	0.44	7.09
Weighted average FICO(2)	730	700	711	741	755	749	740	744	744	736
Number of loans	578	1	4	15	22	25	22	80	83	830

Geographic breakdown (%):
Inland Empire	34%	100%	57%	11%	43%	45%	21%	24%	32%	32%
Southern California (other than Inland Empire)	53%	—%	43%	38%	28%	27%	51%	42%	47%	49%
Other California	12%	—%	—%	51%	29%	28%	28%	34%	21%	19%
Other states	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral at the time of loan origination.

(2)	At time of loan origination.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2017, multi-family mortgage loans were $480.0 million and commercial real estate loans were $97.6 million, or 52.3% and 10.7%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $415.6 million and commercial real estate loans of $99.5 million, or 48.6% and 11.6%, respectively, of loans held for investment at June 30, 2016.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2017 the Bank originated $99.5 million and purchased $42.2 million of multi-family and commercial real estate loans, all of which were underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $116.0 million and loan purchases of $43.7 million during fiscal 2016.  At June 30, 2017, the Bank had 639 multi-family and 130 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 1/1, 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 1/1, 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2017, $427.7 million, or 89.1%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco and Alameda counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $6.0 million.  At June 30, 2017, the Bank had 66 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $158.1 million.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  During fiscal 2017, the Bank had net recoveries of $18,000 in non-performing multi-family and commercial real estate loans, as compared to net recoveries of $1.4 million during fiscal 2016. At June 30, 2017, total non-performing multi-family and commercial real estate loans were $201,000, net of allowances and charge-offs, and none were past due 30 to 89 days.  Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2017:

(Dollars In Thousands)	Balance	Non- Performing(1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing(1)
Interest rate reset or mature in the next 12 months	$94,653	—%	—%	8%
Interest rate reset or mature between 1 year and 5 years	360,412	—%	—%	5%
Interest rate reset or mature after 5 years	24,894	—%	—%	3%
Total	$479,959	—%	—%	5%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2017:

(Dollars In Thousands)	Balance	Non- Performing(1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing(1)
Interest rate reset or mature in the next 12 months	$22,787	1%	—%	69%
Interest rate reset or mature between 1 year and 5 years	73,175	—%	—%	88%
Interest rate reset or mature after 5 years	1,600	—%	—%	100%
Total	$97,562	—%	—%	84%

(1)	As a percentage of each category.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD June 30, 2017	Total
Loan balance	$24,669	$—	$6,827	$21,490	$70,485	$81,348	$85,904	$133,951	$55,285	$479,959
Weighted average LTV(1)	42%	—%	53%	52%	54%	54%	54%	49%	54%	52%
Weighted average debt coverage ratio (2)	1.58x	—	1.57x	1.75x	1.68x	1.66x	1.62x	1.66x	1.62x	1.65x
Weighted average age (in years)	12.11	—	5.74	4.82	3.91	2.96	1.99	0.99	0.20	2.65
Weighted average FICO(2)	695	—	768	722	764	764	757	756	751	753
Number of loans	56	—	9	24	95	99	125	153	78	639

Geographic breakdown (%):
Inland Empire	32%	—%	7%	16%	30%	12%	17%	9%	19%	17%
Southern California (other than Inland Empire)	48%	—%	78%	50%	49%	54%	64%	65%	65%	59%
Other California	9%	—%	15%	34%	21%	34%	19%	26%	16%	23%
Other states	11%	—%	—%	—%	—%	—%	—%	—%	—%	1%
	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral at the time of loan origination.

(2)	At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD June 30, 2017	Total(3)(4)
Loan balance	$1,506	$342	$—	$12,879	$13,288	$22,441	$22,180	$17,815	$7,111	$97,562
Weighted average LTV(1)	27%	54%	—%	47%	46%	44%	42%	51%	39%	45%
Weighted average debt coverage ratio (2)	1.87x	1.25x	—	1.89x	1.66x	1.94x	1.79x	1.58x	2.11x	1.80x
Weighted average age (in years)	15.48	7.10	—	4.74	3.93	2.90	1.96	1.10	0.25	2.76
Weighted average FICO(2)	729	703	—	752	759	756	755	759	745	755
Number of loans	7	2	—	11	19	28	28	23	12	130

Geographic breakdown (%):
Inland Empire	77%	50%	—%	74%	23%	36%	28%	11%	16%	32%
Southern California (other than Inland Empire)	23%	50%	—%	26%	47%	45%	32%	62%	54%	43%
Other California	—%	—%	—%	—%	30%	19%	40%	27%	30%	25%
Other states	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	100%	100%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral at the time of loan origination.

(2)	At time of loan origination.

(3)
Comprised of the following: $41.9 million in mixed use; $14.5 million in retail; $10.4 million in mobile home park; $10.1 million in office; $6.0 million in warehouse; $5.0 million in medical/dental office; $3.7 million in mini-storage; $2.6 million in restaurant/fast food; $1.8 million in light industrial/manufacturing; and $1.6 million in automotive - non gasoline.

(4)	Consists of $91.8 million or 94.1% in investment properties and $5.8 million or 5.9% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  During fiscal 2017 and 2016, the Bank originated a total of $12.1 million and $14.7 million of construction loans, respectively. As of June 30, 2017 and 2016, the Bank had $16.0 million and $14.7 million of construction loans, respectively, of which $9.0 million and $11.3 million, respectively, was undisbursed.

The composition of the Bank’s construction loan portfolio is as follows:

	At June 30,
	2017		2016
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$16,009	100.00%	$14,175	96.74%
Construction/permanent	—	—%	478	3.26%
	$16,009	100.00%	$14,653	100.00%

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

The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Tract construction may include the building and financing of model homes under a separate loan. The terms for tract construction loans are generally 12 months with interest rates fixed at a margin above the prime lending rate. At June 30, 2017, there were no tract construction loans.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2017, there were six single-family speculative construction loans of $5.4 million with $2.6 million of undisbursed funds.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2017, there were no construction/permanent loans.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans. The Bank’s Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer and Vice President - Loan Administration, approves all construction loans over $1.0 million. Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro-forma data and assumptions on the project. In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder. The Bank obtains credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

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

Other Mortgage Loans.  There were no other mortgage loans at June 30, 2017 as compared to $332,000 at June 30, 2016.  The Bank makes land loans from time to time, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loans and loan participations, with collateral primarily in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  The Bank purchased $61.7 million of loans to be held for investment (primarily multi-family loans) in fiscal 2017, compared to $45.9 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2016. As of June 30, 2017, total loans serviced by other financial institutions were $23.3 million, as compared to $807,000 at June 30, 2016.  As of June 30, 2017, all loans serviced by others were performing according to their contractual payment terms.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  In fiscal 2017, the Bank sold one construction loan participation interest of $2.57 million, where $206,000 was disbursed in fiscal 2017 and none were sold in fiscal 2016.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2017, commercial business loans were $576,000, or 0.1% of loans held for investment, a decrease of $60,000, or 9%, during fiscal 2017 from $636,000, or 0.1% of loans held for investment at June 30, 2016.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2017, the Bank had $65,000 of non-performing commercial business loans, net of allowances and charge-offs, down 14% from $76,000 at June 30, 2016.  During fiscal 2017, the Bank had a $75,000 net recovery on commercial business loans, as compared to an $85,000 net recovery during fiscal 2016.

Consumer Loans.  At June 30, 2017, the Bank’s consumer loans were $129,000, or less than 0.1% of the Bank’s loans held for investment, a decrease of $74,000, or 36%, from $203,000, or less than 0.1% of the Bank's loans held for investment at June 30, 2016.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2017 and 2016 were $18,000 and $77,000, respectively, and were included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no consumer loans at June 30, 2017 as compared to one consumer loan on a non-performing basis that was fully reserved at June 30, 2016. During fiscal 2017, the Bank had $10,000 of net recoveries on consumer loans, as compared to net charge-offs of $1,000 during fiscal 2016.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been primarily originating loans and, to a lesser extent, purchasing loans for sale to investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the California economy affect the number of loans originated by PBM and, thus, the amount of loan sales, gain on sale of loans, net interest income and loan fees earned.  The origination and purchase of loans, primarily fixed rate loans, was $1.99 billion, $2.00 billion and $2.52 billion during fiscal 2017, 2016 and 2015, respectively, including $76.5 million, $36.6 million and $40.2 million, respectively, of loans originated and purchased for investment.  The total loan origination volume in fiscal 2017 was slightly lower than fiscal 2016, primarily as a result of a decrease in refinance activity, partly offset by an increase in loans originated for home purchases.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 500 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Accepted loans are funded and sold by the Bank.  Wholesale loans originated and purchased for sale in fiscal 2017, 2016 and 2015 were $915.9 million, $940.6 million and $1.30 billion, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale originators, underwriters and processors.

PBM’s retail loan production operations utilize loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2017, PBM operated nine stand-alone retail loan production offices in Atascadero, Brea, Escondido, Glendora, Rancho Cucamonga, Riverside (3) and Roseville, California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank instead of the wholesale loan broker.  Retail loans originated and purchased for sale in fiscal 2017, 2016 and 2015 were $997.1 million, $1.02 billion and $1.18 billion, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing in new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale at June 30, 2017 and 2016 were $92.7 million and $181.8 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments. For additional information, see “Derivative Activities” below.

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination costs and fees for loans held for sale and loans held for investment recorded at fair value are recognized in non-interest income under gain (loss) on sale of loans, net, as incurred and not deferred. At June 30, 2017 and 2016, the Bank had $5.5 million and $4.4 million of unamortized deferred loan origination costs (net) in loans held for investment, respectively.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include loans insured by the FHA and VA as well as conventional loans.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by secondary market investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to investors.  The Bank also sells conforming whole loans to Fannie Mae and Freddie Mac. For additional information, see “Derivative Activities” on the following page.

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2017	2016	2015

Loans originated and purchased for sale:
Retail originations	$997,142	$1,022,296	$1,175,413
Wholesale originations	915,896	940,573	1,305,302
Total loans originated and purchased for sale(1)	1,913,038	1,962,869	2,480,715

Loans sold:
Servicing released	(1,935,349)	(1,948,423)	(2,392,251)
Servicing retained	(38,250)	(45,798)	(17,663)
Total loans sold(2)	(1,973,599)	(1,994,221)	(2,409,914)

Loans originated for investment:
Mortgage loans:
Single-family	80,280	39,177	41,317
Multi-family	87,511	91,988	83,016
Commercial real estate	11,989	24,061	26,948
Construction	12,123	14,654	6,825
Other	—	332	—
Commercial business loans	45	—	372
Consumer loans	1	1	1
Total loans originated for investment(3)	191,949	170,213	158,479

Loans purchased for investment:
Mortgage loans:
Single-family	19,516	2,233	303
Multi-family	42,188	41,741	16,302
Commercial real estate	—	1,950	—
Total loans purchased for investment(3)	61,704	45,924	16,605

Loan principal repayments	(196,993)	(187,017)	(134,175)
Real estate acquired in the settlement of loans	(1,845)	(6,347)	(3,044)
Decrease in other items, net(4)	(2,267)	(890)	(741)
Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(8,013)	$(9,469)	$107,925

(1)	Includes PBM loans originated and purchased for sale during fiscal 2017, 2016 and 2015 totaling $1.91 billion, $1.96 billion and $2.48 billion, respectively.

(2)	Includes PBM loans sold during fiscal 2017, 2016 and 2015 totaling $1.97 billion, $1.99 billion and $2.41 billion, respectively.

(3)	Includes PBM loans originated and purchased for investment during fiscal 2017, 2016 and 2015 totaling $76.5 million, $36.6 million, and $40.2 million, respectively.

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

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the credit enhancement or recourse amount to the Bank once the first four basis points is exhausted.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2017 and 2016, the Bank serviced $15.1 million and $20.4 million, respectively, of loans under this program and has established a recourse liability of $105,000 and $242,000, respectively.  In fiscal 2017, 2016 and 2015, a net (recovery) loss of $0, $(15,000) and $32,000, respectively, was realized under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2017, 2016 and 2015, the Bank repurchased $1.7 million, $1.7 million and $1.6 million of single-family mortgage loans, respectively.  However, additional repurchase requests were settled for an aggregate of $11,000, $470,000 and $22,000 in fiscal 2017, 2016 and 2015, respectively, that did not result in the repurchase of the loan itself. In fiscal 2016, the Bank entered into a global settlement with one of the Bank’s legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor, in exchange for a one-time $400,000 payment.

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

At June 30, 2017, the Bank had call and put option contracts outstanding with a notional value of $2.0 million and $5.0 million, respectively.  This compares to put option contracts outstanding with a notional value of $5.0 million and no call option contracts outstanding at June 30, 2016. At June 30, 2017 and 2016, the Bank had outstanding mandatory loan sale commitments of $21.8 million and $4.7 million, respectively; outstanding TBA MBS trades of $158.0 million and $298.0 million, respectively; outstanding best-efforts loan sale commitments of $17.2 million and $29.6 million, respectively; and commitments to originate loans to be held for sale of $92.7 million and $181.8 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  Additionally, as of June 30, 2017 and 2016, the Bank’s loans held for sale at fair value were $116.5 million and $189.5 million, respectively, which were also covered by the loan sale commitments described above.  For fiscal 2017 and 2016, the Bank had a net loss of $3.4 million and a net gain of $742,000, respectively, attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities and the fair-value adjustment on loans held for sale.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2017, the Bank was servicing $119.3 million of loans for others, an increase from $105.5 million at June 30, 2016.  The increase was primarily attributable to loans sold with servicing retained during fiscal 2017, partly offset by loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2017 and 2016, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 17.02% and 19.68%, respectively, and a weighted-average discount rate of 9.11% and 9.07%, respectively.  The required impairment reserve against servicing assets at June 30, 2017 and 2016 was $158,000 and $168,000, respectively.  In aggregate, servicing assets had a carrying value of $739,000 and a fair value of $811,000 at June 30, 2017, compared to a carrying value of $627,000 and a fair value of $627,000 at June 30, 2016.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $31,000, gross unrealized gains of $31,000 and no amortized cost at June 30, 2017, compared to a fair value of $47,000, gross unrealized gains of $47,000 and no amortized cost at June 30, 2016.

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

	At or For the Year Ended June 30, 2017
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$1,821	$—	$1,821	$(325)	$1,496	$1,702	$82
Without a related allowance(2)	7,119	(886)	6,233	—	6,233	7,726	249
Total single-family	8,940	(886)	8,054	(325)	7,729	9,428	331

Multi-family:
With a related allowance	—	—	—	—	—	140	21
Without a related allowance(2)	—	—	—	—	—	312	29
Total multi-family	—	—	—	—	—	452	50

Commercial real estate:
Without a related allowance(2)	201	—	201	—	201	84	2
Total commercial real estate	201	—	201	—	201	84	2

Commercial business loans:
With a related allowance	80	—	80	(15)	65	87	6
Total commercial business loans	80	—	80	(15)	65	87	6

Total non-performing loans	$9,221	$(886)	$8,335	$(340)	$7,995	$10,051	$389

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

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan and fair value credit adjustments.
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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any:

	At June 30,
	2017				2016				2015
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
(Dollars In Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Mortgage loans:
Single-family	3	$1,035	27	$8,016	4	$1,644	35	$10,258	3	$1,335	34	$10,542
Multi-family	—	—	—	—	—	—	2	850	—	—	4	2,246
Commercial real estate	—	—	1	201	—	—	—	—	—	—	5	1,699
Commercial business loans	—	—	1	80	—	—	1	96	—	—	1	109
Consumer loans	—	—	—	—	1	—	1	—	1	—	—	—
Total	3	$1,035	29	$8,297	5	$1,644	39	$11,204	4	$1,335	44	$14,596

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of allowance for loan losses and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2017	2016	2015	2014	2013

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$4,668	$6,292	$7,010	$7,442	$8,129
Multi-family	—	709	653	1,333	1,236
Commercial real estate	201	—	680	1,552	3,218
Commercial business loans	—	—	—	—	7
Total	4,869	7,001	8,343	10,327	12,590

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	3,061	3,232	2,902	2,957	5,094
Multi-family	—	—	1,593	1,760	2,521
Commercial real estate	—	—	1,019	800	1,354
Commercial business loans	65	76	89	92	123
Total	3,126	3,308	5,603	5,609	9,092

Total non-performing loans	7,995	10,309	13,946	15,936	21,682

Real estate owned, net	1,615	2,706	2,398	2,467	2,296
Total non-performing assets	$9,610	$13,015	$16,344	$18,403	$23,978

Non-performing loans as a percentage of loans held for investment, net	0.88%	1.23%	1.71%	2.06%	2.90%

Non-performing loans as a percentage of total assets	0.67%	0.88%	1.19%	1.44%	1.79%

Non-performing assets as a percentage of total assets	0.80%	1.11%	1.39%	1.66%	1.98%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of June 30, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD June 30, 2017	Total
Mortgage loans:
Single-family	$7,640	$—	$—	$89	$—	$—	$—	$—	$—	$7,729
Commercial real estate	201	—	—	—	—	—	—	—	—	201
Commercial business loans	65	—	—	—	—	—	—	—	—	65
Total	$7,906	$—	$—	$89	$—	$—	$—	$—	$—	$7,995

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of June 30, 2017:

(Dollars In Thousands)	Inland Empire	Southern California(1)	Other California(2)	Other States	Total
Mortgage loans:
Single-family	$2,221	$4,409	$1,099	$—	$7,729
Commercial real estate	201	—	—	—	201
Commercial business loans	65	—	—	—	65
Total	$2,487	$4,409	$1,099	$—	$7,995

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and real estate owned at the dates indicated:

	At June 30, 2017		At June 30, 2016
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$3,443	9	$4,896	14
Multi-family	272	1	3,974	4
Total special mention loans	3,715	10	8,870	18

Substandard loans:
Mortgage loans:
Single-family	7,729	29	9,524	37
Multi-family	—	—	709	2
Commercial real estate	201	1	—	—
Commercial business loans	65	1	76	1
Consumer loans	—	—	—	1
Total substandard loans	7,995	31	10,309	41

Total classified loans	11,710	41	19,179	59

Real estate owned:
Single-family	1,615	2	2,706	4
Total real estate owned	1,615	2	2,706	4

Total classified assets	$13,325	43	$21,885	63

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

During the fiscal years ended June 30, 2017 and 2016, there were no newly restructured loans.  Additionally, during the fiscal year ended June 30, 2017, one restructured loan with a total balance of $85,000 had its modification extended beyond the initial maturity of the modification; while in fiscal 2016, there was no restructured loan whose modification was extended beyond the initial maturity of the modification. As of June 30, 2017, the outstanding balance of restructured loans was $3.6 million, comprised of 10 loans.  These restructured loans are classified as follows: one loan is classified as special mention and remains on accrual status ($506,000) and nine loans are classified as substandard on non-performing status ($3.1 million).  As of June 30, 2017, 46%, or $1.7 million of the restructured loans have a current payment status, consistent with their modified terms.  The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.

The following table shows the restructured loans by type, net of allowance for loan losses, at June 30, 2017 and 2016 :

	At June 30, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$485	$—	$485	$(97)	$388
Without a related allowance(2)	3,618	(439)	3,179	—	3,179
Total single-family	4,103	(439)	3,664	(97)	3,567

Commercial business loans:
With a related allowance	80	—	80	(15)	65
Total commercial business loans	80	—	80	(15)	65

Total restructured loans	$4,183	$(439)	$3,744	$(112)	$3,632

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

As of June 30, 2017, total non-performing assets, net of allowance for loan losses and fair value adjustments, were $9.6 million, or 0.80% of total assets, which was primarily comprised of: 27 single-family loans ($7.7 million); one commercial real estate loan ($201,000); one commercial business loan ($65,000); and real estate owned comprised of two single-family properties ($1.6 million).  As of June 30, 2017, 47%, or $3.7 million of non-performing loans had a current payment status. This compares to total non-performing assets, net of allowance for loan losses and fair value adjustments, of $13.0 million, or 1.11% of total assets, with $6.1 million, or 59%, of non-performing loans with a current payment status at June 30, 2016.

Foregone interest income, which would have been recorded for the fiscal years ended June 30, 2017 and 2016 had the non-performing loans been current in accordance with their original terms, amounted to $68,000 and $118,000, respectively, and was not included in the results of operations for the fiscal years ended June 30, 2017 and 2016 .

Other Loans of Concern. As of June 30, 2017, $3.7 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms. Of these loans, $3.4 million were single-family mortgage loans and $272,000 was a multi-family mortgage loan.  As of June 30, 2016, $8.9 million of loans which were not disclosed as non-performing loans were classified by the Bank as special mention for the same reasons. In addition, as of June 30, 2017 and 2016, all substandard loans were disclosed above as non-performing loans.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2017, the real estate owned balance was $1.6 million (two single-family properties), located in California and Arizona, compared to $2.7 million (four single-family properties) at June 30, 2016, of which three are located in California and one property is located in Arizona.  In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

The aggregate amounts of the Bank’s classified assets, including loans classified by the Bank as special mention, were as follows at the dates indicated:

	At June 30,
(Dollars In Thousands)	2017	2016

Special mention loans	$3,715	$8,870
Substandard loans	7,995	10,309
Total classified loans	11,710	19,179

Real estate owned, net	1,615	2,706
Total classified assets	$13,325	$21,885

Total classified assets as a percentage of total assets	1.11%	1.87%

Classified assets decreased at June 30, 2017 from the June 30, 2016 level primarily due to loan classification upgrades, disposition of real estate owned properties and a general improvement in the real estate market, resulting in fewer delinquent loans.  The classified assets are primarily located in Southern California.

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

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses inherent in the loans held for investment.  In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank’s assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee (“IAR Committee”).  The Bank adjusts its allowance for loan losses by charging or crediting its provision (recovery) for loan losses against the Bank’s operations.

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

At June 30, 2017, the Bank had an allowance for loan losses of $8.0 million, or 0.88% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2016 of $8.7 million, or 1.02% of gross loans held for investment.  A $1.0 million recovery from the allowance for loan losses was recorded in fiscal 2017, compared to a $1.7 million recovery from the allowance for loan losses in fiscal 2016.  Although management believes the best information available is used to make such (recovery) provision, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

A portion of the Bank’s portfolio of first trust deed, single-family mortgage loans held for investment contains certain non-traditional underwriting characteristics (e.g. interest only, stated income, negative amortization, FICO less than or equal to 660, and/or over 30-year amortization schedule) as described in the section above entitled "Single-Family Mortgage Loans" in this Form 10-K.  These loans may have a greater risk of default in comparison to single-family mortgage loans that have been underwritten with more stringent requirements.  As a result, the Bank may experience higher future levels of non-performing single-family loans that may require additional allowances for loan losses and may adversely affect the Bank’s financial condition and results of operations.

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

	Year Ended June 30,
(Dollars In Thousands)	2017	2016	2015	2014	2013

Allowance at beginning of period	$8,670	$8,724	$9,744	$14,935	$21,483
Recovery from the allowance for loan losses	(1,042)	(1,715)	(1,387)	(3,380)	(1,499)
Recoveries:
Mortgage Loans:
Single-family	507	539	635	562	754
Multi-family	18	1,228	360	345	6
Commercial real estate	—	216	—	—	—
Construction	—	—	—	20	—
Commercial business loans	75	85	—	—	—
Consumer loans	13	1	1	2	2
Total recoveries	613	2,069	996	929	762

Charge-offs:
Mortgage loans:
Single-family	(199)	(406)	(552)	(965)	(5,136)
Multi-family	—	—	(4)	(1,762)	(244)
Commercial real estate	—	—	(73)	—	(265)
Other	—	—	—	—	(159)
Commercial business loans	—	—	—	(9)	—
Consumer loans	(3)	(2)	—	(4)	(7)
Total charge-offs	(202)	(408)	(629)	(2,740)	(5,811)

Net recoveries (charge-offs)	411	1,661	367	(1,811)	(5,049)
Allowance at end of period	$8,039	$8,670	$8,724	$9,744	$14,935

Allowance for loan losses as a percentage of gross loans held for investment	0.88%	1.02%	1.06%	1.25%	1.96%

Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period	(0.04)%	(0.17)%	(0.04)%	0.21%	0.51%

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

	At June 30,
	2017		2016		2015		2014		2013
(Dollars In Thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Mortgage loans:
Single-family	$3,601	35.16%	$4,933	37.93%	$5,280	44.47%	$5,476	48.43%	$9,062	53.09%
Multi-family	3,420	52.37	2,800	48.59	2,616	42.17	3,142	38.60	4,689	34.45
Commercial real estate	879	10.65	848	11.63	734	12.26	989	12.40	1,053	12.14
Construction	96	1.75	31	1.71	42	0.99	35	0.37	—	0.04
Other	—	—	7	0.04	—	—	—	—	—	—
Commercial business loans	36	0.06	43	0.08	43	0.08	92	0.16	119	0.22
Consumer loans	7	0.01	8	0.02	9	0.03	10	0.04	12	0.06
Total allowance for loan losses	$8,039	100.00%	$8,670	100.00%	$8,724	100.00%	$9,744	100.00%	$14,935	100.00%
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

The investment policy of the Bank, established by the Board of Directors and implemented by the Bank’s Asset-Liability Committee, seeks to provide and maintain adequate liquidity, complement the Bank’s lending activities, and generate a favorable return on investment without incurring undue interest rate risk or credit risk.  Investments are made based on certain considerations, such as credit quality, yield, maturity, liquidity and marketability. The Bank also considers the effect that the proposed investment would have on the Bank’s risk-based capital requirements and interest rate risk sensitivity.

At June 30, 2017 and 2016, the Bank’s investment securities portfolio was $69.8 million and $51.5 million, respectively, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as held to maturity and available for sale. The Corporation purchased held to maturity mortgage-backed securities totaling $34.5 million and $41.7 million during fiscal 2017 and 2016, respectively.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2017			2016			2015
(Dollars In Thousands)	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS (1)	$59,841	$60,029	85.82%	$39,179	$39,638	76.25%	$—	$—	—%
Certificates of deposits	600	600	0.86	800	800	1.54	800	800	5.35
Total investment securities - held to maturity	$60,441	$60,629	86.68%	$39,979	$40,438	77.79%	$800	$800	5.35%

Available for sale securities:
U.S. government agency MBS(1)	$5,197	$5,383	7.69%	$6,308	$6,572	12.64%	$7,613	$7,906	52.84%
U.S. government sponsored enterprise MBS(1)	3,301	3,474	4.97	3,998	4,223	8.13	5,083	5,387	36.01
Private issue CMO(2)	456	461	0.66	598	601	1.16	708	717	4.79
Common stock(3)	—	—	—	147	147	0.28	250	151	1.01
Total investment securities - available for sale	$8,954	$9,318	13.32%	$11,051	$11,543	22.21%	$13,654	$14,161	94.65%
Total investment securities	$69,395	$69,947	100.00%	$51,030	$51,981	100.00%	$14,454	$14,961	100.00%

(1)	Mortgage-backed securities (“MBS”)

(2)	Collateralized mortgage obligations (“CMO”)

(3)	Common stock of a community development financial institution

As of June 30, 2017, the Bank held investments with an unrealized loss position of $77,000 for less than a 12-month period. There were no other than temporary impairments at June 30, 2017.

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

U.S. government sponsored enterprise MBS	$28,722	$77	$—	$—	$28,722	$77
Total	$28,722	$77	$—	$—	$28,722	$77

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2017:

	Due in One Year or Less		Due After One to Five Years		Due After Five to Ten Years		Due After Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$—	—%	$4,698	1.86%	$41,404	1.74%	$13,739	2.30%	$59,841	1.88%
Certificates of deposits	600	1.13	—	—	—	—	—	—	600	1.13
Total investment securities held to maturity	$600	1.13%	$4,698	1.86%	$41,404	1.74%	$13,739	2.30%	$60,441	1.87%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$5,383	2.21%	$5,383	2.21%
U.S. government sponsored enterprise MBS	—	—	—	—	—	—	3,474	3.00	3,474	3.00
Private issue CMO	—	—	—	—	—	—	461	3.00	461	3.00
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$9,318	2.54%	$9,318	2.54%
Total investment securities	$600	1.13%	$4,698	1.86%	$41,404	1.74%	$23,057	2.40%	$69,759	1.96%

The actual maturity and yield for MBS and CMO may differ from the stated maturity and stated yield due to scheduled amortization, loan prepayments and acceleration of premium amortization or discount accretion.

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

The Bank generally offers time deposits for terms not exceeding seven years.  As illustrated in the following table, time deposits represented 29% of the Bank’s deposit portfolio at June 30, 2017, compared to 33% at June 30, 2016. As of June 30, 2017, total brokered deposits were $1.6 million with a weighted average interest rate of 3.88% and remaining maturities within two years.  At June 30, 2016, total brokered deposits were $1.6 million with a weighted average interest rate of 3.88% and remaining maturities within three years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2017:

Weighted Average Interest Rate	Original Term	Deposit Account Type	Minimum Amount	Balance (In Thousands)	Percentage of Total Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$77,917	8.41%
0.11%	N/A	Checking accounts – interest-bearing	$—	259,437	28.00
0.20%	N/A	Savings accounts	$10	285,967	30.86
0.27%	N/A	Money market accounts	$—	35,323	3.81

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	23	—
0.13%	31 to 90 days	Fixed-term, fixed rate	$1,000	6,051	0.65
0.14%	91 to 180 days	Fixed-term, fixed rate	$1,000	8,024	0.87
0.22%	181 to 365 days	Fixed-term, fixed rate	$1,000	46,341	5.00
0.54%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	61,418	6.63
0.82%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	21,542	2.33
1.52%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	109,675	11.84
2.08%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	14,803	1.60
0.39%				$926,521	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2017:

Maturity Period	Amount
(In Thousands)
Three months or less	$17,501
Over three to six months	19,009
Over six to twelve months	16,300
Over twelve months	80,338
Total	$133,148

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2017			2016
(Dollars In Thousands)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

Checking accounts – non interest-bearing	$77,917	8.41%	$6,759	$71,158	7.68%	$3,620
Checking accounts – interest-bearing	259,437	28.00	21,458	237,979	25.69	13,889
Savings accounts	285,967	30.86	10,657	275,310	29.72	20,220
Money market accounts	35,323	3.81	2,241	33,082	3.57	1,410
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	113,946	12.30	(34,921)	148,867	16.07	(25,138)
Over one to two years	64,749	6.99	7,989	56,760	6.13	(23,185)
Over two to five years	78,815	8.51	(13,533)	92,348	9.97	602
Over five years	10,367	1.12	(513)	10,880	1.17	10,880
Total	$926,521	100.00%	$137	$926,384	100.00%	$2,298

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2017	2016	2015

Below 1.00%	$143,133	$146,226	$169,743
1.00 to 1.99%	115,555	151,240	160,218
2.00 to 2.99%	7,622	9,822	12,667
3.00 to 3.99%	1,567	1,567	3,068
Total	$267,877	$308,855	$345,696

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2017 differentiated by interest rates and maturity:

(Dollars In Thousands)	One Year or Less	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Four Years	Total

Below 1.00%	$98,083	$31,255	$13,620	$169	$6	$143,133
1.00 to 1.99%	15,784	30,908	35,148	17,392	16,323	115,555
2.00 to 2.99%	79	1,019	850	—	5,674	7,622
3.00 to 3.99%	—	1,567	—	—	—	1,567
Total	$113,946	$64,749	$49,618	$17,561	$22,003	$267,877

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2017	2016	2015

Beginning balance	$926,384	$924,086	$897,870

Net (withdrawals) deposits before interest credited	(3,671)	(2,099)	21,455
Interest credited	3,808	4,397	4,761
Net increase in deposits	137	2,298	26,216

Ending balance	$926,521	$926,384	$924,086

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2017 and 2016, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $733.4 million at June 30, 2017 as compared to $776.5 million at June 30, 2016.  In addition, the Bank pledged investment securities totaling $451,000 at June 30, 2017 as compared to $591,000 at June 30, 2016 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2017 and 2016, the Bank had $126.2 million and $91.3 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 2.39% and 2.78%, respectively.  At June 30, 2017, the outstanding borrowings mature between 2017 and 2025 with a weighted average maturity of 51 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2017 and 2016 was $7.0 million and $8.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both dates. For additional information, see Note 8 to the Corporation's audited financial statements included in Item 8 of this Form 10-K. As of June 30, 2017 and 2016, the remaining financing availability was $284.1 million and $309.0 million, respectively, with remaining available collateral of $500.9 million and $586.9 million, respectively. In addition, as of June 30, 2017 and 2016, the Bank had secured a discount window facility of $63.5 million and $46.4 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $67.6 million and $49.4 million, respectively.  The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2018. As of June 30, 2017, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2017	2016	2015

Balance outstanding at the end of period:
FHLB – San Francisco advances	$126,226	$91,299	$91,367

Weighted average rate at the end of period:
FHLB – San Francisco advances	2.39%	2.78%	2.78%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$181,287	$91,362	$131,384

Average short-term borrowings during the period with respect to:(1)
FHLB – San Francisco advances	$14,022	$—	$6,800

Weighted average short-term borrowing rate during the period with respect to:(1)
FHLB – San Francisco advances	0.45%	—%	0.22%

(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $8.1 million with no excess investment at June 30, 2017, as compared to the required investment of $7.8 million and a $321,000 excess investment at June 30, 2016. The Bank purchased $14,000 of FHLB - San Francisco stock in fiscal 2017 to support additional borrowings and did not purchase any addition FHLB-San Francisco stock in fiscal 2016 or 2015.  Also in fiscal 2017, 2016 and 2015, the Bank received cash dividends on the FHLB – San Francisco stock of $967,000, $721,000 and $796,000, respectively. The cash dividends received on the FHLB - San Francisco stock in fiscal 2017 and 2015 included a special cash dividend.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2017 and 2016 .

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2017 and 2016, the Bank’s investment in its subsidiaries was $44,000 and $57,000, respectively.

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

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank's relationship with its depositors and borrowers is regulated by federal consumer protection laws, and the CFPB issues regulations under those laws, which must be complied with by the Bank. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.  Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board, its primary regulator.  The Corporation is also subject to the rules and regulations of the SEC under the federal securities laws.  For additional information, see “Savings and Loan Holding Company Regulations” below in this Form 10-K.

Federal Regulation of Savings Institutions

Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The OCC also has extensive enforcement authority over all federally chartered savings institutions, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required by law.

All savings institutions must pay assessments to the OCC, to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC annual assessment for the fiscal years ended June 30, 2017, 2016 and 2015 was $279,000, $275,000 and $263,000, respectively.

Federal law provides that federally chartered savings institutions are generally subject to the national bank limit on loans to one borrower.  A federally chartered savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  The Bank’s limit on loans to one borrower or group of related borrowers was $18.9 million and $19.4 million, at June 30, 2017 and 2016, respectively.  At June 30, 2017, the Bank’s largest lending relationship to a single borrower or group of borrowers were three multi-family loans totaling $8.1 million, which were performing according to their original payment terms.

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

The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act of 2001 and regulations thereunder. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2017 and 2016, the Bank had $126.2 million and $91.3 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $284.1 million and $309.0 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2017 and 2016, the Bank held $8.1 million of FHLB-San Francisco stock at both dates which was in compliance with this membership requirement.  During fiscal 2017 and 2016, there was no excess capital redemption.  In fiscal 2017, 2016 and 2015, the FHLB – San Francisco distributed $967,000, $721,000 and $796,000 of cash dividends, respectively, to the Bank.  There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess capital stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Deposits are insured up to $250,000 per account owner by the FDIC, backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the savings institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower assessments. Currently, assessment rates (inclusive of certain possible adjustments) range from 1.5 to 40 basis points of each institution’s total assets less tangible capital (subject to upward adjustment for certain debt). The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  This payment is established quarterly and during the Financing Corporation's year ending March 31, 2017 averaged 3.58 basis points (annualized) of assessable assets. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the QTL test is a violation of law that could result in an enforcement action and dividend limitations. As of June 30, 2017, the Bank maintained 96.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.  During fiscal 2017 and 2016, the Bank was in compliance with the QTL tests as of each month end during the stated fiscal years.

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital. As required by the Dodd-Frank Act, in July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revises the comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies including the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

The Bank is subject to the capital requirements adopted by the OCC, and the Corporation is subject to the same capital requirements adopted by the Federal Reserve Board. These requirements include a required ratio for common equity Tier 1 (“CET1”) capital, a leverage ratio and a Tier 1 capital ratio, risk-weightings of assets for purposes of the risk-based capital ratios, an additional capital conservation buffer over the required capital ratios and definitions of what qualifies as capital for purposes of meeting these various capital requirements. Under the capital regulations, to meet the minimum capital ratios plus the capital conservation buffer applicable to the Bank for calendar 2017, the Bank must exceed the following ratios are: (i) a CETI capital ratio of 5.75%; (ii) a Tier 1 capital ratio of 7.25%; (iii) a total capital ratio of 9.25%; and (iv) a Tier 1 leverage ratio of 4%.

Certain changes in what constitutes regulatory capital are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are also deducted from capital subject to a transition period ending December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt, equity securities and interest-only strips, subject to a transition period ending December 31, 2017.

Because of our asset size, we were given a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt, equity securities and interest-only strips in our capital calculations. We elected to exercise this option to opt-out in order to reduce the impact of market volatility on our regulatory capital levels.

As noted above, in addition to the minimum CET1, Tier 1 and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and the requirement increases each year until it is fully implemented in January 2019. Failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders.

Under the current standards, in order to be considered well-capitalized, the Bank must have a CET1 capital ratio of 6.5%, a Tier 1 capital ratio of 8%, a total capital ratio of 10% and a Tier1 leverage ratio of 5%. As of June 30, 2017, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Prompt Corrective Action. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OCC also may take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions on their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.   The Federal Reserve Board or the OCC may object to a capital distribution based on safety and soundness concerns.  Further restrictions on Bank dividends may apply if the Bank fails the QTL test. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Corporation will be limited, which may limit the ability of the Corporation to pay dividends to its stockholders.

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

Transactions with Affiliates and Insiders. The Bank’s authority to engage in transactions with “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital.  Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. Savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Federally insured depository institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

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

Community Reinvestment Act and Consumer Protection Laws.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  The OCC may use an unsatisfactory rating as the basis for the denial of an application.  Due to heightened attention to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.  The Bank received a rating of satisfactory when it was last examined for Community Reinvestment Act compliance.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated many final regulations under these laws that affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

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

Savings and Loan Holding Company Regulations

General.  As a savings and loan holding company, the Corporation is subject to the regulatory oversight of the Federal Reserve Board.  Accordingly, the Corporation is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board.  In addition, the Federal Reserve Board has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.  In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve Board policies and regulations may restrict the Corporation’s ability to pay dividends.

Capital Requirements. The Corporation is subject to regulatory capital requirements adopted by the Federal Reserve Board, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Corporation to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see “Federal Regulation of Savings Institutions - Capital Requirements” above.

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

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and become subject to the restrictions applicable to bank holding companies.  For additional information, see “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” in this Form 10-K.

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

Dividends and Stock Repurchases.  The Federal Reserve policy statement on the payment of cash dividends applicable to savings and loan holding companies provides that a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  As discussed above, the capital conservation buffer requirements can limit the ability of a savings and loan holding company to pay dividends. In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements capital regulations discussed above under “Federal Regulation of Savings Institutions - Capital Requirements." In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Corporation, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of provisions of the Act, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2017, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2017, the Bank declared and paid $10.0 million of cash dividends to the Corporation while the Corporation declared and paid $4.1 million of cash dividends to shareholders.

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

Tax Effect from Stock-Based Compensation.  During fiscal 2017, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors. There were 87,750 shares of restricted common stock distributed to employees, 15,250 shares of restricted common stock that were forfeited, 92,850 shares of non-qualified stock options that expired, 16,010 shares of non-qualified stock options exercised and 33,854 shares of incentive stock options that were exercised as disqualifying dispositions of the Corporation’s common stock during fiscal 2017.  As a result, there was a $42,000 federal tax benefit effect from stock-based compensation in fiscal 2017.

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

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation).  At June 30, 2017 and 2016, the Corporation’s net state tax rate was 7.1% and 7.0%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There was a $15,000 state tax benefit effect from stock-based compensation in fiscal 2017, as described above in the section entitled "Federal Taxation."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  In fiscal 2017, 2016 and 2015, the Corporation paid annual franchise taxes of $180,000 for each year.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	69	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Robert "Scott" Ritter	48	—	Senior Vice President
			Provident Bank Mortgage

Donavon P. Ternes	57	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	58	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	51	—	Senior Vice President
			Retail Banking

(1)	As of June 30, 2017.

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

Robert "Scott" Ritter joined the Bank as Senior Vice President of the Provident Bank Mortgage division on September 26, 2016.  Prior to joining the Bank, Mr. Ritter was the Chief Operating Officer at California Mortgage Advisors since November 2011 where he was responsible for overseeing all of California Mortgage Advisors' operations, including product development, underwriting, loan processing and information technology. Prior to that, he held positions with increasing responsibilities at mortgage banking firms such as Green Point Financial and its predecessor Headlands Mortgage Company, among others.

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

As of June 30, 2017, approximately 78% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California. Adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability adversely. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect these businesses.

While real estate values and unemployment rates have recently improved, deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

A decline in Southern California economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, adjust interest rates through its targeted federal funds rate. The Federal Reserve Board has increased the federal funds rate by 25 basis points to a range of 1.00% to 1.25% in June 2017 and indicated further increases in the federal funds rate in the future.

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

At June 30, 2017, $322.2 million, or 35.2% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above our recent charge-off experience on these loans. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Further, many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage for a combined loan-to-value ratio of up to 100% or because of the decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.

Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

During the fiscal years ended June 30, 2017 and 2016, we originated $1.99 billion and $2.00 billion, respectively, in single-family residential loans. We historically sell the vast majority of the single-family residential loans we originate and purchase and retain the remaining single-family residential loans as held for investment. As a result of our current focus on managing our asset quality, single-family loans originated and purchased for investment were $99.8 million and $41.4 million during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines. In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan. Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC). Including these low FICO score loans, as of June 30, 2017, our single-family residential borrowers had a weighted average FICO score of 736 at the time of loan origination.

As of June 30, 2017, these non-traditional loans totaled $113.4 million, comprising 35.2% of total single-family residential loans held for investment and 12.5% of total loans held for investment. At that date, interest-only loans totaled $17.6 million, stated income loans totaled $100.3 million, negative amortization loans totaled $2.7 million, more than 30-year amortization loans totaled $10.2 million, and low FICO score loans totaled $9.5 million (the outstanding balances described may overlap more than one category). In the case of interest-only loans, a borrower's monthly payment is subject to change when the loan converts to fully-amortizing status. Of the $17.6 million of interest-only loans, $17.0 million begin to fully amortize within one year and $578,000 begin to fully amortize after one to five years. Since the borrower's monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion. Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-amortizing status. At June 30, 2017, $451,000 of our interest-only single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan. The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment. At June 30, 2017, $5.2 million of our stated income single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations. At June 30, 2017, $220,000 of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments from the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation. As of June 30, 2017, the Bank had $2.7 million of single-family loans which permitted negative amortization as compared to $3.1 million of single-family loans at June 30, 2016.

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2017, we had $577.5 million or 63.0% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment. In addition, as of June 30, 2017, the Bank had $6.3 million in negative amortization multi-family and commercial real estate mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $7.1 million at June 30, 2016. Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.

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

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. The Corporation purchased $61.7 million of loans to be held for investment (primarily multi-family loans) in fiscal 2017, compared to $45.9 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2016. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

We may experience continuing variation in our operating results.

We reported net income of $5.2 million, $7.5 million and $9.8 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Several factors affecting our business can cause significant variations in our quarterly and annual results of operations. In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans. If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period could decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

▪	cash flow of the borrower and/or the project being financed;

▪	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

▪	the duration of the loan;

▪	the character and creditworthiness of a particular borrower; and

▪	changes in economic and industry conditions.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses. Further, included in our single-family residential loan portfolio, which comprised 35.2% of our total loan portfolio at June 30, 2017, were $113.4 million or 12.5% of total loans held for investment of in non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. For additional information, see “Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Furthermore, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Lastly, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2017, 2016 and 2015, our non-performing assets (which consist of non-accrual loans and real estate owned (“REO”)) were $9.6 million, $13.0 million and $16.3 million, respectively, or 0.8%, 1.1% and 1.4% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

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

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2017, 2016 and 2015, the Bank repurchased $1.7 million, $1.7 million and $1.6 million of single-family loans, respectively. However, many additional repurchase requests were settled during the periods that did not result in the repurchase of the loan itself. Aggregate payments of $11,000, $470,000 and $50,000 were made for loan repurchase settlements in fiscal 2017, 2016 and 2015, respectively. The loan repurchase settlement in fiscal 2016 was due primarily to a global settlement with one of the Bank’s legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor, in exchange for a one-time $400,000 payment.

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

At June 30, 2017, we had $113.9 million in time deposits that mature within one year and $580.7 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial majority of our single family residential mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.

The financial services market, including mortgage banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

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

The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank's business. In the current economic environment, the Bank's involvement in litigation has increased significantly, primarily as a result of employment matters and defaulted borrowers asserting claims to defeat or delay foreclosure proceedings. The Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank, there can be no assurance that a resolution of any such legal matters will not result in significant liability to the Bank nor have a material adverse impact on its financial condition and results of operations or the Bank's ability to meet applicable regulatory requirements. Moreover, the expenses of pending legal proceedings will adversely affect the Bank's results of operations until they are resolved. There can be no assurance that the Bank's loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims. For further discussion of our pending litigation, see Item 3. “Legal Proceedings” of this Form 10-K.

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

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and there is no assurance that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Our assets as of June 30, 2017 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2017, the net deferred tax asset was approximately $4.3 million, a decrease from $5.4 million at the prior fiscal year end. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes.

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

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2017 is fully realizable based on our expected future earnings; however, we will not know the impact of the recent ownership change until we complete our fiscal 2017 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2017, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $6.6 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 14 retail banking offices, 13 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula, La Quinta and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns six of the retail banking offices and has eight leased retail banking offices.  The leases expire from 2018 to 2026.  The Bank also leases 10 stand-alone loan production offices, which are located in Atascadero, Brea, Escondido, Glendora, Pleasanton, Rancho Cucamonga (2), Riverside (2) and Roseville, California.  The leases expire from 2017 to 2020.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans, employment matters and other issues in the ordinary course of and incident to the Corporation’s business.  The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Corporation, except as set forth below. Additionally, in some actions, it is difficult to assess potential exposure because the Corporation is still in the early stages of the litigation.

On December 17, 2012, a class and collective action lawsuit, by Gina McKeen-Chaplin, individually and on behalf of eight others similarly situated against the Bank was filed in the United States District Court for the Eastern District of California (the “Court”) claiming damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-

exempt, resulting in a failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting time penalties and to provide accurate wage statements. The plaintiffs seek unspecified monetary relief.

On August 12, 2015, the Court issued an order denying the plaintiffs' motion for summary judgment and granting the Bank's motion for summary judgment affirming that the plaintiffs were properly classified as exempt employees and denying the federal claims. On August 18, 2015, the plaintiffs filed an appeal to the order. On July 5, 2017, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the Court’s ruling granting the Bank's motion for summary judgment, instead ruling the plaintiffs were improperly classified as exempt employees and were entitled to overtime compensation. The Ninth Circuit remanded the case back to the Court with instructions to enter summary judgement in favor of the plaintiffs. The Bank is evaluating its legal options with respect to the Ninth Circuit’s decision, including the possible filing of a petition for writ of certiorari to the United States Supreme Court. As a result of the Ninth Circuit’s unfavorable ruling, the Corporation recorded an additional litigation accrual of $1.0 million in the Corporation’s Consolidated Statements of Operations for the fiscal year ended June 30, 2017. It is reasonably possible the Management estimate of this litigation accrual could change as more information becomes available during litigation of this matter.

On May 22, 2013, counsel in the McKeen-Chaplin matter filed another class action called Neal versus Provident Savings Bank, F.S.B. in California Superior Court in Alameda County (the "State Court"). The Neal class action is virtually identical to the McKeen-Chaplin class action alleging that mortgage underwriters were misclassified as exempt employees. The plaintiffs in the Neal case filed a motion for class certification on March 12, 2015. The Bank filed an opposition to the motion and the hearing on the motion was held on July 17, 2015. The State Court denied the motion for class certification. The plaintiffs appealed that ruling. The appeal is fully briefed and the Bank is waiting for the California First District Court of Appeal to schedule oral argument. Presently, the Bank cannot assess the potential exposure in the Neal class action because the Bank is still in the early stages of the litigation and the class certification decision is on appeal. The Bank intends to defend this case vigorously.

On August 6, 2015, a former employee, Christina Cannon, filed a lawsuit called Cannon versus Provident Savings Bank, F.S.B. in the California Superior Court for the County of San Bernardino. Cannon seeks to represent a class of all non-exempt employees in a class action lawsuit brought under California’s Unfair Competition Law, Business & Professions Code section 17200. The underlying claims include unpaid overtime (including off-the-clock work), meal and rest period violations, minimum wage violations, and failure to reimburse business expenses. Based on the Bank's initial investigation and discovery to date, the Bank does not believe that the plaintiff’s claims are generally meritorious. Presently, the Bank cannot assess the potential exposure for this matter because the Bank is still in the early stages of the litigation and the issue of whether the case is appropriate for class treatment has not been litigated. The Bank is unable to predict whether the plaintiff will be able to certify a class, and if so, what the breadth of the class would be. Additionally, it is difficult to quantify at this stage of the case which claims, if any, would be amenable to class treatment and what the potential exposure might be on such claims. The Bank intends to defend this case vigorously.

The Corporation is not a party to any other pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations and cash flows of the Corporation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years by quarter.  As of June 30, 2017, there were approximately 300 stockholders of record.

	First (Ended September 30)	Second (Ended December 31)	Third (Ended March 31)	Fourth (Ended June 30)

2017 Quarters:
High	$20.00	$20.66	$20.25	$20.35
Low	$17.72	$17.68	$18.20	$18.32

2016 Quarters:
High	$17.20	$19.19	$19.01	$18.50
Low	$15.51	$16.05	$16.73	$16.81

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends paid for the quarters ended September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 were $0.13 per share for each quarter.  By comparison, quarterly dividends paid for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 were $0.12 per share for each quarter.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file a notice and receive the non-objection of the Federal Reserve Board prior to paying any dividends or making any capital distributions to the Corporation.  In fiscal 2017 and 2016, the Bank declared and paid cash dividends of $10.0 million and $15.0 million, respectively, to the Corporation. For additional information, see Item 1, "Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” and Item 1A., “Risk Factors - The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain" in this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2017, the Corporation repurchased 425,350 shares with an average cost of $19.31 per share, of which 28,350 and 397,000 shares were purchased under the October 2015 and May 2016 stock repurchase plans, respectively.  In addition, the Corporation purchased 25,598 shares of distributed restricted common stock in settlement of employees' withholding tax obligations. The October 2015 and May 2016 stock repurchase plans were completed in fiscal 2017. On June 19, 2017, the Corporation's Board of Directors authorized the repurchase of up to 5% of outstanding shares, or 385,200 shares. As of June 30, 2017, no shares have been repurchased under this plan.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2017 – April 30, 2017	—	$—	—	189,495
May 1, 2017 – May 31, 2017	46,740	$19.01	46,740	142,755
June 1, 2017 – June 30, 2017	142,755	$19.80	142,755	385,200
Total	189,495	$19.61	189,495	385,200

(1)	On June 19, 2017, the Corporation announced a new stock repurchase plan to repurchase up to 5% of outstanding shares or 385,200 shares.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017
PROV	$100.00	$139.96	$131.50	$155.91	$175.20	$189.47
NASDAQ Stock Index	$100.00	$121.39	$151.91	$162.75	$166.54	$197.53
NASDAQ Bank Index	$100.00	$138.29	$163.66	$184.49	$162.89	$238.77

(1) Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2012 and that all dividends were reinvested.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC. These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At June 30, 2017, the Corporation had total assets of $1.20 billion, total deposits of $926.5 million and total stockholders’ equity of $128.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and nine retail loan production offices in Atascadero, Brea, Escondido, Glendora, Rancho Cucamonga, Riverside (3) and Roseville, California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 31, 2017, the Corporation declared a quarterly cash dividend of $0.14 per share, reflecting an eight percent increase from the $0.13 per share paid on June 9, 2017. The Corporation’s shareholders of record at the close of business on August 21, 2017 will receive the cash dividend, which is payable on September 11, 2017.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Critical Accounting Policies

The discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at June 30, 2017 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(Dollars In Thousands)	Less than 1 year	1 year to less than 3 years	3 year to 5 years	Over 5 years	Total
Operating obligations	$2,593	$3,592	$1,915	$1,077	$9,177
Pension benefits	241	482	483	6,655	7,861
Time deposits	116,059	117,321	29,940	10,456	273,776
FHLB – San Francisco advances	27,728	14,930	44,594	52,307	139,559
FHLB – San Francisco letter of credit	7,000	—	—	—	7,000
FHLB – San Francisco MPF credit enhancement(1)	—	—	—	2,458	2,458
Total	$153,621	$136,325	$76,932	$72,953	$439,831

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance program.  As of June 30, 2017, the Bank serviced $15.1 million of loans under this program.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to investors, TBA MBS trades and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2017 and 2016, these commitments were $111.8 million and $191.7 million, respectively.

Comparison of Financial Condition at June 30, 2017 and 2016

Total assets increased $29.3 million, or 3%, to $1.20 billion at June 30, 2017 from $1.17 billion at June 30, 2016.  The increases were primarily attributable to increases in loans held for investment, cash and cash equivalents and investment securities held to maturity, partly offset by decreases in loans held for sale.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $21.6 million, or 42%, to $72.8 million at June 30, 2017 from $51.2 million at June 30, 2016.  The increase was primarily attributable to a decrease in loans held for sale and increases in borrowings and customer deposits, partly offset by an increase in loans held for investment.  The relatively high balance of cash and cash equivalents at June 30, 2017 was due to the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) increased $18.3 million, or 36%, to $69.8 million at June 30, 2017 from $51.5 million at June 30, 2016.  The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.  For further analysis on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment increased $64.9 million, or 8%, to $904.9 million at June 30, 2017 from $840.0 million at June 30, 2016.  In fiscal 2017, the Corporation originated $191.9 million of loans held for investment, consisting primarily of single-family and multi-family loans, compared to $170.2 million, consisting primarily of single-family, multi-family and commercial real estate loans, for the same period last year.  In addition, the Corporation purchased $61.7 million of loans to be held for investment (primarily multi-family loans) in fiscal 2017, compared to $45.9 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2016. Total loan principal payments in fiscal 2017 were $197.0 million, a 5% increase from $187.0 million in fiscal 2016.  In addition, real estate owned acquired in the settlement of loans in fiscal 2017 was $1.8 million, a 71% decrease from $6.3 million in fiscal 2016.  The balance of preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds) increased 13% to $585.1 million at June 30, 2017 from $519.2 million at June 30, 2016, and represented 64% and 61% of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $2.3 million, or 1%, to $322.2 million at June 30, 2017, from $324.5 million at June 30, 2016.

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2017 and 2016, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2017

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$102,686	32%	$156,045	49%	$62,249	19%	$1,217	—%	$322,197	100%
Multi-family	80,861	17%	282,871	59%	113,459	24%	2,768	—%	479,959	100%
Commercial real estate	31,497	32%	42,192	43%	23,873	25%	—	—%	97,562	100%
Construction	3,760	24%	10,614	66%	1,635	10%	—	—%	16,009	100%
Total	$218,804	24%	$491,722	54%	$201,216	22%	$3,985	—%	$915,727	100%

(1)	Other than the Inland Empire.

As of June 30, 2016

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$100,148	31%	$167,574	51%	$55,277	17%	$1,498	1%	$324,497	100%
Multi-family	77,075	18%	245,301	59%	90,409	22%	2,842	1%	415,627	100%
Commercial real estate	34,162	34%	40,066	40%	25,300	26%	—	—%	99,528	100%
Construction	1,457	10%	10,514	72%	2,682	18%	—	—%	14,653	100%
Other	260	78%	72	22%	—	—%	—	—%	332	100%
Total	$213,102	25%	$463,527	54%	$173,668	20%	$4,340	1%	$854,637	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $73.0 million, or 39%, to $116.5 million at June 30, 2017 from $189.5 million at June 30, 2016.  The decrease was primarily due to a lower volume of loans originated for sale and the timing difference between loan fundings and loan sale settlements. Total loans originated and purchased for sale decreased $49.8 million, or 3%, to $1.91 billion in fiscal 2017 from $1.96 billion in fiscal 2016. The lower volume of loans originated and purchased for sale was due primarily to higher mortgage interest rates during fiscal 2017, which has reduced refinance activity.

Total deposits increased slightly to $926.5 million at June 30, 2017 from $926.4 million at June 30, 2016.  Transaction accounts increased $41.1 million, or 7%, to $658.6 million at June 30, 2017 from $617.5 million at June 30, 2016; while time deposits decreased $41.0 million, or 13%, to $267.9 million at June 30, 2017 from $308.9 million at June 30, 2016.  The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Borrowings, consisting of FHLB – San Francisco advances, increased $34.9 million, or 38%, to $126.2 million at June 30, 2017 from $91.3 million at June 30, 2016, due to $20.0 million of new long-term advances and $15.0 million of new short-term advances, partly offset by $73,000 in principal payments on two amortizing advances.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 51 months at June 30, 2017, down from 69 months at June 30, 2016.

Total stockholders’ equity decreased $5.3 million, or 4%, to $128.2 million at June 30, 2017, from $133.5 million at June 30, 2016, primarily as a result of stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid, partly offset by net income in fiscal 2017.

Comparison of Operating Results for the Years Ended June 30, 2017 and 2016

General. The Corporation recorded net income of $5.2 million, or $0.64 per diluted share, for the fiscal year ended June 30, 2017, as compared to net income of $7.5 million, or $0.88 per diluted share, for the fiscal year ended June 30, 2016. The lower percentage decrease in the diluted earnings per share in comparison to the percentage decrease in the net income was primarily attributable to stock repurchases during fiscal 2017. The $2.3 million decrease in net income in fiscal 2017 was primarily attributable to a $6.3 million decrease in non-interest income, partly offset by a $3.4 million increase in net interest income, a $673,000 decrease in the recovery from the allowance for loan losses and a $1.8 million decrease in the provision for income taxes. The decrease in non-interest income was primarily attributable to a decrease in the gain on sale of loans. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 88% in fiscal 2017 from 84% in fiscal 2016. Return on average assets in fiscal 2017 decreased to 0.43% from 0.64% in fiscal 2016 and return on average stockholders' equity in fiscal 2017 decreased to 3.94% from 5.43% in fiscal 2016.

Net Interest Income. Net interest income increased $3.4 million, or 11%, to $35.7 million in fiscal 2017 from $32.3 million in fiscal 2016. This increase resulted from an increase in the average balance of earning assets and, to a lesser extent, an increase in the net interest margin. The average balance of earning assets increased $32.3 million, or 3%, to $1.17 billion in fiscal 2017 from $1.13 billion in fiscal 2016. The net interest margin increased 21 basis points to 3.06% in fiscal 2017 from 2.85% in fiscal 2016, due to a significant increase in the average yield on interest-earning assets and a smaller decrease in the average cost of interest-bearing liabilities.

Interest Income. Interest income increased $3.1 million, or 8%, to $42.4 million for fiscal 2017 from $39.3 million for fiscal 2016. The increase was a result of an increase in the average balance and, to a lesser extent, an increase in the average yield of earning assets. The increase in average balance of earning assets was primarily attributable to increases in the average balance of loans receivable and investment securities, partly offset by a decrease in the average balance of interest-earning deposits. The decrease in average interest-earning deposits was primarily due to the deployment of excess cash to fund originations of loans held for sale and loans held for investment and purchases of investment securities. The average yield on interest-earning assets increased 17 basis points to 3.64% in fiscal 2017 from 3.47% in fiscal 2016. The increase in the average yield on interest-earning assets was primarily the result of the decrease in excess liquidity yielding a nominal interest rate, resulting from the increases in loans receivable and investment securities.

Interest income on loans receivable increased $2.5 million, or 7%, to $40.2 million in fiscal 2017 from $37.7 million in fiscal 2016. This increase was attributable to a higher average loan balance, partly offset by a lower average yield. The average balance of loans receivable, consisting of loans held for investment and loans held for sale, increased $76.5 million, or 8%, to $1.03 billion during fiscal 2017 from $949.4 million during fiscal 2016. The average loan yield, including loans held for sale, during fiscal 2017 decreased five basis points to 3.92% from 3.97% in fiscal 2016. The average balance of loans held for investment increased $58.6 million, or 7%, to $865.1 million for fiscal 2017 from $806.5 million in fiscal 2016 while the average yield on loans held for investment decreased three basis points to 3.97% in fiscal 2017 from 4.00% in fiscal 2016. The average balance of loans held for sale increased $17.9 million, or 13%, to $160.8 million for fiscal 2017 from $142.9 million in fiscal 2016 while the average yield on loans held for sale decreased eight basis points to 3.68% in fiscal 2017 from 3.76% in fiscal 2016.

Interest income from investment securities increased $217,000, or 61%, to $575,000 in fiscal 2017 from $358,000 in fiscal 2016. This increase was primarily a result of an increase in the average balance, partly offset by a decrease in the average yield. The average balance of investment securities increased $26.7 million, or 107%, to $51.6 million in fiscal 2017 from $24.9 million in fiscal 2016 as a result of new purchases of investment securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities decreased 33 basis points to 1.11% during fiscal 2017 from 1.44% during fiscal 2016. The decrease in the average yield of investment securities was primarily attributable to the purchase of new investment securities with a lower average yield than the existing portfolio and accelerated amortization of purchase premiums resulting from accelerated principal payments. During fiscal 2017, the Bank purchased $34.5 million with an average yield of 1.75% and did not sell any investment securities.

During fiscal 2017, the Bank received $967,000 of cash dividends from its FHLB - San Francisco stock, an increase of $246,000 from the $721,000 of cash dividends received in fiscal 2016. The increase in cash dividends was due primarily to a special cash dividend received in the second quarter of fiscal 2017, and as a result, the average yield increased 303 basis points to 11.94% in fiscal 2017 from 8.91% in fiscal 2016.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, increased $59,000, or 10%, to $626,000 in fiscal 2017 from $567,000 in fiscal 2016, due to a higher average nominal yield, partly offset by a lower average cash balance. The average nominal yield increased 39 basis points to 0.76% in fiscal 2017 from 0.37% in fiscal 2016, resulting from recent increases in federal funds interest rates. The average balance of interest-earning deposits decreased $70.9 million, or 47%, to $81.0 million in fiscal 2017 from $151.9 million in fiscal 2016, due to the utilization of excess liquidity to fund increases in loans held for investment and investment securities.

Interest Expense. Total interest expense for fiscal 2017 was $6.7 million as compared to $7.0 million for fiscal 2016, a decrease of $296,000, or 4%. This decrease was primarily attributable to a decrease in the average cost of interest-bearing liabilities, partly offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 0.64% during fiscal 2017, down five basis points from 0.69% during fiscal 2016. The decrease in the average cost of liabilities was primarily due to a lower average cost of borrowings and deposits. The average balance of interest-bearing liabilities, principally deposits and borrowings, increased 3% to $1.05 billion during fiscal 2017 as compared to $1.01 billion during fiscal 2016. The increase of the average balance was attributable to both, deposits, primarily transaction accounts, and borrowings.

Interest expense on deposits for fiscal 2017 was $3.8 million as compared to $4.4 million for the same period of fiscal 2016, a decrease of $589,000, or 13%. The decrease in interest expense on deposits was primarily attributable to a lower average cost in each deposit category and a lower percentage balance of time deposit to total deposits, partly offset by a higher average balance.
The average cost of deposits decreased seven basis points to 0.41% in fiscal 2017 from 0.48% during fiscal 2016. The average cost of time deposits in fiscal 2017 was 0.98%, down three basis points, from 1.01% in fiscal 2016. The average cost of transaction accounts in fiscal 2017 declined by three basis point to 0.15% from 0.18% in fiscal 2016. The average balance of deposits increased $8.5 million, or 1%, to $932.1 million during fiscal 2017 from $923.6 million during fiscal 2016. The average balance of time deposits decreased by $35.0 million, or 11%, to $290.1 million in fiscal 2017 from $325.1 million in fiscal 2016. The decrease in the average balance of time deposits was offset by an increase in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts increased $43.6 million, or 7%, to $642.1 million in fiscal 2017 from $598.5 million in fiscal 2016. The average balance of transaction accounts to total deposits in the fiscal 2017 was 69 percent, compared to 65 percent in fiscal 2016.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2017 increased $293,000, or 11%, to $2.9 million from $2.6 million for fiscal 2016. The increase in interest expense on borrowings was due primarily to a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased $26.0 million, or 28%, to $117.3 million during fiscal 2017 from $91.3 million during fiscal 2016. The average cost of borrowings decreased to 2.45% in fiscal 2017 from 2.82% in fiscal 2016, a decrease of 37 basis points. The decrease in average cost of borrowings was primarily due to the increased utilization of overnight borrowings and short-term advances with a much lower average cost than long-term FHLB advances.

Provision (Recovery) for Loan Losses. During fiscal 2017, the Corporation recorded a recovery from the allowance for loan losses of $1.0 million, as compared to a $1.7 million recovery from the allowance for loan losses during fiscal 2016, a $673,000 or 39% decrease. The decrease in the recovery was primarily attributable to an 8% increase in the outstanding balance of loans held for investment to $904.9 million at June 30, 2017 from $840.0 million at June 30, 2016, partly offset by further improvement in credit quality, as described below. The allowance for loan losses decreased $631,000, or 7%, to $8.0 million at June 30, 2017 from $8.7 million at June 30, 2016.

Non-performing assets (net of the collectively evaluated allowance and individually evaluated allowance), with underlying collateral primarily located in Southern California, decreased $3.4 million or 26% to $9.6 million, or 0.80% of total assets, at June 30, 2017, compared to $13.0 million, or 1.11% of total assets, at June 30, 2016. Non-performing loans at June 30, 2017 decreased $2.3 million or 22% since June 30, 2016 to $8.0 million and were comprised of 27 single-family loans ($7.7 million); one commercial real estate loan ($201,000) and one commercial business loan ($65,000). Real estate owned at June 30, 2017 decreased $1.1 million or 41% to $1.6 million consisting of two single-family properties acquired in the settlement of loans. As of June 30, 2017, 47%, or $3.7 million of non-performing loans have a current payment status. Net recoveries in fiscal 2017 were $411,000 or 0.04% of average loans receivable, compared to net recoveries of $1.7 million or 0.17% of average loans receivable in fiscal 2016.

Classified assets at June 30, 2017 were $13.3 million, comprised of $3.7 million in the special mention category, $8.0 million in the substandard category and $1.6 million in real estate owned. Classified assets at June 30, 2016 were $21.9 million, comprised of $8.9 million in the special mention category, $10.3 million in the substandard category and $2.7 million in real estate owned. Classified assets decreased at June 30, 2017 from the June 30, 2016 level primarily as a result of improvements in credit quality and stabilization of real estate markets. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

There were no loans that were modified from their original terms in fiscal 2017 and 2016. As of June 30, 2017, the outstanding balance of restructured loans was $3.6 million: one loan was classified as special mention and remained on accrual status ($506,000); and nine loans were classified as substandard ($3.1 million, all on non-accrual status). As of June 30, 2017, 46%, or $1.7 million of the restructured loans have a current payment status, consistent with their modified payment terms. During fiscal 2017, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during fiscal 2017, one restructured loan with a total balance of $85,000 had its modification extended beyond the initial maturity of the modification.

The allowance for loan losses was $8.0 million at June 30, 2017, or 0.88% of gross loans held for investment, compared to $8.7 million, or 1.02% of gross loans held for investment at June 30, 2016. The allowance for loan losses at June 30, 2017 includes $101,000 of individually evaluated allowances, compared to $20,000 of individually evaluated allowances at June 30, 2016. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2017. For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

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

Non-Interest Income. Total non-interest income decreased $6.3 million, or 17%, to $30.8 million in fiscal 2017 from $37.1 million in fiscal 2016. The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $5.8 million, or 18%, to $25.7 million for fiscal 2017 from $31.5 million in fiscal 2016. The decrease was a result of a lower volume of loans originated for sale and a lower average loan sale margin. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $1.83 billion in fiscal 2017 as compared to $2.01 billion in fiscal 2016, down $180.4 million or 9%. The decrease in the loan sale volume in fiscal 2017 was attributable to increases in mortgage interest rates during fiscal 2017 resulting in a decrease in refinance activity, partly offset by an increase in loans originated for home purchases. The average loan sale margin for PBM during fiscal 2017 was 1.40% as compared to 1.57% in fiscal 2016, a decrease of 17 basis points. The decrease in the average loan sale margin for fiscal 2017 was primarily attributable to volatility in loan servicing premiums in the cash markets. Additionally, product composition was less favorable with a higher percentage of loan sales comprised of lower margin products. The total refinance loans as percentage of total loans originated by PBM during fiscal 2017 was 49 percent, up from 46 percent in fiscal 2016. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net loss of $3.4 million in fiscal 2017, as compared to a favorable fair-value adjustment that amounted to a net gain of $742,000 in fiscal 2016. The gain on sale of loans in fiscal 2017 also includes a $137,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $155,000 provision for recourse reserves on loans sold in fiscal 2016.

The net loss on sale and operations of real estate owned acquired in the settlement of loans increased $462,000 to a net loss of $557,000 in fiscal 2017 from a net loss of $95,000 in fiscal 2016. The net loss in fiscal 2017 was comprised of the net operating expenses of $255,000 and a $440,000 provision for losses on real estate owned, partly offset by a $138,000 net gain on the sale of seven real estate owned properties. The net loss in fiscal 2016 was comprised of the net operating expenses of $207,000, partly offset by a $60,000 recovery from the losses on real estate owned and a $52,000 net gain on the sale of 10 real estate owned properties.

Non-Interest Expense. Total non-interest expense in fiscal 2017 was $58.8 million, an increase of $526,000, or 1%, as compared to $58.3 million in fiscal 2016. The increase in non-interest expense was primarily the result of an increase in other operating expenses related to the litigation accrual of $1.0 million (see Part I, Item 3. Legal Proceeding) and an increase in premises and occupancy expenses related to the relocation of the retail banking home office, partly offset by decreases in salaries and employee benefits expense and deposit insurance premiums and regulatory assessments.

Salaries and employee benefits expense decreased $867,000, or 2%, to $41.7 million in fiscal 2017 from $42.6 million in fiscal 2016. The decrease in salaries and employee benefits was primarily due to lower PBM salaries and employee benefits expenses resulting from lower loans originated for sale.

Provision for Income Taxes. The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, bank-owned life insurance policies and certain California tax-exempt loans, among others. Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

The provision for income taxes was $3.6 million for fiscal 2017, representing an effective tax rate of 40.9%, as compared to $5.4 million in fiscal 2016, representing an effective tax rate of 41.8%. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

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

Interest income from investment securities increased $71,000, or 25%, to $358,000 in fiscal 2016 from $287,000 in fiscal 2015. This increase was primarily a result of an increase in the average balance, partly offset by a decrease in the average yield. The average balance of investment securities increased $8.7 million, or 54%, to $24.9 million in fiscal 2016 from $16.2 million in fiscal 2015 as a result of new purchases of investment securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities decreased 33 basis points to 1.44% during fiscal 2016 from 1.77% during fiscal 2015. The decrease in the average yield of investment securities was primarily attributable to the purchase of new investment securities with a lower average yield than the existing portfolio. During fiscal 2016, the Bank purchased $41.7 million of investment securities with an average yield of 1.43% and did not sell any investment securities.

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

Non-Interest Expense. Total non-interest expense in fiscal 2016 was $58.3 million, an increase of $290,000 as compared to $58.0 million in fiscal 2015. The increase in non-interest expense was primarily the result of an increase in salaries and employee benefits expense, partly offset by decreases in equipment expense, sales and marketing expenses and other operating expenses related to the decline in mortgage banking operations, resulting in lower variable expenses.

Salaries and employee benefits increased $991,000, or 2%, to $42.6 million in fiscal 2016 from $41.6 million in fiscal 2015. The increase in salaries and employee benefits was primarily due to higher PBM salaries and employee benefits expense, partly offset by lower incentive compensation costs. Total PBM loan originations and purchases decreased $518.1 million, or 21%, to $2.00 billion in fiscal 2016 from $2.52 billion in fiscal 2015. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further details on PBM salaries and employee benefits.

Equipment expenses, sales and marketing expenses and other operating expenses decreased $635,000, or 7%, to $7.9 million in fiscal 2016 from $8.5 million in fiscal 2015, attributable primarily to the decline in loan volume at PBM.

Provision for Income Taxes. The provision for income taxes was $5.4 million for fiscal 2016, representing an effective tax rate of 41.8%, as compared to $7.3 million in fiscal 2015, representing an effective tax rate of 42.6%. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

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

	Year Ended June 30,
	2017			2016			2015
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net(1)	$1,025,885	$40,249	3.92%	$949,412	$37,658	3.97%	$965,035	$38,337	3.97%
Investment securities	51,575	575	1.11%	24,895	358	1.44%	16,227	287	1.77%
FHLB – San Francisco stock	8,097	967	11.94%	8,094	721	8.91%	7,294	796	10.91%
Interest-earning deposits	81,027	626	0.76%	151,867	567	0.37%	108,971	276	0.25%

Total interest-earning assets	1,166,584	42,417	3.64%	1,134,268	39,304	3.47%	1,097,527	39,696	3.62%

Non interest-earning assets	32,003			35,009			35,570

Total assets	$1,198,587			$1,169,277			$1,133,097

Interest-bearing liabilities:
Checking and money market accounts(2)	$358,532	387	0.11%	$334,814	450	0.13%	$304,668	419	0.14%
Savings accounts	283,520	579	0.20%	263,678	657	0.25%	246,401	641	0.26%
Time deposits	290,080	2,842	0.98%	325,149	3,290	1.01%	358,990	3,701	1.03%

Total deposits	932,132	3,808	0.41%	923,641	4,397	0.48%	910,059	4,761	0.52%

Borrowings	117,329	2,871	2.45%	91,331	2,578	2.82%	61,074	1,660	2.72%

Total interest-bearing liabilities	1,049,461	6,679	0.64%	1,014,972	6,975	0.69%	971,133	6,421	0.66%

Non interest-bearing liabilities	16,828			16,604			17,986

Total liabilities	1,066,289			1,031,576			989,119

Stockholders’ equity	132,298			137,701			143,978
Total liabilities and stockholders’ equity	$1,198,587			$1,169,277			$1,133,097

Net interest income		$35,738			$32,329			$33,275

Interest rate spread(3)			3.00%			2.78%			2.96%
Net interest margin(4)			3.06%			2.85%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.16%			111.75%			113.02%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $874, $598 and $468 for the years ended June 30, 2017, 2016 and 2015, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $72.9 million, $66.4 million and $59.5 million in fiscal 2017, 2016 and 2015, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Variance

The following tables set forth the effects of changing rates and volumes on interest income and expense of the Corporation for the period presented. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume. Please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Operating Results for the Years Ended June 30, 2017 and 2016 and Comparison of Operating Results for the Years Ended June 30, 2016 and 2015" of this Form 10-K.

	Year Ended June 30, 2017 Compared To Year Ended June 30, 2016 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$(407)	$3,036	$(38)	$2,591
Investment securities	(79)	384	(88)	217
FHLB – San Francisco stock	246	—	—	246
Interest-earning deposits	597	(262)	(276)	59
Total net change in income on interest-earning assets	357	3,158	(402)	3,113

Interest-bearing liabilities:
Checking and money market accounts	(89)	31	(5)	(63)
Savings accounts	(118)	50	(10)	(78)
Time deposits	(105)	(354)	11	(448)
Borrowings	(344)	733	(96)	293
Total net change in expense on interest-bearing liabilities	(656)	460	(100)	(296)
Net increase (decrease) in net interest income	$1,013	$2,698	$(302)	$3,409

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Year Ended June 30, 2016 Compared To Year Ended June 30, 2015 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$—	$(679)	$—	$(679)
Investment securities	(53)	153	(29)	71
FHLB – San Francisco stock	(146)	87	(16)	(75)
Interest-earning deposits	133	107	51	291
Total net change in income on interest-earning assets	(66)	(332)	6	(392)

Interest-bearing liabilities:
Checking and money market accounts	(8)	42	(3)	31
Savings accounts	(27)	45	(2)	16
Time deposits	(68)	(350)	7	(411)
Borrowings	63	825	30	918
Total net change in expense on interest-bearing liabilities	(40)	562	32	554
Net decrease in net interest income	$(26)	$(894)	$(26)	$(946)

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

The primary investing activity of the Bank has been the origination and purchase of loans held for investment and loans held for sale. During the fiscal years ended June 30, 2017, 2016 and 2015, the Bank originated loans in the amounts of $2.10 billion, $2.13 billion and $2.64 billion, respectively, the vast majority of which were sold, as noted below. In addition, the Bank purchased loans for investment from other financial institutions in fiscal 2017, 2016 and 2015 in the amounts of $61.7 million, $45.9 million and $16.6 million, respectively. Total loans sold in fiscal 2017, 2016 and 2015 were $1.97 billion, $1.99 billion and $2.41 billion, respectively. At June 30, 2017, 2016 and 2015, the Bank had loan origination commitments totaling $111.8 million, $191.7 million and $144.3 million, respectively, with undisbursed loan funds of $9.0 million, $11.3 million and $3.4 million, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2017, 2016 and 2015, the net increase in deposits was $137,000, $2.3 million and $26.2 million, respectively. On June 30, 2017, time deposits that are scheduled to mature in one year or less were $113.9 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2017, total cash and cash equivalents were $72.8 million, or 6.1% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2017, the remaining financing availability at FHLB - San Francisco was $284.1 million and the remaining unused collateral was $500.9 million. In addition, the Bank has secured a $63.5 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $67.6 million. The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2018. As of June 30, 2017, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank.

Regulations require the Banks to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2017 decreased to 22.1% from 31.2% during the same quarter ended June 30, 2016. The decrease in the liquidity ratio was due primarily to the decline in average qualifying liquid assets which were more than the decline in average deposits and borrowings during the quarter ended June 30, 2017 in comparison to the quarter ended June 30, 2016. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco.

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

At June 30, 2017, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.50% for Common Equity Tier 1 ("CET1") Capital, 8.0% for Tier 1 Capital and 10.0% for Total Capital and are required to be deemed “well capitalized.” As of June 30, 2017, the Bank exceeded the well capitalized requirements with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 9.9%, 16.1%, 16.1% and 17.3%, respectively; and the Holding Company also exceeded the well capitalized requirements with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 10.8%, 17.6%, 17.6% and 18.7%, respectively.

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

Qualitative Aspects of Market Risk. On of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short-average life. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB - San Francisco advances as a secondary source of funding. Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years. For additional information, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Interest Rate Risk. The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Corporation, through the Corporation's Asset-Liability Committee, has sought to reduce the exposure of its earnings to changes in interest rates by managing the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by retaining loans with interest rates subject to periodic market adjustments. In addition, the Corporation maintains a liquid investment portfolio primarily comprised of U.S. government agency MBS and government sponsored enterprise MBS. The Corporation relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding which can be structured with favorable interest rate risk characteristics. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 1.25 percent making an immediate change of -200 and -300 basis points improbable.

The following table sets forth as of June 30, 2017 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$270,743	$130,253	$1,321,562	20.49%	+900 bp
+300 bp	$244,623	$104,133	$1,302,822	18.78%	+729 bp
+200 bp	$214,384	$73,894	$1,280,262	16.75%	+526 bp
+100 bp	$179,408	$38,918	$1,253,537	14.31%	+282 bp
-	$140,490	$—	$1,222,833	11.49%	-
-100 bp	$123,126	$(17,364)	$1,211,848	10.16%	-133 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2017 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2017 and 2016 :

	At June 30, 2017	At June 30, 2016
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.49%	13.28%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.16%	11.59%
Sensitivity Measure: Change in NPV Ratio	-133 bp	-169 bp

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

The Corporation measures and evaluates the potential effects of interest rate movements through an interest rate sensitivity "gap" analysis. Interest rate sensitivity reflects the potential effect on net interest income when there is movement in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows. For transaction accounts (checking, money market and savings deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, the Corporation's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of June 30, 2017:

	Term to Repricing, Migration, or Maturity(1)
	As of June 30, 2017
	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non sensitive	Total
	(In thousands)
Repricing Assets:
Cash and cash equivalents	$65,817	$—	$—	$7,009	$72,826
Investment securities	23,658	—	—	46,101	69,759
Loans held for investment	297,408	235,406	288,787	83,318	904,919
Loans held for sale	116,548	—	—	—	116,548
FHLB - San Francisco stock	8,108	—	—	—	8,108
Other assets	—	—	—	28,473	28,473
Total assets	511,539	235,406	288,787	164,901	1,200,633

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	77,917	77,917
Checking deposits - interest bearing	38,916	77,831	77,831	64,859	259,437
Savings deposits	57,193	114,387	114,387	—	285,967
Money market deposits	17,662	17,661	—	—	35,323
Time deposits	113,946	114,367	29,197	10,367	267,877
FHLB - San Francisco borrowings	25,011	10,000	41,215	50,000	126,226
Other liabilities	—	—	—	19,656	19,656
Stockholders' equity	—	—	—	128,230	128,230
Total Liabilities and stockholders' equity	252,728	334,246	262,630	351,029	1,200,633

Repricing gap positive (negative)	$258,811	$(98,840)	$26,157	$(186,128)	$—
Cumulative repricing gap:
Dollar amount	$258,811	$159,971	$186,128	$—	$—
Percent of total assets	22%	13%	16%	—%	—%

(1) Cash and cash equivalents are presented as migration; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); loans held for sale and transaction accounts are presented as migration; FHLB - San Francisco stock is presented as repricing; while time deposits (without consideration for early withdrawals) and FHLB - San Francisco borrowings are presented as contractual maturities.

The static gap analysis shows a positive position in the "12 months or less" category and the "Greater than 3 years to 5 years" category, indicating more assets are sensitive to repricing than liabilities; while the gap analysis shows a negative position in the "Greater than 1 year to 3 years" category and the "Greater than 5 years or non sensitive" category, indicating more liabilities are sensitive to repricing than assets. Non-maturity checking deposits are available for immediate withdrawal and are therefore assumed to be inherently sensitive to changes in interest rates. Management views non-interest bearing deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to repricing or migration as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

The gap results presented above could vary substantially if different assumptions are used or if actual experience differs from the assumptions used in the preparation of the gap analysis. Furthermore, the gap analysis provides a static view of interest rate risk exposure at a specific point in time without taking into account redirection of cash flows activity, deposit fluctuations, and repricing.
The extent to which the net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary. As a result, the relationship between interest-earning assets and interest-bearing liabilities, as shown in the above table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on the net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the above table.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among others:

•	The Corporation’s current balance sheet and repricing characteristics;

•	Forecasted balance sheet growth consistent with the business plan;

•	Current interest rates and yield curves and management estimates of projected interest rates;

•	Embedded options, interest rate floors, periodic caps and lifetime caps;

•	Repricing characteristics for market rate sensitive instruments;

•	Loan, investment, deposit and borrowing cash flows;

•	Loan prepayment estimates for each type of loan; and

•	Immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at June 30, 2017 and 2016:

At June 30, 2017		At June 30, 2016
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	16.70%	+400 bp	(5.20)%
+300 bp	14.23%	+300 bp	4.00%
+200 bp	11.62%	+200 bp	2.05%
+100 bp	8.29%	+100 bp	(1.48)%
-100 bp	(3.68)%	-100 bp	(16.10)%

At June 30, 2017, the Corporation was asset sensitive as its interest-earning assets are expected to reprice upward more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period. At June 30, 2016, the Corporation was asset sensitive as its interest-earning assets are expected to reprice upward more quickly than its interest-bearing liabilities during the subsequent 12-month period, except under the +100 and +400 basis point scenarios.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2017 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management Report on Internal Control Over Financial Reporting
In this management report, the following subsidiary institution of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") that is subject to Part 363 is included in the statement of management's responsibilities; the report on management's assessment of compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions; and the report on management's assessment of internal control over financial reporting: Provident Savings Bank, F.S.B.

Management of the Corporation is responsible for preparing the Corporation’s annual consolidated financial statements in accordance with generally accepted accounting principles; for establishing and maintaining an adequate internal control structure and procedures for financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C); and for complying with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions. The Corporation's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of the Corporation's internal control over financial reporting was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which include controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that, as of June 30, 2017, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

The effectiveness of internal control over financial reporting as of June 30, 2017, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on the Corporation's internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2017. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2017.

Date: September 1, 2017
/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
                            Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017 of the Corporation and our report dated September 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 1, 2017

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2017:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	50,000	$19.92		—
2006 Equity Incentive Plan:
Stock Options	92,500	$10.17		—
Restricted Stock	13,000	N/A		—
2010 Equity Incentive Plan:
Stock Options	345,250	$11.11		30,000
Restricted Stock	71,000	N/A		4,750
2013 Equity Incentive Plan:
Stock Options	177,500	$15.18		115,000
Restricted Stock	27,000	N/A		261,000

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	776,250	$12.73	(1)	410,750

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

13	2017 Annual Report to Stockholders

14.0	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 1, 2017	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 1, 2017
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 1, 2017
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 1, 2017
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 1, 2017
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 1, 2017
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 1, 2017
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	September 1, 2017
Roy H. Taylor

/s/ William E. Thomas	Director	September 1, 2017
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements
______________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm
______________________________________________________________________________________________________

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2017and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2017, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 1, 2017

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
______________________________________________________________________________________________________

(In Thousands, Except Share Information)	June 30, 2017	June 30, 2016
Assets
Cash and cash equivalents	$72,826	$51,206
Investment securities - held to maturity, at cost	60,441	39,979
Investment securities – available for sale, at fair value	9,318	11,543
Loans held for investment, net of allowance for loan losses of $8,039 and $8,670, respectively; includes $6,445 and $5,159 of loans held at fair value, respectively)	904,919	840,022
Loans held for sale, at fair value	116,548	189,458
Accrued interest receivable	2,915	2,781
Real estate owned, net	1,615	2,706
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,108	8,094
Premises and equipment, net	6,641	6,043
Prepaid expenses and other assets	17,302	19,549

Total assets	$1,200,633	$1,171,381

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$77,917	$71,158
Interest-bearing deposits	848,604	855,226
Total deposits	926,521	926,384

Borrowings	126,226	91,299
Accounts payable, accrued interest and other liabilities	19,656	20,247
Total liabilities	1,072,403	1,037,930

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value (40,000,000 shares authorized; 17,949,365 and 17,847,365 shares issued; 7,714,052 and 7,975,250 shares outstanding, respectively)	180	178
Additional paid-in capital	93,209	90,802
Retained earnings	192,754	191,666
Treasury stock at cost (10,235,313 and 9,872,115 shares, respectively)	(158,142)	(149,508)
Accumulated other comprehensive income, net of tax	229	313

Total stockholders’ equity	128,230	133,451

Total liabilities and stockholders’ equity	$1,200,633	$1,171,381

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2017	2016	2015
Interest income:
Loans receivable, net	$40,249	$37,658	$38,337
Investment securities	575	358	287
FHLB – San Francisco stock	967	721	796
Interest-earning deposits	626	567	276
Total interest income	42,417	39,304	39,696

Interest expense:
Deposits	3,808	4,397	4,761
Borrowings	2,871	2,578	1,660
Total interest expense	6,679	6,975	6,421

Net interest income	35,738	32,329	33,275
Recovery from the allowance for loan losses	(1,042)	(1,715)	(1,387)
Net interest income, after recovery from the allowance for loan losses	36,780	34,044	34,662

Non-interest income:
Loan servicing and other fees	1,251	1,068	1,085
Gain on sale of loans, net	25,680	31,521	34,210
Deposit account fees	2,194	2,319	2,412
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(557)	(95)	282
Card and processing fees	1,451	1,448	1,406
Other	802	800	992
Total non-interest income	30,821	37,061	40,387

Non-interest expense:
Salaries and employee benefits	41,742	42,609	41,618
Premises and occupancy	5,061	4,646	4,666
Equipment expense	1,447	1,503	1,720
Professional expense	2,075	2,089	2,179
Sales and marketing expense	1,323	1,331	1,643
Deposit insurance premium and regulatory assessments	773	1,018	974
Other	6,364	5,063	5,169
Total non-interest expense	58,785	58,259	57,969

Income before income taxes	8,816	12,846	17,080
Provision for income taxes	3,609	5,372	7,277
Net income	$5,207	$7,474	$9,803

Basic earnings per share	$0.66	$0.90	$1.09
Diluted earnings per share	$0.64	$0.88	$1.07
Cash dividends per share	$0.52	$0.48	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2017	2016	2015
Net income	$5,207	$7,474	$9,803

Change in unrealized holding losses on securities available for sale and interest-only strips	(145)	(134)	(95)
Reclassification of losses to net income	—	103	—
Other comprehensive loss, before income tax benefit	(145)	(31)	(95)
Income tax benefit(1)	61	13	40
Other comprehensive loss	(84)	(18)	(55)
Total comprehensive income	$5,123	$7,456	$9,748

(1) Includes income tax benefit from the reclassification of losses to net income.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
______________________________________________________________________________________________________

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss), Net of Tax
(In Thousands, Except Share Information)	Shares	Amount					Total
Balance at June 30, 2014	9,312,269	$177	$88,259	$182,458	$(125,418)	$386	$145,862

Net income				9,803			9,803
Other comprehensive loss						(55)	(55)
Purchase of treasury stock (1)	(795,162)				(12,680)		(12,680)
Forfeiture of restricted stock			13		(13)		—
Distribution of restricted stock	65,000						—
Amortization of restricted stock			684				684
Exercise of stock options	52,500	—	380				380
Award of restricted stock			(1,641)		1,641		—
Stock options expense			801				801
Tax effect from stock-based compensation			397				397
Cash dividends(2)				(4,055)			(4,055)
Balance at June 30, 2015	8,634,607	177	88,893	188,206	(136,470)	331	141,137

Net income				7,474			7,474
Other comprehensive loss						(18)	(18)
Purchase of treasury stock (1)	(749,857)				(13,038)		(13,038)
Distribution of restricted stock	10,000						—
Amortization of restricted stock			578				578
Exercise of stock options	80,500	1	589				590
Stock options expense			520				520
Tax effect from stock-based compensation			222				222
Cash dividends(2)				(4,014)			(4,014)
Balance at June 30, 2016	7,975,250	178	90,802	191,666	(149,508)	313	133,451

Net income				5,207			5,207
Other comprehensive loss						(84)	(84)
Purchase of treasury stock (1)	(450,948)				(8,714)		(8,714)
Forfeiture of restricted stock			134		(134)		—
Distribution of restricted stock	87,750						—
Amortization of restricted stock			776				776
Award of restricted stock			(214)		214		—
Exercise of stock options	102,000	2	940				942
Stock options expense			714				714
Tax effect from stock-based compensation			57				57
Cash dividends(2)				(4,119)			(4,119)
Balance at June 30, 2017	7,714,052	$180	$93,209	$192,754	$(158,142)	$229	$128,230

(1)
Includes the repurchase of 4,500 shares from employees' stock option exercises in fiscal 2016 and the repurchase of 25,598 shares, 3,090 shares and 10,256 shares of distributed restricted stock in settlement of employees' withholding tax obligations in fiscal 2017, 2016 and 2015, respectively.

(2)	Cash dividends of $0.52 per share, $0.48 per share and $0.45 per share were paid in fiscal 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$5,207	$7,474	$9,803
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,640	1,909	1,857
Recovery from the allowance for loan losses	(1,042)	(1,715)	(1,387)
Provision (recovery) of losses on real estate owned	440	(60)	(10)
Gain on sale of loans, net	(25,680)	(31,521)	(34,210)
Gain on sale of real estate owned, net	(138)	(52)	(468)
Stock-based compensation	1,490	1,098	1,485
Provision for deferred income taxes	1,194	217	35
Tax effect from stock-based compensation	(57)	(222)	(397)
Increase (decrease) in accounts payable, accrued interest and other liabilities	2,872	(476)	203
(Increase) decrease in prepaid expenses and other assets	(1,521)	137	966
Loans originated for sale	(1,913,038)	(1,962,869)	(2,480,715)
Proceeds from sale of loans	2,010,539	2,033,815	2,445,063
Net cash provided by (used for) operating activities	82,906	47,735	(57,775)

Cash flows from investing activities:
Increase in loans held for investment, net	(66,349)	(32,123)	(43,702)
Purchase of investment securities held to maturity	(35,302)	(41,683)	(200)
Maturity of investment securities held to maturity	1,000	—	200
Purchase of investment securities available for sale	—	—	(250)
Principal payments from investment securities held to maturity	13,134	2,328	—
Principal payments from investment securities available for sale	1,950	2,500	2,338
Proceeds from redemptions of investment securities held for sale	147	—	—
Purchase of FHLB – San Francisco stock	(14)	—	(1,038)
Proceeds from sale of real estate owned	2,409	6,573	3,075
Purchase of premises and equipment	(1,491)	(1,517)	(376)
Net cash used for investing activities	(84,516)	(63,922)	(39,953)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2017	2016	2015
Cash flows from financing activities:
Increase in deposits, net	137	2,298	26,216
Proceeds from long-term borrowings	20,000	—	50,000
Repayments of long-term borrowings	(73)	(68)	(64)
Proceeds from short-term borrowings, net	15,000	—	—
Treasury stock purchases	(8,714)	(13,038)	(12,680)
Proceeds from exercise of stock options	942	590	380
Tax effect from stock-based compensation	57	222	397
Cash dividends	(4,119)	(4,014)	(4,055)
Net cash provided by (used for) financing activities	23,230	(14,010)	60,194

Net increase (decrease) in cash and cash equivalents	21,620	(30,197)	(37,534)
Cash and cash equivalents at beginning of year	51,206	81,403	118,937
Cash and cash equivalents at end of year	$72,826	$51,206	$81,403
Supplemental information:
Cash paid for interest	$6,645	$6,985	$6,291
Cash paid for income taxes	$3,039	$3,845	$5,675
Transfer of loans held for sale to held for investment	$3,776	$4,889	$4,534
Real estate acquired in the settlement of loans	$1,845	$6,347	$3,044

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.  The Bank's activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction and,  to a lesser extent, other mortgage, commercial business and consumer loans.  Deposits are collected primarily from 14 banking locations located in Riverside and San Bernardino counties in California.  PBM's activities include originating single-family loans, primarily first mortgages for sale to investors and to a lesser extent, for investment by the Bank.  Loans are primarily originated in Southern California and Northern California by loan agents employed by the Bank, from its banking locations and freestanding lending offices.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in Atascadero, Brea, Escondido, Glendora, Rancho Cucamonga, Riverside (3) and Roseville, California.

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

Investment securities are reviewed annually for possible other-than-temporary impairment (“OTTI”). For debt securities, an OTTI is evident if the Corporation intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized.  However, even if the Corporation does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Corporation must

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

evaluate expected cash flows to be received and determine if a credit loss has occurred.  In the event of a credit loss, the credit component of the impairment is recognized within non-interest income and the non-credit component is recognized through accumulated other comprehensive income, net of tax.  For equity securities, management determined that the impairment in the available-for-sale portfolio was an OTTI on the basis of the purchase agreement between the acquiring institution and the acquired institution which issued the equity security and was recognized as a permanent impairment in non-interest income in the fourth quarter of fiscal 2016.

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

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2017, the Bank serviced $15.1 million of loans under this program and has established a recourse liability of $105,000 as compared to $20.4 million of loans serviced and a recourse liability of $242,000 at June 30, 2016.  Net realized (recoveries) losses of $0, $(15,000) and $32,000 were recognized in fiscal 2017, 2016 and 2015, respectively, under this program.  The recourse liability and recognized losses in fiscal 2017, 2016 and 2015 were attributable to the cumulative loan losses of the loans sold which have largely extinguished the first loss account established by the FHLB – San Francisco.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2017, 2016 and 2015, the Bank repurchased $1.7 million, $1.7 million and $1.6 million of single-family loans, respectively.  Other repurchase requests were settled for $11,000, $470,000 and $22,000 in fiscal 2017, 2016 and 2015, respectively, which did not result in the repurchase of the loan itself. In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $200,000 and $211,000 for loans sold to other investors as of June 30, 2017 and 2016, respectively.

In fiscal 2016, the Bank entered into a global settlement with one of the Bank's legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor. The settlement agreement was executed in March 2016 and paid in April 2016. The settlement required the accrual of an additional recourse provision of $144,000 during the third quarter of fiscal 2016 which fully funded the settlement amount in addition to the recourse reserve that had already been provided in the prior periods for this investor.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Activity in the recourse liability for the years ended June 30, 2017 and 2016 was as follows:

(In Thousands)	2017	2016
Balance, beginning of year	$453	$768
Recourse (recovery) provision	(137)	155
Net settlements in lieu of loan repurchases	(11)	(470)
Balance, end of the year	$305	$453

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2017, 2016 and 2015 were $578,000, $384,000 and $2.0 million, respectively.  As of June 30, 2017 and 2016, the Bank’s estimated liability was $102,000 and $214,000, respectively, for future loan sale premium refunds.

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

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2017 and 2016, the fair value of the interest-only strips was $31,000 and $47,000, respectively, and the net unrealized gain after statutory taxes were applied to the interest-only strips was $18,000 and $27,000, respectively.

Loans held for sale
Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in (a) Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and Orange, Los Angeles, San Diego and other surrounding counties and (b) Northern California, primarily Alameda, Placer, San Luis Obispo and other surrounding counties.  The loans have been hedged with loan sale commitments, To-Be-Announced ("TBA") Mortgage-Backed-Securities ("MBS") trades and option contracts.  The loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.  The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option (ASC 825, “Financial Instruments”) on loans held for sale.

Loans held for investment
Loans held for investment consist of long-term adjustable rate loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  Additionally, multi-family and commercial real estate loans have become a substantial part of loans held for investment, and comprised 63% and 60% at June 30, 2017 and 2016, respectively. These loans are generally offered to customers and businesses located in the same areas of Southern and Northern California described above.

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
June 30, 2017

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

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, may include but are not limited to:

a)	A reduction in the stated interest rate.

b)	An extension of the maturity at an interest rate below market.

c)	A reduction in the accrued interest.

d)	Extensions, deferrals, renewals and rewrites.

e)	Loans that have been discharged in a Chapter 7 Bankruptcy that have not been reaffirmed by the borrower.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

Other restructured loans are classified as “Substandard” and placed on non-performing status.  The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 consecutive months for those loans that were restructured more than once. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above; multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of corroborating characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

Non-performing loans
The Corporation assesses loans individually and classifies as non-performing loans when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions.  The Corporation measures each non-performing loan based on ASC 310, establishes a collectively evaluated or individually evaluated allowance and charges off those loans or portions of loans deemed uncollectible.

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

Premises and equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is computed primarily on a straight-line basis over the estimated useful lives as follows:

Buildings	10 to 40 years
Furniture and fixtures	3 to 10 years
Automobiles	3 to 5 years
Computer equipment	3 to 5 years

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2017 and 2016, the estimated deferred tax asset was $4.3 million and $5.4 million, respectively. The Corporation maintains net deferred tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The decrease in the net deferred tax asset resulted primarily from items related to loss reserves, state taxes, fair value adjustments and depreciation, partly offset by deferred compensation and deferred loan costs. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2017 or 2016.

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

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2017, the Corporation repurchased 425,350 shares with an average cost of $19.31 per share, of which 28,350 and 397,000 shares were purchased under the October 2015 and May 2016 stock repurchase plans, respectively.  In addition, the Corporation purchased 25,598 shares of distributed restricted stock in settlement of employees' withholding tax obligations. During fiscal 2017, the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

October 2015 repurchase plan and the May 2016 stock repurchase plan were completed. On June 19, 2017, the Corporation authorized the repurchase of up to 5% of outstanding shares, or 385,200 shares, all of which were available for purchases at June 30, 2017.

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

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Stock-based compensation expense, inclusive of restricted stock expense, recognized in the consolidated statements of operations for the years ended June 30, 2017, 2016 and 2015 was $1.5 million, $1.1 million and $1.5 million, respectively.

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

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2017 and 2016, the accrued liability for post retirement benefits was $187,000 and $216,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

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

Accounting standard updates (“ASU”)

ASU 2015-14:
In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)," which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

obligation. ASU No. 2015-14 is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Corporation's revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Corporation is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Corporation will begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Corporation has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Corporation's implementation efforts are ongoing and such assessments may change prior to the July 1, 2018 implementation date.

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

ASU 2017-03:
In January 2017, the FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) and Amendments to SEC Paragraphs Pursuant to Staff Announcements at the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

September 22, 2016 and November 17, 2016 EITF Meetings." The SEC staff announcement provided the view that a registrant should evaluate those ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted.  This announcement applies to Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"; ASU No. 2016-02, "Leases (Topic 842)"; and ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The Corporation has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

ASU 2017-07:
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." This ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2017 and 2016 were as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$59,841	$265	$(77)	$60,029	$59,841
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$60,441	$265	$(77)	$60,629	$60,441

Available for sale
U.S. government agency MBS	$5,197	$186	$—	$5,383	$5,383
U.S. government sponsored enterprise MBS	3,301	173	—	3,474	3,474
Private issue CMO(1)	456	5	—	461	461
Total investment securities - available for sale	$8,954	$364	$—	$9,318	$9,318
Total investment securities	$69,395	$629	$(77)	$69,947	$69,759

(1)	Collateralized Mortgage Obligations (“CMO”).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$39,179	$459	$—	$39,638	$39,179
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$39,979	$459	$—	$40,438	$39,979

Available for sale
U.S. government agency MBS	$6,308	$264	$—	$6,572	$6,572
U.S. government sponsored enterprise MBS	3,998	225	—	4,223	4,223
Private issue CMO(1)	598	4	(1)	601	601
Common stock(2)	147	—	—	147	147
Total investment securities - available for sale	$11,051	$493	$(1)	$11,543	$11,543
Total investment securities	$51,030	$952	$(1)	$51,981	$51,522

(1)	Collateralized Mortgage Obligations (“CMO”).

(2)	Common stock of a community development financial institution.

In fiscal 2017, 2016 and 2015, the Corporation received MBS principal payments of $15.1 million, $4.8 million and $2.3 million, respectively; did not sell any investment securities; and received the redemption of the common stock of $147,000 in fiscal 2017. The Corporation purchased mortgage-backed securities totaling $34.5 million and $41.7 million during fiscal 2017 and 2016, respectively.

As of June 30, 2017 and 2016, the Corporation held investments with unrealized loss position of $77,000 and $1,000, respectively.

As of June 30, 2017	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

U.S. government sponsored enterprise MBS	$28,722	$77	$—	$—	$28,722	$77
Total	$28,722	$77	$—	$—	$28,722	$77

As of June 30, 2016	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$103	$1	$—	$—	$103	$1
Total	$103	$1	$—	$—	$103	$1

(1)	Common stock of a community development financial institution.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

As of June 30, 2017 and 2016, the unrealized holding losses were less than 12 months. The unrealized loss at June 30, 2017 was attributable to five U.S. government sponsored enterprise MBS and, based on the nature of the investment, management concluded that such unrealized loss was not other than temporary; while the unrealized loss at June 30, 2016 was attributable to a single private label CMO and, based on the nature of the investment, management concluded that such unrealized loss was not other than temporary.  The Corporation does not believe that there was any OTTI at June 30, 2017 and 2016.  At each of these dates, the Corporation intended and had the ability to hold the investment securities and was not likely to be required to sell the securities before realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2017 and 2016 were as follows:

	June 30, 2017		June 30, 2016
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$600	$600	$800	$800
Due after one through five years	4,698	4,708	—	—
Due after five through ten years	41,404	41,374	18,904	19,203
Due after ten years	13,739	13,947	20,275	20,435
Total investment securities - held to maturity	$60,441	$60,629	$39,979	$40,438

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	8,954	9,318	10,904	11,396
No stated maturity (common stock)	—	—	147	147
Total investment securities - available for sale	$8,954	$9,318	$11,051	$11,543
Total investment securities	$69,395	$69,947	$51,030	$51,981

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2017 and 2016 :

(In Thousands)	June 30, 2017	June 30, 2016
Mortgage loans:
Single-family	$322,197	$324,497
Multi-family	479,959	415,627
Commercial real estate	97,562	99,528
Construction	16,009	14,653
Other	—	332
Commercial business loans	576	636
Consumer loans	129	203
Total loans held for investment, gross	916,432	855,476

Undisbursed loan funds	(9,015)	(11,258)
Advance payments of escrows	61	56
Deferred loan costs, net	5,480	4,418
Allowance for loan losses	(8,039)	(8,670)
Total loans held for investment, net	$904,919	$840,022

The following table sets forth information at June 30, 2017 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 2% and 3% of loans held for investment at June 30, 2017 and June 30, 2016, respectively.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$176,571	$18,693	$73,257	$39,600	$14,076	$322,197
Multi-family	93,558	177,140	181,992	24,654	2,615	479,959
Commercial real estate	22,121	39,682	33,493	1,600	666	97,562
Construction	16,009	—	—	—	—	16,009
Commercial business loans	100	—	—	—	476	576
Consumer loans	129	—	—	—	—	129
Total loans held for investment, gross	$308,488	$235,515	$288,742	$65,854	$17,833	$916,432

The Corporation has developed an internal loan grading system to evaluate and quantify the Bank’s loans held for investment portfolio with respect to quality and risk. Management continually evaluates the credit quality of the Corporation’s loan portfolio and conducts a quarterly review of the adequacy of the allowance for loan losses using quantitative and qualitative methods. The

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Corporation has adopted an internal risk rating policy in which each loan is rated for credit quality with a rating of pass, special mention, substandard, doubtful or loss. The two primary components that are used during the loan review process to determine the proper allowance levels are individually evaluated allowances and collectively evaluated allowances. Quantitative loan loss factors are developed by determining the historical loss experience, expected future cash flows, discount rates and collateral fair values, among others. Qualitative loan loss factors are developed by assessing general economic indicators such as Gross Domestic Product, Retail Sales, Unemployment Rates, Employment Growth, California Home Sales and Median California Home Prices, among others. The Corporation assigns individual factors for the quantitative and qualitative methods for each loan category and each internal risk rating.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	June 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$310,738	$479,687	$97,361	$16,009	$496	$129	$904,420
Special Mention	3,443	272	—	—	—	—	3,715
Substandard	8,016	—	201	—	80	—	8,297
Total loans held for investment, gross	$322,197	$479,959	$97,562	$16,009	$576	$129	$916,432

	June 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$309,380	$410,804	$99,528	$14,653	$332	$540	$203	$835,440
Special Mention	4,858	3,974	—	—	—	—	—	8,832
Substandard	10,259	849	—	—	—	96	—	11,204
Total loans held for investment, gross	$324,497	$415,627	$99,528	$14,653	$332	$636	$203	$855,476

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
June 30, 2017

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Year Ended June 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670
(Recovery) provision for loan losses	(1,640)	602	31	65	(7)	(82)	(11)	(1,042)
Recoveries	507	18	—	—	—	75	13	613
Charge-offs	(199)	—	—	—	—	—	(3)	(202)
Allowance for loan losses, end of period	$3,601	$3,420	$879	$96	$—	$36	$7	$8,039

Allowance:
Individually evaluated for impairment	$86	$—	$—	$—	$—	$15	$—	$101
Collectively evaluated for impairment	3,515	3,420	879	96	—	21	7	7,938
Allowance for loan losses, end of period	$3,601	$3,420	$879	$96	$—	$36	$7	$8,039

Gross Loans:
Individually evaluated for impairment	$6,933	$—	$201	$—	$—	$80	$—	$7,214
Collectively evaluated for impairment	315,264	479,959	97,361	16,009	—	496	129	909,218
Total loans held for investment, gross	$322,197	$479,959	$97,562	$16,009	$—	$576	$129	$916,432
Allowance for loan losses as a percentage of gross loans held for investment	1.12%	0.71%	0.90%	0.60%	—%	6.25%	5.43%	0.88%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

	Year Ended June 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$5,280	$2,616	$734	$42	$—	$43	$9	$8,724
(Recovery) provision for loan losses	(480)	(1,044)	(102)	(11)	7	(85)	—	(1,715)
Recoveries	539	1,228	216	—	—	85	1	2,069
Charge-offs	(406)	—	—	—	—	—	(2)	(408)
Allowance for loan losses, end of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670

Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	4,933	2,800	848	31	7	23	8	8,650
Allowance for loan losses, end of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670

Gross Loans:
Individually evaluated for impairment	$6,969	$382	$—	$—	$—	$96	$—	$7,447
Collectively evaluated for impairment	317,528	415,245	99,528	14,653	332	540	203	848,029
Total loans held for investment, gross	$324,497	$415,627	$99,528	$14,653	$332	$636	$203	$855,476
Allowance for loan losses as a percentage of gross loans held for investment	1.52%	0.67%	0.85%	0.21%	2.11%	6.76%	3.94%	1.02%

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:

(In Thousands)	Year Ended June 30,
	2017	2016	2015

Balance, beginning of year	$8,670	$8,724	$9,744
Recovery from the allowance for loan losses	(1,042)	(1,715)	(1,387)
Recoveries	613	2,069	996
Charge-offs	(202)	(408)	(629)
Balance, end of year	$8,039	$8,670	$8,724

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

	At or For the Year Ended June 30, 2017
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$1,821	$—	$1,821	$(325)	$1,496	$1,702	$82
Without a related allowance(2)	7,119	(886)	6,233	—	6,233	7,726	249
Total single-family	8,940	(886)	8,054	(325)	7,729	9,428	331

Multi-family:
With a related allowance	—	—	—	—	—	140	21
Without a related allowance(2)	—	—	—	—	—	312	29
Total multi-family	—	—	—	—	—	452	50

Commercial real estate:
Without a related allowance(2)	201	—	201	—	201	84	2
Total commercial real estate	201	—	201	—	201	84	2

Commercial business loans:
With a related allowance	80	—	80	(15)	65	87	6
Total commercial business loans	80	—	80	(15)	65	87	6

Total non-performing loans	$9,221	$(886)	$8,335	$(340)	$7,995	$10,051	$389

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

At June 30, 2017 and 2016, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following tables denote the past due status of the Corporation's loans held for investment, gross, at the dates indicated.

	June 30, 2017
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$313,146	$1,035	$8,016	$322,197
Multi-family	479,959	—	—	479,959
Commercial real estate	97,361	—	201	97,562
Construction	16,009	—	—	16,009
Commercial business loans	496	—	80	576
Consumer loans	129	—	—	129
Total loans held for investment, gross	$907,100	$1,035	$8,297	$916,432

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2016
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$312,595	$1,644	$10,258	$324,497
Multi-family	414,777	—	850	415,627
Commercial real estate	99,528	—	—	99,528
Construction	14,653	—	—	14,653
Other	332	—	—	332
Commercial business loans	540	—	96	636
Consumer loans	203	—	—	203
Total loans held for investment, gross	$842,628	$1,644	$11,204	$855,476

(1) All loans 90 days or greater past due are placed on non-accrual status.

During the fiscal years ended June 30, 2017, 2016 and 2015, the Corporation’s average investment in non-performing loans was $10.1 million, $13.5 million and $13.2 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal years ended June 30, 2017, 2016 and 2015, interest income of $389,000, $766,000 and $389,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $68,000, $118,000 and $101,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, and was not included in the loan interest income; while $327,000, $298,000 and $380,000, respectively, was collected and applied to reduce the net loan balances.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The effect of the non-performing loans on interest income for the years ended June 30, 2017, 2016 and 2015 is presented below:

(In Thousands)	Year Ended June 30,
	2017	2016	2015

Contractual interest due	$517	$724	$805
Interest collected	(449)	(606)	(704)
Net foregone interest	$68	$118	$101

For the fiscal years ended June 30, 2017 and 2016, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan.  During the fiscal years ended June 30, 2017 and 2016, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2017, one restructured loan with a total balance of $85,000 had its modification extended beyond the initial maturity of the modification; while in fiscal 2016, there was no restructured loan whose modification was extended beyond the initial maturity of the modification.

As of June 30, 2017, the net outstanding balance of the Corporation's 10 restructured loans was $3.6 million:  one was classified as special mention and remains on accrual status ($506,000); and nine were classified as substandard ($3.1 million, all on non-accrual status).  As of June 30, 2017, $1.7 million, or 46 percent, of the restructured loans were current with respect to their payment status. As of June 30, 2016, the net outstanding balance of the Corporation's 13 restructured loans was $4.6 million: three loans were classified as special mention and remain on accrual status ($1.3 million); and 10 loans were classified as substandard ($3.3 million, all on non-accrual status). As of June 30, 2016, $1.9 million, 41 percent, of the restructured loans had a current payment status.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2017 and 2016 :

(In Thousands)	June 30, 2017	June 30, 2016
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,061	$3,232
Commercial business loans	65	76
Total	3,126	3,308

Restructured loans on accrual status:
Mortgage loans:
Single-family	506	1,290
Total	506	1,290
Total restructured loans	$3,632	$4,598

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following table shows the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2017 and 2016:

	At June 30, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$485	$—	$485	$(97)	$388
Without a related allowance(2)	3,618	(439)	3,179	—	3,179
Total single-family	4,103	(439)	3,664	(97)	3,567

Commercial business loans:
With a related allowance	80	—	80	(15)	65
Total commercial business loans	80	—	80	(15)	65

Total restructured loans	$4,183	$(439)	$3,744	$(112)	$3,632
,
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
June 30, 2017

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2017	2016	2015

Balance, beginning of year	$1,861	$2,367	$2,011
Originations	3,844	3,500	3,555
Sales and payments	(5,127)	(4,006)	(3,199)
Balance, end of year	$578	$1,861	$2,367

As of June 30, 2017 and 2016, all of the related-party loans were performing in accordance with their original contractual terms.

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:

(In Thousands)	As of June 30,
	2017	2016	2015
Loans serviced for Freddie Mac	$13,907	$6,819	$4,206
Loans serviced for Fannie Mae	90,076	78,250	46,582
Loans serviced for FHLB – San Francisco	15,105	20,385	28,222
Loans serviced for other investors	216	15	1,048
Total loans serviced for others	$119,304	$105,469	$80,058

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s Consolidated Statements of Operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2017 and 2016, the Corporation held borrowers’ escrow balances related to loans serviced for others of $546,000 and $482,000, respectively.

In estimating fair values of the MSA at June 30, 2017 and 2016, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 17.02% and 19.68%, respectively, and a weighted-average discount rate of 9.11% and 9.07%, respectively.  Management obtained CPR estimates from an independent third party and reviewed for reasonableness given current market data. The discount rates were derived from market data. The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $739,000 and a fair value of $811,000 at June 30, 2017.  This compares to the MSA at June 30, 2016 which had a carrying value of $627,000 and a fair value of $627,000.  An allowance may be recorded to adjust the carrying value of each category of MSA to the lower of cost or market.  As of June 30, 2017, a total allowance of $158,000 was required for eight categories of MSA, compared to a total allowance of $168,000 for nine categories of MSA as of June 30, 2016.  Total additions to the MSA during the years ended June 30, 2017, 2016 and 2015 were $269,000, $394,000 and $150,000, respectively.  Total amortization of the MSA during the years ended June 30, 2017, 2016 and 2015 was $167,000, $243,000 and $60,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis and is described in Note 1 under PBM activities.

The following table summarizes the Corporation’s MSA for years ended June 30, 2017 and 2016 :

	Year Ended June 30,
(Dollars In Thousands)	2017	2016

MSA balance, beginning of fiscal year	$795	$644
Additions	269	394
Amortization	(167)	(243)
MSA balance, end of fiscal year, before allowance	897	795
Allowance	(158)	(168)
MSA balance, end of fiscal year	$739	$627

Fair value, beginning of fiscal year	$627	$470
Fair value, end of fiscal year	$811	$627

Allowance, beginning of fiscal year	$168	$248
Impairment recoveries	(10)	(80)
Allowance, end of fiscal year	$158	$168

Key Assumptions:
Weighted-average discount rate	9.11%	9.07%
Weighted-average prepayment speed	17.02%	19.68%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2018	$188
2019	158
2020	127
2021	100
2022	80
Thereafter	244
Total estimated amortization expense	$897

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2017 and 2016 .  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2017	2016
MSA net carrying value	$739	$627

CPR assumption (weighted-average)	17.02%	19.68%
Impact on fair value with 10% adverse change in prepayment speed	$(28)	$(29)
Impact on fair value with 20% adverse change in prepayment speed	$(55)	$(55)

Discount rate assumption (weighted-average)	9.11%	9.07%
Impact on fair value with 10% adverse change in discount rate	$(33)	$(21)
Impact on fair value with 20% adverse change in discount rate	$(64)	$(41)

The Corporation has also recorded interest-only strips with a fair value of $31,000, comprised of gross unrealized gains of $31,000 and no unamortized cost at June 30, 2017.   This compares to interest-only strips at June 30, 2016 with a fair value of $47,000, comprised of gross unrealized gains of $47,000 and no unamortized cost.  There were no additions to interest-only strips during fiscal 2017, 2016 or 2015.  Total amortization of the interest-only strips during the years ended June 30, 2017, 2016 and 2015 was $0, $1,000 and $1,000, respectively.

Loans sold consisted of the following for the years indicated:

(In Thousands)	Year Ended June 30,
	2017	2016	2015
Loans sold:
Servicing – released	$1,935,349	$1,948,423	$2,392,251
Servicing – retained	38,250	45,798	17,663
Total loans sold	$1,973,599	$1,994,221	$2,409,914

During the years ended June 30, 2017, 2016 and 2015, the Corporation sold 12%, 14% and 13%, respectively, of its loans originated for sale to a single investor, other than Freddie Mac or Fannie Mae.  If the Corporation is unable to sell loans to this investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Loans held for sale, at fair value, at June 30, 2017 and 2016 consisted of the following:

(In Thousands)	June 30,
	2017	2016
Fixed rate	$115,703	$186,203
Adjustable rate	845	3,255
Total loans held for sale, at fair value	$116,548	$189,458

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Note 5: Real Estate Owned

Real estate owned at June 30, 2017 and 2016 consisted of the following:

(In Thousands)	June 30,
	2017	2016
Real estate owned	$2,167	$2,783
Allowance for estimated real estate owned losses	(552)	(77)
Total real estate owned, net	$1,615	$2,706

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2017, real estate owned was comprised of two single-family residences, one residence located in California and one residence located in Arizona.  This compares to four single-family residences at June 30, 2016, three residences located in California and one residence located in Arizona.

During fiscal 2017, the Corporation acquired five real estate owned properties in the settlement of loans and sold seven properties for a net gain of $138,000.  In fiscal 2016, the Corporation acquired 11 real estate owned properties in the settlement of loans and sold 10 properties for a net gain of $52,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the years ended June 30, 2017, 2016 and 2015 consisted of the following:

(In Thousands)	Year Ended June 30,
	2017	2016	2015
Net gains on sale	$138	$52	$468
Net operating expenses	(255)	(207)	(196)
(Provision) recovery of losses on real estate owned	(440)	60	10
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	$(557)	$(95)	$282

Note 6: Premises and Equipment

Premises and equipment at June 30, 2017 and 2016 consisted of the following:

(In Thousands)	June 30,
	2017	2016
Land	$2,853	$2,853
Buildings	9,850	8,774
Leasehold improvements	3,488	3,850
Furniture and equipment	5,195	4,824
Automobiles	165	165
	21,551	20,466
Less accumulated depreciation and amortization	(14,910)	(14,423)
Total premises and equipment, net	$6,641	$6,043

Depreciation and amortization expense for the years ended June 30, 2017, 2016 and 2015 amounted to $891,000, $891,000 and $1.3 million, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Note 7: Deposits

Deposits at June 30, 2017 and 2016 consisted of the following:

(Dollars in Thousands)	June 30, 2017		June 30, 2016
	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$77,917	—	$71,158
Checking deposits – interest-bearing(1)	0% - 0.30%	259,437	0% - 0.30%	237,979
Savings deposits(1)	0% - 1.00%	285,967	0% - 1.00%	275,310
Money market deposits(1)	0% - 2.00%	35,323	0% - 2.00%	33,082
Time deposits:(1)
Under $100(2)	0.00% - 3.90%	134,729	0.00% - 3.90%	152,674
$100 and over	0.15% - 2.13%	133,148	0.15% - 2.47%	156,181
Total deposits		$926,521		$926,384
Weighted-average interest rate on deposits		0.39%		0.44%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

(2)	Includes brokered deposits of $1.6 million at both June 30, 2017 and 2016.

The aggregate annual maturities of time deposits at June 30, 2017 and 2016 were as follows:

(In Thousands)	June 30,
	2017	2016
One year or less	$113,946	$148,867
Over one to two years	64,749	56,760
Over two to three years	49,618	41,482
Over three to four years	17,561	37,399
Over four to five years	11,636	13,467
Over five years	10,367	10,880
Total time deposits	$267,877	$308,855

Interest expense on deposits for the periods indicated is summarized as follows:

(In Thousands)	Year Ended June 30,
	2017	2016	2015
Checking deposits – interest-bearing	$275	$336	$314
Savings deposits	579	657	641
Money market deposits	112	114	105
Time deposits	2,842	3,290	3,701
Total interest expense on deposits	$3,808	$4,397	$4,761

The Bank is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2017 and 2016 were sufficient to cover the reserve requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2025, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2017 and 2016 of $733.4 million and $776.5 million, respectively.  In addition, the Bank pledged investment securities totaling $451,000 at June 30, 2017 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $591,000 at June 30, 2016.  At June 30, 2017, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $419.8 million as compared to $410.8 million at June 30, 2016 which was similarly limited.  As of June 30, 2017 and 2016, the remaining/available borrowing facility was $284.1 million and $309.0 million, respectively, and the remaining/available collateral was $508.1 million and $586.9 million, respectively.

In addition, as of June 30, 2017 and 2016, the Bank has a $63.5 million and $46.4 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $67.6 million and $49.4 million, respectively. As of June 30, 2017 and 2016, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million and $12.0 million, respectively. The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity.

Borrowings at June 30, 2017 and 2016 consisted of the following:

(In Thousands)	June 30,
	2017	2016

FHLB – San Francisco advances	$126,226	$91,299

Borrowings, consisting of FHLB – San Francisco advances, were $126.2 million at June 30, 2017 compared to $91.3 million at June 30, 2016, due primarily to $20.0 million of new long-term advances and $15.0 million of new short-term advances in fiscal 2017.

In addition to the total borrowings described above, the Bank utilizes its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2017 and 2016 were $7.0 million and $8.0 million, respectively; and the outstanding MPF credit enhancement at these dates was $2.5 million and $2.5 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held a stock investment of $8.1 million with no excess capital stock at June 30, 2017. This compares to a required stock investment of $7.8 million with $321,000 of excess capital stock at June 30, 2016.

The FHLB – San Francisco did not redeem any capital stock during fiscal 2017 while the Bank purchased $14,000 in FHLB - San Francisco capital stock in fiscal 2017. In fiscal 2016, the FHLB – San Francisco did not redeem any capital stock and the Bank did not purchase any FHLB - San Francisco capital stock.  In fiscal 2017, 2016 and 2015, the FHLB – San Francisco distributed $967,000, $721,000 and $796,000 of cash dividends, respectively, to the Bank. The cash dividends received by the Bank in fiscal 2017 include a special cash dividend.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2017	2016	2015

Balance outstanding at the end of year: FHLB – San Francisco advances	$126,226	$91,299	$91,367

Weighted-average rate at the end of year: FHLB – San Francisco advances	2.39%	2.78%	2.78%

Maximum amount of borrowings outstanding at any month end: FHLB – San Francisco advances	$181,287	$91,362	$131,384

Average short-term borrowings during the year with respect to:(1)
FHLB – San Francisco advances	$14,022	$—	$6,800

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB – San Francisco advances	0.45%	—%	0.22%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2017 and 2016 were as follows:

(Dollars in Thousands)	June 30,
	2017	2016
Within one year	$25,011	$—
Over one to two years	10,000	10,036
Over two to three years	—	10,000
Over three to four years	20,000	—
Over four to five years	21,215	20,000
Over five years	50,000	51,263
Total borrowings	$126,226	$91,299
Weighted average interest rate	2.39%	2.78%

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
June 30, 2017

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

(In Thousands)	Year Ended June 30,
	2017	2016	2015

Current:
Federal	$1,718	$3,801	$5,365
State	697	1,354	1,877
	2,415	5,155	7,242
Deferred:
Federal	937	183	17
State	257	34	18
	1,194	217	35
Provision for income taxes	$3,609	$5,372	$7,277

The Corporation's tax benefit from non-qualified equity compensation in fiscal 2017, 2016 and 2015 was $57,000, $222,000 and $397,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2017		2016		2015
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$2,988	33.9%	$4,496	35.0%	$5,892	34.5%
State income tax	629	7.1%	902	7.0%	1,239	7.3%
Changes in taxes resulting from:
Bank-owned life insurance	(57)	(0.7)%	(65)	(0.5)%	(65)	(0.4)%
Non-deductible expenses	43	0.5%	45	0.4%	43	0.3%
Non-deductible stock-based compensation	6	0.1%	(6)	(0.1)%	139	0.8%
Other	—	—%	—	—%	29	0.1%
Effective income tax	$3,609	40.9%	$5,372	41.8%	$7,277	42.6%

Deferred tax assets at June 30, 2017 and 2016 by jurisdiction were as follows:

(In Thousands)	June 30,
	2017	2016

Deferred taxes - federal	$3,150	$4,032
Deferred taxes - state	1,106	1,357
Total net deferred tax assets	$4,256	$5,389

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Net deferred tax assets at June 30, 2017 and 2016 were comprised of the following:

(In Thousands)	June 30,
	2017	2016

Loss reserves	$4,829	$5,185
Non-accrued interest	668	635
Deferred compensation	3,325	3,535
Accrued vacation	293	385
Depreciation	181	41
Other	961	644
Total deferred tax assets	10,257	10,425

FHLB - San Francisco stock dividends	(956)	(956)
Unrealized gain on derivative financial instruments, at fair value	(657)	(270)
Unrealized gain on investment securities	(153)	(207)
Unrealized gain on interest-only strips	(13)	(20)
Deferred loan costs	(4,078)	(3,555)
State tax	(144)	(28)
Total deferred tax liabilities	(6,001)	(5,036)
Net deferred tax assets	$4,256	$5,389

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2017 and 2016, the Corporation had no federal and state net tax loss carryforwards. Based on management's consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2017 and 2016 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 30, 2017, 2016 and 2015 is as follows:

(In Thousands)	2017	2016	2015
Balance of prior fiscal year end	$1,961	$1,961	$1,961
Additions based on tax positions related to the current year	—	—	—
Addition for tax positions of prior years	—	—	—
Reduction for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at June 30	$1,961	$1,961	$1,961

Retained earnings at June 30, 2017 and 2016 includes approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Fiscal years of 2014 and forward remain subject to federal examination, while the California state tax returns for fiscal years 2013 and forward are subject to examination by state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal years ended June 30, 2017, 2016 and 2015, there were no tax penalties or interest charges.

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

For calendar 2017, the minimum requirements call for a ratio of common equity Tier 1 capital ("CET1") to total risk-weighted assets (“CET1 risk-based ratio”) of 5.750%, a Tier 1 capital ratio of 7.250%, a total capital ratio of 9.250%, and a Tier1 leverage ratio of 4.000%.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

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

At June 30, 2017, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at June 30, 2017 under the regulations of the OCC.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of June 30, 2017
Tier 1 leverage capital (to adjusted average assets)	$127,956	10.77%	$47,506	4.00%	$59,383	5.00%
CET1 capital (to risk-weighted assets)	$127,956	17.57%	$41,885	5.75%	$47,348	6.50%
Tier 1 capital (to risk-weighted assets)	$127,956	17.57%	$52,811	7.25%	$58,274	8.00%
Total capital (to risk-weighted assets)	$136,271	18.71%	$67,380	9.25%	$72,843	10.00%

As of June 30, 2016
Tier 1 leverage capital (to adjusted average assets)	$133,081	11.40%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$133,081	17.89%	$38,117	5.13%	$48,343	6.50%
Tier 1 capital (to risk-weighted assets)	$133,081	17.89%	$49,273	6.63%	$59,500	8.00%
Total capital (to risk-weighted assets)	$141,955	19.09%	$64,148	8.63%	$74,375	10.00%

Provident Savings Bank, F.S.B.:

As of June 30, 2017
Tier 1 leverage capital (to adjusted average assets)	$117,530	9.90%	$47,503	4.00%	$59,379	5.00%
CET1 capital (to risk-weighted assets)	$117,530	16.14%	$41,877	5.75%	$47,339	6.50%
Tier 1 capital (to risk-weighted assets)	$117,530	16.14%	$52,801	7.25%	$58,263	8.00%
Total capital (to risk-weighted assets)	$125,845	17.28%	$67,367	9.25%	$72,829	10.00%

As of June 30, 2016
Tier 1 leverage capital (to adjusted average assets)	$120,192	10.29%	$46,706	4.00%	$58,382	5.00%
CET1 capital (to risk-weighted assets)	$120,192	16.16%	$38,112	5.13%	$48,337	6.50%
Tier 1 capital (to risk-weighted assets)	$120,192	16.16%	$49,266	6.63%	$59,491	8.00%
Total capital (to risk-weighted assets)	$129,066	17.36%	$64,139	8.63%	$74,364	10.00%

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

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.   The Federal Reserve Board or the OCC may object to a capital

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test.  In fiscal 2017, 2016 and 2015, the Bank declared $10.0 million, $15.0 million and $25.0 million of cash dividends to its parent, the Corporation, respectively.

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of a participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $843,000, $860,000 and $880,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2017 and 2016, the accrued liability of the post-retirement compensation agreements was $5.2 million and $4.9 million, respectively; costs are being accrued and expensed annually.  For fiscal 2017 and 2016, the accrued expense for these liabilities was $290,000 and $170,000, respectively, net of recovery of $73,000 and $119,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2017 and 2016, the total outstanding cash surrender value of the BOLI was $7.3 million and $7.1 million, respectively.  For fiscal 2017, 2016 and 2015, the total net non-taxable income from the BOLI was $262,000, $258,000 and $252,000, respectively; while the BOLI mortality cost was $94,000, $73,000 and $62,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2017, there were 60,000 shares that were purchased in the open market to fulfill the annual discretionary allocation. This compares to fiscal 2016 when the Corporation purchased 60,000 shares in the open market to fulfill the annual discretionary allocation. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2017, 2016 and 2015 was $1.1 million, $1.0 million and $1.1 million, respectively.  Available ESOP shares are allocated every calendar year end and the total shares allocated at December 31, 2016, 2015 and 2014 were 60,000 shares each year.

Note 12: Incentive Plans

As of June 30, 2017, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan ("2013 Plan") and the 2010 Equity Incentive Plan (“2010 Plan”). Additionally, the Corporation had two inactive share-based compensation plans - the 2006 Equity Incentive Plan ("2006 Plan") and the 2003 Stock Option Plan (“the Stock Option Plan”). For the years ended June 30, 2017, 2016 and 2015, the compensation cost for these plans was $1.5

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

million, $1.1 million and $1.5 million, respectively.  Net income tax (benefit) expense recognized in the Consolidated Statements of Stockholders' Equity for share-based compensation plans for the years ended June 30, 2017, 2016 and 2015 was $(57,000), $(222,000) and $(397,000), respectively.

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

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Expected volatility	41.4% - 41.7%	—%	53.7%
Weighted-average volatility	41.7%	—%	53.7%
Expected dividend yield	2.7%	—%	3.0%
Expected term (in years)	7.4	-	7.2
Risk-free interest rate	1.5%	—%	2.2%

In fiscal 2017, there were 26,000 options granted under the Plans, with 50% vesting after two years of service and 50% vesting after four years of service and the weighted-average fair value of the options granted as of the grant date was $6.50 per option. Also in fiscal 2017, 102,000 options were exercised and 186,750 options were forfeited.

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

As of June 30, 2017 and 2016, there were 145,000 and 136,750 options, respectively, available for future grants under the Plans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2017, 2016 and 2015:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2014	648,000	$12.84
Granted	369,000	$14.59
Exercised	(52,500)	$7.19
Forfeited	(3,000)	$7.43
Outstanding at June 30, 2015	961,500	$13.83	6.35	$4,578
Vested and expected to vest at June 30, 2015	881,700	$13.76	6.09	$4,412
Exercisable at June 30, 2015	562,500	$13.24	4.34	$3,750

Outstanding at June 30, 2015	961,500	$13.83
Granted	—	$—
Exercised	(80,500)	$7.33
Forfeited	(3,000)	$14.59
Outstanding at June 30, 2016	878,000	$14.43	5.44	$4,943
Vested and expected to vest at June 30, 2016	800,800	$14.40	5.17	$4,661
Exercisable at June 30, 2016	492,000	$14.25	3.28	$3,535

Outstanding at June 30, 2016	878,000	$14.43
Granted	26,000	$19.58
Exercised	(102,000)	$9.22
Forfeited	(186,750)	$25.52
Outstanding at June 30, 2017	615,250	$12.14	5.76	$4,386
Vested and expected to vest at June 30, 2017	574,600	$11.92	5.63	$4,222
Exercisable at June 30, 2017	412,000	$10.60	4.90	$3,563

As of June 30, 2017 and 2016, there was $894,000 and $1.5 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.6 years and 2.2 years, respectively.  The forfeiture rate during fiscal 2017 and 2016 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In fiscal 2017, 24,000 shares of restricted stock were awarded under the Plans with 50% vesting after two years of service and 50% vesting after four years of service, while 87,750 shares were vested and distributed and 15,250 shares were forfeited. In fiscal 2016, no shares of restricted stock were awarded under the Plans, while 10,000 shares were vested and distributed and no shares

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

were forfeited. In fiscal 2015, a total of 185,000 shares of restricted stock were awarded under the Plans with 50% vesting after two years of service and 50% vesting after four years of service, while 65,000 shares were vested and distributed and 1,500 shares were forfeited. As of June 30, 2017 and 2016, there were 265,750 and 276,850 shares available for future awards under the Plans, respectively.

The following table summarizes the restricted stock activity for the years ended June 30, 2017, 2016 and 2015:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2014	81,500	$8.34
Awarded	185,000	$13.30
Vested	(65,000)	$7.07
Forfeited	(1,500)	$7.07
Unvested at June 30, 2015	200,000	$13.35
Expected to vest at June 30, 2015	160,000	$13.35

Unvested at June 30, 2015	200,000	$13.35
Awarded	—	$—
Vested	(10,000)	$13.80
Forfeited	—	$—
Unvested at June 30, 2016	190,000	$13.33
Expected to vest at June 30, 2016	152,000	$13.33

Unvested at June 30, 2016	190,000	$13.33
Awarded	24,000	$17.06
Vested	(87,750)	$13.30
Forfeited	(15,250)	$13.30
Unvested at June 30, 2017	111,000	$14.16
Expected to vest at June 30, 2017	88,800	$14.16

As of June 30, 2017 and 2016, the unrecognized compensation expense was $1.1 million and $1.7 million, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.7 years and 2.2 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2017 and 2016.  For the fiscal years ended June 30, 2017, 2016 and 2015, the fair value of shares vested and distributed was $1.7 million, $171,000 and $1.1 million, respectively.

Stock Option Plan.  The Corporation established the 2003 Stock Option Plan (the “Stock Option Plan”) for key employees and eligible directors with options to acquire up to 352,500 shares of common stock.  Under the Stock Option Plan, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions.  The expected volatility is based on implied volatility from historical common stock closing prices for the prior 84 months.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

In fiscal 2017, 2016 and 2015, there was no activity under the Stock Option Plan, except forfeitures of 12,500 shares, 7,500 shares and 25,000 shares, respectively. As of June 30, 2017 and 2016, there were no stock options available for future grants under the Stock Option Plan.  The remaining available stock options under the 2003 Stock Option Plan expired in November 2013.

The following is a summary of the activity in the Stock Option Plans for the years ended June 30, 2017, 2016 and 2015:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2014	95,000	$23.33
Granted	—	$—
Exercised	—	$—
Forfeited	(25,000)	$24.80
Outstanding at June 30, 2015	70,000	$22.81	1.69	$—
Vested and expected to vest at June 30, 2015	70,000	$22.81	1.69	$—
Exercisable at June 30, 2015	70,000	$22.81	1.69	$—

Outstanding at June 30, 2015	70,000	$22.81
Granted	—	$—
Exercised	—	$—
Forfeited	(7,500)	$29.93
Outstanding at June 30, 2016	62,500	$21.95	0.88	$—
Vested and expected to vest at June 30, 2016	62,500	$21.95	0.88	$—
Exercisable at June 30, 2016	62,500	$21.95	0.88	$—

Outstanding at June 30, 2016	62,500	$21.95
Granted	—	$—
Exercised	—	$—
Forfeited	(12,500)	$30.08
Outstanding at June 30, 2017	50,000	$19.92	0.07	$—
Vested and expected to vest at June 30, 2017	50,000	$19.92	0.07	$—
Exercisable at June 30, 2017	50,000	$19.92	0.07	$—

As of June 30, 2017 and 2016, there was no unrecognized compensation expense under the Stock Option Plan.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

As of June 30, 2017, 2016 and 2015, there were outstanding options to purchase 665,250 shares, 940,500 shares and 1.0 million shares of the Corporation’s common stock, respectively, of which 70,000 shares, 216,500 shares and 224,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2017, 2016 and 2015, there were outstanding restricted stock awards of 111,000 shares, 190,000 shares and 200,000 shares, respectively.

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2017, 2016 and 2015, respectively:

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$5,207	7,918,454	$0.66
Effect of dilutive shares:
Stock options		148,536
Restricted stock		32,001
Diluted EPS	$5,207	8,098,991	$0.64

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$7,474	8,347,564	$0.90
Effect of dilutive shares:
Stock options		127,546
Restricted stock		66,444
Diluted EPS	$7,474	8,541,554	$0.88

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$9,803	8,996,952	$1.09
Effect of dilutive shares:
Stock options		115,341
Restricted stock		61,564
Diluted EPS	$9,803	9,173,857	$1.07

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Note 14: Commitments and Contingencies

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans, employment matters and other issues in the ordinary course of and incident to the Corporation’s business.  The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Corporation, except as set forth below. Additionally, in some actions, it is difficult to assess potential exposure because the Corporation is still in the early stages of the litigation.

On December 17, 2012, a class and collective action lawsuit, by Gina McKeen-Chaplin, individually and on behalf of eight others similarly situated against the Bank was filed in the United States District Court for the Eastern District of California (the “Court”) claiming damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-exempt, resulting in a failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting time penalties and to provide accurate wage statements. The plaintiffs seek unspecified monetary relief.

On August 12, 2015, the Court issued an order denying the plaintiffs' motion for summary judgment and granting the Bank's motion for summary judgment affirming that the plaintiffs were properly classified as exempt employees and denying the federal claims. On August 18, 2015, the plaintiffs filed an appeal to the order. On July 5, 2017, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the Court’s ruling granting the Bank's motion for summary judgment, instead ruling the plaintiffs were improperly classified as exempt employees and were entitled to overtime compensation. The Ninth Circuit remanded the case back to the Court with instructions to enter summary judgement in favor of the plaintiffs. The Bank is evaluating its legal options with respect to the Ninth Circuit’s decision, including the possible filing of a petition for writ of certiorari to the United States Supreme Court. As a result of the Ninth Circuit’s unfavorable ruling, the Corporation recorded an additional litigation accrual of $1.0 million in the Corporation’s Consolidated Statements of Operations for the fiscal year ended June 30, 2017. It is reasonably possible the Management estimate of this litigation accrual could change as more information becomes available during litigation of this matter.

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:

Amount
Year Ending June 30,	(In Thousands)

2018	$2,593
2019	2,156
2020	1,436
2021	1,025
2022	890
Thereafter	1,077
Total minimum payments required	$9,177

Lease expense under operating leases was approximately $2.6 million, $2.5 million and $2.3 million for the years ended June 30, 2017, 2016 and 2015, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of both June 30, 2017 and 2016, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $200,000.  In addition, the Bank maintained a recourse liability of $105,000 and $242,000

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

at June 30, 2017 and 2016, respectively, for loans sold to the FHLB – San Francisco under the MPF program, and a recourse liability of $0 and $11,000 at June 30, 2017 and 2016, respectively, for lender paid FHA mortgage insurance commitments.

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

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of June 30, 2017 and 2016, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $111.8 million and $191.7 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

Commitments	June 30, 2017	June 30, 2016
(Dollars In Thousands)
Undisbursed loan funds – Construction loans	$9,015	$11,258
Undisbursed lines of credit – Mortgage loans	—	20
Undisbursed lines of credit – Commercial business loans	646	821
Undisbursed lines of credit – Consumer loans	562	674
Commitments to extend credit on loans to be held for investment	19,119	9,955
Total	$29,342	$22,728

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA MBS trades, put option contracts and call option contracts are recorded at fair value on the Consolidated Statements of Financial Condition.  At June 30, 2017, $1.5 million was included in other assets and $38,000 was included in other liabilities. At June 30, 2016, $3.8 million was included in other assets and $3.2 million was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in the Consolidated Statements of Operations.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2017 and 2016 :

	For the Year Ended June 30,
(In Thousands)	2017	2016
Balance, beginning of the year	$204	$76
Provision	73	128
Balance, end of the year	$277	$204

The net impact of derivative financial instruments on the gain on sale of loans contained in the Consolidated Statements of Operations for the years ended June 30, 2017, 2016 and 2015 was as follows:

(In Thousands)	For the Year Ended June 30,
Derivative Financial Instruments	2017	2016	2015

Commitments to extend credit on loans to be held for sale	$(2,976)	$2,286	$(1,067)
Mandatory loan sale commitments and TBA MBS trades	3,782	(3,937)	2,169
Option contracts	260	(112)	(168)
Total net gain (loss)	$1,066	$(1,763)	$934

The outstanding derivative financial instruments at the dates indicated were as follows:

(In Thousands)	June 30, 2017		June 30, 2016
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value

Commitments to extend credit on loans to be held for sale(1)	$92,726	$809	$181,780	$3,785
Best efforts loan sale commitments	(17,225)	—	(29,576)	—
Mandatory loan sale commitments and TBA MBS trades	(179,777)	586	(302,727)	(3,196)
Option contracts	(3,000)	37	(5,000)	—
Total	$(107,276)	$1,432	$(155,523)	$589

(1)	Net of 25.7% at June 30, 2017 and 37.5% at June 30, 2016 of commitments, which management has estimated may not fund.

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
June 30, 2017

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of June 30, 2017:
Loans held for investment, at fair value	$6,445	$6,696	$(251)
Loans held for sale, at fair value	$116,548	$112,940	$3,608

As of June 30, 2016:
Loans held for investment, at fair value	$5,159	$5,324	$(165)
Loans held for sale, at fair value	$189,458	$181,380	$8,078

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

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS, privately issued CMO and common stock of a community development financial institution.  The Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2), broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3), a relative value analysis for the common stock (Level 3) and, most recently the price per share disclosed in the purchase agreement for the common stock, which was based on a quoted price in non-active market (Level 2). This common stock investment was reclassified from Level 3 as a result of the purchase agreement, and the proceeds were received on July 1, 2016.

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
June 30, 2017

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
June 30, 2017

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$5,383	$—	$5,383
U.S. government sponsored enterprise MBS	—	3,474	—	3,474
Private issue CMO	—	—	461	461
Investment securities - available for sale	—	8,857	461	9,318

Loans held for investment, at fair value	—	—	6,445	6,445
Loans held for sale, at fair value	—	116,548	—	116,548
Interest-only strips	—	—	31	31

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	847	847
Mandatory loan sale commitments	—	—	47	47
TBA MBS trades	—	539	—	539
Option contracts	—	—	37	37
Derivative assets	—	539	931	1,470
Total assets	$—	$125,944	$7,868	$133,812

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$38	$38
Derivative liabilities	—	—	38	38
Total liabilities	$—	$—	$38	$38

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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
June 30, 2017

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value(1)	Interest- Only Strips	Loan Commit- ments to Originate(2)	Manda- tory Commit- ments(3)	Option Contracts	Total
Beginning balance at June 30, 2016	$601	$5,159	$47	$3,785	$(31)	$—	$9,561
Total gains or losses (realized/ unrealized):
Included in earnings	—	(86)	—	(2,976)	66	260	(2,736)
Included in other comprehensive income	2	—	(16)	—	—	—	(14)
Purchases	—	—	—	—	—	284	284
Issuances	—	—	—	—	—	—	—
Settlements	(142)	(1,135)	—	—	12	(507)	(1,772)
Transfers in and/or out of Level 3	—	2,507	—	—	—	—	2,507
Ending balance at June 30, 2017	$461	$6,445	$31	$809	$47	$37	$7,830

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Common stock(1)	Loans Held For Investment, at fair value (2)	Interest- Only Strips	Loan Commit- ments to Originate(3)	Manda- tory Commit- ments(4)	Option Contracts	Total
Beginning balance at June 30, 2015	$717	$151	$—	$63	$1,499	$(71)	$192	$2,551
Total gains or losses (realized/ unrealized):
Included in earnings	—	(103)	(189)	—	2,286	(8)	(112)	1,874
Included in other comprehensive income	(6)	99	—	(16)	—	—	—	77
Purchases	—	—	—	—	—	—	307	307
Issuances	—	—	—	—	—	—	—	—
Settlements	(110)	—	(2,331)	—	—	48	(387)	(2,780)
Transfers in and/or out of Level 3	—	(147)	7,679	—	—	—	—	7,532
Ending balance at June 30, 2016	$601	$—	$5,159	$47	$3,785	$(31)	$—	$9,561

(1)	Common stock - community development financial institution.

(2)
The valuation of loans held for investment at fair value includes the management estimates of specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

(3)	Consists of commitments to extend credit on loans to be held for sale.

(4)	Consists of mandatory loan sale commitments.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,049	$946	$7,995
Mortgage servicing assets	—	—	407	407
Real estate owned, net	—	1,615	—	1,615
Total	$—	$8,664	$1,353	$10,017

	Fair Value Measurement at June 30, 2016 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,350	$2,959	$10,309
Mortgage servicing assets	—	—	627	627
Real estate owned, net	—	2,706	—	2,706
Total	$—	$10,056	$3,586	$13,642

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2017:

(Dollars In Thousands)	Fair Value As of June 30, 2017	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$461	Market comparable pricing	Comparability adjustment	0.5% - 1.3% (1.2%)	Increase

Loans held for investment, at fair value	$6,445	Relative value analysis	Broker quotes Credit risk factor	97.5% - 104.8% (100.9%) of par 1.2% - 100.0% (4.6%)	Increase Decrease

Non-performing loans	$65	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans	$881	Relative value analysis	Loss severity	20.0% - 30.0% (21.4%)	Decrease

Mortgage servicing assets	$407	Discounted cash flow	Prepayment speed (CPR) Discount rate	12.6% - 60.0% (22.1%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$31	Discounted cash flow	Prepayment speed (CPR) Discount rate	15.2% - 26.2% (24.9%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$847	Relative value analysis	TBA MBS broker quotes Fall-out ratio(3)	99.0% – 105.0% (101.9%) of par 18.5% - 26.3% (25.7%)	Increase Decrease

Mandatory loan sale commitments	$47	Relative value analysis	Investor quotes Roll-forward costs (4)	100.8% - 106.1% 103.6% of par 0.0065%	Decrease Decrease

Option contracts	$37	Relative value analysis	Broker quotes	125.5% of par	Increase

Liabilities:

Commitments to extend credit on loans to be held for sale	$38	Relative value analysis	TBA MBS broker quotes Fall-out ratio(3)	100.4% – 105.0% (102.6%) of par 18.5% - 26.3% (25.7%)	Increase Decrease

(1)	The range is based on the historical estimated fair values and management estimates.

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
June 30, 2017

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

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2017 and 2016 were as follows:

	June 30, 2017
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$898,474	$885,650	$—	$—	$885,650
Investment securities - held to maturity	$60,441	$60,629	$—	$60,629	$—
FHLB – San Francisco stock	$8,108	$8,108	$—	$8,108	$—

Financial liabilities:
Deposits	$926,521	$896,140	$—	$—	$896,140
Borrowings	$126,226	$126,083	$—	$—	$126,083

	June 30, 2016
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$834,863	$844,124	$—	$—	$844,124
Investment securities - held to maturity	$39,979	$40,438	$—	$40,438	$—
FHLB – San Francisco stock	$8,094	$8,094	$—	$8,094	$—

Financial liabilities:
Deposits	$926,384	$896,033	$—	$—	$896,033
Borrowings	$91,299	$95,898	$—	$—	$95,898

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the fiscal year ended June 30, 2017, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

The following tables illustrate the Corporation’s operating segments for the fiscal years ended June 30, 2017, 2016 and 2015, respectively:

	For the Year Ended June 30, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$31,589	$4,149	$35,738
Recovery from the allowance for loan losses	(808)	(234)	(1,042)
Net interest income, after recovery from the allowance for loan losses	32,397	4,383	36,780

Non-interest income:
Loan servicing and other fees	331	920	1,251
Gain on sale of loans, net	137	25,543	25,680
Deposit account fees	2,194	—	2,194
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(533)	(24)	(557)
Card and processing fees	1,451	—	1,451
Other	802	—	802
Total non-interest income	4,382	26,439	30,821

Non-interest expense:
Salaries and employee benefits	18,622	23,120	41,742
Premises and occupancy	3,251	1,810	5,061
Operating and administrative expenses	4,846	7,136	11,982
Total non-interest expense	26,719	32,066	58,785
Income (loss) before taxes	10,060	(1,244)	8,816
Provision (benefit) for income taxes	4,132	(523)	3,609
Net income (loss)	$5,928	$(721)	$5,207
Total assets, end of period	$1,083,837	$116,796	$1,200,633

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

(In Thousands)	Year Ended June 30, 2016
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$28,261	$4,068	$32,329
Recovery from the allowance for loan losses	(1,608)	(107)	(1,715)
Net interest income, after recovery from the allowance for loan losses	29,869	4,175	34,044

Non-interest income:
Loan servicing and other fees	568	500	1,068
Gain on sale of loans, net	25	31,496	31,521
Deposit account fees	2,319	—	2,319
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(52)	(43)	(95)
Card and processing fees	1,448	—	1,448
Other	800	—	800
Total non-interest income	5,108	31,953	37,061

Non-interest expense:
Salaries and employee benefits	18,165	24,444	42,609
Premises and occupancy	2,959	1,687	4,646
Operating and administrative expenses	4,710	6,294	11,004
Total non-interest expenses	25,834	32,425	58,259
Income before income taxes	9,143	3,703	12,846
Provision for income taxes	3,815	1,557	5,372
Net income	$5,328	$2,146	$7,474
Total assets, end of fiscal year	$981,720	$189,661	$1,171,381

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

(In Thousands)	Year Ended June 30, 2015
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$28,105	$5,170	$33,275
Recovery from the allowance for loan losses	(1,287)	(100)	(1,387)
Net interest income, after recovery from the allowance for loan losses	29,392	5,270	34,662

Non-interest income:
Loan servicing and other fees	361	724	1,085
Gain on sale of loans, net	36	34,174	34,210
Deposit account fees	2,412	—	2,412
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	304	(22)	282
Card and processing fees	1,406	—	1,406
Other	992	—	992
Total non-interest income	5,511	34,876	40,387

Non-interest expense:
Salaries and employee benefits	18,295	23,323	41,618
Premises and occupancy	2,944	1,722	4,666
Operating and administrative expenses	4,602	7,083	11,685
Total non-interest expenses	25,841	32,128	57,969
Income before income taxes	9,062	8,018	17,080
Provision for income taxes	3,906	3,371	7,277
Net income	$5,156	$4,647	$9,803
Total assets, end of fiscal year	$949,490	$225,065	$1,174,555

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the fiscal years ended June 30, 2017, 2016 and 2015 were $992,000, $468,000 and $508,000, respectively.

3.
PBM receives a discount (loss on sale of loans) or a premium (gain on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The loss on sale of loans in the fiscal years ended June 30, 2017, 2016 and 2015 was $286,000, $55,000 and $106,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the fiscal years ended June 30, 2017, 2016 and 2015 were $131,000, $108,000 and $109,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the fiscal years ended June 30, 2017, 2016 and 2015 were $355,000, $452,000 and $370,000, respectively.

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the fiscal years ended June 30, 2017, 2016 and 2015 were $105,000, $113,000 and $113,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the fiscal years ended June 30, 2017, 2016 and 2015 were $193,000, $195,000 and $193,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the fiscal years ended June 30, 2017, 2016 and 2015 was $1.9 million, $1.8 million and $1.8 million, respectively.

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2017 and 2016 and condensed statements of operations, comprehensive income and cash flows for the fiscal years ended June 30, 2017, 2016 and 2015.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2017	2016

Assets
Cash and cash equivalents	$10,338	$12,835
Investment in subsidiary	117,803	120,563
Other assets	141	105
	$128,282	$133,503

Liabilities and Stockholders’ Equity
Other liabilities	$52	$52
Stockholders’ equity	128,230	133,451
	$128,282	$133,503

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2017	2016	2015

Dividend from the Bank	$10,000	$15,000	$25,000
Interest and other income	36	52	57
Total income	10,036	15,052	25,057

General and administrative expenses	1,019	808	860
Earnings before income taxes and equity in undistributed earnings of the Bank	9,017	14,244	24,197

Income tax benefit	(413)	(317)	(337)
Earnings before equity in undistributed earnings of the Bank	9,430	14,561	24,534

Equity in undistributed earnings of the Bank	(4,223)	(7,087)	(14,731)
Net income	$5,207	$7,474	$9,803

Condensed Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2017	2016	2015

Net income	$5,207	$7,474	$9,803

Other comprehensive income	—	—	—

Total comprehensive income	$5,207	$7,474	$9,803

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2017	2016	2015

Cash flows from operating activities:
Net income	$5,207	$7,474	$9,803
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	4,223	7,087	14,731
Increase in other assets	(36)	(85)	(1)
(Decrease) increase in other liabilities	—	(8)	24
Net cash provided by operating activities	9,394	14,468	24,557

Cash flow from financing activities:
Exercise of stock options	942	590	380
Treasury stock purchases	(8,714)	(13,038)	(12,680)
Cash dividends	(4,119)	(4,014)	(4,055)
Net cash used for financing activities	(11,891)	(16,462)	(16,355)
Net (decrease) increase in cash and cash equivalents	(2,497)	(1,994)	8,202
Cash and cash equivalents at beginning of year	12,835	14,829	6,627
Cash and cash equivalents at end of year	$10,338	$12,835	$14,829

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Note 19: Quarterly Results of Operations (Unaudited)

The following tables set forth the quarterly financial data for the fiscal years ended June 30, 2017 and 2016 :

	For Fiscal Year 2017
(Dollars In Thousands, Except Per Share Amount)	For the Year Ended June 30, 2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$42,417	$10,530	$10,280	$10,803	$10,804
Interest expense	6,679	1,612	1,633	1,718	1,716
Net interest income	35,738	8,918	8,647	9,085	9,088

Recovery from the allowance for loan losses	(1,042)	(377)	(165)	(350)	(150)
Net interest income, after recovery from the allowance for loan losses	36,780	9,295	8,812	9,435	9,238

Non-interest income	30,821	6,946	6,791	7,832	9,252
Non-interest expense	58,785	14,717	13,768	14,668	15,632
Income before income taxes	8,816	1,524	1,835	2,599	2,858

Provision for income taxes	3,609	560	690	1,095	1,264
Net income	$5,207	$964	$1,145	$1,504	$1,594

Basic earnings per share	$0.66	$0.12	$0.14	$0.19	$0.20
Diluted earnings per share	$0.64	$0.12	$0.14	$0.18	$0.20

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

Note 20: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the fiscal years ended June 30, 2017, 2016 and 2015:

	Unrealized Gains and Losses on
(Dollars In Thousands, Net of Statutory Taxes)	Investment Securities Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2014	$351	$35	$386

Other comprehensive (loss) income before reclassifications	(57)	2	(55)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(57)	2	(55)

Ending balance at June 30, 2015	294	37	331

Other comprehensive loss before reclassifications	(66)	(10)	(76)
Amount reclassified from accumulated other comprehensive income	58	—	58
Net other comprehensive loss	(8)	(10)	(18)

Ending balance at June 30, 2016	286	27	313

Other comprehensive loss before reclassifications	(75)	(9)	(84)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(75)	(9)	(84)

Ending balance at June 30, 2017	$211	$18	$229

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
June 30, 2017

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation’s Consolidated Statements of Financial Condition, and the gross amount not offset in the Corporation’s Consolidated Statements of Financial Condition as of the dates indicated.

As of June 30, 2017:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$623	$—	$623	$—	$—	$623
Total	$623	$—	$623	$—	$—	$623

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

Note 22: Subsequent Event

On July 31, 2017, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share, reflecting an 8% increase from the $0.13 per share paid on June 9, 2017.  Shareholders of the Corporation’s common stock at the close of business on August 21, 2017 were entitled to receive the cash dividend, payable on September 11, 2017.

Exhibit Index

13	2017 Annual Report to Stockholders

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.