Form 10-Q
period 2017-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2017-11-07
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of October 31, 2017
Common stock, $ 0.01 par value, per share	7,609,552 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2017 and June 30, 2017	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2017 and 2016	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters Ended September 30, 2017 and 2016	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2017 and 2016	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2017 and 2016	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	37
	Safe-Harbor Statement	38
	Critical Accounting Policies	39
	Executive Summary and Operating Strategy	39
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	40
	Comparison of Financial Condition at September 30, 2017 and June 30, 2017	41
	Comparison of Operating Results
	for the Quarters Ended September 30, 2017 and 2016	43
	Asset Quality	48
	Loan Volume Activities	56
	Liquidity and Capital Resources	57
	Supplemental Information	59

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	59

ITEM 4 -	Controls and Procedures	62

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	63
ITEM 1A -	Risk Factors	64
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	64
ITEM 3 -	Defaults Upon Senior Securities	65
ITEM 4 -	Mine Safety Disclosures	65
ITEM 5 -	Other Information	65
ITEM 6 -	Exhibits	65

SIGNATURES		67

.
PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	September 30, 2017	June 30, 2017
Assets
Cash and cash equivalents	$49,217	$72,826
Investment securities – held to maturity, at cost	64,751	60,441
Investment securities – available for sale, at fair value	8,940	9,318
Loans held for investment, net of allowance for loan losses of $8,063 and $8,039, respectively; includes $6,924 and $6,445 at fair value, respectively	908,060	904,919
Loans held for sale, at fair value	127,234	116,548
Accrued interest receivable	2,989	2,915
Real estate owned, net	—	1,615
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,108	8,108
Premises and equipment, net	7,333	6,641
Prepaid expenses and other assets	17,154	17,302

Total assets	$1,193,786	$1,200,633

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$82,415	$77,917
Interest-bearing deposits	844,601	848,604
Total deposits	927,016	926,521

Borrowings	121,206	126,226
Accounts payable, accrued interest and other liabilities	20,643	19,656
Total liabilities	1,068,865	1,072,403

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,970,865 and 17,949,365 shares issued; 7,609,552 and 7,714,052 shares outstanding, respectively)	180	180
Additional paid-in capital	93,669	93,209
Retained earnings	191,451	192,754
Treasury stock at cost (10,361,313 and 10,235,313 shares, respectively)	(160,609)	(158,142)
Accumulated other comprehensive income, net of tax	230	229

Total stockholders’ equity	124,921	128,230

Total liabilities and stockholders’ equity	$1,193,786	$1,200,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended September 30,
	2017	2016
Interest income:
Loans receivable, net	$10,157	$10,480
Investment securities	257	84
FHLB – San Francisco stock	141	185
Interest-earning deposits	190	55
Total interest income	10,745	10,804

Interest expense:
Checking and money market deposits	103	98
Savings deposits	149	144
Time deposits	639	772
Borrowings	736	702
Total interest expense	1,627	1,716

Net interest income	9,118	9,088
Provision (recovery) for loan losses	169	(150)
Net interest income, after provision (recovery) for loan losses	8,949	9,238

Non-interest income:
Loan servicing and other fees	363	267
Gain on sale of loans, net	4,847	7,996
Deposit account fees	558	550
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(40)	(103)
Card and processing fees	381	364
Other	243	178
Total non-interest income	6,352	9,252

Non-interest expense:
Salaries and employee benefits	9,269	11,314
Premises and occupancy	1,314	1,289
Equipment	362	362
Professional expenses	520	505
Sales and marketing expenses	203	296
Deposit insurance premiums and regulatory assessments	184	248
Other(1)	3,882	1,618
Total non-interest expense	15,734	15,632

(Loss) income before income taxes	(433)	2,858
(Benefit) provision for income taxes	(208)	1,264
Net (loss) income	$(225)	$1,594

Basic (loss) earnings per share	$(0.03)	$0.20
Diluted (loss) earnings per share	$(0.03)	$0.20
Cash dividends per share	$0.14	$0.13
..
(1) Includes $2.75 million of litigation settlement expense for the quarter ended September 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended September 30,
	2017	2016
Net (loss) income	$(225)	$1,594

Change in unrealized holding gain (loss) on securities available for sale	2	(57)
Reclassification of (gains) losses to net income	—	—
Other comprehensive income (loss), before income taxes	2	(57)

Income tax provision (benefit)	1	(24)
Other comprehensive income (loss)	1	(33)

Total comprehensive (loss) income	$(224)	$1,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended September 30, 2017 and 2016:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount					Total
Balance at June 30, 2017	7,714,052	$180	$93,209	$192,754	$(158,142)	$229	$128,230

Net loss				(225)			(225)
Other comprehensive income						1	1
Purchase of treasury stock	(126,000)				(2,450)		(2,450)
Exercise of stock options	21,500		177				177
Amortization of restricted stock			149				149
Forfeiture of restricted stock			17		(17)		—
Stock options expense			117				117
Cash dividends(1)				(1,078)			(1,078)

Balance at September 30, 2017	7,609,552	$180	$93,669	$191,451	$(160,609)	$230	$124,921

(1) Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2017.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2016	7,975,250	$178	$90,802	$191,666	$(149,508)	$313	$133,451

Net income				1,594			1,594
Other comprehensive loss						(33)	(33)
Purchase of treasury stock(1)	(85,834)				(1,662)		(1,662)
Exercise of stock options	1,000		17				17
Distribution of restricted stock	87,750						—
Amortization of restricted stock			362				362
Awards of restricted stock			(136)		136		—
Forfeiture of restricted stock			61		(61)		—
Stock options expense			340				340
Tax effect from stock-based compensation			187				187
Cash dividends(2)				(1,033)			(1,033)

Balance at September 30, 2016	7,978,166	$178	$91,633	$192,227	$(151,095)	$280	$133,223

(1) Includes the repurchase of 25,598 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.13 per share were paid in the quarter ended September 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(225)	$1,594
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	664	697
Provision (recovery) for loan losses	169	(150)
(Recovery) provision of losses on real estate owned	(552)	100
Gain on sale of loans, net	(4,847)	(7,996)
Loss (gain) on sale of real estate owned, net	580	(54)
Stock-based compensation	266	702
(Benefit) provision for deferred income taxes	(930)	1,420
Tax effect from stock based compensation	—	(187)
Increase in accounts payable, accrued interest and other liabilities	1,039	1,828
Decrease (increase) in prepaid expenses and other assets	617	(361)
Loans originated for sale	(392,292)	(647,342)
Proceeds from sale of loans	386,799	579,698
Net cash used for operating activities	(8,712)	(70,051)

Cash flows from investing activities:
Increase in loans held for investment, net	(3,517)	(15,097)
Principal payments from investment securities held to maturity	5,570	3,481
Principal payments from investment securities available for sale	383	567
Purchase of investment securities held to maturity	(10,102)	—
Proceeds from sale of real estate owned	1,587	307
Purchase of premises and equipment	(901)	(78)
Net cash used for investing activities	(6,980)	(10,820)

Cash flows from financing activities:
Increase in deposits, net	495	17,118
(Repayments) proceeds from short-term borrowings, net	(5,000)	35,000
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	(20)	(18)
Exercise of stock options	177	17
Withholding taxes on stock based compensation	(41)	(501)
Tax effect from stock based compensation	—	187
Cash dividends	(1,078)	(1,033)
Treasury stock purchases	(2,450)	(1,662)
Net cash (used for) provided by financing activities	(7,917)	69,108

Net decrease in cash and cash equivalents	(23,609)	(11,763)
Cash and cash equivalents at beginning of period	72,826	51,206
Cash and cash equivalents at end of period	$49,217	$39,443
Supplemental information:
Cash paid for interest	$1,606	$1,671
Cash paid for income taxes	$—	$100
Transfer of loans held for sale to held for investment	$521	$760
Real estate acquired in the settlement of loans	$—	$1,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2017 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2017.  The results of operations for the quarter and three months ended September 30, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are applicable to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2017, except the adoption of ASU 2016-09 beginning in fiscal 2018 which did not have a material impact on its condensed consolidated financial statements.

Note 3: (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

As of September 30, 2017 and 2016, there were outstanding options to purchase 591,250 shares and 932,000 shares of the Corporation’s common stock, respectively. Of those shares, as of September 30, 2017 and 2016, there were 591,250 shares and 200,000 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2017, there were outstanding restricted stock awards of 109,000 shares with no dilutive effect in the first quarter of fiscal 2018; and as of September 30, 2016, there were outstanding restricted stock awards of 110,250 shares which had a dilutive effect in the first quarter of fiscal 2017.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2017 and 2016, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended September 30,
	2017	2016
Numerator:
Net (loss) income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$(225)	$1,594

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,694	7,948

Effect of dilutive shares:
Stock options	—	158
Restricted stock	—	48

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,694	8,154

Basic (loss) earnings per share	$(0.03)	$0.20
Diluted (loss) earnings per share	$(0.03)	$0.20

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2017 and 2016, respectively.

	For the Quarter Ended September 30, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$8,550	$568	$9,118
Provision for loan losses	169	—	169
Net interest income, after provision for loan losses	8,381	568	8,949

Non-interest income:
Loan servicing and other fees (1)	47	316	363
Gain on sale of loans, net (2)	—	4,847	4,847
Deposit account fees	558	—	558
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(40)	—	(40)
Card and processing fees	381	—	381
Other	243	—	243
Total non-interest income	1,189	5,163	6,352

Non-interest expense:
Salaries and employee benefits	4,502	4,767	9,269
Premises and occupancy	827	487	1,314
Operating and administrative expenses	2,251	2,900	5,151
Total non-interest expense	7,580	8,154	15,734
Income (loss) before income taxes	1,990	(2,423)	(433)
Provision (benefit) for income taxes	811	(1,019)	(208)
Net income (loss)	$1,179	$(1,404)	$(225)
Total assets, end of period	$1,066,294	$127,492	$1,193,786

(1)	Includes an inter-company charge of $240 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $59 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,575	$1,513	$9,088
Provision (recovery) for loan losses	36	(186)	(150)
Net interest income after provision (recovery) for loan losses	7,539	1,699	9,238

Non-interest income:
Loan servicing and other fees (1)	69	198	267
Gain on sale of loans, net (2)	1	7,995	7,996
Deposit account fees	550	—	550
Loss (gain) on sale and operations of real estate owned acquired in the settlement of loans, net	(105)	2	(103)
Card and processing fees	364	—	364
Other	178	—	178
Total non-interest income	1,057	8,195	9,252

Non-interest expense:
Salaries and employee benefits	4,894	6,420	11,314
Premises and occupancy	856	433	1,289
Operating and administrative expenses	1,147	1,882	3,029
Total non-interest expense	6,897	8,735	15,632
Income before income taxes	1,699	1,159	2,858
Provision for income taxes	777	487	1,264
Net income	$922	$672	$1,594
Total assets, end of period	$977,964	$264,550	$1,242,514

(1)	Includes an inter-company charge of $95 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $59 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2017 and June 30, 2017 were as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$600	$—	$—	$600	$600
U.S. government sponsored enterprise MBS (1)	64,151	205	(28)	64,328	64,151
Total investment securities - held to maturity	$64,751	$205	$(28)	$64,928	$64,751

Available for sale:
U.S. government agency MBS	$4,943	$199	$—	$5,142	$5,142
U.S. government sponsored enterprise MBS	3,186	164	—	3,350	3,350
Private issue CMO (2)	442	6	—	448	448
Total investment securities - available for sale	$8,571	$369	$—	$8,940	$8,940
Total investment securities	$73,322	$574	$(28)	$73,868	$73,691

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$600	$—	$—	$600	$600
U.S. government sponsored enterprise MBS	59,841	265	(77)	60,029	59,841
Total investment securities - held to maturity	$60,441	$265	$(77)	$60,629	$60,441

Available for sale:
U.S. government agency MBS	$5,197	$186	$—	$5,383	$5,383
U.S. government sponsored enterprise MBS	3,301	173	—	3,474	3,474
Private issue CMO	456	5	—	461	461
Total investment securities - available for sale	$8,954	$364	$—	$9,318	$9,318
Total investment securities	$69,395	$629	$(77)	$69,947	$69,759

In the first quarters of fiscal 2018 and 2017, the Corporation received MBS principal payments of $6.0 million and $4.0 million, respectively, and there were no sales of investment securities during these periods. The Corporation purchased U.S. government sponsored enterprise MBS totaling $10.1 million, to be held to maturity, during the first quarter of fiscal 2018 and no purchases were made during the first quarter of fiscal 2017.

The Corporation held investments with an unrealized loss position of $28,000 at September 30, 2017 and $77,000 at June 30, 2017.

As of September 30, 2017	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$35,179	$28	$—	$—	$35,179	$28
Total investment securities	$35,179	$28	$—	$—	$35,179	$28

As of June 30, 2017	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$28,722	$77	$—	$—	$28,722	$77
Total investment securities	$28,722	$77	$—	$—	$28,722	$77

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of September 30, 2017 and June 30, 2017, the unrealized holding loss was less than 12 months. The Corporation does not believe that there are any other-than-temporary impairments on the investment securities at September 30, 2017 and 2016; therefore, no impairment losses were recorded for the quarters ended September 30, 2017 and 2016.

Contractual maturities of investment securities as of September 30, 2017 and June 30, 2017 were as follows:

	September 30, 2017		June 30, 2017
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$600	$600	$600	$600
Due after one through five years	7,840	7,882	4,698	4,708
Due after five through ten years	44,245	44,236	41,404	41,374
Due after ten years	12,066	12,210	13,739	13,947
Total investment securities - held to maturity	$64,751	$64,928	$60,441	$60,629

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	8,571	8,940	8,954	9,318
Total investment securities - available for sale	$8,571	$8,940	$8,954	$9,318
Total investment securities	$73,322	$73,868	$69,395	$69,947

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

(In Thousands)	September 30, 2017	June 30, 2017
Mortgage loans:
Single-family	$322,363	$322,197
Multi-family	482,617	479,959
Commercial real estate	96,863	97,562
Construction	16,290	16,009
Commercial business loans	466	576
Consumer loans	131	129
Total loans held for investment, gross	918,730	916,432

Undisbursed loan funds	(8,189)	(9,015)
Advance payments of escrows	24	61
Deferred loan costs, net	5,558	5,480
Allowance for loan losses	(8,063)	(8,039)
Total loans held for investment, net	$908,060	$904,919

The following table sets forth information at September 30, 2017 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 2% of loans held for investment at both September 30, 2017 and June 30, 2017.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$161,098	$21,404	$77,223	$48,293	$14,345	$322,363
Multi-family	111,180	174,809	179,602	14,441	2,585	482,617
Commercial real estate	23,134	40,725	32,377	—	627	96,863
Construction	15,861	—	—	—	429	16,290
Commercial business loans	61	—	—	—	405	466
Consumer loans	131	—	—	—	—	131
Total loans held for investment, gross	$311,465	$236,938	$289,202	$62,734	$18,391	$918,730

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	September 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$309,744	$482,617	$96,863	$15,364	$387	$131	$905,106
Special Mention	4,267	—	—	926	—	—	5,193
Substandard	8,352	—	—	—	79	—	8,431
Total loans held for investment, gross	$322,363	$482,617	$96,863	$16,290	$466	$131	$918,730

	June 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$310,738	$479,687	$97,361	$16,009	$496	$129	$904,420
Special Mention	3,443	272	—	—	—	—	3,715
Substandard	8,016	—	201	—	80	—	8,297
Total loans held for investment, gross	$322,197	$479,959	$97,562	$16,009	$576	$129	$916,432

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

The following table summarizes the Corporation’s allowance for loan losses at September 30, 2017 and June 30, 2017:

(In Thousands)	September 30, 2017	June 30, 2017
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$3,562	$3,515
Multi-family	3,431	3,420
Commercial real estate	875	879
Construction	140	96
Commercial business loans	16	21
Consumer loans	7	7
Total collectively evaluated allowance	8,031	7,938

Individually evaluated for impairment:
Mortgage loans:
Single-family	17	86
Commercial business loans	15	15
Total individually evaluated allowance	32	101
Total loan loss allowance	$8,063	$8,039

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended September 30,
(Dollars in Thousands)	2017	2016

Allowance at beginning of period	$8,039	$8,670

Provision (recovery) for loan losses	169	(150)

Recoveries:
Mortgage loans:
Single-family	84	263
Multi-family	—	7
Consumer loans	—	1
Total recoveries	84	271

Charge-offs:
Mortgage loans:
Single-family	(229)	(66)
Total charge-offs	(229)	(66)

Net (charge-offs) recoveries	(145)	205
Balance at end of period	$8,063	$8,725

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.88%	1.01%
Net charge-offs (recoveries) as a percentage of average loans receivable, net, during the period (annualized)	0.06%	(0.08)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	September 30, 2017
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$312,499	$1,512	$8,352	$322,363
Multi-family	482,617	—	—	482,617
Commercial real estate	96,863	—	—	96,863
Construction	16,290	—	—	16,290
Commercial business loans	387	—	79	466
Consumer loans	131	—	—	131
Total loans held for investment, gross	$908,787	$1,512	$8,431	$918,730

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2017
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$313,146	$1,035	$8,016	$322,197
Multi-family	479,959	—	—	479,959
Commercial real estate	97,361	—	201	97,562
Construction	16,009	—	—	16,009
Commercial business loans	496	—	80	576
Consumer loans	129	—	—	129
Total loans held for investment, gross	$907,100	$1,035	$8,297	$916,432

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,601	$3,420	$879	$96	$36	$7	$8,039
Provision (recovery) for loan losses	123	11	(4)	44	(5)	—	169
Recoveries	84	—	—	—	—	—	84
Charge-offs	(229)	—	—	—	—	—	(229)
Allowance for loan losses, end of period	$3,579	$3,431	$875	$140	$31	$7	$8,063

Allowance for loan losses:
Individually evaluated for impairment	$17	$—	$—	$—	$15	$—	$32
Collectively evaluated for impairment	3,562	3,431	875	140	16	7	8,031
Allowance for loan losses, end of period	$3,579	$3,431	$875	$140	$31	$7	$8,063

Loans held for investment:
Individually evaluated for impairment	$6,239	$—	$—	$—	$79	$—	$6,318
Collectively evaluated for impairment	316,124	482,617	96,863	16,290	387	131	912,412
Total loans held for investment, gross	$322,363	$482,617	$96,863	$16,290	$466	$131	$918,730
Allowance for loan losses as a percentage of gross loans held for investment	1.11%	0.71%	0.90%	0.86%	6.65%	5.34%	0.88%

	Quarter Ended September 30, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670
(Recovery) provision for loan losses	(555)	379	6	22	—	(1)	(1)	(150)
Recoveries	263	7	—	—	—	—	1	271
Charge-offs	(66)	—	—	—	—	—	—	(66)
Allowance for loan losses, end of period	$4,575	$3,186	$854	$53	$7	$42	$8	$8,725

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$20	$—	$20
Collectively evaluated for impairment	4,575	3,186	854	53	7	22	8	8,705
Allowance for loan losses, end of period	$4,575	$3,186	$854	$53	$7	$42	$8	$8,725

Loans held for investment:
Individually evaluated for impairment	$6,634	$377	$—	$—	$—	$94	$—	$7,105
Collectively evaluated for impairment	306,161	438,046	100,136	15,811	331	530	199	861,214
Total loans held for investment, gross	$312,795	$438,423	$100,136	$15,811	$331	$624	$199	$868,319
Allowance for loan losses as a percentage of gross loans held for investment	1.46%	0.73%	0.85%	0.34%	2.11%	6.73%	4.02%	1.01%

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

	At September 30, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,407	$—	$2,407	$(463)	$1,944
Without a related allowance(2)	7,013	(1,030)	5,983	—	5,983
Total single-family	9,420	(1,030)	8,390	(463)	7,927

Commercial business loans:
With a related allowance	79	—	79	(15)	64
Total commercial business loans	79	—	79	(15)	64

Total non-performing loans	$9,499	$(1,030)	$8,469	$(478)	$7,991

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,821	$—	$1,821	$(325)	$1,496
Without a related allowance(2)	7,119	(886)	6,233	—	6,233
Total single-family	8,940	(886)	8,054	(325)	7,729

Commercial real estate:
Without a related allowance(2)	201	—	201	—	201
Total commercial real estate	201	—	201	—	201

Commercial business loans:
With a related allowance	80	—	80	(15)	65
Total commercial business loans	80	—	80	(15)	65

Total non-performing loans	$9,221	$(886)	$8,335	$(340)	$7,995

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At both September 30, 2017 and June 30, 2017, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended September 30, 2017 and 2016, the Corporation’s average recorded investment in non-performing loans was $7.9 million and $11.5 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended September 30, 2017 and 2016, interest income of $160,000 and $69,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $94,000 and $67,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method. Forgone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $49,000 and $39,000 for the quarters ended September 30, 2017 and 2016, respectively, and was not included in the results of operations.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2017 and 2016:

	Quarter Ended September 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$6,167	$135	$7,310	$35
Multi-family	—	—	379	—
Commercial real estate	67	13	—	—
	6,234	148	7,689	35

With related allowances:
Mortgage loans:
Single-family	1,609	11	3,230	27
Multi-family	—	—	467	5
Commercial business loans	79	1	94	2
	1,688	12	3,791	34

Total	$7,922	$160	$11,480	$69

For the quarters ended September 30, 2017 and 2016, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters ended September 30, 2017 and 2016, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters ended September 30, 2017 and 2016, there were no loans whose modification was extended beyond the initial maturity of the modification. At both September 30, 2017 and June 30, 2017, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of September 30, 2017, the Corporation held 12 restructured loans with a net outstanding balance of $4.5 million: two were classified as special mention on accrual status ($996,000); and 10 were classified as substandard ($3.5 million, all on non-accrual status). As of June 30, 2017, the Corporation held 10 restructured loans with a net outstanding balance of $3.6 million:  one was classified as special mention on accrual status ($506,000); and nine were classified as substandard ($3.1 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of September 30, 2017 and June 30, 2017, $1.4 million or 32%, and $1.7 million or 46%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

	At	At
(In Thousands)	September 30, 2017	June 30, 2017
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,393	$3,061
Commercial business loans	64	65
Total	3,457	3,126

Restructured loans on accrual status:
Mortgage loans:
Single-family	996	506
Total	996	506

Total restructured loans	$4,453	$3,632

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At September 30, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$482	$—	$482	$(97)	$385
Without a related allowance(2)	4,559	(555)	4,004	—	4,004
Total single-family	5,041	(555)	4,486	(97)	4,389

Commercial business loans:
With a related allowance	79	—	79	(15)	64
Total commercial business loans	79	—	79	(15)	64

Total restructured loans	$5,120	$(555)	$4,565	$(112)	$4,453

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

During the quarter ended September 30, 2017, no properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold.  This compares to the quarter ended September 30, 2016 when three properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold. As of September 30, 2017, there was no outstanding real estate owned. This compares to the real estate owned net fair value of $1.6 million at June 30, 2017, comprised of one property located in California and one property located in Arizona.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2017 and June 30, 2017, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $96.3 million and $111.8 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2017	June 30, 2017
(In Thousands)

Undisbursed loan funds – Construction loans	$8,189	$9,015
Undisbursed lines of credit – Commercial business loans	674	646
Undisbursed lines of credit – Consumer loans	549	562
Commitments to extend credit on loans to be held for investment	4,276	19,119
Total	$13,688	$29,342

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters ended September 30, 2017 and 2016.

	For the Quarters Ended September 30,
(In Thousands)	2017	2016
Balance, beginning of the period	$277	$204
Recovery	(64)	(31)
Balance, end of the period	$213	$173

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At September 30, 2017, $1.1 million was included in other assets and $49,000 was included in other liabilities; at June 30, 2017, $1.5 million was included in other assets and $38,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments is recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2017 and 2016 was as follows:

	For the Quarters Ended September 30,
Derivative Financial Instruments	2017	2016
(In Thousands)
Commitments to extend credit on loans to be held for sale	$(122)	$(1,211)
Mandatory loan sale commitments and TBA MBS trades	(209)	1,797
Option contracts, net	(37)	(22)
Total net (loss) gain	$(368)	$564

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	September 30, 2017		June 30, 2017
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$92,065	$687	$92,726	$809
Best efforts loan sale commitments	(22,965)	—	(17,225)	—
Mandatory loan sale commitments and TBA MBS trades	(185,888)	377	(179,777)	586
Option contracts, net	—	—	(3,000)	37
Total	$(116,788)	$1,064	$(107,276)	$1,432

(1)	Net of 27.8% at September 30, 2017 and 25.7% at June 30, 2017 of commitments which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of September 30, 2017:
Loans held for investment, at fair value	$6,924	$7,167	$(243)
Loans held for sale, at fair value	$127,234	$123,352	$3,882

As of June 30, 2017:
Loans held for investment, at fair value	$6,445	$6,696	$(251)
Loans held for sale, at fair value	$116,548	$112,940	$3,608

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$5,142	$—	$5,142
U.S. government sponsored enterprise MBS	—	3,350	—	3,350
Private issue CMO	—	—	448	448
Investment securities - available for sale	—	8,492	448	8,940

Loans held for investment, at fair value	—	—	6,924	6,924
Loans held for sale, at fair value	—	127,234	—	127,234
Interest-only strips	—	—	28	28

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	726	726
Mandatory loan sale commitments	—	—	6	6
TBA MBS trades	—	381	—	381
Derivative assets	—	381	732	1,113
Total assets	$—	$136,107	$8,132	$144,239

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$39	$39
Mandatory loan sale commitments	—	—	10	10
Derivative liabilities	—	—	49	49
Total liabilities	$—	$—	$49	$49

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$5,383	$—	$5,383
U.S. government sponsored enterprise MBS	—	3,474	—	3,474
Private issue CMO	—	—	461	461
Investment securities - available for sale	—	8,857	461	9,318

Loans held for investment, at fair value	—	—	6,445	6,445
Loans held for sale, at fair value	—	116,548	—	116,548
Interest-only strips	—	—	31	31

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	847	847
Mandatory loan sale commitments	—	—	47	47
TBA MBS trades	—	539	—	539
Option contracts	—	—	37	37
Derivative assets	—	539	931	1,470
Total assets	$—	$125,944	$7,868	$133,812

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$38	$38
Derivative liabilities	—	—	38	38
Total liabilities	$—	$—	$38	$38

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2017
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2017	$461	$6,445	$31	$809	$47	$37	$7,830
Total gains or losses (realized/unrealized):
Included in earnings	—	8	—	(122)	(53)	(37)	(204)
Included in other comprehensive loss	1	—	(3)	—	—	—	(2)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(14)	(51)	—	—	2	—	(63)
Transfers in and/or out of Level 3	—	522	—	—	—	—	522
Ending balance at September 30, 2017	$448	$6,924	$28	$687	$(4)	$—	$8,083

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$6,222	$1,769	$7,991
MSA	—	—	412	412
Real estate owned, net	—	—	—	—
Total	$—	$6,222	$2,181	$8,403

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,049	$946	$7,995
MSA	—	—	407	407
Real estate owned, net	—	1,615	—	1,615
Total	$—	$8,664	$1,353	$10,017

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of September 30, 2017:

(Dollars In Thousands)	Fair Value As of September 30, 2017	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$448	Market comparable pricing	Comparability adjustment	0.5% – 1.7% (1.5%)	Increase

Loans held for investment, at fair value	$6,924	Relative value analysis	Broker quotes Credit risk factors	98.4% – 105.3% (101.7%) of par 1.2% - 100.0% (5.0%)	Increase Decrease

Non-performing loans	$64	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$1,705	Relative value analysis	Loss severity	20.0% - 30.0% (20.8%)	Decrease

MSA	$412	Discounted cash flow	Prepayment speed (CPR) Discount rate	13.1% - 60.0% (23.1%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$28	Discounted cash flow	Prepayment speed (CPR) Discount rate	15.4% - 27.3% (25.7%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$726	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.9% – 104.6% (102.0%) of par 15.8% - 29.4% (27.8%)	Increase Decrease

Mandatory loan sale commitments	$6	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	103.9% of par 0.008%	Decrease Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$39	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.8% – 104.8% (102.4%) of par 15.8% - 29.4% (27.8%)	Increase Decrease

Mandatory loan sale commitments	$10	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	101.3% - 103.9% (103.3%) of par 0.008%	Decrease Decrease

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2017 and June 30, 2017 was as follows:

	September 30, 2017
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$64,751	$64,928	—	$64,928	$—
Loans held for investment, not recorded at fair value	$901,136	$890,098	—	—	$890,098
FHLB – San Francisco stock	$8,108	$8,108	—	$8,108	—

Financial liabilities:
Deposits	$927,016	$895,912	—	—	$895,912
Borrowings	$121,206	$122,147	—	—	$122,147

	June 30, 2017
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$60,441	$60,629	—	$60,629	—
Loans held for investment, not recorded at fair value	$898,474	$885,650	—	—	$885,650
FHLB – San Francisco stock	$8,108	$8,108	—	$8,108	—

Financial liabilities:
Deposits	$926,521	$896,140	—	—	$896,140
Borrowings	$126,226	$126,083	—	—	$126,083

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2017, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Incentive Plans

As of September 30, 2017, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”). Additionally, the Corporation had one inactive share-based compensation plan - the 2006 Equity Incentive Plan (“2006 Plan”) where no new awards can be granted but outstanding grants remain eligible for exercise.

For the quarters ended September 30, 2017 and 2016, the compensation cost for these plans was $266,000 and $702,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the quarter ended September 30, 2017 was $27,000; while the income tax benefit recognized in the Condensed Consolidated Statements of Stockholders' Equity for share-based compensation plans for the quarter ended September 30, 2016 was $187,000.

Equity Incentive Plans.  The Corporation established and the shareholders approved the 2013 Plan, the 2010 Plan and the 2006 Plan (collectively, "the Plans") for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock.  The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorized 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provided that no person was granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

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

During the first quarter of fiscal 2018, no options were granted, while 21,500 options were exercised and 2,500 options were forfeited.  This compares to the first quarter of fiscal 2017 when 20,000 options were granted, while 15,000 options were exercised and 16,000 options were forfeited. As of September 30, 2017 and 2016, there were 147,500 and 131,750 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter ended September 30, 2017.

	For the Quarter Ended September 30, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2017	615,250	$12.14
Granted	—	$—
Exercised	(21,500)	$8.23
Forfeited	(2,500)	$14.59
Outstanding at September 30, 2017	591,250	$12.27	5.56	$4,337
Vested and expected to vest at September 30, 2017	553,100	$12.05	5.43	$4,163
Exercisable at September 30, 2017	390,500	$10.73	4.69	$3,463

As of September 30, 2017 and 2016, there was $777,000 and $1.3 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.3 years and 2.1 years, respectively.  The forfeiture rate during the first three months of fiscal 2018 and 2017 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of stock option grants and is reviewed annually.

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

There was no restricted stock activity in the first quarter of fiscal 2018, other than the forfeiture of 2,000 shares of restricted stock. This compares to the award of 15,000 shares, the forfeiture of 7,000 shares and the vesting of 87,750 shares of restricted stock in the first quarter of fiscal 2017. As of September 30, 2017 and 2016, there were 267,750 shares and 268,850 shares of restricted stock, respectively available for future awards under the Plans.

The following table summarizes the unvested restricted stock activity in the quarter ended September 30, 2017.

	For the Quarter Ended September 30, 2017
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2017	111,000	$14.16
Granted	—	$—
Vested	—	$—
Forfeited	(2,000)	$13.30
Unvested at September 30, 2017	109,000	$14.45
Expected to vest at September 30, 2017	87,200	$14.45

As of September 30, 2017 and 2016, the unrecognized compensation expense was $1.0 million and $1.8 million, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.5 years and 2.3 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first three months of fiscal 2018 and 2017.

Stock Option Plan.  The Corporation established the Stock Option Plan for key employees and eligible directors under which options to acquire up to 352,500 shares of common stock may be granted.  Under the Stock Option Plan, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of September 30, 2017, no stock options remain available for future grants under the Stock Option Plan, which expired in November 2013.

The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions.  The expected volatility was based on implied volatility from historical common stock closing prices for the prior 84 months.  The expected dividend yield was based on the most recent quarterly dividend on an annualized basis.  The expected term was based on the historical experience of stock option grants and is reviewed annually.  The risk-free interest rate was based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

For the first quarter of fiscal 2018 and 2017, there was no activity in the Stock Option Plan, except forfeitures of 50,000 shares and 12,500 shares, respectively. As of September 30, 2017 and 2016, there were no stock options available for future grants under the Stock Option Plan.

The following table summarizes the activity in the Stock Option Plan for the quarter ended September 30, 2017.

	For the Quarter Ended September 30, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2017	50,000	$19.92
Granted	—	$—
Exercised	—	$—
Forfeited	(50,000)	$19.92
Outstanding at September 30, 2017	—	$—	0	$—
Vested and expected to vest at September 30, 2017	—	$—	0	$—
Exercisable at September 30, 2017	—	$—	0	$—

As of September 30, 2017 and 2016, there was no unrecognized compensation expense at either date, related to unvested share-based compensation arrangements under the Stock Option Plan.

Note 10: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters ended September 30, 2017 and 2016.

	For the Quarter Ended September 30, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2017	$211	$18	$229

Other comprehensive income (loss) before reclassifications	3	(2)	1
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	3	(2)	1

Ending balance at September 30, 2017	$214	$16	$230

	For the Quarter Ended September 30, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2016	$286	$27	$313

Other comprehensive loss before reclassifications	(30)	(3)	(33)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(30)	(3)	(33)

Ending balance at September 30, 2016	$256	$24	$280

Note 11: Offsetting Derivative and Other Financial Instruments

The Corporation’s derivative transactions are generally governed by International Swaps and Derivatives Association Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Corporation has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office. The Corporation’s policy is to present its derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition on a net basis. The derivative assets and liabilities are comprised of mandatory loan sale commitments, TBA MBS trades and option contracts.

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation’s Condensed Consolidated Statement of Financial Condition, and the gross amount not offset in the Corporation’s Condensed Consolidated Statement of Financial Condition as of the dates indicated.

As of September 30, 2017:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$387	$—	$387	$—	$—	$387
Total	$387	$—	$387	$—	$—	$387

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$10	$—	$10	$—	$—	$10
Total	$10	$—	$10	$—	$—	$10

As of June 30, 2017:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$623	$—	$623	$—	$—	$623
Total	$623	$—	$623	$—	$—	$623

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Note 12: Subsequent Event

On October 24, 2017, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on November 14, 2017 will be entitled to receive the cash dividend.  The cash dividend will be payable on December 5, 2017.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At September 30, 2017, the Corporation had total assets of $1.19 billion, total deposits of $927.0 million and total stockholders’ equity of $124.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage ("PBM"), a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination, purchase and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and nine retail loan production offices located throughout California.  The Corporation’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On July 31, 2017, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on August 21, 2017, which was paid on September 11, 2017.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 12 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2017. These developments could have an adverse impact on our financial position and our results of operations.  Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2017 Annual Report on Form 10-K for the year ended June 30, 2017 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes during the three months ended September 30, 2017 to the critical accounting policies as described in the Corporation's 2017 Annual Report on Form 10-K for the period ended June 30, 2017.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other mortgage loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire transfer fees and overdraft protection fees, among others. Community banking operations also includes providing investment services which primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank’s depositors.

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

Mortgage banking operations primarily consist of the origination, purchase and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to modify its operations, including the number of mortgage banking personnel, in response to the rapidly changing mortgage banking environment.  Changes may include a different product mix, changes to underwriting standards, variations in its operating expenses or a combination of these and other changes.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at September 30, 2017 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,618	$3,372	$1,527	$990	$8,507
Pension benefits	241	482	483	6,655	7,861
Time deposits	109,339	115,561	31,616	7,254	263,770
FHLB – San Francisco advances	22,642	14,890	44,276	52,009	133,817
FHLB – San Francisco letter of credit	7,000	—	—	—	7,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$141,840	$134,305	$77,902	$69,366	$423,413

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of September 30, 2017, the Bank serviced $14.1 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Total assets decreased $6.8 million, or one percent, to $1.19 billion at September 30, 2017 from $1.20 billion at June 30, 2017.  The decrease was primarily attributable to decreases in cash and cash equivalents, partly offset by increases in loans held for investment, loans held for sale and investment securities held to maturity.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $23.6 million, or 32 percent, to $49.2 million at September 30, 2017 from $72.8 million at June 30, 2017.  The decrease in the total cash and cash equivalents was primarily attributable to the utilization of cash to fund the increases in loans held for sale, loans held for investment, investment securities held to maturity and to payoff short-term borrowings that matured during the first three months of fiscal 2018.

Investment securities (held to maturity and available for sale) increased $3.9 million, or six percent, to $73.7 million at September 30, 2017 from $69.8 million at June 30, 2017. The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities during the first three months of fiscal 2018. For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $3.2 million to $908.1 million at September 30, 2017 from $904.9 million at June 30, 2017.  During the first three months of fiscal 2018, the Corporation originated $45.0 million of loans held for investment, consisting primarily of single-family and multi-family loans.  During the first three months of fiscal 2018, the Corporation did not purchase any loans held for investment. Total loan principal payments during the first three months of fiscal 2018 were $43.4 million, down 14 percent from $50.5 million during the comparable period in fiscal 2017, due primarily to lower loan refinance activity. The balance of preferred loans increased $2.9 million, or one percent, to $588.0 million at September 30, 2017, compared to $585.1 million at June 30, 2017, net of undisbursed loan funds of $8.2 million and $9.0 million, respectively, and represented 65 percent and 64 percent of loans held for investment, respectively.  The balance of single-family loans held for investment increased slightly to $322.4 million at September 30, 2017, compared to $322.2 million at June 30, 2017, and represented approximately 35 percent of loans held for investment for both dates.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2017 and June 30, 2017, as a percentage of the total dollar amount outstanding:

As of September 30, 2017

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$104,237	32%	$153,972	48%	$63,007	20%	$1,147	—%	$322,363	100%
Multi-family	81,896	17%	284,778	59%	113,199	23%	2,744	1%	482,617	100%
Commercial real estate	31,111	32%	41,822	43%	23,930	25%	—	—%	96,863	100%
Construction	3,537	22%	10,613	65%	2,140	13%	—	—%	16,290	100%
Total	$220,781	24%	$491,185	53%	$202,276	22%	$3,891	1%	$918,133	100%

(1)	Other than the Inland Empire.

As of June 30, 2017

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$102,686	32%	$156,045	49%	$62,249	19%	$1,217	—%	$322,197	100%
Multi-family	80,861	17%	282,871	59%	113,459	24%	2,768	—%	479,959	100%
Commercial real estate	31,497	32%	42,192	43%	23,873	25%	—	—%	97,562	100%
Construction	3,760	24%	10,614	66%	1,635	10%	—	—%	16,009	100%
Total	$218,804	24%	$491,722	54%	$201,216	22%	$3,985	—%	$915,727	100%

(1)	Other than the Inland Empire.

Loans held for sale increased $10.7 million, or nine percent, to $127.2 million at September 30, 2017 from $116.5 million at June 30, 2017.  The increase was primarily due to the timing difference between loan fundings and loan sale settlements. Total loans originated and purchased for sale during the quarter ended September 30, 2017 was $392.3 million as compared to $405.9 million during the quarter ended June 30, 2017.

Total deposits increased slightly to $927.0 million at September 30, 2017 from $926.5 million at June 30, 2017.  Transaction accounts increased $10.2 million, or two percent, to $668.8 million at September 30, 2017 from $658.6 million at June 30, 2017, while time deposits decreased $9.6 million, or four percent, to $258.3 million at September 30, 2017 from $267.9 million at June 30, 2017. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings decreased $5.0 million, or four percent, to $121.2 million at September 30, 2017 as compared to $126.2 million at June 30, 2017, due to the maturity of short-term borrowings. The borrowings were primarily comprised of long-term FHLB - San Francisco advances for interest rate risk management purposes.

Total stockholders’ equity decreased $3.3 million, or three percent, to $124.9 million at September 30, 2017 from $128.2 million at June 30, 2017, primarily as a result of stock repurchases totaling $2.4 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”), $1.1 million of quarterly cash dividends paid to shareholders and a net loss of $225,000, partly offset by the amortization of stock-based compensation benefits during the first three months of fiscal 2018.

Comparison of Operating Results for the Quarters Ended September 30, 2017 and 2016

The Corporation’s net loss for the first quarter of fiscal 2018 was $225,000, a decrease of $1.8 million, or 114 percent, as compared to the net income of $1.6 million in the same period of fiscal 2017. The decrease in the net result for the first quarter of fiscal 2018 was primarily attributable to a decrease in the gain on sale of loans and an increase in other non-interest expense, partly offset by a decrease in salaries and employee benefits expense, compared to the same period one year ago. The current quarter results were affected by $2.75 million of litigation-related expenses, including settlement costs, which, net of tax benefit, reduced net income by approximately $0.20 per diluted share.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 102 percent for the first quarter of fiscal 2018 from 85 percent in the same period of fiscal 2017.

Return on average assets decreased 61 basis points to (0.08) percent in the first quarter of fiscal 2018 from 0.53 percent in the same period last year; and return on average equity decreased to (0.70) percent in the first quarter of fiscal 2018 from 4.79 percent in the same period last year.

Diluted (loss) earnings per share for the first quarter of fiscal 2018 were $(0.03), a 115 percent decrease from $0.20 in the same period last year. The higher percentage decrease in the diluted earnings per share in comparison to the percentage decrease in the net income between each period was primarily attributable to stock repurchases during the prior 12 months.

Net Interest Income:

For the Quarters Ended September 30, 2017 and 2016.  Net interest income increased by $30,000 to $9.1 million for the first quarter of fiscal 2018 as compared to the comparable period in fiscal 2017, as a result of a higher net interest margin, partly offset by a lower average earning asset balance. The net interest margin increased nine basis points to 3.17 percent in the first quarter of fiscal 2018 from 3.08 percent in the same period of fiscal 2017, primarily due to an increase in the average yield on interest-earning assets and a small decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by seven basis points to 3.74 percent from 3.67 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities decreased by two basis points to 0.62 percent for the first quarter of fiscal 2018 as compared to 0.64 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to an increase in the average yield of loans held for investment and an increase in the average yield of loans held for sale. The average balance of interest-earning assets decreased $28.5 million, or two percent, to $1.15 billion in the first quarter of fiscal 2018 from $1.18 billion in the comparable period of fiscal 2017, primarily reflecting a decrease in average loans held for sale, partly offset by increases in average loans held for investment and investment securities.

Interest Income:

For the Quarters Ended September 30, 2017 and 2016.  Total interest income decreased by $59,000, or one percent, to $10.7 million for the first quarter of fiscal 2018 from $10.8 million in the same quarter of fiscal 2017.  The decrease was primarily due to lower interest income on loans receivable, partly offset by higher interest income on investment securities and interest-earning deposits.

Interest income on loans receivable decreased $323,000, or three percent, to $10.2 million in the first quarter of fiscal 2018 from $10.5 million for the same quarter of fiscal 2017.  This decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield. The average balance of loans receivable, including loans held for sale, decreased by $70.5 million, or seven percent, to $1.01 billion for the first quarter of fiscal 2018 from $1.08 billion in the same quarter of fiscal 2017, primarily due to a decrease in average loans held for sale attributable to a decrease in mortgage banking activity which was partly offset by an increase in average loans held for investment.  The average loan yield, including loans held for sale, during the first quarter of fiscal 2018 increased 14 basis points to 4.03 percent from 3.89 percent during the same quarter last year, primarily due to an increase in the average yield of loans held for investment and an increase in the average yield of loans held for sale with a lower percentage of loans held for sale to total loans receivable.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment increased $60.9 million, or seven percent, to $907.9 million during the first quarter of fiscal 2018 from $847.0 million in the same quarter of fiscal 2017. The average yield on the loans held for investment increased by seven basis points to 4.04 percent in the first quarter of fiscal 2018 from 3.97 percent in the same quarter of fiscal 2017. The average balance of loans held for sale, however, decreased $131.4 million, or 57 percent, to $99.7 million during the first quarter of fiscal 2018 from $231.1 million in the same quarter of fiscal 2017. The average yield on the loans held for sale increased by 34 basis points to 3.93 percent in the first quarter of fiscal 2018 from 3.59 percent in the same quarter of fiscal 2017.

Interest income from investment securities increased $173,000, or 206 percent, to $257,000 in the first quarter of fiscal 2018 from $84,000 for the same quarter of fiscal 2017. This increase was attributable to a higher average yield and, to a lesser extent, a higher average balance. The average investment securities yield increased 68 basis points to 1.36 percent in the first quarter of fiscal 2018 from 0.68 percent in the same quarter of fiscal 2017. The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments. The average balance of investment securities increased $25.9 million, or 52 percent, to $75.5 million in the first quarter of fiscal 2018 from $49.6 million in the same quarter of fiscal 2017. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2018 was $141,000, down 24 percent from $185,000 in the same quarter of fiscal 2017. The average yield decreased 218 basis points to 6.96 percent in the first quarter of fiscal 2018 as compared to 9.14 percent in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $190,000 in the first quarter of fiscal 2018, up 245 percent from $55,000 in the same quarter of fiscal 2017.  The increase was due to a higher average yield, and to a lesser extent, a higher average balance in the first quarter of fiscal 2018 as compared to the same quarter last year.  The average yield earned on interest-earning deposits increased 75 basis points to 1.25 percent in the first quarter of fiscal 2018 from 0.50 percent in the comparable quarter last year, due primarily to the increases in the federal funds rate over the last year. The average balance of the interest-earning deposits in the first quarter of fiscal 2018 was $59.4 million, an increase of $16.1 million or 37 percent, from $43.3 million in the same quarter of fiscal 2017. The increase in interest-earning deposits was primarily due to the decline in the average balance of loans held for sale, partly offset by the increases in loans held for investment and investment securities, consistent with the Corporation’s interest rate risk management strategy.

Interest Expense:

For the Quarters Ended September 30, 2017 and 2016.  Total interest expense for the first quarter of fiscal 2018 was $1.6 million as compared to $1.7 million for the same period last year, a decrease of $89,000, or five percent.  This decrease was attributable to a lower interest expense on deposits, partly offset by a higher interest expense on borrowings.

Interest expense on deposits for the first quarter of fiscal 2018 was $891,000 as compared to $1.0 million for the same period last year, a decrease of $123,000, or 12 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance, and to a lesser extent, a lower average cost of deposits. The average balance of deposits decreased $9.8 million, or one percent, to $923.0 million during the quarter ended September 30, 2017 from $932.8 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts. The average cost of deposits decreased five basis points to 0.38 percent during the first quarter of fiscal 2018 from 0.43 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower average cost of time deposits and a lower percentage of time deposits to the total deposit balance. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in anticipation of higher interest rates. The average balance of transaction accounts to total deposits in the first quarter of fiscal 2018 was 71 percent, compared to 67 percent in the same period of fiscal 2017.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2018 increased $34,000, or five percent, to $736,000 from $702,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average cost, partly offset by a lower average balance.  The average cost of borrowings increased 37 basis points to 2.56 percent for the quarter ended September 30, 2017 from 2.19 percent in the same quarter last year. The increase in the average cost of advances was primarily due to the maturities of short-term borrowings with an average cost below the existing borrowings in the first quarter of fiscal 2017. The average balance of borrowings decreased $12.8 million, or 10 percent, to $114.1 million during the quarter ended September 30, 2017 from $126.9 million during the same period last year.

The following tables present the average balance sheets for the quarters ended September 30, 2017 and 2016, respectively:

Average Balance Sheets

	Quarter Ended September 30, 2017			Quarter Ended September 30, 2016
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$1,007,579	$10,157	4.03%	$1,078,082	$10,480	3.89%
Investment securities	75,470	257	1.36%	49,597	84	0.68%
FHLB – San Francisco stock	8,108	141	6.96%	8,094	185	9.14%
Interest-earning deposits	59,445	190	1.25%	43,309	55	0.50%

Total interest-earning assets	1,150,602	10,745	3.74%	1,179,082	10,804	3.67%

Non interest-earning assets	31,528			31,568

Total assets	$1,182,130			$1,210,650

Interest-bearing liabilities:
Checking and money market accounts (2)	$373,217	103	0.11%	$350,692	98	0.11%
Savings accounts	286,705	149	0.21%	276,787	144	0.21%
Time deposits	263,123	639	0.96%	305,355	772	1.00%

Total deposits	923,045	891	0.38%	932,834	1,014	0.43%

Borrowings	114,148	736	2.56%	126,940	702	2.19%

Total interest-bearing liabilities	1,037,193	1,627	0.62%	1,059,774	1,716	0.64%

Non interest-bearing liabilities	16,883			17,701

Total liabilities	1,054,076			1,077,475

Stockholders’ equity	128,054			133,175
Total liabilities and stockholders’ equity	$1,182,130			$1,210,650

Net interest income		$9,118			$9,088

Interest rate spread (3)			3.12%			3.03%
Net interest margin (4)			3.17%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.93%			111.26%
Return on average assets			(0.08)%			0.53%
Return on average equity			(0.70)%			4.79%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $207 and $168 for the quarters ended September 30, 2017 and 2016, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $79.7 million and $70.6 million during the quarters ended September 30, 2017 and 2016, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters ended September 30, 2017 and 2016, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended September 30, 2017 Compared To Quarter Ended September 30, 2016 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$388	$(686)	$(25)	$(323)
Investment securities	85	44	44	173
FHLB – San Francisco stock	(44)	—	—	(44)
Interest-bearing deposits	85	20	30	135
Total net change in income on interest-earning assets	514	(622)	49	(59)

Interest-bearing liabilities:
Checking and money market accounts	—	5	—	5
Savings accounts	—	5	—	5
Time deposits	(31)	(106)	4	(133)
Borrowings	117	(71)	(12)	34
Total net change in expense on interest-bearing liabilities	86	(167)	(8)	(89)
Net increase (decrease) in net interest income	$428	$(455)	$57	$30

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended September 30, 2017 and 2016.  During the first quarter of fiscal 2018, the Corporation recorded a provision for loan losses of $169,000, as compared to a $150,000 recovery from the allowance for loan losses in the same period of fiscal 2017.  The provision recorded in the first quarter of fiscal 2018 was primarily attributable to the increase in loans held for investment and net charge-offs during the first quarter of fiscal 2018. Non-performing loans, net of the allowance for loan losses and fair value adjustments, was virtually unchanged at $8.0 million at both September 30, 2017 and June 30, 2017 and were $10.0 million at September 30, 2016. Net charge-offs in the first quarter of fiscal 2018 were $145,000 or 0.06 percent (annualized) of average loans receivable, compared to net recoveries of $205,000 or 0.08 percent (annualized) of average loans receivable in the same quarter of fiscal 2017. Total classified loans, net of the allowance for loan losses and fair value adjustments, consisting of special mention and substandard loans, were $12.9 million at September 30, 2017 as compared to $11.7 million at June 30, 2017 and $18.9 million at September 30, 2016.

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

At September 30, 2017, the allowance for loan losses was $8.1 million, comprised of collectively evaluated allowances of $8.0 million and individually evaluated allowances of $32,000; in comparison to the allowance for loan losses of $8.0 million at June 30, 2017, comprised of collectively evaluated allowances of $7.9 million and individually evaluated allowances of $101,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.88 percent at September 30, 2017, unchanged from June 30, 2017. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2017 and 2016.  Total non-interest income decreased $2.9 million, or 31 percent, to $6.4 million for the quarter ended September 30, 2017 from $9.3 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans during the current quarter as compared to the comparable period last year.

The net gain on sale of loans decreased $3.2 million, or 40 percent, to $4.8 million for the first quarter of fiscal 2018 from $8.0 million in the same quarter of fiscal 2017 reflecting the impact of a lower loan sale volume and a slightly lower average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $248.1 million or 39 percent to $392.2 million in the quarter ended September 30, 2017 from $640.3 million in the comparable quarter last year. The decrease in loan sale volume was attributable to the decrease in refinance activity as compared to the same period last year. The total refinance loans as a percentage of total loans originated by PBM during the first quarter of fiscal 2018 was 42 percent, down from 58 percent in the same quarter of fiscal 2017. The average loan sale margin for PBM decreased one basis point to 1.24 percent in the first quarter of fiscal 2018 from 1.25 percent in the same period of fiscal 2017. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $94,000 in the first quarter of fiscal 2018 as compared to a favorable fair-value adjustment net gain of $2.1 million in the same period last year. The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of September 30, 2017, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $4.9 million, compared to $5.0 million at June 30, 2017 and $10.8 million at September 30, 2016.

Non-Interest Expense:

For the Quarters Ended September 30, 2017 and 2016.  Total non-interest expense in the quarter ended September 30, 2017 was $15.7 million, an increase of $102,000, or one percent, as compared to $15.6 million in the quarter ended September 30, 2016. The increase was primarily a result of an increase in other non-interest expense, partly offset by a decrease in salaries and employee benefits expense. The increase in other non-interest expenses was primarily attributable to a previously disclosed $2.75 million litigation settlement related to a class action lawsuit involving claims by non-exempt employees under California law. The decrease in salaries and employee benefits expense was primarily related to lower variable compensation resulting from lower mortgage banking loan originations.

Total salaries and employee benefits expense decreased $2.0 million, or 18 percent, to $9.3 million in the first quarter of fiscal 2018 from $11.3 million in the same period of fiscal 2017.  The decrease was primarily attributable to lower incentive compensation costs related to lower mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) decreased $268.4 million, or 38 percent, to $437.2 million in the first quarter of fiscal 2018 from $705.6 million in the comparable quarter of fiscal 2017.

Total other non-interest expenses increased $2.26 million, or 140 percent, to $3.9 million in the first quarter of fiscal 2018 from $1.6 million in the same period of fiscal 2017. The increase was primarily attributable to a $2.75 million litigation settlement regarding the lawsuit known as "Cannon versus Provident Savings Bank, F.S.B." which was settled on September 12, 2017. No additional contingencies exist regarding this matter although the settlement agreement remains subject to court approval and other customary conditions.

Provision (Benefit) for Income Taxes:

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

For the Quarters Ended September 30, 2017 and 2016.  The Corporation’s income tax benefit was $208,000 for the first quarter of fiscal 2018, as compared to a $1.26 million provision for income taxes in the same quarter last year, as a result of the pre-tax loss in the current quarter. The effective income tax rate for the quarter ended September 30, 2017 was 48.0 percent, up from 44.2 percent in the same quarter last year. The increase in the effective tax rate was attributable to the tax effect of stock-based compensation in the first quarter of fiscal 2018. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2018 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, at September 30, 2017 were unchanged from June 30, 2017 at $8.0 million. Non-performing loans as a percentage of loans held for investment at September 30, 2017 was also unchanged from June 30, 2017 at 0.88 percent.  The non-performing loans at September 30, 2017 were primarily comprised of 29 single-family loans ($7.9 million) and one commercial business loan ($64,000). This compares to the $8.0 million of non-performing loans at June 30, 2017 which were primarily comprised of 27 single-family loans ($7.7 million); one commercial real estate loan ($201,000) and one commercial business loan ($65,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of September 30, 2017, total restructured loans increased $821,000, or 23 percent, to $4.5 million from $3.6 million at June 30, 2017.  At September 30, 2017 and June 30, 2017, $3.5 million and $3.1 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2017, $1.4 million, or 32 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $1.7 million, or 46 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2017.

No real estate owned was outstanding at September 30, 2017, as compared to $1.6 million at June 30, 2017.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $1.6 million or 17 percent to $8.0 million or 0.67 percent of total assets at September 30, 2017 from $9.6 million or 0.80 percent of total assets at June 30, 2017. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first three months of fiscal 2018, the Corporation did not repurchase any loans from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreement.  This compares to the first three months of fiscal 2017 when the Corporation repurchased one loan, totaling $389,000, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, which was subsequently paid off. Additional repurchase requests may have been settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first three months of fiscal 2018 and 2017, the Corporation did not record a recourse provision and did not settle any claims. As of September 30, 2017, the total recourse reserve for loans sold that are subject to repurchase was $305,000, unchanged from June 30, 2017 but down from $453,000 at September 30, 2016.

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

The following table shows the summary of the recourse liability for the quarters ended September 30, 2017 and 2016:

	For the Quarters Ended September 30,
Recourse Liability	2017	2016
(In Thousands)

Balance, beginning of the period	$305	$453
Provision for recourse liability	—	—
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$305	$453

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were derived at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated or overstated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline or improvement in real estate values that has occurred and the specific location and condition of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline or improvement in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2017:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$9,277	736	77%	9.61 years
Stated income (5)	$92,990	730	62%	11.75 years
FICO less than or equal to 660	$8,071	643	63%	8.76 years
Over 30-year amortization	$9,770	729	64%	12.05 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $4.9 million of “stated income,” $337,000 of “FICO less than or equal to 660,” and $219,000 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2017:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$9,277	—%	—%
Fully amortize between 1 year and 5 years	—	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$9,277	—%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2017:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$92,320	5%	—%
Interest rate reset between 1 year and 5 years	670	—%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$92,990	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

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

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at September 30, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD 2017	Total
Loan balance (in thousands)	$159,819	$117	$957	$3,061	$2,650	$9,169	$14,312	$38,810	$78,701	$307,596
Weighted-average LTV (1)	62%	66%	61%	57%	45%	66%	69%	66%	74%	66%
Weighted-average age (in years)	11.83	6.87	6.17	5.19	4.25	3.10	2.30	1.19	0.51	6.74
Weighted-average FICO (2)	730	700	711	740	755	753	744	743	739	735
Number of loans	537	1	4	14	22	23	21	70	117	809

Geographic breakdown (%)
Inland Empire	35%	100%	57%	11%	43%	45%	22%	27%	31%	32%
Southern California (3)	53%	—%	43%	38%	27%	30%	48%	40%	47%	49%
Other California (4)	11%	—%	—%	51%	30%	25%	30%	33%	22%	19%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at September 30, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD 2017	Total
Loan balance (in thousands)	$23,328	$—	$6,783	$19,812	$68,599	$80,329	$84,316	$132,242	$67,208	$482,617
Weighted-average LTV (1)	41%	—%	52%	52%	54%	54%	54%	49%	52%	52%
Weighted-average DCR (2)	1.58x	—	1.57x	1.78x	1.67x	1.66x	1.62x	1.67x	1.61x	1.65x
Weighted-average age (in years)	12.37	—	5.99	5.05	4.16	3.21	2.25	1.24	0.39	2.80
Weighted-average FICO (3)	696	—	768	721	764	764	757	756	751	753
Number of loans	53	—	9	22	91	98	123	152	101	649

Geographic breakdown (%)
Inland Empire	33%	—%	7%	18%	31%	12%	16%	10%	19%	17%
Southern California (4)	46%	—%	78%	46%	49%	53%	64%	64%	66%	59%
Other California (5)	9%	—%	15%	36%	20%	35%	20%	26%	15%	23%
Other States	12%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2017:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$112,263	—%	—%	6%
Interest rate reset or mature between 1 year and 5 years	355,679	—%	—%	5%
Interest rate reset or mature after 5 years	14,675	—%	—%	—%
Total	$482,617	—%	—%	5%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at September 30, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD 2017	Total (5)(6)
Loan balance (in thousands)	$1,251	$339	$—	$10,962	$13,133	$21,372	$21,545	$17,625	$10,636	$96,863
Weighted-average LTV (1)	25%	54%	—%	45%	46%	45%	42%	50%	41%	45%
Weighted-average DCR (2)	1.47x	1.25x	—	1.92x	1.66x	1.93x	1.79x	1.58x	1.59x	1.75x
Weighted-average age (in years)	16.38	7.35	—	5.03	4.18	3.14	2.22	1.36	0.39	2.85
Weighted-average FICO (2)	708	703	—	743	759	752	754	759	757	754
Number of loans	6	2	—	10	19	26	27	23	16	129

Geographic breakdown (%):
Inland Empire	73%	49%	—%	69%	23%	38%	29%	11%	30%	32%
Southern California (3)	27%	51%	—%	31%	47%	43%	33%	62%	44%	43%
Other California (4)	—%	—%	—%	—%	30%	19%	38%	27%	26%	25%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $42.1 million in Mixed Use; $16.7 million in Retail; $10.4 million in Mobile Home Parks; $8.2 million in Office; $5.3 million in Warehouse; $4.9 million in Medical/Dental Office; $3.6 million in Mini-Storage; $2.6 million in Restaurant/Fast Food; $1.6 million in Automotive – Non Gasoline and $1.5 million in Light Industrial/Manufacturing.

(6)	Consisting of $90.9 million or 93.8 percent in investment properties and $6.0 million or 6.2 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2017:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$23,761	—%	—%	67%
Interest rate reset or mature between 1 year and 5 years	73,102	—%	—%	89%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$96,863	—%	—%	83%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At September 30, 2017	At June 30, 2017
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$4,534	$4,668
Commercial real estate	—	201
Total	4,534	4,869

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,393	3,061
Commercial business loans	64	65
Total	3,457	3,126

Total non-performing loans	7,991	7,995

Real estate owned, net	—	1,615
Total non-performing assets	$7,991	$9,610

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.88%	0.88%

Non-performing loans as a percentage of total assets	0.67%	0.67%

Non-performing assets as a percentage of total assets	0.67%	0.80%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of September 30, 2017:

	Calendar Year of Origination
(In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	YTD 2017	Total
Mortgage loans:
Single-family	$7,839	$—	$—	$88	$—	$—	$—	$—	$—	$7,927
Commercial business loans	64	—	—	—	—	—	—	—	—	64
Total	$7,903	$—	$—	$88	$—	$—	$—	$—	$—	$7,991

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of September 30, 2017:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,787	$3,681	$1,459	$—	$7,927
Commercial business loans	64	—	—	—	64
Total	$2,851	$3,681	$1,459	$—	$7,991

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:

	At September 30, 2017		At June 30, 2017
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$4,267	10	$3,443	9
Multi-family	—	—	272	1
Construction	611	1	—	—
Total special mention loans	4,878	11	3,715	10

Substandard loans:
Mortgage loans:
Single-family	7,927	31	7,729	29
Commercial real estate	—	—	201	1
Commercial business loans	64	1	65	1
Total substandard loans	7,991	32	7,995	31

Total classified loans	12,869	43	11,710	41

Real estate owned:
Single-family	—	—	1,615	2
Total real estate owned	—	—	1,615	2

Total classified assets	$12,869	43	$13,325	43

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters indicated:

	For the Quarters Ended September 30,
(In Thousands)	2017	2016
Loans originated and purchased for sale:
Retail originations	$213,301	$318,970
Wholesale originations and purchases	178,991	328,372
Total loans originated and purchased for sale (1)	392,292	647,342

Loans sold:
Servicing released	(373,463)	(559,013)
Servicing retained	(7,588)	(9,301)
Total loans sold (2)	(381,051)	(568,314)

Loans originated for investment:
Mortgage loans:
Single-family	27,336	11,830
Multi-family	12,194	19,041
Commercial real estate	4,492	2,827
Construction	934	1,635
Consumer loans	1	—
Total loans originated for investment (3)	44,957	35,333

Loans purchased for investment:
Mortgage loans:
Single-family	—	50
Multi-family	—	22,906
Total loans purchased for investment (3)	—	22,956

Mortgage loan principal payments	(43,361)	(50,542)
Real estate acquired in settlement of loans	—	(1,298)
Increase in other items, net (4)	990	3,380

Net increase in loans held for investment and loans held for sale at fair value	$13,827	$88,857

(1)	Includes PBM loans originated and purchased for sale during the quarters ended September 30, 2017 and 2016 totaling $392.3 million and $647.3 million, respectively.

(2)	Includes PBM loans sold during the quarters ended September 30, 2017 and 2016 totaling $381.1 million and $568.3 million, respectively.

(3)	Includes PBM loans originated and purchased for investment during the quarters ended September 30, 2017 and 2016 totaling $25.4 million and $11.2 million, respectively.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first three months of fiscal 2018 and 2017, the Corporation originated and purchased $437.2 million and $705.6 million of loans, respectively.  The total loans sold in the first three months of fiscal 2018 and 2017 were $381.1 million and $568.3 million, respectively.  At September 30, 2017, the Corporation had loan origination commitments totaling $96.3 million, undisbursed lines of credit totaling $1.2 million and undisbursed construction loan funds totaling $8.2 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first three months of fiscal 2018, the net increase in deposits was $495,000, primarily due to the increase in transaction accounts, partly offset by non-renewing scheduled maturities in time deposits. The increase in transaction accounts and the decrease in time deposits were consistent with the Corporation's operating strategy. As of September 30, 2017, total deposits were $927.0 million. At September 30, 2017, time deposits scheduled to mature in one year or less were $107.5 million and total time deposits with a principal amount of $100,000 or higher were $128.3 million.   Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2017, total cash and cash equivalents were $49.2 million, or four percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2017, total borrowings were $121.2 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $289.5 million and the remaining available collateral was $519.3 million. In addition, the Bank has secured a $67.1 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $71.4 million.  As of September 30, 2017, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2018 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of September 30, 2017.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2017 decreased to 18.6 percent from 22.1 percent for the quarter ended June 30, 2017.

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

At September 30, 2017, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at September 30, 2017 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of September 30, 2017
Tier 1 leverage capital (to adjusted average assets)	$124,651	10.55%	$47,272	4.00%	$59,090	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets)	$124,651	17.46%	$41,047	5.75%	$46,401	6.50%
Tier 1 capital (to risk-weighted assets)	$124,651	17.46%	$51,755	7.25%	$57,109	8.00%
Total capital (to risk-weighted assets)	$132,927	18.62%	$66,032	9.25%	$71,386	10.00%

As of June 30, 2017
Tier 1 leverage capital (to adjusted assets)	$127,956	10.77%	$47,506	4.00%	$59,383	5.00%
CET1 capital (to risk-weighted assets)	$127,956	17.57%	$41,885	5.75%	$47,348	6.50%
Tier 1 capital (to risk-weighted assets)	$127,956	17.57%	$52,811	7.25%	$58,274	8.00%
Total capital (to risk-weighted assets)	$136,271	18.71%	$67,380	9.25%	$72,843	10.00%

Provident Savings Bank, F.S.B.:

As of September 30, 2017
Tier 1 leverage capital (to adjusted average assets)	$112,722	9.54%	$47,272	4.00%	$59,090	5.00%
CET1 capital (to risk-weighted assets)	$112,722	15.79%	$41,041	5.75%	$46,394	6.50%
Tier 1 capital (to risk-weighted assets)	$112,722	15.79%	$51,747	7.25%	$57,100	8.00%
Total capital (to risk-weighted assets)	$120,998	16.95%	$66,022	9.25%	$71,375	10.00%

As of June 30, 2017
Tier 1 leverage capital (to adjusted assets)	$117,530	9.90%	$47,503	4.00%	$59,379	5.00%
CET1 capital (to risk-weighted assets)	$117,530	16.14%	$41,877	5.75%	$47,339	6.50%
Tier 1 capital (to risk-weighted assets)	$117,530	16.14%	$52,801	7.25%	$58,263	8.00%
Total capital (to risk-weighted assets)	$125,845	17.28%	$67,367	9.25%	$72,829	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This requirement began to be phased in on January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each year to an amount equal to 2.5 percent of risk-weighted assets when fully implemented in January 2019. As of September 30, 2017, the conservation buffer was 1.25%.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first three months of fiscal 2018, the Bank paid a cash dividend of $5.0 million to the Corporation; while the Corporation paid $1.1 million of cash dividends to its shareholders.

Supplemental Information

	At September 30, 2017	At June 30, 2017	At September 30, 2016

Loans serviced for others (in thousands)	$122,585	$119,304	$105,548

Book value per share	$16.42	$16.62	$16.70

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

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2017 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$266,418	$129,801	$1,318,495	20.21%	+899 bp
+300 bp	$240,483	$103,866	$1,299,436	18.51%	+729 bp
+200 bp	$210,419	$73,802	$1,276,512	16.48%	+526 bp
+100 bp	$175,536	$38,919	$1,249,394	14.05%	+283 bp
0 bp	$136,617	$—	$1,217,881	11.22%	0 bp
-100 bp	$119,324	$(17,293)	$1,206,746	9.89%	-133 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2017 (“base case”).

(2)	Derived as the NPV divided by the portfolio value of total assets.

(3)	Derived as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2017 and June 30, 2017.

	At September 30, 2017	At June 30, 2017
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.22%	11.49%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.89%	10.16%
Sensitivity Measure: Change in NPV Ratio	-133 bp	-133 bp

The pre-shock NPV ratio declined 27 basis points to 11.22 percent at September 30, 2017 from 11.49 percent at June 30, 2017 and the post-shock NPV ratio declined 27 basis points to 9.89 percent at September 30, 2017 from 10.16 percent at June 30, 2017. The decline of the NPV ratios was primarily attributable to a $5.0 million cash dividend distribution from the Bank to the Corporation in September 2017 and the net loss in the first three months of fiscal 2018.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of September 30, 2017:

	Term to Repricing, Migration, or Maturity(1)
	As of September 30, 2017
	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non sensitive	Total
	(Dollars In thousands)
Repricing Assets:
Cash and cash equivalents	$46,389	$—	$—	$2,828	$49,217
Investment securities	21,606	—	—	52,085	73,691
Loans held for investment	301,795	236,862	289,209	80,194	908,060
Loans held for sale	127,234	—	—	—	127,234
FHLB - San Francisco stock	8,108	—	—	—	8,108
Other assets	—	—	—	27,476	27,476
Total assets	505,132	236,862	289,209	162,583	1,193,786

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	82,415	82,415
Checking deposits - interest bearing	39,145	78,291	78,291	65,242	260,969
Savings deposits	57,672	115,343	115,343	—	288,358
Money market deposits	18,508	18,507	—	—	37,015
Time deposits	107,467	112,662	30,933	7,197	258,259
FHLB - San Francisco borrowings	20,004	10,000	41,202	50,000	121,206
Other liabilities	—	—	—	20,643	20,643
Stockholders' equity	—	—	—	124,921	124,921
Total liabilities and stockholders' equity	242,796	334,803	265,769	350,418	1,193,786

Repricing gap positive (negative)	$262,336	$(97,941)	$23,440	$(187,835)	$—
Cumulative repricing gap:
Dollar amount	$262,336	$164,395	$187,835	$—	$—
Percent of total assets	22%	14%	16%	—%	—%

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

The extent to which the net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary. As a result, the relationship between interest-earning assets and interest-bearing liabilities, as shown in the previous table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the previous table.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

•	The Corporation’s current balance sheet and repricing characteristics;

•	Forecasted balance sheet growth consistent with the business plan;

•	Current interest rates and yield curves and management estimates of projected interest rates;

•	Embedded options, interest rate floors, periodic caps and lifetime caps;

•	Repricing characteristics for market rate sensitive instruments;

•	Loan, investment, deposit and borrowing cash flows;

•	Loan prepayment estimates for each type of loan; and

•	Immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at September 30, 2017 and June 30, 2017.

At September 30, 2017		At June 30, 2017
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	14.72%	+400 bp	16.70%
+300 bp	12.52%	+300 bp	14.23%
+200 bp	10.16%	+200 bp	11.62%
+100 bp	7.34%	+100 bp	8.29%
-100 bp	(3.97)%	-100 bp	(3.68)%

At both September 30, 2017 and June 30, 2017, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore at September 30, 2017 and June 30, 2017, in a rising interest rate environment, the model forecasts an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the model forecasts a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2017 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

On August 12, 2015, the Court issued an order denying the plaintiffs' motion for summary judgment and granting the Bank's motion for summary judgment affirming that the plaintiffs were properly classified as exempt employees and denying the federal claims. On August 18, 2015, the plaintiffs filed an appeal to the order. On July 5, 2017, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the Court’s ruling granting the Bank's motion for summary judgment, instead ruling the plaintiffs were improperly classified as exempt employees and were entitled to overtime compensation. The Ninth Circuit remanded the case back to the Court with instructions to enter summary judgement in favor of the plaintiffs. On September 7, 2017, the Bank filed a petition for writ of certiorari with the United States Supreme Court. As a result of the Ninth Circuit’s unfavorable ruling, the Corporation recorded an additional litigation accrual of $1.0 million in the Corporation’s Consolidated Statements of Operations for the fiscal year ended June 30, 2017. It is reasonably possible the Management estimate of this litigation accrual could change as more information becomes available during litigation of this matter.

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

On August 6, 2015, a former employee, Christina Cannon, filed a lawsuit called Cannon versus Provident Savings Bank, F.S.B. in the California Superior Court for the County of San Bernardino. Cannon seeks to represent a class of all non-exempt employees in a class action lawsuit brought under California’s Unfair Competition Law, Business & Professions Code section 17200. The underlying claims include unpaid overtime (including off-the-clock work), meal and rest period violations, minimum wage violations, and failure to reimburse business expenses. On September 8, 2017, the attorneys for the plaintiffs in the Cannon Lawsuit sent notification to the Bank and to the California Labor & Workforce Development Agency informing them of their intent to bring a claim under the Private Attorneys’ General Act of 2004 (“PAGA”) on behalf of all non-exempt employees and covering a variety of alleged wage and hour violations. On September 12, 2017, the Bank, the wholly-owned subsidiary of Provident Financial Holdings, Inc., entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending Cannon Lawsuit. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $2.75 million, which includes all settlement funds, the class representative enhancement award, settlement administrator’s expenses, any employer-side payroll taxes, and class counsel’s attorneys’ fees and costs. The Bank’s decision to settle this matter was the result of the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation. In addition, the Bank determined that the settlement would reduce the Bank’s potential exposure to damages, penalties, fines and plaintiffs’ legal fees in the event of an unfavorable outcome in a court trial. The settlement includes the dismissal of all claims against the Bank and related parties in the Cannon Lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Bank. The settlement described in the Memorandum of Understanding remains subject to court approval and other customary conditions. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Bank resulting in the full $2.75 million settlement expense being recognized in the first quarter of fiscal 2018.

The Corporation is not a party to any other pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations and cash flows of the Corporation.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2017	1,500	$18.92	1,500	383,700
August 1 – 31, 2017	33,800	$19.11	33,800	349,900
September 1 – 30, 2017	90,700	$19.58	90,700	259,200
Total	126,000	$19.44	126,000	259,200

(1)	Represents the remaining shares available for future purchases under the June 2017 stock repurchase plan.

During the quarter ended September 30, 2017, the Corporation purchased 126,000 shares of the Corporation’s common stock at an average cost of $19.44 per share. As of September 30, 2017, a total of 126,000 shares or 33 percent of the shares authorized in the June 2017 stock repurchase plan have been purchased at an average cost of $19.44 per share, leaving 259,200 shares available for future purchases. During the quarter ended September 30, 2017, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 7, 2017	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.