Form 10-Q
period 2017-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2018-02-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of January 31, 2018
Common stock, $ 0.01 par value, per share	7,477,776 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2017 and June 30, 2017	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2017 and 2016	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Six Months Ended December 31, 2017 and 2016	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2017 and 2016	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2017 and 2016	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	46
	Safe-Harbor Statement	47
	Critical Accounting Policies	48
	Executive Summary and Operating Strategy	48
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	49
	Comparison of Financial Condition at December 31, 2017 and June 30, 2017	50
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2017 and 2016	52
	Asset Quality	61
	Loan Volume Activities	69
	Liquidity and Capital Resources	70
	Supplemental Information	72

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	72

ITEM 4 -	Controls and Procedures	75

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	76
ITEM 1A -	Risk Factors	77
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	77
ITEM 3 -	Defaults Upon Senior Securities	78
ITEM 4 -	Mine Safety Disclosures	78
ITEM 5 -	Other Information	78
ITEM 6 -	Exhibits	78

SIGNATURES12		81

.
PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	December 31, 2017	June 30, 2017
Assets
Cash and cash equivalents	$47,173	$72,826
Investment securities – held to maturity, at cost	87,626	60,441
Investment securities – available for sale, at fair value	8,405	9,318
Loans held for investment, net of allowance for loan losses of $8,075 and $8,039, respectively; includes $5,157 and $6,445 at fair value, respectively	885,976	904,919
Loans held for sale, at fair value	96,589	116,548
Accrued interest receivable	3,147	2,915
Real estate owned, net	621	1,615
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,108	8,108
Premises and equipment, net	7,816	6,641
Prepaid expenses and other assets	16,670	17,302

Total assets	$1,162,131	$1,200,633

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$77,144	$77,917
Interest-bearing deposits	830,644	848,604
Total deposits	907,788	926,521

Borrowings	111,189	126,226
Accounts payable, accrued interest and other liabilities	22,454	19,656
Total liabilities	1,041,431	1,072,403

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 17,976,615 and 17,949,365 shares issued; 7,474,776 and 7,714,052 shares outstanding, respectively)	180	180
Additional paid-in capital	94,011	93,209
Retained earnings	189,610	192,754
Treasury stock at cost (10,501,839 and 10,235,313 shares, respectively)	(163,311)	(158,142)
Accumulated other comprehensive income, net of tax	210	229

Total stockholders’ equity	120,700	128,230

Total liabilities and stockholders’ equity	$1,162,131	$1,200,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Interest income:
Loans receivable, net	$9,735	$10,116	$19,892	$20,596
Investment securities	319	128	576	212
FHLB – San Francisco stock	143	458	284	643
Interest-earning deposits	168	101	358	156
Total interest income	10,365	10,803	21,110	21,607

Interest expense:
Checking and money market deposits	112	105	215	203
Savings deposits	149	146	298	290
Time deposits	625	731	1,264	1,503
Borrowings	728	736	1,464	1,438
Total interest expense	1,614	1,718	3,241	3,434

Net interest income	8,751	9,085	17,869	18,173
(Recovery) provision for loan losses	(11)	(350)	158	(500)
Net interest income, after (recovery) provision for loan losses	8,762	9,435	17,711	18,673

Non-interest income:
Loan servicing and other fees	317	310	680	577
Gain on sale of loans, net	4,317	6,478	9,164	14,474
Deposit account fees	536	552	1,094	1,102
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(22)	(63)	(62)	(166)
Card and processing fees	373	361	754	725
Other	220	194	463	372
Total non-interest income	5,741	7,832	12,093	17,084

Non-interest expense:
Salaries and employee benefits	8,633	10,349	17,902	21,663
Premises and occupancy	1,260	1,235	2,574	2,524
Equipment	375	340	737	702
Professional expenses	521	630	1,041	1,135
Sales and marketing expenses	301	253	504	549
Deposit insurance premiums and regulatory assessments	218	177	402	425
Other(1)	1,905	1,684	5,787	3,302
Total non-interest expense	13,213	14,668	28,947	30,300

Income before income taxes	1,290	2,599	857	5,457
Provision for income taxes(2)	2,067	1,095	1,859	2,359
Net (loss) income	$(777)	$1,504	$(1,002)	$3,098

Basic (loss) earnings per share	$(0.10)	$0.19	$(0.13)	$0.39
Diluted (loss) earnings per share	$(0.10)	$0.18	$(0.13)	$0.38
Cash dividends per share	$0.14	$0.13	$0.28	$0.26
..
(1) Includes $650,000 of litigation expense accrual related to "McKeen-Chaplin" and "Neal" matters for the quarter ended December 31, 2017 and $3.4 million of litigation expense accruals related to "McKeen-Chaplin," "Neal" and "Cannon" matters for the six months ended December 31, 2017.
(2) Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the quarter and six months ended December 31, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
Net (loss) income	$(777)	$1,504	$(1,002)	$3,098

Change in unrealized holding loss on securities available for sale	(80)	(28)	(78)	(84)
Reclassification adjustment for net loss on securities available for sale included in net loss	45	—	45	—
Other comprehensive loss, before income taxes	(35)	(28)	(33)	(84)

Income tax benefit	(15)	(12)	(14)	(35)
Other comprehensive loss	(20)	(16)	(19)	(49)

Total comprehensive (loss) income	$(797)	$1,488	$(1,021)	$3,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended December 31, 2017 and 2016:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2017	7,609,552	$180	$93,669	$191,451	$(160,609)	$230	$124,921

Net loss				(777)			(777)
Other comprehensive loss						(20)	(20)
Purchase of treasury stock	(140,526)				(2,702)		(2,702)
Exercise of stock options	5,750		84				84
Amortization of restricted stock			142				142
Stock options expense			116				116
Cash dividends(1)				(1,064)			(1,064)

Balance at December 31, 2017	7,474,776	$180	$94,011	$189,610	$(163,311)	$210	$120,700

(1) Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2017.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2016	7,978,166	$178	$91,633	$192,227	$(151,095)	$280	$133,223

Net income				1,504			1,504
Other comprehensive loss						(16)	(16)
Purchase of treasury stock	(85,800)				(1,659)		(1,659)
Exercise of stock options	22,750	1	267				268
Amortization of restricted stock			133				133
Awards of restricted stock			(25)		25		—
Forfeiture of restricted stock			73		(73)		—
Stock options expense			142				142
Tax effect from stock-based compensation			(8)				(8)
Cash dividends(1)				(1,032)			(1,032)

Balance at December 31, 2016	7,915,116	$179	$92,215	$192,699	$(152,802)	$264	$132,555

(1) Cash dividends of $0.13 per share were paid in the quarter ended December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended December 31, 2017 and 2016:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2017	7,714,052	$180	$93,209	$192,754	$(158,142)	$229	$128,230

Net loss				(1,002)			(1,002)
Other comprehensive loss						(19)	(19)
Purchase of treasury stock	(266,526)				(5,152)		(5,152)
Exercise of stock options	27,250		261				261
Amortization of restricted stock			291				291
Forfeitures of restricted stock			17		(17)		—
Stock options expense			233				233
Cash dividends(1)				(2,142)			(2,142)

Balance at December 31, 2017	7,474,776	$180	$94,011	$189,610	$(163,311)	$210	$120,700

(1) Cash dividends of $0.28 per share were paid in the six months ended December 31, 2017.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2016	7,975,250	$178	$90,802	$191,666	$(149,508)	$313	$133,451

Net income				3,098			3,098
Other comprehensive loss						(49)	(49)
Purchase of treasury stock(1)	(171,634)				(3,321)		(3,321)
Exercise of stock options	23,750	1	284				285
Distribution of restricted stock	87,750						—
Amortization of restricted stock			495				495
Awards of restricted stock			(161)		161		—
Forfeitures of restricted stock			134		(134)		—
Stock options expense			482				482
Tax effect from stock-based compensation			179				179
Cash dividends(2)				(2,065)			(2,065)

Balance at December 31, 2016	7,915,116	$179	$92,215	$192,699	$(152,802)	$264	$132,555

(1) Includes the repurchase of 25,598 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.26 per share were paid in the six months ended December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,002)	$3,098
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,582	1,334
Provision (recovery) for loan losses	158	(500)
(Recovery) provision of losses on real estate owned	(552)	76
Gain on sale of loans, net	(9,164)	(14,474)
Loss (gain) on sale of real estate owned, net	580	(33)
Stock-based compensation	524	977
(Benefit) provision for deferred income taxes	(79)	1,504
Tax effect from stock based compensation	—	(179)
Increase in accounts payable, accrued interest and other liabilities	3,278	3,441
Increase in prepaid expenses and other assets	(306)	(497)
Loans originated for sale	(724,156)	(1,189,253)
Proceeds from sale of loans	753,571	1,230,321
Net cash provided by operating activities	24,434	35,815

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	17,548	(29,008)
Principal payments from investment securities held to maturity	10,837	6,252
Principal payments from investment securities available for sale	885	1,044
Purchase of investment securities held to maturity	(38,511)	—
Proceeds from sale of real estate owned	1,587	857
Purchase of premises and equipment	(1,589)	(185)
Net cash used for investing activities	(9,243)	(21,040)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(18,733)	2,289
Repayments of short-term borrowings, net	(15,000)	—
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	(37)	(36)
Exercise of stock options	261	285
Withholding taxes on stock based compensation	(41)	(501)
Tax effect from stock based compensation	—	179
Cash dividends	(2,142)	(2,065)
Treasury stock purchases	(5,152)	(3,321)
Net cash (used for) provided by financing activities	(40,844)	16,830

Net (decrease) increase in cash and cash equivalents	(25,653)	31,605
Cash and cash equivalents at beginning of period	72,826	51,206
Cash and cash equivalents at end of period	$47,173	$82,811
Supplemental information:
Cash paid for interest	$3,252	$3,411
Cash paid for income taxes	$2,350	$1,934
Transfer of loans held for sale to held for investment	$521	$1,584
Real estate acquired in the settlement of loans	$700	$1,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2017 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2017.  The results of operations for the quarter and six months ended December 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are applicable to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2017, except the adoption of ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting)," beginning in fiscal 2018 which did not have a material impact on its condensed consolidated financial statements.

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

As of December 31, 2017 and 2016, there were outstanding options to purchase 585,500 shares and 903,000 shares of the Corporation’s common stock, respectively. Of those shares, as of December 31, 2017 and 2016, there were 585,500 shares and 151,000 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2017, there were outstanding restricted stock awards of 109,000 shares with no dilutive effect in the second quarter of fiscal 2018; and as of December 31, 2016, there were outstanding restricted stock awards of 105,000 shares which had a dilutive effect in the second quarter of fiscal 2017.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2017 and 2016, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net (loss) income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$(777)	$1,504	$(1,002)	$3,098

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,566	7,954	7,630	7,951

Effect of dilutive shares:
Stock options	—	170	—	164
Restricted stock	—	21	—	35

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,566	8,145	7,630	8,150

Basic (loss) earnings per share	$(0.10)	$0.19	$(0.13)	$0.39
Diluted (loss) earnings per share	$(0.10)	$0.18	$(0.13)	$0.38

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and six months ended December 31, 2017 and 2016, respectively.

	For the Quarter Ended December 31, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$8,217	$534	$8,751
Recovery from the allowance for loan losses	(11)	—	(11)
Net interest income, after recovery from the allowance for loan losses	8,228	534	8,762

Non-interest income:
Loan servicing and other fees (1)	108	209	317
Gain on sale of loans, net (2)	22	4,295	4,317
Deposit account fees	536	—	536
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(22)	—	(22)
Card and processing fees	373	—	373
Other	220	—	220
Total non-interest income	1,237	4,504	5,741

Non-interest expense:
Salaries and employee benefits	4,449	4,184	8,633
Premises and occupancy	822	438	1,260
Operating and administrative expenses(3)	1,189	2,131	3,320
Total non-interest expense	6,460	6,753	13,213
Income (loss) before income taxes	3,005	(1,715)	1,290
Provision (benefit) for income taxes(4)	2,532	(465)	2,067
Net income (loss)	$473	$(1,250)	$(777)
Total assets, end of period	$1,065,204	$96,927	$1,162,131

(1)	Includes an inter-company charge of $99 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $79 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

(3)	Includes $650,000 of litigation expense accrual for the second quarter of fiscal 2018, all of which was allocated to PBM.

(4)	Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the quarter ended December 31, 2017.

	For the Quarter Ended December 31, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,821	$1,264	$9,085
Recovery from the allowance for loan losses	(346)	(4)	(350)
Net interest income after recovery from the allowance for loan losses	8,167	1,268	9,435

Non-interest income:
Loan servicing and other fees (1)	250	60	310
Gain on sale of loans, net (2)	37	6,441	6,478
Deposit account fees	552	—	552
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(58)	(5)	(63)
Card and processing fees	361	—	361
Other	194	—	194
Total non-interest income	1,336	6,496	7,832

Non-interest expense:
Salaries and employee benefits	4,642	5,707	10,349
Premises and occupancy	792	443	1,235
Operating and administrative expenses	1,152	1,932	3,084
Total non-interest expense	6,586	8,082	14,668
Income (loss) before income taxes	2,917	(318)	2,599
Provision (benefit) for income taxes	1,228	(133)	1,095
Net income (loss)	$1,689	$(185)	$1,504
Total assets, end of period	$1,035,158	$156,997	$1,192,155

(1)	Includes an inter-company charge of $128 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $109 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$16,767	$1,102	$17,869
Provision for loan losses	158	—	158
Net interest income, after provision for loan losses	16,609	1,102	17,711

Non-interest income:
Loan servicing and other fees (1)	155	525	680
Gain on sale of loans, net (2)	22	9,142	9,164
Deposit account fees	1,094	—	1,094
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(62)	—	(62)
Card and processing fees	754	—	754
Other	463	—	463
Total non-interest income	2,426	9,667	12,093

Non-interest expense:
Salaries and employee benefits	8,951	8,951	17,902
Premises and occupancy	1,649	925	2,574
Operating and administrative expenses(3)	3,440	5,031	8,471
Total non-interest expense	14,040	14,907	28,947
Income (loss) before income taxes	4,995	(4,138)	857
Provision (benefit) for income taxes(4)	3,343	(1,484)	1,859
Net income (loss)	$1,652	$(2,654)	$(1,002)
Total assets, end of period	$1,065,204	$96,927	$1,162,131

(1)	Includes an inter-company charge of $339 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $138 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

(3)	Includes $3.4 million of litigation accrual expense for the first six months of fiscal 2018, of which $2.1 million was allocated to PBM.

(4)	Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the six months ended December 31, 2017.

	For the Six Months Ended December 31, 2016
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$15,396	$2,777	$18,173
Recovery from the allowance for loan losses	(310)	(190)	(500)
Net interest income, after recovery from the allowance for loan losses	15,706	2,967	18,673

Non-interest income:
Loan servicing and other fees (1)	319	258	577
Gain on sale of loans, net (2)	38	14,436	14,474
Deposit account fees	1,102	—	1,102
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(163)	(3)	(166)
Card and processing fees	725	—	725
Other	372	—	372
Total non-interest income	2,393	14,691	17,084

Non-interest expense:
Salaries and employee benefits	9,536	12,127	21,663
Premises and occupancy	1,648	876	2,524
Operating and administrative expenses	2,299	3,814	6,113
Total non-interest expense	13,483	16,817	30,300
Income before income taxes	4,616	841	5,457
Provision for income taxes	2,005	354	2,359
Net income	$2,611	$487	$3,098
Total assets, end of period	$1,035,158	$156,997	$1,192,155

(1)	Includes an inter-company charge of $223 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $168 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2017 and June 30, 2017 were as follows:

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$600	$—	$—	$600	$600
U.S. government sponsored enterprise MBS (1)	87,026	147	437	86,736	87,026
Total investment securities - held to maturity	$87,626	$147	$437	$87,336	$87,626

Available for sale:
U.S. government agency MBS	$4,678	$181	$—	$4,859	$4,859
U.S. government sponsored enterprise MBS	2,977	150	—	3,127	3,127
Private issue CMO (2)	413	6	—	419	419
Total investment securities - available for sale	$8,068	$337	$—	$8,405	$8,405
Total investment securities	$95,694	$484	$437	$95,741	$96,031

(1)	Mortgage-Backed Securities (“MBS”).

(2)	Collateralized Mortgage Obligations (“CMO”).

As of June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$600	$—	$—	$600	$600
U.S. government sponsored enterprise MBS	59,841	265	77	60,029	59,841
Total investment securities - held to maturity	$60,441	$265	$77	$60,629	$60,441

Available for sale:
U.S. government agency MBS	$5,197	$186	$—	$5,383	$5,383
U.S. government sponsored enterprise MBS	3,301	173	—	3,474	3,474
Private issue CMO	456	5	—	461	461
Total investment securities - available for sale	$8,954	$364	$—	$9,318	$9,318
Total investment securities	$69,395	$629	$77	$69,947	$69,759

In the second quarters of fiscal 2018 and 2017, the Corporation received MBS principal payments of $5.8 million and $3.2 million, respectively, and there were no sales of investment securities during these periods. The Corporation purchased U.S. government sponsored enterprise MBS totaling $28.4 million, to be held to maturity, during the second quarter of fiscal 2018 and no purchases were made during the second quarter of fiscal 2017. For the first six months of fiscal 2018 and 2017, the Corporation received MBS principal payments of $11.7 million and $7.3 million, respectively, and there were no sales of investment securities during these periods. In the first six months of fiscal 2018, the Corporation purchased U.S. government sponsored enterprise MBS totaling $38.5 million, to be held to maturity, and none were purchased in the first six months of fiscal 2017.

The Corporation held investments with an unrealized loss position of $437,000 at December 31, 2017 and $77,000 at June 30, 2017.

As of December 31, 2017	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$71,893	$437	$—	$—	$71,893	$437
Total investment securities	$71,893	$437	$—	$—	$71,893	$437

As of June 30, 2017	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$28,722	$77	$—	$—	$28,722	$77
Total investment securities	$28,722	$77	$—	$—	$28,722	$77

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of December 31, 2017 and June 30, 2017, the unrealized holding losses were for a term of less than 12 months. The Corporation does not believe that there are any other-than-temporary impairments on the investment securities at December 31, 2017 and 2016; therefore, no impairment losses were recorded for the quarters and six months ended December 31, 2017 and 2016.

Contractual maturities of investment securities as of December 31, 2017 and June 30, 2017 were as follows:

	December 31, 2017		June 30, 2017
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$600	$600	$600	$600
Due after one through five years	11,036	11,002	4,698	4,708
Due after five through ten years	43,596	43,286	41,404	41,374
Due after ten years	32,394	32,448	13,739	13,947
Total investment securities - held to maturity	$87,626	$87,336	$60,441	$60,629

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	8,068	8,405	8,954	9,318
Total investment securities - available for sale	$8,068	$8,405	$8,954	$9,318
Total investment securities	$95,694	$95,741	$69,395	$69,947

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

(In Thousands)	December 31, 2017	June 30, 2017
Mortgage loans:
Single-family	$313,837	$322,197
Multi-family	463,786	479,959
Commercial real estate	103,366	97,562
Construction	14,430	16,009
Commercial business loans	478	576
Consumer loans	144	129
Total loans held for investment, gross	896,041	916,432

Undisbursed loan funds	(7,358)	(9,015)
Advance payments of escrows	46	61
Deferred loan costs, net	5,322	5,480
Allowance for loan losses	(8,075)	(8,039)
Total loans held for investment, net	$885,976	$904,919

The following table sets forth information at December 31, 2017 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 2 percent of loans held for investment at both December 31, 2017 and June 30, 2017.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$152,732	$23,887	$73,968	$51,007	$12,243	$313,837
Multi-family	117,609	169,374	160,034	14,216	2,553	463,786
Commercial real estate	27,941	38,106	31,511	5,220	588	103,366
Construction	12,527	—	—	—	1,903	14,430
Commercial business loans	46	—	—	—	432	478
Consumer loans	144	—	—	—	—	144
Total loans held for investment, gross	$310,999	$231,367	$265,513	$70,443	$17,719	$896,041

The Corporation has developed an internal loan grading system to evaluate and quantify the Bank’s loans held for investment portfolio with respect to quality and risk. Management continually evaluates the credit quality of the Corporation’s loan portfolio and conducts a quarterly review of the adequacy of the allowance for loan losses using quantitative and qualitative methods. The Corporation has adopted an internal risk rating policy in which each loan is rated for credit quality with a rating of pass, special mention, substandard, doubtful or loss. The two primary components that are used during the loan review process to determine the proper allowance levels are individually evaluated allowances and collectively evaluated allowances. Quantitative loan loss factors are developed by determining the historical loss experience, expected future cash flows, discount rates and collateral fair values, among other components. Qualitative loan loss factors are developed by assessing general economic indicators such as gross domestic product, retail sales, unemployment rates, employment growth, California home sales and median California home prices. The Corporation assigns individual factors for the quantitative and qualitative methods for each loan category and each internal risk rating.

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	December 31, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$302,868	$463,786	$103,366	$10,734	$402	$144	$881,300
Special Mention	2,842	—	—	926	—	—	3,768
Substandard	8,127	—	—	2,770	76	—	10,973
Total loans held for investment, gross	$313,837	$463,786	$103,366	$14,430	$478	$144	$896,041

	June 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$310,738	$479,687	$97,361	$16,009	$496	$129	$904,420
Special Mention	3,443	272	—	—	—	—	3,715
Substandard	8,016	—	201	—	80	—	8,297
Total loans held for investment, gross	$322,197	$479,959	$97,562	$16,009	$576	$129	$916,432

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

The following table summarizes the Corporation’s allowance for loan losses at December 31, 2017 and June 30, 2017:

(In Thousands)	December 31, 2017	June 30, 2017
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$3,303	$3,515
Multi-family	3,295	3,420
Commercial real estate	933	879
Construction	504	96
Commercial business loans	17	21
Consumer loans	8	7
Total collectively evaluated allowance	8,060	7,938

Individually evaluated for impairment:
Mortgage loans:
Single-family	—	86
Commercial business loans	15	15
Total individually evaluated allowance	15	101
Total loan loss allowance	$8,075	$8,039

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(Dollars in Thousands)	2017	2016	2017	2016

Allowance at beginning of period	$8,063	$8,725	$8,039	$8,670

(Recovery) provision for loan losses	(11)	(350)	158	(500)

Recoveries:
Mortgage loans:
Single-family	48	33	132	296
Multi-family	—	6	—	13
Consumer loans	—	—	—	1
Total recoveries	48	39	132	310

Charge-offs:
Mortgage loans:
Single-family	(25)	(21)	(254)	(87)
Consumer loans	—	(2)	—	(2)
Total charge-offs	(25)	(23)	(254)	(89)

Net recoveries (charge-offs)	23	16	(122)	221
Balance at end of period	$8,075	$8,391	$8,075	$8,391

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.90%	0.96%	0.90%	0.96%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.01)%	(0.01)%	0.02%	(0.04)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	December 31, 2017
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$304,173	$1,537	$8,127	$313,837
Multi-family	463,786	—	—	463,786
Commercial real estate	103,366	—	—	103,366
Construction	14,430	—	—	14,430
Commercial business loans	402	—	76	478
Consumer loans	144	—	—	144
Total loans held for investment, gross	$886,301	$1,537	$8,203	$896,041

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2017
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$313,146	$1,035	$8,016	$322,197
Multi-family	479,959	—	—	479,959
Commercial real estate	97,361	—	201	97,562
Construction	16,009	—	—	16,009
Commercial business loans	496	—	80	576
Consumer loans	129	—	—	129
Total loans held for investment, gross	$907,100	$1,035	$8,297	$916,432

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended December 31, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,579	$3,431	$875	$140	$31	$7	$8,063
(Recovery) provision for loan losses	(299)	(136)	58	364	1	1	(11)
Recoveries	48	—	—	—	—	—	48
Charge-offs	(25)	—	—	—	—	—	(25)
Allowance for loan losses, end of period	$3,303	$3,295	$933	$504	$32	$8	$8,075

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$15	$—	$15
Collectively evaluated for impairment	3,303	3,295	933	504	17	8	8,060
Allowance for loan losses, end of period	$3,303	$3,295	$933	$504	$32	$8	$8,075

Loans held for investment:
Individually evaluated for impairment	$7,038	$—	$—	$—	$76	$—	$7,114
Collectively evaluated for impairment	306,799	463,786	103,366	14,430	402	144	888,927
Total loans held for investment, gross	$313,837	$463,786	$103,366	$14,430	$478	$144	$896,041
Allowance for loan losses as a percentage of gross loans held for investment	1.05%	0.71%	0.90%	3.49%	6.69%	5.56%	0.90%

	Quarter Ended December 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,575	$3,186	$854	$53	$7	$42	$8	$8,725
(Recovery) provision for loan losses	(304)	(36)	(18)	12	(1)	(5)	2	(350)
Recoveries	33	6	—	—	—	—	—	39
Charge-offs	(21)	—	—	—	—	—	(2)	(23)
Allowance for loan losses, end of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391

Allowance for loan losses:
Individually evaluated for impairment	$97	$—	$—	$—	$—	$15	$—	$112
Collectively evaluated for impairment	4,186	3,156	836	65	6	22	8	8,279
Allowance for loan losses, end of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391

Loans held for investment:
Individually evaluated for impairment	$7,844	$374	$—	$—	$—	$85	$—	$8,303
Collectively evaluated for impairment	308,751	448,091	98,044	16,872	265	525	184	872,732
Total loans held for investment, gross	$316,595	$448,465	$98,044	$16,872	$265	$610	$184	$881,035
Allowance for loan losses as a percentage of gross loans held for investment	1.35%	0.70%	0.85%	0.39%	2.26%	6.07%	4.35%	0.96%

	Six Months Ended December 31, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,601	$3,420	$879	$96	$36	$7	$8,039
(Recovery) provision for loan losses	(176)	(125)	54	408	(4)	1	158
Recoveries	132	—	—	—	—	—	132
Charge-offs	(254)	—	—	—	—	—	(254)
Allowance for loan losses, end of period	$3,303	$3,295	$933	$504	$32	$8	$8,075

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$15	$—	$15
Collectively evaluated for impairment	3,303	3,295	933	504	17	8	8,060
Allowance for loan losses, end of period	$3,303	$3,295	$933	$504	$32	$8	$8,075

Loans held for investment:
Individually evaluated for impairment	$7,038	$—	$—	$—	$76	$—	$7,114
Collectively evaluated for impairment	306,799	463,786	103,366	14,430	402	144	888,927
Total loans held for investment, gross	$313,837	$463,786	$103,366	$14,430	$478	$144	$896,041
Allowance for loan losses as a percentage of gross loans held for investment	1.05%	0.71%	0.90%	3.49%	6.69%	5.56%	0.90%

	Six Months Ended December 31, 2016
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670
(Recovery) provision for loan losses	(859)	343	(12)	34	(1)	(6)	1	(500)
Recoveries	296	13	—	—	—	—	1	310
Charge-offs	(87)	—	—	—	—	—	(2)	(89)
Allowance for loan losses, end of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391

Allowance for loan losses:
Individually evaluated for impairment	$97	$—	$—	$—	$—	$15	$—	$112
Collectively evaluated for impairment	4,186	3,156	836	65	6	22	8	8,279
Allowance for loan losses, end of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391

Loans held for investment:
Individually evaluated for impairment	$7,844	$374	$—	$—	$—	$85	$—	$8,303
Collectively evaluated for impairment	308,751	448,091	98,044	16,872	265	525	184	872,732
Total loans held for investment, gross	$316,595	$448,465	$98,044	$16,872	$265	$610	$184	$881,035
Allowance for loan losses as a percentage of gross loans held for investment	1.35%	0.70%	0.85%	0.39%	2.26%	6.07%	4.35%	0.96%

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

	At December 31, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,126	$—	$1,126	$(240)	$886
Without a related allowance(2)	7,951	(913)	7,038	—	7,038
Total single-family	9,077	(913)	8,164	(240)	7,924

Commercial business loans:
With a related allowance	76	—	76	(15)	61
Total commercial business loans	76	—	76	(15)	61

Total non-performing loans	$9,153	$(913)	$8,240	$(255)	$7,985

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value adjustments.
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

At both December 31, 2017 and June 30, 2017, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended December 31, 2017 and 2016, the Corporation’s average recorded investment in non-performing loans was $8.2 million and $10.6 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended December 31, 2017 and 2016, interest income of $10,000 and $34,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $80,000 and $68,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method. Forgone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $35,000 and $37,000 for the quarters ended December 31, 2017 and 2016, respectively, and was not included in the results of operations.

For the six months ended December 31, 2017 and 2016, the Corporation’s average recorded investment in non-performing loans was $8.4 million and $11.0 million, respectively. For the six months ended December 31, 2017 and 2016, interest income of $170,000 and $103,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $174,000 and $136,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method. Forgone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $84,000 and $76,000 for the six months ended December 31, 2017 and 2016, respectively, and was not included in the results of operations.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2017 and 2016:

	Quarter Ended December 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,301	$—	$7,458	$1
Multi-family	—	—	375	—
	7,301	—	7,833	1

With related allowances:
Mortgage loans:
Single-family	786	8	2,578	19
Multi-family	—	—	92	12
Commercial business loans	76	2	88	2
	862	10	2,758	33

Total	$8,163	$10	$10,591	$34

	Six Months Ended December 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,659	$135	$7,771	$37
Multi-family	—	—	377	—
Commercial real estate	34	13	—	—
	7,693	148	8,148	37

With related allowances:
Mortgage loans:
Single-family	608	19	2,517	46
Multi-family	—	—	279	17
Commercial business loans	77	3	91	3
	685	22	2,887	66

Total	$8,378	$170	$11,035	$103

For the quarters and six months ended December 31, 2017 and 2016, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. During the quarters and six months ended December 31, 2017 and 2016, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters and six months ended December 31, 2017 and 2016, there were no loans whose modification was extended beyond the initial maturity of the modification, except for one commercial business loan with an outstanding balance of $85,000 which was extended for two years during the second quarter of fiscal 2017. At both December 31, 2017 and June 30, 2017, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of December 31, 2017, the Corporation held 12 restructured loans with a net outstanding balance of $4.4 million: two were classified as special mention on accrual status ($962,000); and 10 were classified as substandard ($3.5 million, all on non-accrual status). As of June 30, 2017, the Corporation held 10 restructured loans with a net outstanding balance of $3.6 million:  one was classified as special mention on accrual status ($506,000); and nine were classified as substandard ($3.1 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of December 31, 2017 and June 30, 2017, $2.8 million or 64 percent, and $1.7 million or 46 percent, respectively, of the restructured loans were current with respect to their modified payment terms.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months; 12 months for those loans that were restructured more than once; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above, multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”) must also demonstrate a combination of the following characteristics to be upgraded: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among other characteristics.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

	At	At
(In Thousands)	December 31, 2017	June 30, 2017
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,416	$3,061
Commercial business loans	61	65
Total	3,477	3,126

Restructured loans on accrual status:
Mortgage loans:
Single-family	962	506
Total	962	506

Total restructured loans	$4,439	$3,632

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At December 31, 2017
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
Without a related allowance(2)	$4,914	$(536)	$4,378	$—	$4,378
Total single-family	4,914	(536)	4,378	—	4,378

Commercial business loans:
With a related allowance	76	—	76	(15)	61
Total commercial business loans	76	—	76	(15)	61

Total restructured loans	$4,990	$(536)	$4,454	$(15)	$4,439

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

During the quarter ended December 31, 2017, one property was acquired in the settlement of loans, while no previously foreclosed upon properties were sold.  This compares to the quarter ended December 31, 2016 when no properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold. For the six months ended December 31, 2017, one property was acquired in the settlement of loans, while two previously foreclosed upon properties were sold.  This compares to the six months ended December 31, 2016 when three properties were acquired in the settlement of loans, while three previously foreclosed upon properties were sold. As of December 31, 2017, there was one outstanding real estate owned property located in California with a net fair value of $621,000. This compares to the real estate owned with a net fair value of $1.6 million at June 30, 2017, comprised of one property located in California and one property located in Arizona.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2017 and June 30, 2017, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $57.7 million and $111.8 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2017	June 30, 2017
(In Thousands)

Undisbursed loan funds – Construction loans	$7,358	$9,015
Undisbursed lines of credit – Commercial business loans	559	646
Undisbursed lines of credit – Consumer loans	525	562
Commitments to extend credit on loans to be held for investment	9,702	19,119
Total	$18,144	$29,342

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2017 and 2016.

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2017	2016	2017	2016
Balance, beginning of the period	$213	$173	$277	$204
Recovery	(25)	—	(89)	(31)
Balance, end of the period	$188	$173	$188	$173

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At December 31, 2017, $739,000 was included in other assets and $228,000 was included in other liabilities; at June 30, 2017, $1.5 million was included in other assets and $38,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments is recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and six months ended December 31, 2017 and 2016 were as follows:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2017	2016	2017	2016
(In Thousands)
Commitments to extend credit on loans to be held for sale	$29	$(1,098)	$(93)	$(2,309)
Mandatory loan sale commitments and TBA MBS trades	(582)	1,068	(791)	2,865
Option contracts, net	—	366	(37)	344
Total net (loss) gain	$(553)	$336	$(921)	$900

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	December 31, 2017		June 30, 2017
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$48,032	$716	$92,726	$809
Best efforts loan sale commitments	(12,890)	—	(17,225)	—
Mandatory loan sale commitments and TBA MBS trades	(121,575)	(205)	(179,777)	586
Option contracts, net	—	—	(3,000)	37
Total	$(86,433)	$511	$(107,276)	$1,432

(1)	Net of 30.6 percent at December 31, 2017 and 25.7 percent at June 30, 2017 of commitments which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of December 31, 2017:
Loans held for investment, at fair value	$5,157	$5,362	$(205)
Loans held for sale, at fair value	$96,589	$93,449	$3,140

As of June 30, 2017:
Loans held for investment, at fair value	$6,445	$6,696	$(251)
Loans held for sale, at fair value	$116,548	$112,940	$3,608

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$4,859	$—	$4,859
U.S. government sponsored enterprise MBS	—	3,127	—	3,127
Private issue CMO	—	—	419	419
Investment securities - available for sale	—	7,986	419	8,405

Loans held for investment, at fair value	—	—	5,157	5,157
Loans held for sale, at fair value	—	96,589	—	96,589
Interest-only strips	—	—	26	26

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	737	737
TBA MBS trades	—	2	—	2
Derivative assets	—	2	737	739
Total assets	$—	$104,577	$6,339	$110,916

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$21	$21
Mandatory loan sale commitments	—	—	24	24
TBA MBS trades	—	183	—	183
Derivative liabilities	—	183	45	228
Total liabilities	$—	$183	$45	$228

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$5,383	$—	$5,383
U.S. government sponsored enterprise MBS	—	3,474	—	3,474
Private issue CMO	—	—	461	461
Investment securities - available for sale	—	8,857	461	9,318

Loans held for investment, at fair value	—	—	6,445	6,445
Loans held for sale, at fair value	—	116,548	—	116,548
Interest-only strips	—	—	31	31

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	847	847
Mandatory loan sale commitments	—	—	47	47
TBA MBS trades	—	539	—	539
Option contracts	—	—	37	37
Derivative assets	—	539	931	1,470
Total assets	$—	$125,944	$7,868	$133,812

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$38	$38
Derivative liabilities	—	—	38	38
Total liabilities	$—	$—	$38	$38

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2017
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Total
Beginning balance at September 30, 2017	$448	$6,924	$28	$687	$(4)	$8,083
Total gains or losses (realized/unrealized):
Included in earnings	—	38	—	29	(20)	47
Included in other comprehensive loss	—	—	(2)	—	—	(2)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(29)	(1,805)	—	—	—	(1,834)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2017	$419	$5,157	$26	$716	$(24)	$6,294

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

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2017
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2017	$461	$6,445	$31	$809	$47	$37	$7,830
Total gains or losses (realized/unrealized):
Included in earnings	—	46	—	(93)	(73)	(37)	(157)
Included in other comprehensive loss	1	—	(5)	—	—	—	(4)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(43)	(1,856)	—	—	2	—	(1,897)
Transfers in and/or out of Level 3	—	522	—	—	—	—	522
Ending balance at December 31, 2017	$419	$5,157	$26	$716	$(24)	$—	$6,294

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2016
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2016	$601	$5,159	$47	$3,785	$(31)	$—	$9,561
Total gains or losses (realized/ unrealized):
Included in earnings	—	(101)	—	(2,309)	(255)	344	(2,321)
Included in other comprehensive (loss) income	1	—	(10)	—	—	—	(9)
Purchases	—	—	—	—	—	138	138
Issuances	—	—	—	—	—	—	—
Settlements	(64)	(678)	—	—	6	(482)	(1,218)
Transfers in and/or out of Level 3	—	1,584	—	—	—	—	1,584
Ending balance at December 31, 2016	$538	$5,964	$37	$1,476	$(280)	$—	$7,735

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,038	$947	$7,985
MSA	—	—	450	450
Real estate owned, net	—	621	—	621
Total	$—	$7,659	$1,397	$9,056

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,049	$946	$7,995
MSA	—	—	407	407
Real estate owned, net	—	1,615	—	1,615
Total	$—	$8,664	$1,353	$10,017

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of December 31, 2017:

(Dollars In Thousands)	Fair Value As of December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$419	Market comparable pricing	Comparability adjustment	0.6% – 1.7% (1.5%)	Increase

Loans held for investment, at fair value	$5,157	Relative value analysis	Broker quotes Credit risk factors	97.9% – 104.8% (100.8%) of par 1.2% - 100.0% (4.6%)	Increase Decrease

Non-performing loans	$61	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$886	Relative value analysis	Loss severity	20.0% - 30.0% (21.4%)	Decrease

MSA	$450	Discounted cash flow	Prepayment speed (CPR) Discount rate	10.2% - 60.0% (21.3%) 9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$26	Discounted cash flow	Prepayment speed (CPR) Discount rate	15.6% - 29.7% (27.4%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$737	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	99.3% – 105.1% (102.0%) of par 12.9% - 32.0% (30.6%)	Increase Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$21	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.5% – 101.5% (100.8%) of par 12.9% - 32.0% (30.6%)	Increase Decrease

Mandatory loan sale commitments	$24	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	100.9% - 103.4% (103.4%) of par 0.012%	Decrease Decrease

(1)	The range is based on the estimated fair values and management estimates.

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

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment speeds, discount rates, MBS – TBA quotes, fallout ratios, broker quotes and roll-forward costs, among other inputs.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2017 and June 30, 2017 was as follows:

	December 31, 2017
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$87,626	$87,336	—	$87,336	$—
Loans held for investment, not recorded at fair value	$880,819	$864,096	—	—	$864,096
FHLB – San Francisco stock	$8,108	$8,108	—	$8,108	—

Financial liabilities:
Deposits	$907,788	$874,441	—	—	$874,441
Borrowings	$111,189	$111,141	—	—	$111,141

	June 30, 2017
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$60,441	$60,629	—	$60,629	—
Loans held for investment, not recorded at fair value	$898,474	$885,650	—	—	$885,650
FHLB – San Francisco stock	$8,108	$8,108	—	$8,108	—

Financial liabilities:
Deposits	$926,521	$896,140	—	—	$896,140
Borrowings	$126,226	$126,083	—	—	$126,083

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2017, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Incentive Plans

As of December 31, 2017, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”). Additionally, the Corporation had one inactive share-based compensation plan - the 2006 Equity Incentive Plan (“2006 Plan”) where no new awards can be granted but outstanding grants remain eligible for exercise.

For the quarters ended December 31, 2017 and 2016, the compensation cost for these plans was $258,000 and $275,000, respectively.  The income tax expense recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the quarter ended December 31, 2017 was $7,000; while the income tax expense recognized in the Condensed Consolidated Statements of Stockholders' Equity for share-based compensation plans for the quarter ended December 31, 2016 was $8,000.

For the first six months ended December 31, 2017 and 2016, the compensation cost for these plans was $524,000 and $977,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the first six months ended December 31, 2017 was $20,000; while the income tax benefit recognized in the Condensed Consolidated Statements of Stockholders' Equity for share-based compensation plans for the first six months ended December 31, 2016 was $179,000.

Equity Incentive Plans.  The Corporation established and the shareholders approved the 2013 Plan, the 2010 Plan and the 2006 Plan (collectively, "the Plans") for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock.  The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorized 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provided that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

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

During the second quarter of fiscal 2018, no options were granted, while 5,750 options were exercised and no options were forfeited.  This compares to the second quarter of fiscal 2017 when 6,000 options were granted, 22,750 options were exercised and 11,250 options were forfeited. During the first six months of fiscal 2018, no options were granted, 27,250 options were exercised and 2,500 options were forfeited.  This compares to the first six months of fiscal 2017 when 26,000 options were granted, while 23,750 options were exercised and 27,250 options were forfeited. As of December 31, 2017 and 2016, there were 147,500 and 138,000 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter and six months ended December 31, 2017.

	For the Quarter Ended December 31, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2017	591,250	$12.27
Granted	—	$—
Exercised	(5,750)	$14.59
Forfeited	—	$—
Outstanding at December 31, 2017	585,500	$12.25	5.29	$3,633
Vested and expected to vest at December 31, 2017	545,350	$12.03	5.17	$3,501
Exercisable at December 31, 2017	384,750	$10.67	4.41	$2,973

	For the Six Months Ended December 31, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2017	615,250	$12.14
Granted	—	$—
Exercised	(27,250)	$9.57
Forfeited	(2,500)	$14.59
Outstanding at December 31, 2017	585,500	$12.25	5.29	$3,633
Vested and expected to vest at December 31, 2017	545,350	$12.03	5.17	$3,501
Exercisable at December 31, 2017	384,750	$10.67	4.41	$2,973

As of December 31, 2017 and 2016, there was $652,000 and $1.1 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.1 years and 2.0 years, respectively.  The forfeiture rate during the first six months of fiscal 2018 and 2017 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of stock option grants and is reviewed annually.

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

There was no restricted stock activity in the second quarter of fiscal 2018. This compares to the award of 3,000 shares, the forfeiture of 8,250 shares and no vesting of restricted stock in the second quarter of fiscal 2017. For the first six months of fiscal 2018, there was no restricted stock activity, other than the forfeiture of 2,000 shares. This compares to the award of 18,000 shares, the forfeiture of 15,250 shares and the vesting of 87,750 shares of restricted stock in the first six months of fiscal 2017. As of December 31,

2017 and 2016, there were 267,750 shares and 271,750 shares of restricted stock, respectively available for future awards under the Plans.

The following table summarizes the unvested restricted stock activity in the quarter and six months ended December 31, 2017.

	For the Quarter Ended December 31, 2017
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at September 30, 2017	109,000	$14.45
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2017	109,000	$14.45
Expected to vest at December 31, 2017	87,200	$14.45

	For the Six Months Ended December 31, 2017
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2017	111,000	$14.16
Granted	—	$—
Vested	—	$—
Forfeited	(2,000)	$13.30
Unvested at December 31, 2017	109,000	$14.45
Expected to vest at December 31, 2017	87,200	$14.45

As of December 31, 2017 and 2016, the unrecognized compensation expense was $867,000 and $1.3 million, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.3 years and 2.2 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first six months of fiscal 2018 and 2017.

Stock Option Plan.  The Corporation established the Stock Option Plan for key employees and eligible directors under which options to acquire up to 352,500 shares of common stock may be granted.  Under the Stock Option Plan, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of December 31, 2017, no stock options remain available for future grants under the Stock Option Plan, which expired in November 2013.

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

For the second quarter of fiscal 2018 and 2017, there was no activity in the Stock Option Plan. For the first six months of fiscal 2018 and 2017, there was no activity in the Stock Option Plan, except forfeitures of 50,000 shares and 12,500 shares, respectively. As of December 31, 2017 and 2016, there were no stock options available for future grants under the Stock Option Plan.

The following table summarizes the activity in the Stock Option Plan for the six months ended December 31, 2017.

For the Six Months Ended December 31, 2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2017	50,000	$19.92
Granted	—	$—
Exercised	—	$—
Forfeited	(50,000)	$19.92
Outstanding at December 31, 2017	—	$—	—	$—
Vested and expected to vest at December 31, 2017	—	$—	—	$—
Exercisable at December 31, 2017	—	$—	—	$—

As of December 31, 2017 and 2016, there was no unrecognized compensation expense at either date, related to unvested share-based compensation arrangements under the Stock Option Plan.

Note 10: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters and six months ended December 31, 2017 and 2016.

	For the Quarter Ended December 31, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2017	$214	$16	$230

Other comprehensive loss before reclassifications	(61)	(4)	(65)
Amount reclassified from accumulated other comprehensive income	42	3	45
Net other comprehensive loss	(19)	(1)	(20)

Ending balance at December 31, 2017	$195	$15	$210

	For the Quarter Ended December 31, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at September 30, 2016	$256	$24	$280

Other comprehensive loss before reclassifications	(14)	(2)	(16)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(14)	(2)	(16)

Ending balance at December 31, 2016	$242	$22	$264

	For the Six Months Ended December 31, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2017	$211	$18	$229

Other comprehensive loss before reclassifications	(58)	(6)	(64)
Amount reclassified from accumulated other comprehensive income	42	3	45
Net other comprehensive loss	(16)	(3)	(19)

Ending balance at December 31, 2017	$195	$15	$210

	For the Six Months Ended December 31, 2016
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2016	$286	$27	$313

Other comprehensive loss before reclassifications	(44)	(5)	(49)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(44)	(5)	(49)

Ending balance at December 31, 2016	$242	$22	$264

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

As of December 31, 2017:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$2	$—	$2	$—	$—	$2
Total	$2	$—	$2	$—	$—	$2

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$207	$—	$207	$—	$—	$207
Total	$207	$—	$207	$—	$—	$207

As of June 30, 2017:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$623	$—	$623	$—	$—	$623
Total	$623	$—	$623	$—	$—	$623

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Note 12: Income Taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35 percent to a flat 21 percent. The corporate tax rate reduction was effective January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced corporate tax rate for its fiscal year 2018 will result in the application of a blended federal statutory tax rate of 28.06 percent, which is based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then a flat 21 percent tax rate thereafter.

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At June 30, 2017, the Corporation’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35 percent. As a result of the reduction in the corporate income tax rate under the Tax Act, the Corporation revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21 percent. These re-measurements collectively resulted in a discrete tax expense of $1.8 million that was recognized during the quarter ended December 31, 2017. The Corporation’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Tax Act and refinements of its estimates. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Tax Act may vary from the amounts estimated.

The estimated combined federal and state statutory tax rates, before discrete items, for the remainder of fiscal 2018 and for fiscal 2019 are as follows:

Statutory Tax Rates	Q3FY2018	Q4FY2018	FY2019
Federal Tax Rate	28.06%	28.06%	21.00%
State Tax Rate	10.84%	10.84%	10.84%
Combined Statutory Tax Rate(1)	35.86%	35.86%	29.56%

(1) The combined statutory tax rate is net of the federal tax benefit for the state tax deduction.

The Corporation’s effective tax rate may differ from the estimated statutory tax rates described above due to discrete items such as further adjustments to net deferred tax assets, excess tax benefits derived from stock option exercises and non-taxable earnings from bank owned life insurance, among other items.

Note 13: Subsequent Event

On January 30, 2018, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on February 20, 2018 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 13, 2018.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At December 31, 2017, the Corporation had total assets of $1.16 billion, total deposits of $907.8 million and total stockholders’ equity of $120.7 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On October 24, 2017, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on November 14, 2017, which was paid on December 5, 2017.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 13 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2017. These developments could have an adverse impact on our financial position and our results of operations.  Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2017 Annual Report on Form 10-K for the year ended June 30, 2017 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes during the six months ended December 31, 2017 to the critical accounting policies as described in the Corporation's 2017 Annual Report on Form 10-K for the period ended June 30, 2017.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other mortgage loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire transfer fees and overdraft protection fees, among other fees. Community banking operations also include providing investment services which primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank’s depositors.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at December 31, 2017 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,545	$3,053	$1,365	$905	$7,868
Pension benefits	248	496	496	6,611	7,851
Time deposits	103,338	114,408	29,823	4,685	252,254
FHLB – San Francisco advances	12,560	24,842	33,965	51,711	123,078
FHLB – San Francisco letter of credit	7,000	—	—	—	7,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$125,691	$142,799	$65,649	$66,370	$400,509

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of December 31, 2017, the Bank serviced $13.3 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Total assets decreased $38.5 million, or three percent, to $1.16 billion at December 31, 2017 from $1.20 billion at June 30, 2017.  The decrease was primarily attributable to decreases in cash and cash equivalents, loans held for investment and loans held for sale, partly offset by an increase in investment securities held to maturity.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $25.6 million, or 35 percent, to $47.2 million at December 31, 2017 from $72.8 million at June 30, 2017.  The decrease in the total cash and cash equivalents was primarily attributable to the utilization of cash to fund the increase in investment securities held to maturity.

Investment securities (held to maturity and available for sale) increased $26.2 million, or 38 percent, to $96.0 million at December 31, 2017 from $69.8 million at June 30, 2017. The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities during the first six months of fiscal 2018. For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $18.9 million to $886.0 million at December 31, 2017 from $904.9 million at June 30, 2017.  During the first six months of fiscal 2018, the Corporation originated $76.7 million of loans held for investment, consisting primarily of single-family and multi-family loans.  During the first six months of fiscal 2018, the Corporation purchased $3.1 million of loans held for investment. Total loan principal payments during the first six months of fiscal 2018 were $100.8 million, down four percent from $105.3 million during the comparable period in fiscal 2017, due primarily to lower loan refinance activity. The balance of preferred loans decreased $10.4 million, or two percent, to $574.7 million at December 31, 2017, compared to $585.1 million at June 30, 2017, net of undisbursed loan funds of $7.4 million and $9.0 million, respectively, and represented 65 percent and 64 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $8.4 million, or three percent, to $313.8 million at December 31, 2017, compared to $322.2 million at June 30, 2017, and represented 35 percent and 36 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2017 and June 30, 2017, as a percentage of the total dollar amount outstanding:

As of December 31, 2017

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$103,704	33%	$148,932	48%	$60,097	19%	$1,104	—%	$313,837	100%
Multi-family	79,149	17%	275,716	59%	106,204	23%	2,717	1%	463,786	100%
Commercial real estate	32,604	31%	46,126	45%	24,636	24%	—	—%	103,366	100%
Construction	3,224	22%	9,808	68%	1,398	10%	—	—%	14,430	100%
Total	$218,681	24%	$480,582	54%	$192,335	21%	$3,821	1%	$895,419	100%

(1)	Other than the Inland Empire.

As of June 30, 2017

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$102,686	32%	$156,045	49%	$62,249	19%	$1,217	—%	$322,197	100%
Multi-family	80,861	17%	282,871	59%	113,459	24%	2,768	—%	479,959	100%
Commercial real estate	31,497	32%	42,192	43%	23,873	25%	—	—%	97,562	100%
Construction	3,760	24%	10,614	66%	1,635	10%	—	—%	16,009	100%
Total	$218,804	24%	$491,722	54%	$201,216	22%	$3,985	—%	$915,727	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $19.9 million, or 17 percent, to $96.6 million at December 31, 2017 from $116.5 million at June 30, 2017.  The decrease was primarily due to lower loans originated and purchased for sale and the timing difference between loan fundings and loan sale settlements. Total loans originated and purchased for sale during the quarter ended December 31, 2017 was $331.9 million, down $74.0 million or 18 percent from $405.9 million during the quarter ended June 30, 2017.

Total deposits decreased $18.7 million, or two percent, to $907.8 million at December 31, 2017 from $926.5 million at June 30, 2017.  Transaction accounts increased $2.1 million to $660.7 million at December 31, 2017 from $658.6 million at June 30, 2017, while time deposits decreased $20.8 million, or eight percent, to $247.1 million at December 31, 2017 from $267.9 million at June 30, 2017. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings decreased $15.0 million, or 12 percent, to $111.2 million at December 31, 2017 as compared to $126.2 million at June 30, 2017, due to the maturity of short-term borrowings. Total borrowings are primarily comprised of long-term FHLB - San Francisco advances for interest rate risk management purposes.

Total stockholders’ equity decreased $7.5 million, or six percent, to $120.7 million at December 31, 2017 from $128.2 million at June 30, 2017, primarily as a result of stock repurchases totaling $5.2 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”), $2.1 million of quarterly cash dividends paid to shareholders and a net loss of $1.0 million, partly offset by the amortization of stock-based compensation benefits during the first six months of fiscal 2018.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2017 and 2016

The Corporation’s net loss for the second quarter of fiscal 2018 was $777,000, a decrease of $2.3 million, or 152 percent, as compared to the net income of $1.5 million in the same period of fiscal 2017. The second quarter of fiscal 2018 results were impacted by a net tax charge of $1.8 million, or $(0.24) per diluted share, from the net deferred tax assets revaluation required by the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act”) enacted on December 22, 2017; and a $650,000 litigation expense accrual which, net of tax benefit, reduced net results by approximately $(0.06) per diluted share. Compared to the same quarter last year, the decrease was primarily attributable to decreases in the gain on sale of loans, a decline in the recovery from the allowance for loan losses, lower net interest income and an increase in the provision for income taxes, partly offset by a decrease in salaries and employee benefits expense. For the first six months of fiscal 2018, the Corporation’s net loss was $1.0 million, a decrease of $4.1 million, or 132 percent, from net income of $3.1 million in the same period of fiscal 2017. The first six months of fiscal 2018 results were impacted by the net tax charge of $1.8 million, or $(0.24) per diluted share, from the net deferred tax assets revaluation required by the Tax Act; and a $3.4 million of litigation expense accruals which, net of tax benefit, reduced net results by approximately $(0.45) per diluted share. Compared to the same period last year, the decrease was primarily attributable to decreases in the gain on sale of loans, an increase in the litigation expense accruals, a decline in the recovery from the allowance for loan losses, lower net interest income and an increase in the provision for income taxes, partly offset by a decrease in salaries and employee benefits expense.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 91 percent for the second quarter of fiscal 2018 from 87 percent in the same period of fiscal 2017. For the first six months of fiscal 2018, the Corporation’s efficiency ratio also increased to 97 percent from 86 percent for the same period of fiscal 2017.

Return on average assets decreased 77 basis points to (0.27) percent in the second quarter of fiscal 2018 from 0.50 percent in the same period last year. For the first six months of fiscal 2018, return on average assets was (0.17) percent, down 68 basis points from 0.51 percent in the same period last year.

Return on average equity decreased to (2.50) percent in the second quarter of fiscal 2018 from 4.53 percent in the same period last year. For the first six months of fiscal 2018, return on average equity was (1.59) percent compared to 4.66 percent for the same period last year.

Diluted (loss) earnings per share for the second quarter of fiscal 2018 were $(0.10), a 156 percent decrease from $0.18 in the same period last year. For the first six months of fiscal 2018, diluted (loss) earnings per share were $(0.13), a 134 percent decrease from $0.38 in the same period last year. The higher percentage decrease in the diluted earnings per share in comparison to the percentage decrease in the net income between each period was primarily attributable to stock repurchases during the prior 12 months.

Net Interest Income:

For the Quarters Ended December 31, 2017 and 2016.  Net interest income decreased by $334,000 to $8.8 million for the second quarter of fiscal 2018 as compared to the comparable period in fiscal 2017, as a result of a lower average earning asset balance, and a slightly lower net interest margin. The average balance of interest-earning assets decreased $36.7 million, or three percent, to $1.14 billion in the second quarter of fiscal 2018 from $1.18 billion in the comparable period of fiscal 2017, primarily reflecting decreases in average loans receivable and interest earning deposits, partly offset by an increase in the average balance of investment securities. The net interest margin decreased one basis point to 3.08 percent in the second quarter of fiscal 2018 from 3.09 percent in the same period of fiscal 2017, primarily due to a decrease in the average yield on interest-earning assets, partly offset by a decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets decreased by four basis points to 3.64 percent from 3.68 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities decreased by two basis points to 0.62 percent for the second quarter of fiscal 2018 as compared to 0.64 percent in the same quarter last year. The decrease in the average yield of interest-earning assets was primarily due to a decrease in the average yield of FHLB - San Francisco stock, partly offset by increases in the average yield of loans receivable, investment securities and interest-earning deposits.

For the Six Months Ended December 31, 2017 and 2016.  Net interest income decreased $304,000, or two percent, to $17.9 million for the first six months of fiscal 2018 from $18.2 million for the comparable period in fiscal 2017, due to a lower average earning assets balance, partly offset by a higher net interest margin.  The average balance of interest-earning assets decreased $32.6 million, or three percent, to $1.14 billion in the first six months of fiscal 2018 from $1.18 billion in the comparable period of fiscal 2017, primarily reflecting decreases in average loans receivable and interest earning deposits, partly offset by an increase in the average balance of investment securities. The net interest margin was 3.12 percent in the first six months of fiscal 2018, up three basis points from 3.09 percent in the same period of fiscal 2017 due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities.  The weighted-average yield on interest-earning assets increased by two basis points to 3.69 percent, while the weighted-average cost of interest-bearing liabilities decreased by two basis points to 0.62 percent for the first six months of fiscal 2018 as compared to the same period last year.

Interest Income:

For the Quarters Ended December 31, 2017 and 2016.  Total interest income decreased by $438,000, or four percent, to $10.4 million for the second quarter of fiscal 2018 from $10.8 million in the same quarter of fiscal 2017.  The decrease was primarily due to lower interest income on loans receivable and FHLB - San Francisco stock, partly offset by higher interest income on investment securities and interest-earning deposits.

Interest income on loans receivable decreased $381,000, or four percent, to $9.7 million in the second quarter of fiscal 2018 from $10.1 million for the same quarter of fiscal 2017.  This decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield. The average balance of loans receivable, including loans held for sale, decreased by $59.5 million, or six percent, to $990.9 million for the second quarter of fiscal 2018 from $1.05 billion in the same quarter of fiscal 2017, primarily due to a decrease in average loans held for sale attributable to a decrease in mortgage banking activity which was partly offset by an increase in average loans held for investment.  The average loan yield, including loans held for sale, during the second quarter of fiscal 2018 increased eight basis points to 3.93 percent from 3.85 percent during the same quarter last year, primarily due to an increase in the average yield of loans held for investment and an increase in the average yield of loans held for sale with a lower percentage of loans held for sale to total loans receivable.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment increased $36.9 million, or four percent, to $890.2 million during the second quarter of fiscal 2018 from $853.3 million in the same quarter of fiscal 2017. The average yield on the loans held for investment increased by two basis points to 3.93 percent in the second quarter of fiscal 2018 from 3.91 percent in the same quarter of fiscal 2017. The average balance of loans held for sale, however, decreased $96.4 million, or 49 percent, to $100.7 million during the second quarter of fiscal 2018 from $197.1 million in the same quarter of fiscal 2017. The average yield on the loans held for sale increased by 32 basis points to 3.91 percent in the second quarter of fiscal 2018 from 3.59 percent in the same quarter of fiscal 2017.

Interest income from investment securities increased $191,000, or 149 percent, to $319,000 in the second quarter of fiscal 2018 from $128,000 for the same quarter of fiscal 2017. This increase was attributable to a higher average balance and, to a lesser extent, a higher average yield. The average balance of investment securities increased $43.0 million, or 94 percent, to $88.6 million in the second quarter of fiscal 2018 from $45.6 million in the same quarter of fiscal 2017. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield increased 32 basis points to 1.44 percent in the second quarter of fiscal 2018 from 1.12 percent in the same quarter of fiscal 2017. The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2018 was $143,000, down 69 percent from $458,000 in the same quarter of fiscal 2017. The cash dividends received in the second quarter of last year included a special cash dividend, not replicated in the second quarter of fiscal 2018. The average yield decreased to 7.05 percent in the second quarter of fiscal 2018 as compared to 22.63 percent in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $168,000 in the second quarter of fiscal 2018, up 66 percent from $101,000 in the same quarter of fiscal 2017.  The increase was due to a higher average yield, partly offset by a lower average balance in the second quarter of fiscal 2018 as compared to the same quarter last year.  The average yield earned on interest-earning deposits increased 74 basis points to 1.30 percent in the second quarter of fiscal 2018 from 0.56 percent in the comparable quarter last year, due primarily to the increases in the federal funds rate over the last year. The average balance of the interest-earning deposits in the second quarter of fiscal 2018 was $50.7 million, a decrease of $20.3 million or 29 percent, from $71.0 million in the same quarter of fiscal 2017. The decrease in the average balance of interest-earning deposits was primarily due to the utilization of funds for the increases in loans held for investment and investment securities and the decreases in deposits and borrowings, partly offset by the decline in the average balance of loans held for sale.

For the Six Months Ended December 31, 2017 and 2016.  Total interest income decreased by $497,000, or two percent, to $21.1 million for the first six months of fiscal 2018 from $21.6 million in the same period of fiscal 2017.  The decrease was primarily due to lower interest income on loans receivable and FHLB - San Francisco stock, partly offset by higher interest income on investment securities and interest-earning deposits.

Loans receivable interest income decreased $704,000, or three percent, to $19.9 million in the first six months of fiscal 2018 from $20.6 million for the same period of fiscal 2017.  The decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield in the first six months of fiscal 2018 in comparison to the same period last year.  The average balance of loans receivable, including loans held for sale, decreased $65.0 million to $999.2 million for the first six months of fiscal 2018 from $1.06 billion in the same period of fiscal 2017. The average loan yield, including loans held for sale, during the first six months of fiscal 2018 increased 11 basis points to 3.98 percent from 3.87 percent in the same period last year.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment increased $48.8 million, or six percent, to $899.0 million during the first six months of fiscal 2018 from $850.2 million in the same period of fiscal 2017. The average yield on the loans held for investment increased by five basis points to 3.99 percent in the first six months of fiscal 2018 from 3.94 percent in the same period of fiscal 2017. The average balance of loans held for sale decreased by $113.9 million, or 53 percent, to $100.2 million during the first six months of fiscal 2018 from $214.1 million in the same period of fiscal 2017. The average yield on the loans held for sale increased by 33 basis points to 3.92 percent in the first six months of fiscal 2018 from 3.59 percent in the same period of fiscal 2017.

Interest income from investment securities increased $364,000, or 172 percent, to $576,000 in the first six months of fiscal 2018 from $212,000 for the same period of fiscal 2017. This increase was attributable to a higher average balance and, to lesser extent, a higher average yield. The average balance of investment securities increased $34.4 million, or 72 percent, to $82.0 million in the first six months of fiscal 2018 from $47.6 million in the same period of fiscal 2017. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield increased 51 basis points to 1.40 percent in the first six months of fiscal 2018 from 0.89 percent in the same period of fiscal 2017. The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2018 was $284,000, down 56 percent from $643,000 in the same period of fiscal 2017.  The cash dividend received in the first six months of fiscal 2017 includes a special cash dividend received in the second quarter of fiscal 2017, not replicated in the same period of fiscal 2018. The average yield decreased to 7.01 percent in the first six months of fiscal 2018 as compared to 15.88 percent in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $358,000 in the first six months of fiscal 2018, up 129 percent from $156,000 in the same period of fiscal 2017.  The increase was due to a higher average yield, partly offset by a lower average balance in the first six months of fiscal 2018 as compared to the same period last year.  The average yield increased 74 basis points to 1.27 percent in the first six months of fiscal 2018 from 0.53 percent in the comparable period last year, due primarily to the recent increases in the federal funds rate. The average balance of the interest-earning deposits in the first six months of fiscal 2018 was $55.1 million, a decrease of $2.0 million or four percent, from $57.1 million in the same period of fiscal 2017. The decrease in interest-earning deposits was primarily due to the utilization of funds for the increases in loans held for investment and investment securities and the decreases in deposits and borrowings, partly offset by the decline in the average balance of loans held for sale.

Interest Expense:

For the Quarters Ended December 31, 2017 and 2016.  Total interest expense for the second quarter of fiscal 2018 was $1.6 million as compared to $1.7 million for the same period last year, a decrease of $104,000, or six percent.  This decrease was attributable to a lower interest expense on deposits, primarily in time deposits.

Interest expense on deposits for the second quarter of fiscal 2018 was $886,000 as compared to $982,000 for the same period last year, a decrease of $96,000, or 10 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance, and to a lesser extent, a lower average cost of deposits. The average balance of deposits decreased $23.1 million, or two percent, to $916.2 million during the quarter ended December 31, 2017 from $939.3 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts. The average cost of deposits decreased three basis points to 0.38 percent during the second quarter of fiscal 2018 from 0.41 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower average cost of time deposits and a lower percentage of time deposits to the total deposit balance. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in anticipation of higher interest rates. The average balance of transaction accounts to total deposits in the second quarter of fiscal 2018 was 72 percent, compared to 69 percent in the same period of fiscal 2017.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2018 decreased $8,000, or one percent, to $728,000 from $736,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance, partly offset by a higher average cost. The average balance of borrowings decreased $8.0 million, or seven percent, to $111.5 million during the quarter ended December 31, 2017 from $119.5 million during the same period last year, due primarily to the maturity of short-term borrowings. The average cost of borrowings increased 15 basis points to 2.59 percent for the quarter ended December 31, 2017 from 2.44 percent in the same quarter last year. The increase in the average cost of advances was primarily due to the maturities of the short-term borrowings with an average cost below the existing borrowings in the second quarter of fiscal 2017.

For the Six Months Ended December 31, 2017 and 2016.  Total interest expense for the first six months of fiscal 2018 was $3.2 million as compared to $3.4 million for the same period last year, a decrease of $193,000, or six percent.  This decrease was attributable to a lower interest expense on deposits, primarily in time deposits, partly offset by a higher interest expense on borrowings.

Interest expense on deposits for the first six months of fiscal 2018 was $1.8 million as compared to $2.0 million for the same period last year, a decrease of $219,000, or 11 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance and, to a lesser extent, a lower average cost of deposits. The average balance of deposits decreased $16.5 million, or two percent, to $919.6 million during the six months ended December 31, 2017 from $936.1 million during the same period last year. The increase in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts. The average cost of deposits decreased four basis points to 0.38 percent during the first six months of fiscal 2018 from 0.42 percent during the same period last year. The decrease in the average cost of deposits was attributable primarily to a lower average cost of time deposits and a lower percentage of time deposits to the total deposit balance. The average balance of transaction accounts to total deposits in the first six months of fiscal 2018 was 72 percent, compared to 68 percent in the same period of fiscal 2017.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first six months of fiscal 2018 increased $26,000, or two percent, to $1.5 million from $1.4 million for the same period last year.  The increase in interest expense on borrowings was the result of a higher average cost, partly offset by a lower average balance. The average cost of borrowings increased 26 basis points to 2.57 percent for the six months ended December 31, 2017 from 2.31 percent in the same period last year. The increase in average cost of advances was primarily due to the maturity of short-term borrowings with a much lower average cost than long-term FHLB borrowings. The average balance of borrowings decreased by $10.4 million, or eight percent, to $112.8 million during the six months ended December 31, 2017 from $123.2 million during the same period last year, primarily due to the maturity of the short-term borrowings.

The following tables present the average balance sheets for the quarters and six months ended December 31, 2017 and 2016, respectively:

Average Balance Sheets

	Quarter Ended December 31, 2017			Quarter Ended December 31, 2016
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$990,906	$9,735	3.93%	$1,050,410	$10,116	3.85%
Investment securities	88,588	319	1.44%	45,599	128	1.12%
FHLB – San Francisco stock	8,108	143	7.05%	8,094	458	22.63%
Interest-earning deposits	50,725	168	1.30%	70,972	101	0.56%

Total interest-earning assets	1,138,327	10,365	3.64%	1,175,075	10,803	3.68%

Non interest-earning assets	33,498			33,638

Total assets	$1,171,825			$1,208,713

Interest-bearing liabilities:
Checking and money market accounts (2)	$373,632	112	0.12%	$360,678	105	0.12%
Savings accounts	289,990	149	0.20%	283,120	146	0.20%
Time deposits	252,588	625	0.98%	295,477	731	0.98%

Total deposits	916,210	886	0.38%	939,275	982	0.41%

Borrowings	111,521	728	2.59%	119,530	736	2.44%

Total interest-bearing liabilities	1,027,731	1,614	0.62%	1,058,805	1,718	0.64%

Non interest-bearing liabilities	19,932			17,007

Total liabilities	1,047,663			1,075,812

Stockholders’ equity	124,162			132,901
Total liabilities and stockholders’ equity	$1,171,825			$1,208,713

Net interest income		$8,751			$9,085

Interest rate spread (3)			3.02%			3.04%
Net interest margin (4)			3.08%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.76%			110.98%
Return on average assets			(0.27)%			0.50%
Return on average equity			(2.50)%			4.53%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $409 and $238 for the quarters ended December 31, 2017 and 2016, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $78.6 million and $74.0 million during the quarters ended December 31, 2017 and 2016, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Six Months Ended December 31, 2017			Six Months Ended December 31, 2016
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$999,242	$19,892	3.98%	$1,064,246	$20,596	3.87%
Investment securities	82,029	576	1.40%	47,598	212	0.89%
FHLB – San Francisco stock	8,108	284	7.01%	8,094	643	15.88%
Interest-earning deposits	55,085	358	1.27%	57,140	156	0.53%

Total interest-earning assets	1,144,464	21,110	3.69%	1,177,078	21,607	3.67%

Non interest-earning assets	32,514			32,603

Total assets	$1,176,978			$1,209,681

Interest-bearing liabilities:
Checking and money market accounts (2)	$373,425	215	0.11%	$355,685	203	0.11%
Savings accounts	288,347	298	0.21%	279,953	290	0.21%
Time deposits	257,856	1,264	0.97%	300,416	1,503	0.99%

Total deposits	919,628	1,777	0.38%	936,054	1,996	0.42%

Borrowings	112,834	1,464	2.57%	123,235	1,438	2.31%

Total interest-bearing liabilities	1,032,462	3,241	0.62%	1,059,289	3,434	0.64%

Non interest-bearing liabilities	18,408			17,354

Total liabilities	1,050,870			1,076,643

Stockholders’ equity	126,108			133,038
Total liabilities and stockholders’ equity	$1,176,978			$1,209,681

Net interest income		$17,869			$18,173

Interest rate spread (3)			3.07%			3.03%
Net interest margin (4)			3.12%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.85%			111.12%
Return on average assets			(0.17)%			0.51%
Return on average equity			(1.59)%			4.66%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $616 and $402 for the six months ended December 31, 2017 and 2016, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $79.1 million and $72.3 million during the six months ended December 31, 2017 and 2016, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and six months ended December 31, 2017 and 2016, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended December 31, 2017 Compared To Quarter Ended December 31, 2016 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$204	$(573)	$(12)	$(381)
Investment securities	37	120	34	191
FHLB – San Francisco stock	(315)	1	(1)	(315)
Interest-bearing deposits	132	(28)	(37)	67
Total net change in income on interest-earning assets	58	(480)	(16)	(438)

Interest-bearing liabilities:
Checking and money market accounts	—	7	—	7
Savings accounts	—	3	—	3
Time deposits	—	(106)	—	(106)
Borrowings	44	(49)	(3)	(8)
Total net change in expense on interest-bearing liabilities	44	(145)	(3)	(104)
Net increase (decrease) in net interest income	$14	$(335)	$(13)	$(334)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2017 Compared To Six Months Ended December 31, 2016 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$590	$(1,258)	$(36)	$(704)
Investment securities	123	153	88	364
FHLB – San Francisco stock	(359)	1	(1)	(359)
Interest-bearing deposits	215	(5)	(8)	202
Total net change in income on interest-earning assets	569	(1,109)	43	(497)

Interest-bearing liabilities:
Checking and money market accounts	—	12	—	12
Savings accounts	—	8	—	8
Time deposits	(30)	(213)	4	(239)
Borrowings	161	(121)	(14)	26
Total net change in expense on interest-bearing liabilities	131	(314)	(10)	(193)
Net increase (decrease) in net interest income	$438	$(795)	$53	$(304)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended December 31, 2017 and 2016.  During the second quarter of fiscal 2018, the Corporation recorded a recovery from the allowance for loan losses of $11,000, down 97 percent from a $350,000 recovery from the allowance for loan losses in the same period of fiscal 2017.  The recovery recorded in the second quarter of fiscal 2018 was primarily attributable to the decrease in loans held for investment and net loan recoveries during the second quarter of fiscal 2018, partly offset by an increase in classified assets. Total non-performing loans, net of the allowance for loan losses and fair value adjustments, was virtually unchanged at $8.0 million at both December 31, 2017 and June 30, 2017 and was lower than the $10.1 million at December 31, 2016. Net loan recoveries in the second quarter of fiscal 2018 were $23,000 or (0.01) percent (annualized) of average loans receivable, compared to net loan recoveries of $16,000 or (0.01) percent (annualized) of average loans receivable in the same quarter of fiscal 2017. Total classified loans, net of the allowance for loan losses and fair value adjustments, consisting of special mention and substandard loans, were $13.2 million at December 31, 2017 as compared to $11.7 million at June 30, 2017 and $18.3 million at December 31, 2016.

For the Six Months Ended December 31, 2017 and 2016.  During the first six months of fiscal 2018, the Corporation recorded a provision for loan losses of $158,000, compared to a recovery from the allowance for loan losses of $500,000 in the same period of fiscal 2017. The provision for loan losses in the first six months of fiscal 2018 was primarily attributable to net loan charge-offs and the increase in classified assets, partly offset by the decrease in loans held for investment during the first six months of fiscal 2018. Net loan charge-offs in the first six months of fiscal 2018 were $122,000 or 0.02 percent (annualized) of average loans receivable, compared to net loan recoveries of $221,000 or (0.04) percent (annualized) of average loans receivable in the same period of fiscal 2017.

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

At December 31, 2017, the allowance for loan losses was $8.1 million, comprised of collectively evaluated allowances of $8.1 million and individually evaluated allowances of $15,000; in comparison to the allowance for loan losses of $8.0 million at June 30, 2017, comprised of collectively evaluated allowances of $7.9 million and individually evaluated allowances of $101,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.90 percent at December 31, 2017, up from 0.88 percent at June 30, 2017. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended December 31, 2017 and 2016.  Total non-interest income decreased $2.1 million, or 27 percent, to $5.7 million for the quarter ended December 31, 2017 from $7.8 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans during the current quarter as compared to the comparable period last year.

The net gain on sale of loans decreased $2.2 million, or 34 percent, to $4.3 million for the second quarter of fiscal 2018 from $6.5 million in the same quarter of fiscal 2017 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $175.4 million or 38 percent to $287.8 million in the quarter ended December 31, 2017 from $463.2 million in the comparable quarter last year. The decrease in loan sale volume was attributable primarily to the decrease in refinance activity and, to a lesser extent, purchase activity as compared to the same period last year. Refinance loans as a percentage of total loans originated by PBM during the second quarter of fiscal 2018 were 42 percent, down from 55 percent in the same quarter of fiscal 2017. Retail loans as a percentage of total loans originated for sale by PBM during the first six months of fiscal 2018 were 55 percent, up from 50 percent in the same period of fiscal 2017. The average loan sale margin for PBM increased 10 basis point to 1.49 percent in the second quarter of fiscal 2018 from 1.39 percent in the same period of fiscal 2017. The increase in the average loan sale margin for the six months ended December 31, 2017 was primarily attributable to more favorable loan sale market conditions, a lower percentage of refinance originations and higher percentage of retail originations. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $1.3 million in the second quarter of fiscal 2018 as compared to an unfavorable fair-value adjustment net loss of $6.4 million in the same period last year. The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of December 31, 2017, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $3.7 million, compared to $5.0 million at June 30, 2017 and $4.0 million at December 31, 2016.

For the Six Months Ended December 31, 2017 and 2016.  Total non-interest income decreased $5.0 million, or 29 percent, to $12.1 million for the six months ended December 31, 2017 from $17.1 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $5.3 million, or 37 percent, to $9.2 million for the first six months of fiscal 2018 from $14.5 million in the same period of fiscal 2017 reflecting the impact of a lower loan sale volume, partly offset by a slightly higher average loan sale margin.  Total loan sale volume was $680.0 million in the first six months ended December 31, 2017, down $423.4 million, or 38 percent, from $1.10 billion in the comparable period last year.  The decrease in loan sale volume was attributable primarily to a decrease in the refinance market and, to a lesser extent, the purchase market as compared to the same period last year. Refinance loans as a percentage of total loans originated by PBM during the first six months of fiscal 2018 were 42 percent, down from 56 percent in the same period of fiscal 2017. Retail loans as a percentage of total loans originated for sale by PBM during the first six months of fiscal 2018 were 55 percent, up from 50 percent in the same period of fiscal 2017. The average loan sale margin for PBM during the first six months of fiscal 2018 was 1.34 percent, up three basis points from 1.31 percent for the same period of fiscal 2017.  The increase in the average loan sale margin for the six months ended December 31, 2017 was primarily attributable to more favorable loan sale market conditions, a lower percentage of refinance originations and higher percentage of retail originations. The gain on sale of loans includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $1.4 million in the first six months of fiscal 2018 as compared to an unfavorable fair-value adjustment, a net loss of $4.3 million, in the same period last year.

Non-Interest Expense:

For the Quarters Ended December 31, 2017 and 2016.  Total non-interest expense in the quarter ended December 31, 2017 was $13.2 million, a decrease of $1.5 million, or 10 percent, as compared to $14.7 million in the quarter ended December 31, 2016. The decrease was primarily a result of a decrease in salaries and employee benefits expense, partly offset by an increase in other non-interest expense.

Total salaries and employee benefits expense decreased $1.7 million, or 17 percent, to $8.6 million in the second quarter of fiscal 2018 from $10.3 million in the same period of fiscal 2017.  The decrease was primarily attributable to lower incentive compensation costs and PBM staff reductions related to lower mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) decreased $238.5 million, or 39 percent, to $366.8 million in the second quarter of fiscal 2018 from $605.3 million in the comparable quarter of fiscal 2017.

Total other non-interest expenses increased $221,000, or 13 percent, to $1.9 million in the second quarter of fiscal 2018 from $1.7 million in the same period of fiscal 2017. The increase in other non-interest expenses was primarily attributable to litigation expense accrual of $650,000 in the second quarter of fiscal 2018, up from a litigation expense accrual of $235,000 in the same quarter last year, partly offset by lower other loan origination costs. The litigation expense accrual in the second quarter of fiscal 2018 was related to two lawsuits which were settled on December 18, 2017. No additional contingencies exist regarding these matters although the settlement agreement remains subject to court approval and other customary conditions. For additional information see Part II, Item 1, “Legal Proceedings.”

For the Six Months Ended December 31, 2017 and 2016.  Total non-interest expense in the six months ended December 31, 2017 was $28.9 million, a decrease of $1.4 million as compared to $30.3 million in the same period ended December 31, 2016.  The decrease was primarily due to a decrease in salaries and employee benefits expense, partly offset by an increase in other non-interest expense.

Total salaries and employee benefits expense decreased $3.8 million, or 18 percent, to $17.9 million in the first six months of fiscal 2018 from $21.7 million in the same period of fiscal 2017.  The decrease was primarily attributable to lower incentive compensation costs and PBM staff reductions related to lower mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) decreased $506.9 million, or 39 percent, to $804.0 million in the first six months of fiscal 2018 from $1.31 billion in the comparable period of fiscal 2017.

Total other non-interest expenses increased $2.5 million, or 76 percent, to $5.8 million in the first six months of fiscal 2018 from $3.3 million in the same period of fiscal 2017. The increase in other non-interest expenses was primarily attributable to litigation expense accruals of $3.4 million in the first six months of fiscal 2018, up from the litigation expense accrual of $235,000 in the same period last year, partly offset by lower other loan origination costs. The litigation expense accruals in the first six months of fiscal 2018 was related to a lawsuit which was settled on September 12, 2017 and two lawsuits which were settled on December 18, 2017. No additional contingencies exist regarding these matters although the settlement agreements remain subject to court approval and other customary conditions. For additional information see Part II, Item 1, “Legal Proceedings.”

Provision (Benefit) for Income Taxes:

The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, non-taxable earnings from bank-owned life insurance policies and certain California tax-exempt loans, among other adjustments.  Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarters Ended December 31, 2017 and 2016.  The Corporation’s provision for income taxes was $2.1 million for the second quarter of fiscal 2018, up 91 percent from the $1.1 million provision for income taxes in the same quarter last year. The increase was primarily attributable to the net deferred tax asset revaluation required by the Tax Act, partly offset by lower net income before taxes and the reduction of the federal tax rate. The effective income tax rate for the quarter ended December 31, 2017 was 160.2 percent, up from 42.1 percent in the same quarter last year. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2018 reflects its current income tax obligations.

The Tax Act provides a reduced federal tax rate for the Corporation, from a maximum 35 percent to a flat 21 percent as of January 1, 2018. However, the Corporation’s fiscal year runs through June 30th of each year. As a result, the Corporation will be required to use a blended statutory tax rate for the fiscal year ending on June 30, 2018 and will not realize the full impact of the reduced federal tax rate until fiscal 2019 which begins on July 1, 2018. The estimated combined federal and state statutory tax rates, before discrete items, for the remainder of fiscal 2018 and for fiscal 2019 are as follows:

Statutory Tax Rates	Q3FY2018	Q4FY2018	FY2019
Federal Tax Rate	28.06%	28.06%	21.00%
State Tax Rate	10.84%	10.84%	10.84%
Combined Statutory Tax Rate(1)	35.86%	35.86%	29.56%

(1) The combined statutory tax rate is net of the federal tax benefit for the state tax deduction.

The Corporation’s effective tax rate may differ from the estimated statutory tax rates described above due to discrete items such as further adjustments to net deferred tax assets, excess tax benefits derived from stock option exercises and non-taxable earnings from bank owned life insurance, among other items.

For the Six Months Ended December 31, 2017 and 2016.  The Corporation’s provision for income taxes was $1.9 million for the first six months of fiscal 2018, down 21 percent from the $2.4 million provision for income taxes in the same period last year. The decrease was primarily attributable to a lower net income before taxes and the reduction of the federal tax rate, partly offset by the net deferred tax asset revaluation. The effective income tax rate for the six months ended December 31, 2017 was 216.9 percent as compared to 43.2 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2018 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, was virtually unchanged at $8.0 million at both December 31, 2017 and June 30, 2017. Non-performing loans as a percentage of loans held for investment at December 31, 2017 was 0.90 percent, up from 0.88 percent at June 30, 2017. The non-performing loans at December 31, 2017 were primarily comprised of 29 single-family loans ($7.9 million) and one commercial business loan ($61,000). This compares to the $8.0 million of non-performing loans at June 30, 2017 which were primarily comprised of 27 single-family loans ($7.7 million); one commercial real estate loan ($201,000) and one commercial business loan ($65,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of December 31, 2017, total restructured loans increased $807,000, or 22 percent, to $4.4 million from $3.6 million at June 30, 2017.  At December 31, 2017 and June 30, 2017, $3.5 million and $3.1 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2017, $2.8 million, or 64 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $1.7 million, or 46 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2017.

Real estate owned was $621,000 at December 31, 2017, down $994,000 or 62 percent from $1.6 million at June 30, 2017. The real estate owned at December 31, 2017 was comprised of one single-family property located in California.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $1.0 million or 10 percent to $8.6 million or 0.74 percent of total assets at December 31, 2017 from $9.6 million or 0.80 percent of total assets at June 30, 2017. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first six months of fiscal 2018, the Corporation did not repurchase any loans from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreement.  This compares to the first six months of fiscal 2017 when the Corporation repurchased one loan, totaling $389,000, from investors pursuant to the recourse/repurchase covenants contained in the loan sale agreements, which was subsequently paid off. Additional repurchase requests may have been settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first six months of fiscal 2018 and 2017, the Corporation recorded recourse recoveries of $22,000 and settled $11,000 in claims in lieu of loan repurchases in fiscal 2017. As of December 31, 2017, the total recourse reserve for loans sold that are subject to repurchase was $283,000, down from $305,000 at June 30, 2017 and from $412,000 at December 31, 2016.

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

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2017 and 2016:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2017	2016	2017	2016
(In Thousands)

Balance, beginning of the period	$305	$453	$305	$453
Recovery from recourse liability	(22)	(30)	(22)	(30)
Net settlements in lieu of loan repurchases	—	(11)	—	(11)
Balance, end of the period	$283	$412	$283	$412

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2017:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$6,056	741	77%	9.73 years
Stated income (5)	$87,194	731	61%	12.01 years
FICO less than or equal to 660	$7,243	643	61%	9.53 years
Over 30-year amortization	$9,724	729	63%	12.29 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $4.8 million of “stated income,” $333,000 of “FICO less than or equal to 660,” and $218,000 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2017:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$6,056	—%	—%
Fully amortize between 1 year and 5 years	—	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$6,056	—%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2017:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$85,731	6%	1%
Interest rate reset between 1 year and 5 years	1,463	—%	—%
Interest rate reset after 5 years	—	—%	—%
Total	$87,194	5%	1%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of payment terms on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully amortizing status from their interest-only period may create a payment shock for some of the Corporation’s borrowers as the loans adjust to a higher monthly payment consisting of both principal and interest, which may result in an increase in non-performing loans. To date, the Corporation has not experienced an elevated level of delinquencies or defaults related to payment shocks.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	2017	Total
Loan balance (in thousands)	$150,053	$116	$949	$2,322	$2,565	$9,087	$13,363	$35,908	$84,521	$298,884
Weighted-average LTV (1)	62%	65%	60%	51%	44%	66%	69%	66%	74%	66%
Weighted-average age (in years)	12.10	7.13	6.43	5.33	4.50	3.35	2.58	1.44	0.69	6.76
Weighted-average FICO (2)	730	700	711	758	754	753	738	743	737	735
Number of loans	512	1	4	13	22	23	20	66	126	787

Geographic breakdown (%)
Inland Empire	35%	100%	57%	14%	44%	45%	24%	28%	31%	33%
Southern California (3)	52%	—%	43%	50%	26%	30%	51%	38%	49%	48%
Other California (4)	12%	—%	—%	36%	30%	25%	25%	34%	20%	18%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	2017	Total
Loan balance (in thousands)	$21,081	$—	$6,735	$12,378	$59,669	$76,297	$82,196	$126,905	$78,525	$463,786
Weighted-average LTV (1)	41%	—%	52%	50%	54%	53%	54%	49%	50%	51%
Weighted-average DCR (2)	1.62x	—	1.57x	1.82x	1.68x	1.66x	1.64x	1.66x	1.66x	1.66x
Weighted-average age (in years)	12.61	—	6.24	5.33	4.38	3.47	2.49	1.50	0.56	2.89
Weighted-average FICO (3)	696	—	768	735	766	764	757	762	752	757
Number of loans	49	—	9	16	84	95	122	148	123	646

Geographic breakdown (%)
Inland Empire	36%	—%	7%	2%	35%	12%	17%	10%	18%	17%
Southern California (4)	43%	—%	78%	64%	50%	54%	63%	64%	64%	59%
Other California (5)	8%	—%	15%	34%	15%	34%	20%	26%	18%	23%
Other States	13%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2017:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$118,678	—%	—%	3%
Interest rate reset or mature between 1 year and 5 years	330,664	—%	—%	4%
Interest rate reset or mature after 5 years	14,444	—%	—%	5%
Total	$463,786	—%	—%	4%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2017:

	Calendar Year of Origination
(Dollars In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	2017	Total (5)(6)
Loan balance (in thousands)	$1,198	$336	$—	$10,451	$12,887	$21,087	$20,033	$17,446	$19,928	$103,366
Weighted-average LTV (1)	25%	54%	—%	45%	46%	45%	41%	50%	44%	45%
Weighted-average DCR (2)	1.47x	1.25x	—	1.94x	1.64x	1.93x	1.80x	1.58x	1.67x	1.75x
Weighted-average age (in years)	16.49	7.60	—	5.27	4.43	3.40	2.45	1.61	0.37	2.81
Weighted-average FICO (2)	707	703	—	743	759	752	758	759	773	759
Number of loans	6	2	—	9	19	26	25	23	23	133

Geographic breakdown (%):
Inland Empire	73%	49%	—%	72%	22%	37%	31%	11%	26%	31%
Southern California (3)	27%	51%	—%	28%	48%	43%	32%	62%	51%	45%
Other California (4)	—%	—%	—%	—%	30%	20%	37%	27%	23%	24%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $34.2 million in Mixed Use; $19.4 million in Retail; $15.9 million in Office; $11.1 million in Mobile Home Parks; $8.8 million in Warehouse; $5.4 million in Medical/Dental Office; $3.4 million in Mini-Storage; $2.1 million in Restaurant/Fast Food; $1.6 million in Automotive – Non Gasoline and $1.5 million in Light Industrial/Manufacturing.

(6)	Consisting of $98.3 million or 95.1 percent in investment properties and $5.1 million or 4.9 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2017:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$28,529	—%	—%	68%
Interest rate reset or mature between 1 year and 5 years	69,617	—%	—%	90%
Interest rate reset or mature after 5 years	5,220	—%	—%	83%
Total	$103,366	—%	—%	84%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At December 31, 2017	At June 30, 2017
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$4,508	$4,668
Commercial real estate	—	201
Total	4,508	4,869

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,416	3,061
Commercial business loans	61	65
Total	3,477	3,126

Total non-performing loans	7,985	7,995

Real estate owned, net	621	1,615
Total non-performing assets	$8,606	$9,610

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.90%	0.88%

Non-performing loans as a percentage of total assets	0.69%	0.67%

Non-performing assets as a percentage of total assets	0.74%	0.80%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of December 31, 2017:

	Calendar Year of Origination
(In Thousands)	2009 & Prior	2010	2011	2012	2013	2014	2015	2016	2017	Total
Mortgage loans:
Single-family	$7,837	$—	$—	$87	$—	$—	$—	$—	$—	$7,924
Commercial business loans	61	—	—	—	—	—	—	—	—	61
Total	$7,898	$—	$—	$87	$—	$—	$—	$—	$—	$7,985

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of December 31, 2017:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$3,381	$3,006	$1,537	$—	$7,924
Commercial business loans	61	—	—	—	61
Total	$3,442	$3,006	$1,537	$—	$7,985

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, net of undisbursed loan funds, fair value adjustments, and real estate owned at the dates indicated:

	At December 31, 2017		At June 30, 2017
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$2,878	7	$3,443	9
Multi-family	—	—	272	1
Construction	721	1	—	—
Total special mention loans	3,599	8	3,715	10

Substandard loans:
Mortgage loans:
Single-family	7,924	31	7,729	29
Commercial real estate	—	—	201	1
Construction	1,569	1	—	—
Commercial business loans	61	1	65	1
Total substandard loans	9,554	33	7,995	31

Total classified loans	13,153	41	11,710	41

Real estate owned:
Single-family	621	1	1,615	2
Total real estate owned	621	1	1,615	2

Total classified assets	$13,774	42	$13,325	43

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2017	2016	2017	2016
Loans originated and purchased for sale:
Retail originations	$183,787	$264,857	$397,088	$583,827
Wholesale originations and purchases	148,077	277,054	327,068	605,426
Total loans originated and purchased for sale (1)	331,864	541,911	724,156	1,189,253

Loans sold:
Servicing released	(351,720)	(624,979)	(725,183)	(1,183,992)
Servicing retained	(9,660)	(13,520)	(17,248)	(22,821)
Total loans sold (2)	(361,380)	(638,499)	(742,431)	(1,206,813)

Loans originated for investment:
Mortgage loans:
Single-family	12,362	17,926	39,698	29,756
Multi-family	9,473	15,418	21,667	34,459
Commercial real estate	8,478	2,021	12,970	4,848
Construction	1,475	1,661	2,409	3,296
Consumer loans	2	1	3	1
Total loans originated for investment (3)	31,790	37,027	76,747	72,360

Loans purchased for investment:
Mortgage loans:
Single-family	—	9,477	—	9,527
Multi-family	2,241	16,858	2,241	39,764
Commercial real estate	868	—	868	—
Total loans purchased for investment (3)	3,109	26,335	3,109	49,291

Mortgage loan principal payments	(57,390)	(54,722)	(100,751)	(105,264)
Real estate acquired in settlement of loans	(700)	—	(700)	(1,298)
(Decrease) increase in other items, net (4)	(22)	(5,577)	968	(2,197)

Net decrease in loans held for investment and loans held for sale at fair value	$(52,729)	$(93,525)	$(38,902)	$(4,668)

(1)
Includes PBM loans originated and purchased for sale during the quarters and six months ended December 31, 2017 and 2016 totaling $331.9 million, $541.9 million, $724.2 million and $1.19 billion, respectively.

(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2017 and 2016 totaling $361.4 million, $638.5 million, $742.4 million and $1.21 billion, respectively.

(3)
Includes PBM loans originated and purchased for investment during the quarters and six months ended December 31, 2017 and 2016 totaling $12.4 million, $15.6 million, $37.8 million and $26.8 million, respectively.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2018 and 2017, the Corporation originated and purchased $804.0 million and $1.31 billion of loans, respectively.  The total loans sold in the first six months of fiscal 2018 and 2017 were $742.4 million and $1.21 billion, respectively.  At December 31, 2017, the Corporation had loan origination commitments totaling $57.7 million, undisbursed lines of credit totaling $1.1 million and undisbursed construction loan funds totaling $7.4 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first six months of fiscal 2018, the net decrease in deposits was $18.7 million, primarily due to non-renewing scheduled maturities in time deposits, partly offset by the increase in transaction accounts. The decrease in time deposits and the increase in transaction accounts were consistent with the Corporation's operating strategy. As of December 31, 2017, total deposits were $907.8 million. At December 31, 2017, time deposits scheduled to mature in one year or less were $101.6 million and total time deposits with a principal amount of $100,000 or higher were $122.1 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2017, total cash and cash equivalents were $47.2 million, or four percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2017, total borrowings were $111.2 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $297.1 million and the remaining available collateral was $535.6 million. In addition, the Bank has secured a $75.8 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $80.7 million.  As of December 31, 2017, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2018 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of December 31, 2017.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2017 decreased to 17.9 percent from 22.1 percent for the quarter ended June 30, 2017.

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

At December 31, 2017, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at December 31, 2017 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of December 31, 2017
Tier 1 leverage capital (to adjusted average assets)	$120,453	10.28%	$46,862	4.00%	$58,577	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets)	$120,453	17.62%	$39,313	5.75%	$44,441	6.50%
Tier 1 capital (to risk-weighted assets)	$120,453	17.62%	$49,568	7.25%	$54,696	8.00%
Total capital (to risk-weighted assets)	$128,716	18.83%	$63,242	9.25%	$68,370	10.00%

As of June 30, 2017
Tier 1 leverage capital (to adjusted assets)	$127,956	10.77%	$47,506	4.00%	$59,383	5.00%
CET1 capital (to risk-weighted assets)	$127,956	17.57%	$41,885	5.75%	$47,348	6.50%
Tier 1 capital (to risk-weighted assets)	$127,956	17.57%	$52,811	7.25%	$58,274	8.00%
Total capital (to risk-weighted assets)	$136,271	18.71%	$67,380	9.25%	$72,843	10.00%

Provident Savings Bank, F.S.B.:

As of December 31, 2017
Tier 1 leverage capital (to adjusted average assets)	$112,401	9.59%	$46,862	4.00%	$58,577	5.00%
CET1 capital (to risk-weighted assets)	$112,401	16.44%	$39,307	5.75%	$44,434	6.50%
Tier 1 capital (to risk-weighted assets)	$112,401	16.44%	$49,561	7.25%	$54,688	8.00%
Total capital (to risk-weighted assets)	$120,664	17.65%	$63,233	9.25%	$68,360	10.00%

As of June 30, 2017
Tier 1 leverage capital (to adjusted assets)	$117,530	9.90%	$47,503	4.00%	$59,379	5.00%
CET1 capital (to risk-weighted assets)	$117,530	16.14%	$41,877	5.75%	$47,339	6.50%
Tier 1 capital (to risk-weighted assets)	$117,530	16.14%	$52,801	7.25%	$58,263	8.00%
Total capital (to risk-weighted assets)	$125,845	17.28%	$67,367	9.25%	$72,829	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This requirement began to be phased in on January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each year to an amount equal to 2.5 percent of risk-weighted assets when fully implemented in January 2019. As of December 31, 2017, the conservation buffer was 1.25 percent.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first six months of fiscal 2018, the Bank paid a cash dividend of $5.0 million to the Corporation; while the Corporation paid $2.1 million of cash dividends to its shareholders.

Supplemental Information

	At December 31, 2017	At June 30, 2017	At December 31, 2016

Loans serviced for others (in thousands)	$127,088	$119,304	$113,615

Book value per share	$16.15	$16.62	$16.75

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice periodically or have a relatively short-average life.  The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 1.50 percent making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2017 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$262,577	$129,152	$1,282,301	20.48%	+919 bp
+300 bp	$236,832	$103,407	$1,263,229	18.75%	+746 bp
+200 bp	$206,859	$73,434	$1,240,231	16.68%	+539 bp
+100 bp	$172,084	$38,659	$1,212,942	14.19%	+290 bp
0 bp	$133,425	$—	$1,181,462	11.29%	0 bp
-100 bp	$120,515	$(12,910)	$1,173,826	10.27%	-102 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2017 (“base case”).

(2)	Derived as the NPV divided by the portfolio value of total assets.

(3)	Derived as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2017 and June 30, 2017.

	At December 31, 2017	At June 30, 2017
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.29%	11.49%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.27%	10.16%
Sensitivity Measure: Change in NPV Ratio	-102 bp	-133 bp

The pre-shock NPV ratio declined 20 basis points to 11.29 percent at December 31, 2017 from 11.49 percent at June 30, 2017 while the post-shock NPV ratio increased 11 basis points to 10.27 percent at December 31, 2017 from 10.16 percent at June 30, 2017. As a result, the sensitivity ratio declined 31 basis points to 102 basis points at December 31, 2017 from 133 basis points at June 30, 2017.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of December 31, 2017:

	Term to Repricing or Maturity(1)
	As of December 31, 2017
	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non sensitive	Total
	(Dollars In thousands)
Repricing Assets:
Cash and cash equivalents	$44,345	$—	$—	$2,828	$47,173
Investment securities	41,399	—	—	54,632	96,031
Loans held for investment	303,164	231,237	265,483	86,092	885,976
Loans held for sale	96,589	—	—	—	96,589
FHLB - San Francisco stock	8,108	—	—	—	8,108
Other assets	—	—	—	28,254	28,254
Total assets	493,605	231,237	265,483	171,806	1,162,131

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	77,144	77,144
Checking deposits - interest bearing	38,454	76,909	76,909	64,091	256,363
Savings deposits	58,484	116,968	116,968	—	292,420
Money market deposits	17,362	17,362	—	—	34,724
Time deposits	101,557	111,721	29,208	4,651	247,137
FHLB - San Francisco borrowings	10,000	20,000	31,189	50,000	111,189
Other liabilities	—	—	—	22,454	22,454
Stockholders' equity	—	—	—	120,700	120,700
Total liabilities and stockholders' equity	225,857	342,960	254,274	339,040	1,162,131

Repricing gap positive (negative)	$267,748	$(111,723)	$11,209	$(167,234)	$—
Cumulative repricing gap:
Dollar amount	$267,748	$156,025	$167,234	$—	$—
Percent of total assets	23%	13%	14%	—%	—%

(1) Cash and cash equivalents are presented as forecast repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); loans held for sale and transaction accounts are presented as forecast repricing; FHLB - San Francisco stock is presented as forecast repricing; while time deposits (without consideration for early withdrawals) and FHLB - San Francisco borrowings are presented as contractual maturities.

The static gap analysis shows a positive position in the "12 months or less" category and the "Greater than 3 years to 5 years" category, indicating more assets are sensitive to repricing than liabilities; while the gap analysis shows a negative position in the "Greater than 1 year to 3 years" category and the "Greater than 5 years or non sensitive" category, indicating more liabilities are sensitive to repricing than assets. However, the cumulative repricing gap is positive in each category. Non-maturity checking deposits are available for immediate withdrawal and are therefore assumed to be inherently sensitive to changes in interest rates. Management views non-interest bearing deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to repricing as follows: interest-bearing checking deposits at 15 percent per year, savings deposits at 20 percent per year and money market deposits at 50 percent in the first and second years.

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

The extent to which the net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market interest rates. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary. As a result, the relationship between interest-earning assets and interest-bearing liabilities, as shown in the previous table, is only a general indicator of interest rate sensitivity and the effect of changing market interest rates on net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the previous table.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

•	The Corporation’s current balance sheet and repricing characteristics;

•	Forecasted balance sheet growth consistent with the business plan;

•	Current interest rates and yield curves and management estimates of projected interest rates;

•	Embedded options, interest rate floors, periodic caps and lifetime caps;

•	Repricing characteristics for market rate sensitive instruments;

•	Loan, investment, deposit and borrowing cash flows;

•	Loan prepayment estimates for each type of loan; and

•	Immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at December 31, 2017 and June 30, 2017.

At December 31, 2017		At June 30, 2017
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	11.76%	+400 bp	16.70%
+300 bp	10.03%	+300 bp	14.23%
+200 bp	8.22%	+200 bp	11.62%
+100 bp	6.12%	+100 bp	8.29%
-100 bp	(5.29)%	-100 bp	(3.68)%

At both December 31, 2017 and June 30, 2017, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore at December 31, 2017 and June 30, 2017, in a rising interest rate environment, the model forecasts an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the model forecasts a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2017 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans, employment matters and other issues in the ordinary course of an incident to the Corporation’s business. The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Corporation, except as set forth below. Additionally, in some actions, it is difficult to assess potential exposure because the Corporation is still in the early stages of the litigation.

On December 17, 2012, a class and collective action lawsuit, Gina McKeen-Chaplin, individually and on behalf of others similarly situated vs. the Bank was filed in the United States District Court for the Eastern District of California (the "Court") against the Bank claiming damages, restitution and injunctive relief for alleged misclassification of certain employees as exempt rather than non-exempt, resulting in a failure to pay appropriate overtime compensation, to provide meal and rest periods, to pay waiting time penalties and to provide accurate wage statements (the “McKeen-Chaplin lawsuit”).

On August 12, 2015, the Court issued an order denying the plaintiffs' motion for summary judgment and granting the Bank's motion for summary judgment affirming that the plaintiffs were properly classified as exempt employees and denying the federal claims. On August 18, 2015, the plaintiffs filed an appeal to the order. On July 5, 2017, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the Court’s ruling granting the Bank's motion for summary judgment, instead ruling the plaintiffs were improperly classified as exempt employees and were entitled to overtime compensation. The Ninth Circuit remanded the case back to the Court with instructions to enter summary judgement in favor of the plaintiffs. As a result of the Ninth Circuit’s unfavorable ruling, the Bank filed on September 7, 2017, a petition for writ of certiorari to the United States Supreme Court, which was denied on November 27, 2017.

On May 22, 2013, counsel in the McKeen-Chaplin lawsuit filed another class action called Neal versus Provident Savings Bank, F.S.B. (the “Neal lawsuit”) in California Superior Court in Alameda County (the "State Court"). The Neal lawsuit is virtually identical to the McKeen-Chaplin lawsuit alleging that mortgage underwriters were misclassified as exempt employees and is in the early stages of litigation.

On December 18, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs' representatives to memorialize an agreement in principle to settle the pending McKeen-Chaplin and Neal Lawsuits. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $1.8 million, which includes all settlement funds, the named plaintiff service payments, and class counsel's attorneys' fees and costs. Any additional costs and expenses related to employer-side payroll taxes will be paid by the Bank.

The Bank's decision to settle these lawsuits was the result of the unfavorable ruling by the United States Supreme Court in the McKeen-Chaplin lawsuit and the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation if the Neal lawsuit would proceed. In addition, the Bank determined that the settlement would reduce the Bank's potential exposure to damages, penalties, fines and plaintiffs' legal fees in the event of an unfavorable outcome in the Neal lawsuit. The settlement will include the dismissal of all claims against the Bank and related parties in the McKeen-Chaplin and Neal Lawsuits without any admission of liability or wrongdoing attributed to the Bank. The settlement described in the Memorandum of Understanding remains subject to court approval and other customary conditions, including a limitation on the number of plaintiffs in each lawsuit that may opt out of the proposed settlement. If the opt out number for either lawsuit is exceeded, the Bank may at its sole and absolute discretion void the settlement within 30 days of receiving notice of the number of plaintiff’s electing to opt out of the settlement.

Based on the proposed settlement, the Corporation recorded litigation expense accrual of $650,000 in the second quarter of fiscal 2018 to fully reserve for the agreed upon settlement amount.

On August 6, 2015, a former employee, Christina Cannon, filed a lawsuit called Cannon versus the Bank in the California Superior Court for the County of San Bernardino. Cannon seeks to represent a class of all non-exempt employees in a class action lawsuit brought under California’s Unfair Competition Law, Business & Professions Code section 17200. The underlying claims include unpaid overtime (including off-the-clock work), meal and rest period violations, minimum wage violations, and failure to reimburse business expenses. On September 8, 2017, the attorneys for the plaintiffs in the Cannon Lawsuit sent notification to the Bank and to the California Labor & Workforce Development Agency informing them of their intent to bring a claim under the Private Attorneys’ General Act of 2004 (“PAGA”) on behalf of all non-exempt employees and covering a variety of alleged wage and hour violations. On September 12, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending Cannon Lawsuit. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $2.8 million, which includes all settlement funds, the class representative enhancement award, settlement administrator’s expenses, any employer-side payroll taxes, and class counsel’s attorneys’ fees and costs. The Bank’s decision to settle this matter was the result of the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation. In addition, the Bank determined that the settlement would reduce the Bank’s potential exposure to damages, penalties, fines and plaintiffs’ legal fees in the event of an unfavorable outcome in a court trial. The settlement includes the dismissal of all claims against the Bank and related parties in the Cannon Lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Bank. The settlement described in the Memorandum of Understanding remains subject to court approval and other customary conditions. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Bank resulting in the full $2.8 million settlement expense being recognized in the first quarter of fiscal 2018.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2017	2,776	$19.42	2,776	256,424
November 1 – 30, 2017	47,671	$19.21	47,671	208,753
December 1 – 31, 2017	90,079	$19.23	90,079	118,674
Total	140,526	$19.23	140,526	118,674

(1)	Represents the remaining shares available for future purchases under the June 2017 stock repurchase plan.

During the quarter ended December 31, 2017, the Corporation purchased 140,526 shares of the Corporation’s common stock at an average cost of $19.23 per share. As of December 31, 2017, a total of 266,526 shares or 69 percent of the shares authorized in the June 2017 stock repurchase plan have been purchased at an average cost of $19.33 per share, leaving 118,674 shares available for future purchases. During the quarter ended December 31, 2017, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 8, 2018	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2018	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.