Form 10-Q
period 2018-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2018-05-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes            No  ✓  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of April 30, 2018
Common stock, $ 0.01 par value, per share	7,460,804 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2018 and June 30, 2017	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2018 and 2017	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Nine Months Ended March 31, 2018 and 2017	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2018 and 2017	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2018 and 2017	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	46
	Safe-Harbor Statement	47
	Critical Accounting Policies	48
	Executive Summary and Operating Strategy	48
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	49
	Comparison of Financial Condition at March 31, 2018 and June 30, 2017	50
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2018 and 2017	51
	Asset Quality	61
	Loan Volume Activities	69
	Liquidity and Capital Resources	70
	Supplemental Information	72

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	72

ITEM 4 -	Controls and Procedures	75

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	76
ITEM 1A -	Risk Factors	77
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	78
ITEM 3 -	Defaults Upon Senior Securities	78
ITEM 4 -	Mine Safety Disclosures	78
ITEM 5 -	Other Information	78
ITEM 6 -	Exhibits	78

SIGNATURES		81

.
PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	March 31, 2018	June 30, 2017
Assets
Cash and cash equivalents	$50,574	$72,826
Investment securities – held to maturity, at cost	95,724	60,441
Investment securities – available for sale, at fair value	8,002	9,318
Loans held for investment, net of allowance for loan losses of $7,531 and $8,039, respectively; includes $4,996 and $6,445 at fair value, respectively	894,167	904,919
Loans held for sale, at fair value	89,823	116,548
Accrued interest receivable	3,100	2,915
Real estate owned, net	787	1,615
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,108	8,108
Premises and equipment, net	8,734	6,641
Prepaid expenses and other assets	17,583	17,302

Total assets	$1,176,602	$1,200,633

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$87,520	$77,917
Interest-bearing deposits	834,979	848,604
Total deposits	922,499	926,521

Borrowings	111,176	126,226
Accounts payable, accrued interest and other liabilities	22,327	19,656
Total liabilities	1,056,002	1,072,403

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,033,115 and 17,949,365 shares issued; 7,460,804 and 7,714,052 shares outstanding, respectively)	180	180
Additional paid-in capital	94,719	93,209
Retained earnings	190,301	192,754
Treasury stock at cost (10,572,311 and 10,235,313 shares, respectively)	(164,786)	(158,142)
Accumulated other comprehensive income, net of tax	186	229

Total stockholders’ equity	120,600	128,230

Total liabilities and stockholders’ equity	$1,176,602	$1,200,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest income:
Loans receivable, net	$9,933	$9,704	$29,825	$30,300
Investment securities	382	142	958	354
FHLB – San Francisco stock	144	184	428	827
Interest-earning deposits	233	250	591	406
Total interest income	10,692	10,280	31,802	31,887

Interest expense:
Checking and money market deposits	96	90	311	293
Savings deposits	147	144	445	434
Time deposits	613	686	1,877	2,189
Borrowings	712	713	2,176	2,151
Total interest expense	1,568	1,633	4,809	5,067

Net interest income	9,124	8,647	26,993	26,820
Recovery from the allowance for loan losses	(505)	(165)	(347)	(665)
Net interest income, after recovery from the allowance for loan losses	9,629	8,812	27,340	27,485

Non-interest income:
Loan servicing and other fees	493	362	1,173	939
Gain on sale of loans, net	3,597	5,395	12,761	19,869
Deposit account fees	529	562	1,623	1,664
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(19)	(74)	(81)	(240)
Card and processing fees	372	338	1,126	1,063
Other	238	208	701	580
Total non-interest income	5,210	6,791	17,303	23,875

Non-interest expense:
Salaries and employee benefits	8,808	10,370	26,710	32,033
Premises and occupancy	1,255	1,241	3,829	3,765
Equipment	442	352	1,179	1,054
Professional expenses	400	436	1,441	1,571
Sales and marketing expenses	213	421	717	970
Deposit insurance premiums and regulatory assessments	189	189	591	614
Other(1)	1,132	759	6,919	4,061
Total non-interest expense	12,439	13,768	41,386	44,068

Income before income taxes	2,400	1,835	3,257	7,292
Provision for income taxes(2)	667	690	2,526	3,049
Net income	$1,733	$1,145	$731	$4,243

Basic earnings per share	$0.23	$0.14	$0.10	$0.53
Diluted earnings per share	$0.23	$0.14	$0.09	$0.52
Cash dividends per share	$0.14	$0.13	$0.42	$0.39
..
(1) Includes $3.4 million of litigation settlement expenses for the nine months ended March 31, 2018.
(2) Includes a net tax charge of $1.9 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the nine months ended March 31, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Net income	$1,733	$1,145	$731	$4,243

Change in unrealized holding loss on securities available for sale	(35)	(28)	(113)	(112)
Reclassification adjustment for net loss on securities available for sale included in net income	(2)	—	43	—
Other comprehensive loss, before income tax benefit	(37)	(28)	(70)	(112)

Income tax benefit	(13)	(12)	(27)	(47)
Other comprehensive loss	(24)	(16)	(43)	(65)

Total comprehensive income	$1,709	$1,129	$688	$4,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended March 31, 2018 and 2017:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at December 31, 2017	7,474,776	$180	$94,011	$189,610	$(163,311)	$210	$120,700

Net income				1,733			1,733
Other comprehensive loss						(24)	(24)
Purchase of treasury stock(1)	(80,972)				(1,475)		(1,475)
Exercise of stock options	56,500		416				416
Distribution of restricted stock	10,500						—
Amortization of restricted stock			167				167
Stock options expense			125				125
Cash dividends(2)				(1,042)			(1,042)

Balance at March 31, 2018	7,460,804	$180	$94,719	$190,301	$(164,786)	$186	$120,600

(1) Includes the repurchase of 3,291 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2018.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at December 31, 2016	7,915,116	$179	$92,215	$192,699	$(152,802)	$264	$132,555

Net income				1,145			1,145
Other comprehensive loss						(16)	(16)
Purchase of treasury stock	(89,819)				(1,678)		(1,678)
Exercise of stock options	60,250		524				524
Amortization of restricted stock			139				139
Awards of restricted stock			(53)		53		—
Stock options expense			115				115
Tax effect from stock-based compensation			(165)				(165)
Cash dividends(1)				(1,028)			(1,028)

Balance at March 31, 2017	7,885,547	$179	$92,775	$192,816	$(154,427)	$248	$131,591

(1) Cash dividends of $0.13 per share were paid in the quarter ended March 31, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended March 31, 2018 and 2017:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2017	7,714,052	$180	$93,209	$192,754	$(158,142)	$229	$128,230

Net income				731			731
Other comprehensive loss						(43)	(43)
Purchase of treasury stock(1)	(347,498)				(6,627)		(6,627)
Exercise of stock options	83,750		677				677
Distribution of restricted stock	10,500						—
Amortization of restricted stock			458				458
Forfeitures of restricted stock			17		(17)		—
Stock options expense			358				358
Cash dividends(2)				(3,184)			(3,184)

Balance at March 31, 2018	7,460,804	$180	$94,719	$190,301	$(164,786)	$186	$120,600

(1) Includes the repurchase of 3,291 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2018.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2016	7,975,250	$178	$90,802	$191,666	$(149,508)	$313	$133,451

Net income				4,243			4,243
Other comprehensive loss						(65)	(65)
Purchase of treasury stock(1)	(261,453)				(4,999)		(4,999)
Exercise of stock options	84,000	1	808				809
Distribution of restricted stock	87,750						—
Amortization of restricted stock			634				634
Awards of restricted stock			(214)		214		—
Forfeitures of restricted stock			134		(134)		—
Stock options expense			597				597
Tax effect from stock-based compensation			14				14
Cash dividends(2)				(3,093)			(3,093)

Balance at March 31, 2017	7,885,547	$179	$92,775	$192,816	$(154,427)	$248	$131,591

(1) Includes the repurchase of 25,598 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2) Cash dividends of $0.39 per share were paid in the nine months ended March 31, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$731	$4,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,229	1,948
Recovery from the allowance for loan losses	(347)	(665)
(Recovery) provision of losses on real estate owned	(552)	145
Gain on sale of loans, net	(12,761)	(19,869)
Loss (gain) on sale of real estate owned, net	564	(84)
Stock-based compensation	816	1,231
(Benefit) provision for deferred income taxes	(28)	1,335
Tax effect from stock based compensation	—	(14)
Increase in accounts payable, accrued interest and other liabilities	3,294	1,507
Increase in prepaid expenses and other assets	(482)	(572)
Loans originated for sale	(944,349)	(1,507,162)
Proceeds from sale of loans	983,504	1,609,636
Net cash provided by operating activities	32,619	91,679

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	8,956	(42,052)
Principal payments from investment securities held to maturity	18,082	9,398
Principal payments from investment securities available for sale	1,252	1,434
Purchase of investment securities held to maturity	(54,147)	(10,970)
Proceeds from sale of real estate owned	2,223	1,497
Purchase of premises and equipment	(2,713)	(991)
Net cash used for investing activities	(26,347)	(41,684)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(4,022)	11,922
Repayments of short-term borrowings, net	(15,000)	—
Proceeds from long-term borrowings	10,000	20,000
Repayments of long-term borrowings	(10,050)	(55)
Exercise of stock options	677	809
Withholding taxes on stock based compensation	(318)	(501)
Tax effect from stock based compensation	—	14
Cash dividends	(3,184)	(3,093)
Treasury stock purchases	(6,627)	(4,999)
Net cash (used for) provided by financing activities	(28,524)	24,097

Net (decrease) increase in cash and cash equivalents	(22,252)	74,092
Cash and cash equivalents at beginning of period	72,826	51,206
Cash and cash equivalents at end of period	$50,574	$125,298
Supplemental information:
Cash paid for interest	$4,816	$5,043
Cash paid for income taxes	$2,400	$2,384
Transfer of loans held for sale to held for investment	$1,122	$2,280
Real estate acquired in the settlement of loans	$1,659	$1,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2017 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2017.  The results of operations for the quarter and nine months ended March 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.

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

As of March 31, 2018 and 2017, there were outstanding options to purchase 529,000 shares and 683,250 shares of the Corporation’s common stock, respectively. Of those shares, as of March 31, 2018 and 2017, there were 26,000 shares and 76,000 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2018, there were outstanding restricted stock awards of 98,500 shares which had a dilutive effect in the third quarter of fiscal 2018; and as of March 31, 2017, there were outstanding restricted stock awards of 111,000 shares which had a dilutive effect in the third quarter of fiscal 2017.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2018 and 2017, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,733	$1,145	$731	$4,243

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,457	7,926	7,573	7,943

Effect of dilutive shares:
Stock options	97	142	111	153
Restricted stock	62	26	53	30

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,616	8,094	7,737	8,126

Basic earnings per share	$0.23	$0.14	$0.10	$0.53
Diluted earnings per share	$0.23	$0.14	$0.09	$0.52

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters and nine months ended March 31, 2018 and 2017, respectively.

	For the Quarter Ended March 31, 2018
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$8,750	$374	$9,124
Recovery from the allowance for loan losses	(505)	—	(505)
Net interest income, after recovery from the allowance for loan losses	9,255	374	9,629

Non-interest income:
Loan servicing and other fees (1)	313	180	493
(Loss) gain on sale of loans, net (2)	(1)	3,598	3,597
Deposit account fees	529	—	529
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(19)	—	(19)
Card and processing fees	372	—	372
Other	238	—	238
Total non-interest income	1,432	3,778	5,210

Non-interest expense:
Salaries and employee benefits	4,763	4,045	8,808
Premises and occupancy	842	413	1,255
Operating and administrative expenses	1,050	1,326	2,376
Total non-interest expense	6,655	5,784	12,439
Income (loss) before income taxes	4,032	(1,632)	2,400
Provision (benefit) for income taxes	1,252	(585)	667
Net income (loss)	$2,780	$(1,047)	$1,733
Total assets, end of period	$1,086,437	$90,165	$1,176,602

(1)	Includes an inter-company charge of $222 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $44 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$7,940	$707	$8,647
Recovery from the allowance for loan losses	(121)	(44)	(165)
Net interest income after recovery from the allowance for loan losses	8,061	751	8,812

Non-interest income:
Loan servicing and other fees (1)	125	237	362
Gain on sale of loans, net (2)	1	5,394	5,395
Deposit account fees	562	—	562
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(68)	(6)	(74)
Card and processing fees	338	—	338
Other	208	—	208
Total non-interest income	1,166	5,625	6,791

Non-interest expense:
Salaries and employee benefits	4,662	5,708	10,370
Premises and occupancy	784	457	1,241
Operating and administrative expenses	1,333	824	2,157
Total non-interest expense	6,779	6,989	13,768
Income (loss) before income taxes	2,448	(613)	1,835
Provision (benefit) for income taxes	948	(258)	690
Net income (loss)	$1,500	$(355)	$1,145
Total assets, end of period	$1,093,715	$105,730	$1,199,445

(1)	Includes an inter-company charge of $173 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $48 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2018
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$25,517	$1,476	$26,993
Recovery from the allowance for loan losses	(347)	—	(347)
Net interest income, after recovery from the allowance for loan losses	25,864	1,476	27,340

Non-interest income:
Loan servicing and other fees (1)	468	705	1,173
Gain on sale of loans, net (2)	21	12,740	12,761
Deposit account fees	1,623	—	1,623
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(81)	—	(81)
Card and processing fees	1,126	—	1,126
Other	701	—	701
Total non-interest income	3,858	13,445	17,303

Non-interest expense:
Salaries and employee benefits	13,714	12,996	26,710
Premises and occupancy	2,491	1,338	3,829
Operating and administrative expenses(3)	4,490	6,357	10,847
Total non-interest expense	20,695	20,691	41,386
Income (loss) before income taxes	9,027	(5,770)	3,257
Provision (benefit) for income taxes(4)	4,595	(2,069)	2,526
Net income (loss)	$4,432	$(3,701)	$731
Total assets, end of period	$1,086,437	$90,165	$1,176,602

(1)	Includes an inter-company charge of $561 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $182 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

(3)	Includes $3.4 million of litigation settlement expenses for the first nine months of fiscal 2018 with $2.1 million allocated to PBM.

(4)
Includes a net tax charge of $1.9 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the nine months ended March 31, 2018, all charged to the Bank.

	For the Nine Months Ended March 31, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$23,336	$3,484	$26,820
Recovery from the allowance for loan losses	(431)	(234)	(665)
Net interest income, after recovery from the allowance for loan losses	23,767	3,718	27,485

Non-interest income:
Loan servicing and other fees (1)	444	495	939
Gain on sale of loans, net (2)	39	19,830	19,869
Deposit account fees	1,664	—	1,664
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(231)	(9)	(240)
Card and processing fees	1,063	—	1,063
Other	580	—	580
Total non-interest income	3,559	20,316	23,875

Non-interest expense:
Salaries and employee benefits	14,198	17,835	32,033
Premises and occupancy	2,432	1,333	3,765
Operating and administrative expenses	3,632	4,638	8,270
Total non-interest expense	20,262	23,806	44,068
Income before income taxes	7,064	228	7,292
Provision for income taxes	2,953	96	3,049
Net income	$4,111	$132	$4,243
Total assets, end of period	$1,093,715	$105,730	$1,199,445

(1)	Includes an inter-company charge of $396 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $216 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2018 and June 30, 2017 were as follows:

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$600	$—	$—	$600	$600
U.S. SBA loan pool securities(1)	3,009	—	18	2,991	3,009
U.S. government sponsored enterprise MBS (2)	92,115	110	875	91,350	92,115
Total investment securities - held to maturity	$95,724	$110	$893	$94,941	$95,724

Available for sale:
U.S. government agency MBS	$4,490	$166	$—	$4,656	$4,656
U.S. government sponsored enterprise MBS	2,820	131	—	2,951	2,951
Private issue CMO (3)	391	4	—	395	395
Total investment securities - available for sale	$7,701	$301	$—	$8,002	$8,002
Total investment securities	$103,425	$411	$893	$102,943	$103,726

(1)	Small Business Administration ("SBA").

(2)	Mortgage-Backed Securities (“MBS”).

(3)	Collateralized Mortgage Obligations (“CMO”).

As of June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
Certificates of deposit	$600	$—	$—	$600	$600
U.S. government sponsored enterprise MBS	59,841	265	77	60,029	59,841
Total investment securities - held to maturity	$60,441	$265	$77	$60,629	$60,441

Available for sale:
U.S. government agency MBS	$5,197	$186	$—	$5,383	$5,383
U.S. government sponsored enterprise MBS	3,301	173	—	3,474	3,474
Private issue CMO	456	5	—	461	461
Total investment securities - available for sale	$8,954	$364	$—	$9,318	$9,318
Total investment securities	$69,395	$629	$77	$69,947	$69,759

In the third quarters of fiscal 2018 and 2017, the Corporation received MBS principal payments of $7.6 million and $3.5 million, respectively, and there were no sales of investment securities during these periods. The Corporation purchased $12.6 million of U.S. government sponsored enterprise MBS and $3.0 million of U.S. SBA loan pool securities, to be held to maturity, during the third quarter of fiscal 2018; while the Corporation purchased $11.0 million of U.S. government sponsored enterprise MBS during the third quarter of fiscal 2017. For the first nine months of fiscal 2018 and 2017, the Corporation received MBS principal payments of $19.3 million and $10.8 million, respectively, and there were no sales of investment securities during these periods. For the first nine months of fiscal 2018, the Corporation purchased $51.1 million in U.S. government sponsored enterprise MBS and $3.0 million in U.S. SBA loan pool securities, to be held to maturity; while the Corporation purchased $11.0 million in U.S. government sponsored enterprise MBS during the first nine months of fiscal 2017.

The Corporation held investments with an unrealized loss position of $893,000 at March 31, 2018 and $77,000 at June 30, 2017. At March 31, 2018 and June 30, 2017, the gross unrealized losses and the fair value for investment securities by investment category aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows:

As of March 31, 2018	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. SBA loan pool securities	$2,984	$18	$—	$—	$2,984	$18
U.S. government sponsored enterprise MBS	80,725	875	—	—	80,725	875
Total investment securities	$83,709	$893	$—	$—	$83,709	$893

As of June 30, 2017	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$28,722	$77	$—	$—	$28,722	$77
Total investment securities	$28,722	$77	$—	$—	$28,722	$77

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value.  As of March 31, 2018 and June 30, 2017, the unrealized holding losses were for a term of less than 12 months. The Corporation does not believe that there are any other-than-temporary impairments on the investment securities at March 31, 2018 and 2017; therefore, no impairment losses were recorded for the quarters and nine months ended March 31, 2018 and 2017.

Contractual maturities of investment securities as of March 31, 2018 and June 30, 2017 were as follows:

	March 31, 2018		June 30, 2017
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$600	$600	$600	$600
Due after one through five years	16,745	16,534	4,698	4,708
Due after five through ten years	35,636	35,139	41,404	41,374
Due after ten years	42,743	42,668	13,739	13,947
Total investment securities - held to maturity	$95,724	$94,941	$60,441	$60,629

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	7,701	8,002	8,954	9,318
Total investment securities - available for sale	$7,701	$8,002	$8,954	$9,318
Total investment securities	$103,425	$102,943	$69,395	$69,947

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following at the dates indicated:

(In Thousands)	March 31, 2018	June 30, 2017
Mortgage loans:
Single-family	$316,912	$322,197
Multi-family	466,266	479,959
Commercial real estate	106,937	97,562
Construction	10,915	16,009
Commercial business loans	450	576
Consumer loans	130	129
Total loans held for investment, gross	901,610	916,432

Undisbursed loan funds	(5,591)	(9,015)
Advance payments of escrows	160	61
Deferred loan costs, net	5,519	5,480
Allowance for loan losses	(7,531)	(8,039)
Total loans held for investment, net	$894,167	$904,919

The following table sets forth information at March 31, 2018 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised two percent of loans held for investment at both March 31, 2018 and June 30, 2017.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$140,839	$30,990	$74,783	$57,090	$13,210	$316,912
Multi-family	130,608	166,749	157,761	10,914	234	466,266
Commercial real estate	29,657	40,992	35,740	—	548	106,937
Construction	9,011	—	—	—	1,904	10,915
Commercial business loans	26	—	—	—	424	450
Consumer loans	130	—	—	—	—	130
Total loans held for investment, gross	$310,271	$238,731	$268,284	$68,004	$16,320	$901,610

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	March 31, 2018
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$306,519	$466,266	$106,937	$9,989	$377	$130	$890,218
Special Mention	1,913	—	—	926	—	—	2,839
Substandard	8,480	—	—	—	73	—	8,553
Total loans held for investment, gross	$316,912	$466,266	$106,937	$10,915	$450	$130	$901,610

	June 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$310,738	$479,687	$97,361	$16,009	$496	$129	$904,420
Special Mention	3,443	272	—	—	—	—	3,715
Substandard	8,016	—	201	—	80	—	8,297
Total loans held for investment, gross	$322,197	$479,959	$97,562	$16,009	$576	$129	$916,432

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

The following table summarizes the Corporation’s allowance for loan losses at March 31, 2018 and June 30, 2017:

(In Thousands)	March 31, 2018	June 30, 2017
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$2,960	$3,515
Multi-family	3,312	3,420
Commercial real estate	966	879
Construction	94	96
Commercial business loans	16	21
Consumer loans	7	7
Total collectively evaluated allowance	7,355	7,938

Individually evaluated for impairment:
Mortgage loans:
Single-family	161	86
Commercial business loans	15	15
Total individually evaluated allowance	176	101
Total loan loss allowance	$7,531	$8,039

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses for the quarters and nine months ended March 31, 2018 and 2017, respectively:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(Dollars in Thousands)	2018	2017	2018	2017

Allowance at beginning of period	$8,075	$8,391	$8,039	$8,670

Recovery from the allowance for loan losses	(505)	(165)	(347)	(665)

Recoveries:
Mortgage loans:
Single-family	71	83	203	379
Multi-family	—	3	—	16
Commercial business loans	—	75	—	75
Consumer loans	—	1	—	2
Total recoveries	71	162	203	472

Charge-offs:
Mortgage loans:
Single-family	(110)	(112)	(364)	(199)
Consumer loans	—	(1)	—	(3)
Total charge-offs	(110)	(113)	(364)	(202)

Net (charge-offs) recoveries	(39)	49	(161)	270
Balance at end of period	$7,531	$8,275	$7,531	$8,275

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.84%	0.93%	0.84%	0.93%
Net charge-offs (recoveries) as a percentage of average loans receivable, net, during the period (annualized)	0.02%	(0.02)%	0.02%	(0.03)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	March 31, 2018
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$309,932	$157	$6,823	$316,912
Multi-family	466,266	—	—	466,266
Commercial real estate	106,937	—	—	106,937
Construction	10,915	—	—	10,915
Commercial business loans	377	—	73	450
Consumer loans	127	3	—	130
Total loans held for investment, gross	$894,554	$160	$6,896	$901,610

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2017
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment

Mortgage loans:
Single-family	$313,146	$1,035	$8,016	$322,197
Multi-family	479,959	—	—	479,959
Commercial real estate	97,361	—	201	97,562
Construction	16,009	—	—	16,009
Commercial business loans	496	—	80	576
Consumer loans	129	—	—	129
Total loans held for investment, gross	$907,100	$1,035	$8,297	$916,432

(1) All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended March 31, 2018
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,303	$3,295	$933	$504	$32	$8	$8,075
(Recovery) provision for loan losses	(143)	17	33	(410)	(1)	(1)	(505)
Recoveries	71	—	—	—	—	—	71
Charge-offs	(110)	—	—	—	—	—	(110)
Allowance for loan losses, end of period	$3,121	$3,312	$966	$94	$31	$7	$7,531

Allowance for loan losses:
Individually evaluated for impairment	$161	$—	$—	$—	$15	$—	$176
Collectively evaluated for impairment	2,960	3,312	966	94	16	7	7,355
Allowance for loan losses, end of period	$3,121	$3,312	$966	$94	$31	$7	$7,531

Loans held for investment:
Individually evaluated for impairment	$7,929	$—	$—	$—	$73	$—	$8,002
Collectively evaluated for impairment	308,983	466,266	106,937	10,915	377	130	893,608
Total loans held for investment, gross	$316,912	$466,266	$106,937	$10,915	$450	$130	$901,610
Allowance for loan losses as a percentage of gross loans held for investment	0.98%	0.71%	0.90%	0.86%	6.89%	5.38%	0.84%

	Quarter Ended March 31, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,283	$3,156	$836	$65	$6	$37	$8	$8,391
(Recovery) provision for loan losses	(345)	208	32	15	(1)	(73)	(1)	(165)
Recoveries	83	3	—	—	—	75	1	162
Charge-offs	(112)	—	—	—	—	—	(1)	(113)
Allowance for loan losses, end of period	$3,909	$3,367	$868	$80	$5	$39	$7	$8,275

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$15	$—	$15
Collectively evaluated for impairment	3,909	3,367	868	80	5	24	7	8,260
Allowance for loan losses, end of period	$3,909	$3,367	$868	$80	$5	$39	$7	$8,275

Loans held for investment:
Individually evaluated for impairment	$6,849	$372	$201	$—	$—	$83	$—	$7,505
Collectively evaluated for impairment	312,865	458,808	96,163	16,552	241	585	126	885,340
Total loans held for investment, gross	$319,714	$459,180	$96,364	$16,552	$241	$668	$126	$892,845
Allowance for loan losses as a percentage of gross loans held for investment	1.22%	0.73%	0.90%	0.48%	2.07%	5.84%	5.56%	0.93%

	Nine Months Ended March 31, 2018
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,601	$3,420	$879	$96	$36	$7	$8,039
(Recovery) provision for loan losses	(319)	(108)	87	(2)	(5)	—	(347)
Recoveries	203	—	—	—	—	—	203
Charge-offs	(364)	—	—	—	—	—	(364)
Allowance for loan losses, end of period	$3,121	$3,312	$966	$94	$31	$7	$7,531

Allowance for loan losses:
Individually evaluated for impairment	$161	$—	$—	$—	$15	$—	$176
Collectively evaluated for impairment	2,960	3,312	966	94	16	7	7,355
Allowance for loan losses, end of period	$3,121	$3,312	$966	$94	$31	$7	$7,531

Loans held for investment:
Individually evaluated for impairment	$7,929	$—	$—	$—	$73	$—	$8,002
Collectively evaluated for impairment	308,983	466,266	106,937	10,915	377	130	893,608
Total loans held for investment, gross	$316,912	$466,266	$106,937	$10,915	$450	$130	$901,610
Allowance for loan losses as a percentage of gross loans held for investment	0.98%	0.71%	0.90%	0.86%	6.89%	5.38%	0.84%

	Nine Months Ended March 31, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670
(Recovery) provision for loan losses	(1,204)	551	20	49	(2)	(79)	—	(665)
Recoveries	379	16	—	—	—	75	2	472
Charge-offs	(199)	—	—	—	—	—	(3)	(202)
Allowance for loan losses, end of period	$3,909	$3,367	$868	$80	$5	$39	$7	$8,275

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$15	$—	$15
Collectively evaluated for impairment	3,909	3,367	868	80	5	24	7	8,260
Allowance for loan losses, end of period	$3,909	$3,367	$868	$80	$5	$39	$7	$8,275

Loans held for investment:
Individually evaluated for impairment	$6,849	$372	$201	$—	$—	$83	$—	$7,505
Collectively evaluated for impairment	312,865	458,808	96,163	16,552	241	585	126	885,340
Total loans held for investment, gross	$319,714	$459,180	$96,364	$16,552	$241	$668	$126	$892,845
Allowance for loan losses as a percentage of gross loans held for investment	1.22%	0.73%	0.90%	0.48%	2.07%	5.84%	5.56%	0.93%

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

	At March 31, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,166	$—	$1,166	$(152)	$1,014
Without a related allowance(2)	6,467	(773)	5,694	—	5,694
Total single-family	7,633	(773)	6,860	(152)	6,708

Commercial business loans:
With a related allowance	73	—	73	(15)	58
Total commercial business loans	73	—	73	(15)	58

Total non-performing loans	$7,706	$(773)	$6,933	$(167)	$6,766

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

At both March 31, 2018 and June 30, 2017, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended March 31, 2018 and 2017, the Corporation’s average recorded investment in non-performing loans was $7.6 million and $9.3 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended March 31, 2018 and 2017, interest income of $70,000 and $132,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $51,000 and $60,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method. Forgone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $37,000 and $29,000 for the quarters ended March 31, 2018 and 2017, respectively, and was not included in the results of operations.

For the nine months ended March 31, 2018 and 2017, the Corporation’s average recorded investment in non-performing loans was $8.1 million and $10.5 million, respectively. For the nine months ended March 31, 2018 and 2017, interest income of $240,000 and $235,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $226,000 and $196,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method. Forgone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $121,000 and $105,000 for the nine months ended March 31, 2018 and 2017, respectively, and was not included in the results of operations.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2018 and 2017:

	Quarter Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$6,397	$49	$7,325	$115
Multi-family	—	—	373	4
Commercial real estate	—	—	134	1
	6,397	49	7,832	120

With related allowances:
Mortgage loans:
Single-family	1,170	20	1,398	10
Commercial business loans	74	1	84	2
	1,244	21	1,482	12

Total	$7,641	$70	$9,314	$132

	Nine Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$7,296	$184	$8,480	$152
Multi-family	—	—	406	4
Commercial real estate	22	13	45	1
	7,318	197	8,931	157

With related allowances:
Mortgage loans:
Single-family	738	39	1,287	56
Multi-family	—	—	156	17
Commercial business loans	76	4	88	5
	814	43	1,531	78

Total	$8,132	$240	$10,462	$235

For the quarter and nine months ended March 31, 2018, there were two loans totaling $2.2 million that were newly modified from their original terms and re-underwritten or identified in the Corporation’s asset quality reports as restructured loans. This compares to no loans that were newly modified from their original terms during the quarter and the nine months ended March 31, 2017. During the quarters and nine months ended March 31, 2018 and 2017, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters and nine months ended March 31, 2018 and 2017, there were no loans whose modification was extended beyond the initial maturity of the modification, except for one commercial business loan with an outstanding balance of $85,000 which was extended for two years during the second quarter of fiscal 2017. At both March 31, 2018 and June 30, 2017, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of March 31, 2018, the Corporation held 12 restructured loans with a net outstanding balance of $5.4 million: two were classified as special mention on accrual status ($811,000); and 10 were classified as substandard ($4.5 million with $3.2 million on non-accrual status). As of June 30, 2017, the Corporation held 10 restructured loans with a net outstanding balance of $3.6 million:  one was classified as special mention on accrual status ($506,000); and nine were classified as substandard ($3.1 million, all on non-accrual status). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of March 31, 2018 and June 30, 2017, $3.7 million or 68 percent, and $1.7 million or 46 percent, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:

	At	At
(In Thousands)	March 31, 2018	June 30, 2017
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,092	$3,061
Commercial business loans	58	65
Total	3,150	3,126

Restructured loans on accrual status:
Mortgage loans:
Single-family	2,202	506
Total	2,202	506

Total restructured loans	$5,352	$3,632

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At March 31, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,235	$—	$2,235	$(161)	$2,074
Without a related allowance(2)	$3,610	$(390)	$3,220	$—	$3,220
Total single-family	5,845	(390)	5,455	(161)	5,294

Commercial business loans:
With a related allowance	73	—	73	(15)	58
Total commercial business loans	73	—	73	(15)	58

Total restructured loans	$5,918	$(390)	$5,528	$(176)	$5,352

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

During the quarter ended March 31, 2018, two properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold.  This compares to the quarter ended March 31, 2017 when two properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold. For the nine months ended March 31, 2018, three properties were acquired in the settlement of loans, while three previously foreclosed upon properties were sold.  This compares to the nine months ended March 31, 2017 when five properties were acquired in the settlement of loans, while four previously foreclosed upon properties were sold. As of March 31, 2018, there were two outstanding real estate owned properties located in California with a net fair value of $787,000. This compares to the real estate owned with a net fair value of $1.6 million at June 30, 2017, comprised of one property located in California and one property located in Arizona.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2018 and June 30, 2017, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $67.9 million and $111.8 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

Commitments	March 31, 2018	June 30, 2017
(In Thousands)

Undisbursed loan funds – Construction loans	$5,591	$9,015
Undisbursed lines of credit – Commercial business loans	579	646
Undisbursed lines of credit – Consumer loans	509	562
Commitments to extend credit on loans to be held for investment	4,996	19,119
Total	$11,675	$29,342

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and nine months ended March 31, 2018 and 2017:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2018	2017	2018	2017
Balance, beginning of the period	$188	$173	$277	$204
(Recovery) provision	(29)	67	(118)	36
Balance, end of the period	$159	$240	$159	$240

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2018, $985,000 was included in other assets and $489,000 was included in other liabilities; at June 30, 2017, $1.5 million was included in other assets and $38,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments is recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and nine months ended March 31, 2018 and 2017 were as follows:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2018	2017	2018	2017
(In Thousands)
Commitments to extend credit on loans to be held for sale	$266	$628	$173	$(1,681)
Mandatory loan sale commitments and TBA MBS trades	(281)	(760)	(1,072)	2,105
Option contracts, net	—	(11)	(37)	333
Total net (loss) gain	$(15)	$(143)	$(936)	$757

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:

	March 31, 2018		June 30, 2017
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$62,871	$982	$92,726	$809
Best efforts loan sale commitments	(16,900)	—	(17,225)	—
Mandatory loan sale commitments and TBA MBS trades	(134,097)	(486)	(179,777)	586
Option contracts, net	—	—	(3,000)	37
Total	$(88,126)	$496	$(107,276)	$1,432

(1)	Net of 26.3 percent at March 31, 2018 and 25.7 percent at June 30, 2017 of commitments which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of March 31, 2018:
Loans held for investment, at fair value	$4,996	$5,319	$(323)
Loans held for sale, at fair value	$89,823	$87,513	$2,310

As of June 30, 2017:
Loans held for investment, at fair value	$6,445	$6,696	$(251)
Loans held for sale, at fair value	$116,548	$112,940	$3,608

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

Non-performing loans are loans which are inadequately protected by the current financial condition and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, other than non-performing commercial real estate loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3); or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of its collateral (Level 2). Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$4,656	$—	$4,656
U.S. government sponsored enterprise MBS	—	2,951	—	2,951
Private issue CMO	—	—	395	395
Investment securities - available for sale	—	7,607	395	8,002

Loans held for investment, at fair value	—	—	4,996	4,996
Loans held for sale, at fair value	—	89,823	—	89,823
Interest-only strips	—	—	24	24

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	985	985
Derivative assets	—	—	985	985
Total assets	$—	$97,430	$6,400	$103,830

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$3	$3
Mandatory loan sale commitments	—	—	50	50
TBA MBS trades	—	436	—	436
Derivative liabilities	—	436	53	489
Total liabilities	$—	$436	$53	$489

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$5,383	$—	$5,383
U.S. government sponsored enterprise MBS	—	3,474	—	3,474
Private issue CMO	—	—	461	461
Investment securities - available for sale	—	8,857	461	9,318

Loans held for investment, at fair value	—	—	6,445	6,445
Loans held for sale, at fair value	—	116,548	—	116,548
Interest-only strips	—	—	31	31

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	847	847
Mandatory loan sale commitments	—	—	47	47
TBA MBS trades	—	539	—	539
Option contracts	—	—	37	37
Derivative assets	—	539	931	1,470
Total assets	$—	$125,944	$7,868	$133,812

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$38	$38
Derivative liabilities	—	—	38	38
Total liabilities	$—	$—	$38	$38

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2018
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Total
Beginning balance at December 31, 2017	$419	$5,157	$26	$716	$(24)	$6,294
Total gains or losses (realized/unrealized):
Included in earnings	—	(118)	—	266	(26)	122
Included in other comprehensive loss	(2)	—	(2)	—	—	(4)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(22)	(43)	—	—	—	(65)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2018	$395	$4,996	$24	$982	$(50)	$6,347

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

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2018
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2017	$461	$6,445	$31	$809	$47	$37	$7,830
Total gains or losses (realized/unrealized):
Included in earnings	—	(72)	—	173	(99)	(37)	(35)
Included in other comprehensive loss	(1)	—	(7)	—	—	—	(8)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(65)	(1,899)	—	—	2	—	(1,962)
Transfers in and/or out of Level 3	—	522	—	—	—	—	522
Ending balance at March 31, 2018	$395	$4,996	$24	$982	$(50)	$—	$6,347

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan (Level 3), in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2017
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2016	$601	$5,159	$47	$3,785	$(31)	$—	$9,561
Total gains or losses (realized/ unrealized):
Included in earnings	—	(111)	—	(1,681)	(39)	333	(1,498)
Included in other comprehensive (loss) income	1	—	(12)	—	—	—	(11)
Purchases	—	—	—	—	—	180	180
Issuances	—	—	—	—	—	—	—
Settlements	(101)	(1,077)	—	—	11	(482)	(1,649)
Transfers in and/or out of Level 3	—	2,279	—	—	—	—	2,279
Ending balance at March 31, 2017	$501	$6,250	$35	$2,104	$(59)	$31	$8,862

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$5,695	$1,071	$6,766
MSA	—	—	139	139
Real estate owned, net	—	787	—	787
Total	$—	$6,482	$1,210	$7,692

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,049	$946	$7,995
MSA	—	—	407	407
Real estate owned, net	—	1,615	—	1,615
Total	$—	$8,664	$1,353	$10,017

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of March 31, 2018:

(Dollars In Thousands)	Fair Value As of March 31, 2018	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$395	Market comparable pricing	Comparability adjustment	0.5% – 1.0% (0.9%)	Increase

Loans held for investment, at fair value	$4,996	Relative value analysis	Broker quotes Credit risk factors	95.4% – 102.3% (98.5%) of par 1.2% - 100.0% (4.6%)	Increase Decrease

Non-performing loans	$741	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$330	Relative value analysis	Loss severity	20.0% - 30.0% (23.3%)	Decrease

MSA	$139	Discounted cash flow	Prepayment speed (CPR) Discount rate	8.0% - 60.0% (27.9%) 9.0% - 10.5% (9.4%)	Decrease Decrease

Interest-only strips	$24	Discounted cash flow	Prepayment speed (CPR) Discount rate	15.6% - 32.8% (29.0%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$985	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.3% – 103.9% (101.5%) of par 15.1% - 27.1% (26.3%)	Increase Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$3	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	100.6% – 103.8% (102.4%) of par 15.1% - 27.1% (26.3%)	Increase Decrease

Mandatory loan sale commitments	$50	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	100.0% - 104.5% (101.7%) of par 0.021%	Decrease Decrease

(1)	The range is based on the estimated fair values and management estimates.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2018 and June 30, 2017 was as follows:

	March 31, 2018
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$95,724	$94,941	—	$94,941	$—
Loans held for investment, not recorded at fair value	$889,171	$861,134	—	—	$861,134
FHLB – San Francisco stock	$8,108	$8,108	—	$8,108	—

Financial liabilities:
Deposits	$922,499	$887,824	—	—	$887,824
Borrowings	$111,176	$109,498	—	—	$109,498

	June 30, 2017
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$60,441	$60,629	—	$60,629	—
Loans held for investment, not recorded at fair value	$898,474	$885,650	—	—	$885,650
FHLB – San Francisco stock	$8,108	$8,108	—	$8,108	—

Financial liabilities:
Deposits	$926,521	$896,140	—	—	$896,140
Borrowings	$126,226	$126,083	—	—	$126,083

Investment securities - held to maturity: The investment securities - held to maturity consist of time deposits at CRA qualified minority financial institutions, U.S. SBA loan pool securities and U.S. government sponsored enterprise MBS. Due to the short-term nature of the time deposits, the principal balances approximated fair value (Level 2). For the MBS and the U.S. SBA loan pool securities, the Corporation utilizes quoted prices in active and less than active markets for similar securities for its fair value measurement of MBS, U.S. SBA loan pool and debt securities (Level 2).

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended March 31, 2018, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Incentive Plans

As of March 31, 2018, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”). Additionally, the Corporation had one inactive share-based compensation plan - the 2006 Equity Incentive Plan (“2006 Plan”) where no new awards can be granted but outstanding grants remain eligible for exercise.

For the quarters ended March 31, 2018 and 2017, the compensation cost for these plans was $292,000 and $254,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the quarter ended March 31, 2018 was $186,000; while the income tax expense recognized in the Condensed Consolidated Statements of Stockholders' Equity for share-based compensation plans for the quarter ended March 31, 2017 was $165,000.

For the first nine months ended March 31, 2018 and 2017, the compensation cost for these plans was $816,000 and $1.2 million, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the first nine months ended March 31, 2018 was $206,000; while the income tax benefit recognized in the Condensed Consolidated Statements of Stockholders' Equity for share-based compensation plans for the first nine months ended March 31, 2017 was $14,000.

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

During the third quarter of fiscal 2018, no options were granted, 56,500 options were exercised and no options were forfeited.  This compares to the third quarter of fiscal 2017 when no options were granted, 60,250 options were exercised and 159,500 options were forfeited. During the first nine months of fiscal 2018, no options were granted, 83,750 options were exercised and 2,500 options were forfeited.  This compares to the first nine months of fiscal 2017 when 26,000 options were granted, while 84,000 options were exercised and 186,750 options were forfeited. As of March 31, 2018 and 2017, there were 147,500 and 145,000 stock options available for future grants under the Plans, respectively.

The following tables summarize the stock option activity in the Plans for the quarter and nine months ended March 31, 2018.

	For the Quarter Ended March 31, 2018
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	585,500	$12.25
Granted	—	$—
Exercised	(56,500)	$7.36
Forfeited	—	$—
Outstanding at March 31, 2018	529,000	$12.77	5.52	$2,853
Vested and expected to vest at March 31, 2018	490,850	$12.57	5.42	$2,738
Exercisable at March 31, 2018	338,250	$11.36	4.80	$2,277

	For the Nine Months Ended March 31, 2018
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2017	615,250	$12.14
Granted	—	$—
Exercised	(83,750)	$8.08
Forfeited	(2,500)	$14.59
Outstanding at March 31, 2018	529,000	$12.77	5.52	$2,853
Vested and expected to vest at March 31, 2018	490,850	$12.57	5.42	$2,738
Exercisable at March 31, 2018	338,250	$11.36	4.80	$2,277

As of March 31, 2018 and 2017, there was $503,000 and $1.0 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.0 year and 1.8 years, respectively.  The forfeiture rate during the first nine months of fiscal 2018 and 2017 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of stock option grants and is reviewed annually.

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

In the third quarter of fiscal 2018, 10,500 shares of restricted stock vested and there were no awards or forfeitures of restricted stock. This compares to the award of 6,000 shares, no forfeitures and no vesting of restricted stock in the third quarter of fiscal 2017. For the first nine months of fiscal 2018, there were no restricted stock awards but 10,500 shares vested and 2,000 shares of restricted stock were forfeited. This compares to the award of 24,000 shares, the forfeiture of 15,250 shares and the vesting of

87,750 shares of restricted stock in the first nine months of fiscal 2017. As of March 31, 2018 and 2017, there were 267,750 shares and 265,750 shares of restricted stock, respectively available for future awards under the Plans.

The following table summarizes the unvested restricted stock activity in the quarter and nine months ended March 31, 2018:

	For the Quarter Ended March 31, 2018
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at December 31, 2017	109,000	$14.45
Granted	—	$—
Vested	(10,500)	$18.50
Forfeited	—	$—
Unvested at March 31, 2018	98,500	$14.35
Expected to vest at March 31, 2018	78,800	$14.35

	For the Nine Months Ended March 31, 2018
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2017	111,000	$14.16
Granted	—	$—
Vested	(10,500)	$18.50
Forfeited	(2,000)	$13.30
Unvested at March 31, 2018	98,500	$14.35
Expected to vest at March 31, 2018	78,800	$14.35

As of March 31, 2018 and 2017, the unrecognized compensation expense was $687,000 and $1.3 million, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.2 years and 1.9 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2018 and 2017.

Stock Option Plan.  The Corporation established the Stock Option Plan for key employees and eligible directors under which options to acquire up to 352,500 shares of common stock may be granted.  Under the Stock Option Plan, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.  As of March 31, 2018, no stock options remain available for future grants under the Stock Option Plan, which expired in November 2013.

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

For the third quarter of fiscal 2018 and 2017, there was no activity in the Stock Option Plan. For the first nine months of fiscal 2018 and 2017, there was no activity in the Stock Option Plan, except forfeitures of 50,000 shares and 12,500 shares, respectively. As of March 31, 2018 and 2017, there were no stock options available for future grants under the Stock Option Plan.

The following table summarizes the activity in the Stock Option Plan for the nine months ended March 31, 2018:

	For the Nine Months Ended March 31, 2018
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2017	50,000	$19.92
Granted	—	$—
Exercised	—	$—
Forfeited	(50,000)	$19.92
Outstanding at March 31, 2018	—	$—	0.00	$—
Vested and expected to vest at March 31, 2018	—	$—	0.00	$—
Exercisable at March 31, 2018	—	$—	0.00	$—

As of March 31, 2018 and 2017, there was no unrecognized compensation expense at either date, related to unvested share-based compensation arrangements under the Stock Option Plan.

Note 10: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters and nine months ended March 31, 2018 and 2017.

	For the Quarter Ended March 31, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2017	$195	$15	$210

Other comprehensive loss before reclassifications	(20)	(2)	(22)
Amount reclassified from accumulated other comprehensive income	(2)	—	(2)
Net other comprehensive loss	(22)	(2)	(24)

Ending balance at March 31, 2018	$173	$13	$186

	For the Quarter Ended March 31, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at December 31, 2016	$242	$22	$264

Other comprehensive loss before reclassifications	(14)	(2)	(16)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(14)	(2)	(16)

Ending balance at March 31, 2017	$228	$20	$248

	For the Nine Months Ended March 31, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2017	$211	$18	$229

Other comprehensive loss before reclassifications	(78)	(8)	(86)
Amount reclassified from accumulated other comprehensive income	40	3	43
Net other comprehensive loss	(38)	(5)	(43)

Ending balance at March 31, 2018	$173	$13	$186

	For the Nine Months Ended March 31, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest-only strips	Total

Beginning balance at June 30, 2016	$286	$27	$313

Other comprehensive loss before reclassifications	(58)	(7)	(65)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(58)	(7)	(65)

Ending balance at March 31, 2017	$228	$20	$248

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

As of March 31, 2018:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$486	$—	$486	$—	$—	$486
Total	$486	$—	$486	$—	$—	$486

As of June 30, 2017:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$623	$—	$623	$—	$—	$623
Total	$623	$—	$623	$—	$—	$623

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Note 12: Income Taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax income rate from a maximum of 35 percent to a flat 21 percent. The corporate tax rate reduction was effective January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced corporate income tax rate for its fiscal year 2018 will result in the application of a blended federal statutory income tax rate of 28.06 percent, which is based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then a flat 21 percent tax rate thereafter.

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At June 30, 2017, the Corporation’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35 percent. As a result of the reduction in the corporate income tax rate under the Tax Act, the Corporation revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21 percent. These re-measurements collectively resulted in a discrete tax expense of $1.9 million that was recognized during the first nine months of fiscal 2018. The Corporation’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Tax Act and refinements of its estimates through June 30, 2018. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Tax Act may vary from the amounts estimated.

The estimated combined federal and state statutory tax rates, before discrete items, for the remainder of fiscal 2018 and for fiscal 2019 are as follows:

Statutory Tax Rates	Q4FY2018	FY2019
Federal Tax Rate	28.06%	21.00%
State Tax Rate	10.84%	10.84%
Combined Statutory Tax Rate(1)	35.86%	29.56%

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

Note 13: Subsequent Event

On April 26, 2018, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on May 17, 2018 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 7, 2018.

On April 26, 2018, the Corporation announced that the Corporation’s Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 373,000 shares. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. The April 2018 stock repurchase plan will become effective once the Corporation has completed the June 2017 stock repurchase plan by purchasing the remaining 40,993 shares available as of March 31, 2018 under the June 2017 plan.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At March 31, 2018, the Corporation had total assets of $1.18 billion, total deposits of $922.5 million and total stockholders’ equity of $120.6 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On January 30, 2018, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on February 20, 2018, which was paid on March 13, 2018.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For further discussion, see Note 13 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2017 Annual Report on Form 10-K for the year ended June 30, 2017 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes during the nine months ended March 31, 2018 to the critical accounting policies as described in the Corporation's 2017 Annual Report on Form 10-K for the period ended June 30, 2017.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets; by increasing single-family mortgage loans and higher yielding preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of unfavorable economic conditions.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at March 31, 2018 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,884	$2,797	$1,107	$922	$6,710
Pension benefits	248	496	496	6,611	7,851
Time deposits	110,426	105,555	31,525	2,772	250,278
FHLB – San Francisco advances	2,803	35,142	24,347	61,619	123,911
FHLB – San Francisco letter of credit	7,000	—	—	—	7,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$122,361	$143,990	$57,475	$74,382	$398,208

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of March 31, 2018, the Bank serviced $12.4 million of loans under this program. The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Total assets decreased $24.0 million, or two percent, to $1.18 billion at March 31, 2018 from $1.20 billion at June 30, 2017.  The decrease was primarily attributable to decreases in cash and cash equivalents, loans held for investment and loans held for sale, partly offset by an increase in investment securities held to maturity.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $22.2 million, or 30 percent, to $50.6 million at March 31, 2018 from $72.8 million at June 30, 2017.  The decrease in the total cash and cash equivalents was primarily attributable to the utilization of cash to fund the increase in investment securities held to maturity.

Investment securities (held to maturity and available for sale) increased $33.9 million, or 49 percent, to $103.7 million at March 31, 2018 from $69.8 million at June 30, 2017. The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities during the first nine months of fiscal 2018. For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $10.7 million to $894.2 million at March 31, 2018 from $904.9 million at June 30, 2017.  During the first nine months of fiscal 2018, the Corporation originated $126.0 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans. During the first nine months of fiscal 2018, the Corporation purchased $3.1 million of loans held for investment, primarily multi-family loans. Total loan principal payments during the first nine months of fiscal 2018 were $143.9 million, down five percent from $151.5 million during the comparable period in fiscal 2017, due primarily to lower loan refinance activity. The balance of preferred loans decreased $6.1 million, or one percent, to $579.0 million at March 31, 2018, compared to $585.1 million at June 30, 2017, net of undisbursed loan funds of $5.6 million and $9.0 million, respectively, and represented 65 percent and 64 percent of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $5.3 million, or two percent, to $316.9 million at March 31, 2018, compared to $322.2 million at June 30, 2017, and represented 35 percent and 36 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2018 and June 30, 2017, as a percentage of the total dollar amount outstanding:

As of March 31, 2018

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$108,629	34%	$148,585	47%	$58,608	19%	$1,090	—%	$316,912	100%
Multi-family	79,997	17%	281,013	60%	102,559	22%	2,697	1%	466,266	100%
Commercial real estate	31,911	30%	49,424	46%	25,602	24%	—	—%	106,937	100%
Construction	429	4%	9,088	83%	1,398	13%	—	—%	10,915	100%
Total	$220,966	25%	$488,110	54%	$188,167	21%	$3,787	—%	$901,030	100%

(1)	Other than the Inland Empire.

As of June 30, 2017

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$102,686	32%	$156,045	49%	$62,249	19%	$1,217	—%	$322,197	100%
Multi-family	80,861	17%	282,871	59%	113,459	24%	2,768	—%	479,959	100%
Commercial real estate	31,497	32%	42,192	43%	23,873	25%	—	—%	97,562	100%
Construction	3,760	24%	10,614	66%	1,635	10%	—	—%	16,009	100%
Total	$218,804	24%	$491,722	54%	$201,216	22%	$3,985	—%	$915,727	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $26.7 million, or 23 percent, to $89.8 million at March 31, 2018 from $116.5 million at June 30, 2017.  The decrease was primarily due to lower loans originated and purchased for sale and the timing difference between loan fundings and loan sale settlements. Total loans originated and purchased for sale during the quarter ended March 31, 2018 was $220.2 million, down $185.7 million or 46 percent from $405.9 million during the quarter ended June 30, 2017.

Total deposits decreased $4.0 million to $922.5 million at March 31, 2018 from $926.5 million at June 30, 2017.  Transaction accounts increased $18.4 million, or three percent, to $677.0 million at March 31, 2018 from $658.6 million at June 30, 2017, while time deposits decreased $22.4 million, or eight percent, to $245.5 million at March 31, 2018 from $267.9 million at June 30, 2017. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings decreased $15.0 million, or 12 percent, to $111.2 million at March 31, 2018 as compared to $126.2 million at June 30, 2017, due to the maturity of short-term borrowings. One long-term borrowing of $10.0 million matured and was renewed in the third quarter of fiscal 2018. Total borrowings are primarily comprised of long-term FHLB - San Francisco advances for interest rate risk management purposes.

Total stockholders’ equity decreased $7.6 million, or six percent, to $120.6 million at March 31, 2018 from $128.2 million at June 30, 2017, primarily as a result of stock repurchases totaling $6.6 million (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) and $3.2 million of quarterly cash dividends paid to shareholders, partly offset by net income of $731,000 and the amortization of stock-based compensation benefits during the first nine months of fiscal 2018.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2018 and 2017

The Corporation’s net income for the third quarter of fiscal 2018 was $1.7 million, an increase of $588,000, or 51 percent, as compared to the net income of $1.1 million in the same period of fiscal 2017. The increase in net income was primarily attributable to an increase in net interest income, an increase in the recovery from the allowance for loan losses, and decreases in salaries and employee benefits and sales and marketing expenses, partly offset by a decrease in the gain on sale of loans and an increase in other non-interest expenses. For the first nine months of fiscal 2018, the Corporation’s net income was $731,000, a decrease of $3.5 million, or 83 percent, from net income of $4.2 million in the same period of fiscal 2017. Compared to the same period last year, the decrease was primarily attributable to a decrease in the gain on sale of loans, an increase in other non-interest expenses and the deferred tax asset revaluation by Tax Cuts and Job Act ("the Tax Act") , partly offset by a decrease in salaries and employee benefits expense. The first nine months of fiscal 2018 results were impacted by the net tax charge of $1.9 million, or $(0.25) per diluted share, from the net deferred tax assets revaluation required by the Tax Act; and a $3.4 million litigation settlement expense accruals (recorded within other non-interest expenses) which, net of tax benefit, reduced net results by approximately $(0.24) per diluted share.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved slightly to 87 percent for the third quarter of fiscal 2018 from 89 percent in the same period of fiscal 2017. For the first nine months of fiscal 2018, the Corporation’s efficiency ratio increased to 93 percent from 87 percent for the same period of fiscal 2017.

Return on average assets increased 20 basis points to 0.59 percent in the third quarter of fiscal 2018 from 0.39 percent in the same period last year. For the first nine months of fiscal 2018, return on average assets was 0.08 percent, down 39 basis points from 0.47 percent in the same period last year.

Return on average stockholders' equity increased to 5.76 percent in the third quarter of fiscal 2018 from 3.46 percent in the same period last year. For the first nine months of fiscal 2018, return on average stockholders' equity was 0.78 percent compared to 4.26 percent for the same period last year.

Diluted earnings per share for the third quarter of fiscal 2018 were $0.23, a 64 percent increase from $0.14 in the same period last year. For the first nine months of fiscal 2018, diluted earnings per share were $0.09, an 83 percent decrease from $0.52 in the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2018 and 2017.  Net interest income increased by $477,000 or six percent to $9.1 million for the third quarter of fiscal 2018 from $8.6 million in the comparable period in fiscal 2017, as a result of a higher net interest margin, partly offset by a lower average interest-earning assets balance. The net interest margin increased 23 basis points to 3.23 percent in the third quarter of fiscal 2018 from 3.00 percent in the same period of fiscal 2017, primarily due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 22 basis points to 3.78 percent from 3.56 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities decreased by two basis points to 0.62 percent for the third quarter of fiscal 2018 as compared to 0.64 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to increases in the average yield of loans receivable, investment securities and interest-earning deposits, partly offset by a decrease in the average yield of FHLB - San Francisco stock. The average balance of interest-earning assets decreased $23.8 million, or two percent, to $1.13 billion in the third quarter of fiscal 2018 from $1.15 billion in the comparable period of fiscal 2017, primarily reflecting decreases in average loans receivable and interest earning deposits, partly offset by an increase in the average balance of investment securities.

For the Nine Months Ended March 31, 2018 and 2017.  Net interest income increased $173,000, or one percent, to $27.0 million for the first nine months of fiscal 2018 from $26.8 million for the comparable period in fiscal 2017, due to a higher net interest margin, partly offset by a lower average earning assets balance.  The net interest margin was 3.16 percent in the first nine months of fiscal 2018, up 10 basis points from 3.06 percent in the same period of fiscal 2017 due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities.  The weighted-average yield on interest-earning assets increased by nine basis points to 3.72 percent in the first nine months of fiscal 2018 from 3.63 percent in the comparable period in fiscal 2017, while the weighted-average cost of interest-bearing liabilities decreased by two basis points to 0.62 percent for the first nine months of fiscal 2018 from 0.64 percent in the same period last year. The average balance of interest-earning assets decreased $30.0 million, or three percent, to $1.14 billion in the first nine months of fiscal 2018 from $1.17 billion in the comparable period of fiscal 2017, primarily reflecting decreases in average loans receivable and interest earning deposits, partly offset by an increase in the average balance of investment securities.

Interest Income:

For the Quarters Ended March 31, 2018 and 2017.  Total interest income increased by $412,000, or four percent, to $10.7 million for the third quarter of fiscal 2018 from $10.3 million in the same quarter of fiscal 2017.  The increase was primarily due to higher interest income on loans receivable and investment securities.

Interest income on loans receivable increased $229,000, or two percent, to $9.9 million in the third quarter of fiscal 2018 from $9.7 million for the same quarter of fiscal 2017.  This increase was attributable to a higher average loan yield, partly offset by a lower average loans receivable balance. The average loan yield, including loans held for sale, during the third quarter of fiscal 2018 increased 15 basis points to 4.13 percent from 3.98 percent during the same quarter last year, primarily due to an increase in the average yield of loans held for investment and an increase in the average yield of loans held for sale combined with a lower percentage of loans held for sale to total loans receivable. The average balance of loans receivable, including loans held for sale, decreased by $12.4 million, or one percent, to $961.8 million for the third quarter of fiscal 2018 from $974.2 million in the same quarter of fiscal 2017, primarily due to a decrease in average loans held for sale attributable to a decrease in mortgage banking activity, partly offset by an increase in average loans held for investment.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment increased $19.1 million, or two percent, to $888.6 million during the third quarter of fiscal 2018 from $869.5 million in the same quarter of fiscal 2017. The average yield on the loans held for investment increased by 13 basis points to 4.13 percent in the third quarter of fiscal 2018 from 4.00 percent in the same quarter of fiscal 2017. The average balance of loans held for sale, however, decreased $31.4 million, or 30 percent, to $73.3 million during the third quarter of fiscal 2018 from $104.7 million in the same quarter of fiscal 2017. The average yield on the loans held for sale increased by 26 basis points to 4.13 percent in the third quarter of fiscal 2018 from 3.87 percent in the same quarter of fiscal 2017.

Interest income from investment securities increased $240,000, or 169 percent, to $382,000 in the third quarter of fiscal 2018 from $142,000 for the same quarter of fiscal 2017. This increase was attributable to a higher average balance and, to a lesser extent, a higher average yield. The average balance of investment securities increased $52.1 million, or 110 percent, to $99.4 million in the third quarter of fiscal 2018 from $47.3 million in the same quarter of fiscal 2017. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield increased 34 basis points to 1.54 percent in the third quarter of fiscal 2018 from 1.20 percent in the same quarter of fiscal 2017. The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2018 was $144,000, down $40,000 or 22 percent from $184,000 in the same quarter of fiscal 2017. The average yield decreased 199 basis points to 7.10 percent in the third quarter of fiscal 2018 from 9.09 percent in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $233,000 in the third quarter of fiscal 2018, down $17,000 or seven percent from $250,000 in the same quarter of fiscal 2017.  The decrease was due to a lower average balance, partly offset by a higher average yield in the third quarter of fiscal 2018 as compared to the same quarter last year. The average balance of the interest-earning deposits in the third quarter of fiscal 2018 was $61.6 million, a decrease of $63.6 million or 51 percent, from $125.2 million in the same quarter of fiscal 2017. The decrease in the average balance of interest-earning deposits was primarily due to the utilization of funds for the increase in investment securities and the decrease in deposits. The average yield earned on interest-earning deposits increased 71 basis points to 1.51 percent in the third quarter of fiscal 2018 from 0.80 percent in the comparable quarter last year, due primarily to the increases in the target federal funds rate over the last year.

For the Nine Months Ended March 31, 2018 and 2017.  Total interest income decreased by $85,000 to $31.8 million for the first nine months of fiscal 2018 from $31.9 million in the same period of fiscal 2017.  The decrease was primarily due to lower interest income on loans receivable and FHLB - San Francisco stock, partly offset by higher interest income on investment securities and interest-earning deposits.

Loans receivable interest income decreased $475,000, or two percent, to $29.8 million in the first nine months of fiscal 2018 from $30.3 million for the same period of fiscal 2017.  The decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield in the first nine months of fiscal 2018 in comparison to the same period last year.  The average balance of loans receivable, including loans held for sale, decreased $47.7 million or five percent to $987.0 million for the first nine months of fiscal 2018 from $1.03 billion in the same period of fiscal 2017. The average loan yield, including loans held for sale, during the first nine months of fiscal 2018 increased 13 basis points to 4.03 percent from 3.90 percent in the same period last year.

The average balance of loans held for investment increased $39.1 million, or five percent, to $895.6 million during the first nine months of fiscal 2018 from $856.5 million in the same period of fiscal 2017. The average yield on the loans held for investment increased by eight basis points to 4.04 percent in the first nine months of fiscal 2018 from 3.96 percent in the same period of fiscal 2017. The average balance of loans held for sale decreased by $86.7 million, or 49 percent, to $91.4 million during the first nine months of fiscal 2018 from $178.1 million in the same period of fiscal 2017. The average yield on the loans held for sale increased by 34 basis points to 3.97 percent in the first nine months of fiscal 2018 from 3.63 percent in the same period of fiscal 2017.

Interest income from investment securities increased $604,000, or 171 percent, to $958,000 in the first nine months of fiscal 2018 from $354,000 for the same period of fiscal 2017. This increase was attributable to a higher average balance and, to lesser extent, a higher average yield. The average balance of investment securities increased $40.2 million, or 85 percent, to $87.7 million in the first nine months of fiscal 2018 from $47.5 million in the same period of fiscal 2017. The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield increased 47 basis points to 1.46 percent in the first nine months of fiscal 2018 from 0.99 percent in the same period of fiscal 2017. The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2018 was $428,000, down $399,000 or 48 percent from $827,000 in the same period of fiscal 2017.  The cash dividend received in the first nine months of fiscal 2017 included a special cash dividend received in the second quarter of fiscal 2017, not replicated in the same period of fiscal 2018. The average yield decreased to 7.04 percent in the first nine months of fiscal 2018 as compared to 13.62 percent in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $591,000 in the first nine months of fiscal 2018, up $185,000 or 46 percent from $406,000 in the same period of fiscal 2017.  The increase was due to a higher average yield, partly offset by a lower average balance in the first nine months of fiscal 2018 as compared to the same period last year.  The average yield increased 69 basis points to 1.36 percent in the first nine months of fiscal 2018 from 0.67 percent in the comparable period last year, due primarily to the recent increases in the target federal funds rate. The average balance of the interest-earning deposits in the first nine months of fiscal 2018 was $57.3 million, a decrease of $22.5 million or 28 percent, from $79.8 million in the same period of fiscal 2017. The decrease in interest-earning deposits was primarily due to the utilization of funds for the increase in investment securities and the decrease in deposits.

Interest Expense:

For the Quarters Ended March 31, 2018 and 2017.  Total interest expense for the third quarter of fiscal 2018 was relatively unchanged at $1.6 million for both the quarters ended March 31, 2018 and 2017.

Interest expense on deposits for the third quarter of fiscal 2018 was $856,000 as compared to $920,000 for the same period last year, a decrease of $64,000, or seven percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance and, to a lesser extent, a lower average cost of deposits. The average balance of deposits decreased $16.0 million, or two percent, to $912.0 million during the quarter ended March 31, 2018 from $928.0 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts. The average cost of deposits decreased two basis points to 0.38 percent during the third quarter of fiscal 2018 from 0.40 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in anticipation of higher interest rates. The average balance of transaction accounts to total deposits in the third quarter of fiscal 2018 was 73 percent, compared to 69 percent in the same period of fiscal 2017.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2018 remained relatively unchanged, decreasing $1,000 to $712,000 from $713,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average cost, partly offset by a slightly higher average balance. The average cost of borrowings decreased four basis points to 2.56 percent for the quarter ended March 31, 2018 from 2.60 percent in the same quarter last year. The decrease in the average cost of advances was primarily due to the maturity of a long-term advance which was renewed at a lower cost in the third quarter of fiscal 2018. The average balance of borrowings increased $1.3 million, or one percent, to $112.6 million during the quarter ended March 31, 2018 from $111.3 million during the same period last year.

For the Nine Months Ended March 31, 2018 and 2017.  Total interest expense for the first nine months of fiscal 2018 was $4.8 million as compared to $5.1 million for the same period last year, a decrease of $258,000, or five percent.  This decrease was attributable to a lower interest expense on deposits, particularly in time deposits.

Interest expense on deposits for the first nine months of fiscal 2018 was $2.6 million as compared to $2.9 million for the same period last year, a decrease of $283,000, or 10 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance and, to a lesser extent, a lower average cost of deposits. The average balance of deposits decreased $16.3 million, or two percent, to $917.1 million during the nine months ended March 31, 2018 from $933.4 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts. The average cost of deposits decreased four basis points to 0.38 percent during the first nine months of fiscal 2018 from 0.42 percent during the same period last year. The decrease in the average cost of deposits was attributable primarily to a lower average cost of time deposits and a lower percentage of time deposits to the total deposit balance. The average balance of transaction accounts to total deposits in the first nine months of fiscal 2018 was 72 percent, compared to 68 percent in the same period of fiscal 2017.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first nine months of fiscal 2018 increased $25,000 or one percent to $2.2 million as compared to the same period last year.  The increase in interest expense on borrowings was the result of a higher average cost, partly offset by a lower average balance. The average cost of borrowings increased 17 basis points to 2.57 percent for the nine months ended March 31, 2018 from 2.40 percent in the same period last year. The increase in average cost of advances was primarily due to the maturity of short-term borrowings with a much lower average cost than long-term FHLB borrowings. The average balance of borrowings decreased by $6.5 million, or five percent, to $112.8 million during the nine months ended March 31, 2018 from $119.3 million during the same period last year, primarily due to the maturity of the short-term borrowings.

The following tables present the average balance sheets for the quarters and nine months ended March 31, 2018 and 2017, respectively:

Average Balance Sheets

	Quarter Ended March 31, 2018			Quarter Ended March 31, 2017
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$961,826	$9,933	4.13%	$974,207	$9,704	3.98%
Investment securities	99,390	382	1.54%	47,283	142	1.20%
FHLB – San Francisco stock	8,108	144	7.10%	8,094	184	9.09%
Interest-earning deposits	61,591	233	1.51%	125,155	250	0.80%

Total interest-earning assets	1,130,915	10,692	3.78%	1,154,739	10,280	3.56%

Non interest-earning assets	34,820			31,970

Total assets	$1,165,735			$1,186,709

Interest-bearing liabilities:
Checking and money market accounts (2)	$370,346	96	0.11%	$356,116	90	0.10%
Savings accounts	293,579	147	0.20%	287,423	144	0.20%
Time deposits	248,104	613	1.00%	284,455	686	0.98%

Total deposits	912,029	856	0.38%	927,994	920	0.40%

Borrowings	112,625	712	2.56%	111,251	713	2.60%

Total interest-bearing liabilities	1,024,654	1,568	0.62%	1,039,245	1,633	0.64%

Non interest-bearing liabilities	20,804			15,246

Total liabilities	1,045,458			1,054,491

Stockholders’ equity	120,277			132,218
Total liabilities and stockholders’ equity	$1,165,735			$1,186,709

Net interest income		$9,124			$8,647

Interest rate spread (3)			3.16%			2.92%
Net interest margin (4)			3.23%			3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.37%			111.11%
Return on average assets			0.59%			0.39%
Return on average equity			5.76%			3.46%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $120 and $207 for the quarters ended March 31, 2018 and 2017, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $78.9 million and $72.9 million during the quarters ended March 31, 2018 and 2017, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended March 31, 2018			Nine Months Ended March 31, 2017
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$986,952	$29,825	4.03%	$1,034,671	$30,300	3.90%
Investment securities	87,710	958	1.46%	47,495	354	0.99%
FHLB – San Francisco stock	8,108	428	7.04%	8,094	827	13.62%
Interest-earning deposits	57,254	591	1.36%	79,813	406	0.67%

Total interest-earning assets	1,140,024	31,802	3.72%	1,170,073	31,887	3.63%

Non interest-earning assets	33,240			32,063

Total assets	$1,173,264			$1,202,136

Interest-bearing liabilities:
Checking and money market accounts (2)	$372,413	311	0.11%	$355,826	293	0.11%
Savings accounts	290,065	445	0.20%	282,407	434	0.20%
Time deposits	254,653	1,877	0.98%	295,173	2,189	0.99%

Total deposits	917,131	2,633	0.38%	933,406	2,916	0.42%

Borrowings	112,766	2,176	2.57%	119,299	2,151	2.40%

Total interest-bearing liabilities	1,029,897	4,809	0.62%	1,052,705	5,067	0.64%

Non interest-bearing liabilities	19,174			16,662

Total liabilities	1,049,071			1,069,367

Stockholders’ equity	124,193			132,769
Total liabilities and stockholders’ equity	$1,173,264			$1,202,136

Net interest income		$26,993			$26,820

Interest rate spread (3)			3.10%			2.99%
Net interest margin (4)			3.16%			3.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.69%			111.15%
Return on average assets			0.08%			0.47%
Return on average equity			0.78%			4.26%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $736 and $609 for the nine months ended March 31, 2018 and 2017, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $79.1 million and $72.5 million during the nine months ended March 31, 2018 and 2017, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and nine months ended March 31, 2018 and 2017, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended March 31, 2018 Compared To Quarter Ended March 31, 2017 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$357	$(123)	$(5)	$229
Investment securities	40	156	44	240
FHLB – San Francisco stock	(40)	—	—	(40)
Interest-bearing deposits	223	(127)	(113)	(17)
Total net change in income on interest-earning assets	580	(94)	(74)	412

Interest-bearing liabilities:
Checking and money market accounts	2	4	—	6
Savings accounts	—	3	—	3
Time deposits	17	(88)	(2)	(73)
Borrowings	(10)	9	—	(1)
Total net change in expense on interest-bearing liabilities	9	(72)	(2)	(65)
Net increase (decrease) in net interest income	$571	$(22)	$(72)	$477

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2018 Compared To Nine Months Ended March 31, 2017 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$968	$(1,396)	$(47)	$(475)
Investment securities	163	299	142	604
FHLB – San Francisco stock	(399)	1	(1)	(399)
Interest-bearing deposits	415	(113)	(117)	185
Total net change in income on interest-earning assets	1,147	(1,209)	(23)	(85)

Interest-bearing liabilities:
Checking and money market accounts	—	18	—	18
Savings accounts	—	11	—	11
Time deposits	(14)	(301)	3	(312)
Borrowings	151	(118)	(8)	25
Total net change in expense on interest-bearing liabilities	137	(390)	(5)	(258)
Net increase (decrease) in net interest income	$1,010	$(819)	$(18)	$173

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Recovery From the Allowance for Loan Losses:

For the Quarters Ended March 31, 2018 and 2017.  During the third quarter of fiscal 2018, the Corporation recorded a recovery from the allowance for loan losses of $505,000, compared to a recovery from the allowance for loan losses of $165,000 in the same period of fiscal 2017. The recovery from the allowance for loan losses was primarily attributable to the improving risk profile of the loan portfolio as reflected in the asset quality ratios and loan balances shifting to lower risk categories from higher risk categories. Non-performing assets, with underlying collateral located in California, decreased $2.0 million, or 21 percent, to $7.6 million, or 0.64 percent of total assets, at March 31, 2018, compared to $9.6 million, or 0.80 percent of total assets, at June 30, 2017.

For the Nine Months Ended March 31, 2018 and 2017.  During the first nine months of fiscal 2018, the Corporation recorded a recovery from the allowance for loan losses of $347,000, compared to a recovery from the allowance for loan losses of $665,000 in the same period of fiscal 2017. The recovery from the allowance for loan losses was primarily attributable to the improving risk profile of the loan portfolio as reflected in the asset quality ratios and loan balances shifting to lower risk categories from higher risk categories.

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

At March 31, 2018, the allowance for loan losses was $7.5 million, comprised of collectively evaluated allowances of $7.4 million and individually evaluated allowances of $176,000; in comparison to the allowance for loan losses of $8.0 million at June 30, 2017, comprised of collectively evaluated allowances of $7.9 million and individually evaluated allowances of $101,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.84 percent at March 31, 2018, down from 0.88 percent at June 30, 2017. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended March 31, 2018 and 2017.  Total non-interest income decreased $1.6 million, or 24 percent, to $5.2 million for the quarter ended March 31, 2018 from $6.8 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans during the current quarter as compared to the comparable period last year.

The net gain on sale of loans decreased $1.8 million, or 33 percent, to $3.6 million for the third quarter of fiscal 2018 from $5.4 million in the same quarter of fiscal 2017 reflecting the impact of a lower loan sale volume and average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $106.7 million or 31 percent to $235.5 million in the quarter ended March 31, 2018 from $342.2 million in the comparable quarter last year. The decrease in loan sale volume was attributable primarily to the decrease in refinance and purchase activity as compared to the same period last year. Refinance loans as a percentage of total loans originated by PBM during the third quarter of fiscal 2018 were 37 percent, down from 38 percent in the same quarter of fiscal 2017. Retail loans as a percentage of total loans originated for sale by PBM during the third quarter of fiscal 2018 were 59 percent, up from 58 percent in the same period of fiscal 2017. The average loan sale margin for PBM decreased five basis points to 1.53 percent in the third quarter of fiscal 2018 from 1.58 percent in the same period of fiscal 2017. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $844,000 in the third quarter of fiscal 2018 as compared to a favorable fair-value adjustment net gain of $635,000 in the same period last year. The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of March 31, 2018, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $2.8 million, compared to $5.0 million at June 30, 2017 and $4.7 million at March 31, 2017.

For the Nine Months Ended March 31, 2018 and 2017.  Total non-interest income decreased $6.6 million, or 28 percent, to $17.3 million for the nine months ended March 31, 2018 from $23.9 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $7.1 million, or 36 percent, to $12.8 million for the first nine months of fiscal 2018 from $19.9 million in the same period of fiscal 2017 reflecting the impact of a lower loan sale volume, partly offset by a slightly higher average loan sale margin.  Total loan sale volume was $915.4 million in the first nine months ended March 31, 2018, down $530.3 million, or 37 percent, from $1.45 billion in the comparable period last year.  The decrease in loan sale volume was attributable primarily to a decrease in the refinance and the purchase market as compared to the same period last year. Refinance loans as a percentage of total loans originated by PBM during the first nine months of fiscal 2018 were 41 percent, down from 52 percent in the same period of fiscal 2017. Retail loans as a percentage of total loans originated for sale by PBM during the first nine months of fiscal 2018 were 56 percent, up from 51 percent in the same period of fiscal 2017. The average loan sale margin for PBM during the first nine months of fiscal 2018 was 1.39 percent, up two basis points from 1.37 percent for the same period of fiscal 2017.  The increase in the average loan sale margin for the nine months ended March 31, 2018 was primarily attributable to more favorable loan sale market conditions, a lower percentage of refinance originations and higher percentage of retail originations. The gain on sale of loans includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $2.2 million in the first nine months of fiscal 2018 as compared to an unfavorable fair-value adjustment, a net loss of $3.7 million, in the same period last year.

Non-Interest Expense:

For the Quarters Ended March 31, 2018 and 2017.  Total non-interest expense in the quarter ended March 31, 2018 was $12.4 million, a decrease of $1.4 million, or 10 percent, as compared to $13.8 million in the quarter ended March 31, 2017. The decrease was primarily a result of a decrease in salaries and employee benefits expense and sales and marketing expense, partly offset by an increase in other non-interest expense.

Total salaries and employee benefits expense decreased $1.6 million, or 15 percent, to $8.8 million in the third quarter of fiscal 2018 from $10.4 million in the same period of fiscal 2017.  The decrease was primarily attributable to lower incentive compensation costs and PBM staff reductions related to lower mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) decreased $106.4 million, or 28 percent, to $269.5 million in the third quarter of fiscal 2018 from $375.9 million in the comparable quarter of fiscal 2017.

Total other non-interest expenses increased $373,000, or 49 percent, to $1.1 million in the third quarter of fiscal 2018 from $759,000 million in the same period of fiscal 2017. The increase in other non-interest expenses was primarily due to the $668,000 reversal of loan origination liability accruals in the third quarter of fiscal 2017 which was not replicated this quarter and lower loan origination costs attributable to the lower loan origination volume.

For the Nine Months Ended March 31, 2018 and 2017.  Total non-interest expense in the nine months ended March 31, 2018 was $41.4 million, a decrease of $2.7 million as compared to $44.1 million in the same period ended March 31, 2017.  The decrease was primarily due to a decrease in salaries and employee benefits expense, partly offset by an increase in other non-interest expense.

Total salaries and employee benefits expense decreased $5.3 million, or 17 percent, to $26.7 million in the first nine months of fiscal 2018 from $32.0 million in the same period of fiscal 2017. The decrease was primarily attributable to lower incentive compensation costs and PBM staff reductions related to lower mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated and purchased for sale) decreased $613.4 million, or 36 percent, to $1.08 billion in the first nine months of fiscal 2018 from $1.69 billion in the comparable period of fiscal 2017.

Total other non-interest expenses increased $2.9 million, or 68 percent, to $6.9 million in the first nine months of fiscal 2018 from $4.1 million in the same period of fiscal 2017. The increase in other non-interest expenses was primarily attributable to litigation settlement expense accruals of $3.4 million in the first nine months of fiscal 2018, up from the litigation expense accruals of $235,000 in the same period last year, partly offset by lower loan origination costs. The litigation settlement expense accruals in the first nine months of fiscal 2018 related to a lawsuit which was settled on September 12, 2017 and two lawsuits which were settled on December 18, 2017. No additional contingencies exist regarding these matters although the settlement agreements remain subject to court approval and other customary conditions. For additional information see Part II, Item 1, “Legal Proceedings.”

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

For the Quarters Ended March 31, 2018 and 2017.  The Corporation’s provision for income taxes was $667,000 for the third quarter of fiscal 2018, down three percent from the $690,000 provision for income taxes in the same quarter last year. The decrease was primarily attributable to the reduction of the federal corporate income tax rate, partly offset by higher net income before taxes. The effective income tax rate for the quarter ended March 31, 2018 was 27.8 percent, down from 37.6 percent in the same quarter last year. The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2018 reflects its current income tax obligations.

The Tax Act provides a reduced federal corporate income tax rate for the Corporation, from a maximum 35 percent to a flat 21 percent as of January 1, 2018. However, the Corporation’s fiscal year runs through June 30th of each year. As a result, the Corporation will be required to use a blended statutory corporate income tax rate for the fiscal year ending on June 30, 2018 and will not realize the full impact of the reduced federal corporate income tax rate until fiscal 2019 which begins on July 1, 2018. The estimated combined federal and state statutory tax rates, before discrete items, for the remainder of fiscal 2018 and for fiscal 2019 are as follows:

Statutory Tax Rates	Q4FY2018	FY2019
Federal Tax Rate	28.06%	21.00%
State Tax Rate	10.84%	10.84%
Combined Statutory Tax Rate(1)	35.86%	29.56%

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

For the Nine Months Ended March 31, 2018 and 2017.  The Corporation’s provision for income taxes was $2.5 million for the first nine months of fiscal 2018, down 17 percent from the $3.0 million provision for income taxes in the same period last year. The decrease was primarily attributable to a lower net income before taxes and the reduction of the federal corporate income tax rate, partly offset by a tax charge of $1.9 million resulting from the net deferred tax asset revaluation as a result of the Tax Act. The effective income tax rate for the nine months ended March 31, 2018 was 77.6 percent as compared to 41.8 percent in the same period last year.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2018 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, was $6.8 million at March 31, 2018, down $1.2 million or 15 percent, from $8.0 million at June 30, 2017. Non-performing loans as a percentage of loans held for investment at March 31, 2018 was 0.76 percent, down from 0.88 percent at June 30, 2017. The non-performing loans at March 31, 2018 were primarily comprised of 24 single-family loans ($6.7 million) and one commercial business loan ($58,000). This compares to the $8.0 million of non-performing loans at June 30, 2017 which were primarily comprised of 27 single-family loans ($7.7 million); one commercial real estate loan ($201,000) and one commercial business loan ($65,000). No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of March 31, 2018, total restructured loans increased $1.8 million, or 50 percent, to $5.4 million from $3.6 million at June 30, 2017 due to two newly modified loans ($2.2 million).  At March 31, 2018 and June 30, 2017, $3.2 million and $3.1 million, respectively, of these restructured loans were classified as non-performing.  As of March 31, 2018, $3.7 million, or 68 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $1.7 million, or 46 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2017.

Real estate owned was $787,000 at March 31, 2018, down $828,000 or 51 percent from $1.6 million at June 30, 2017. The real estate owned at March 31, 2018 was comprised of two single-family properties located in California acquired during the current fiscal quarter.

Non-performing assets, which includes non-performing loans and real estate owned, decreased $2.0 million or 21 percent to $7.6 million or 0.64 percent of total assets at March 31, 2018 from $9.6 million or 0.80 percent of total assets at June 30, 2017. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first nine months of fiscal 2018, the Corporation repurchased two loans totaling $602,000 from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreement.  This compares to the first nine months of fiscal 2017 when the Corporation repurchased one loan, totaling $389,000, from an investor pursuant to the recourse/repurchase covenants contained in the loan sale agreements, which was subsequently paid off. Additional repurchase requests may have been settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first nine months of fiscal 2018 and 2017, the Corporation recorded recourse recoveries of $22,000 and $39,000, respectively, and settled $11,000 in claims in lieu of loan repurchases in fiscal 2017. As of March 31, 2018, the total recourse reserve for loans sold that are subject to repurchase was $283,000, down from $305,000 at June 30, 2017 and from $403,000 at March 31, 2017.

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

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2018 and 2017:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2018	2017	2018	2017
(In Thousands)

Balance, beginning of the period	$283	$412	$305	$453
Recovery from recourse liability	—	(9)	(22)	(39)
Net settlements in lieu of loan repurchases	—	—	—	(11)
Balance, end of the period	$283	$403	$283	$403

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2018:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$4,033	745	80%	6.27 years
Stated income (5)	$79,800	730	61%	12.25 years
FICO less than or equal to 660	$7,215	643	61%	9.82 years
Over 30-year amortization	$9,446	728	63%	12.55 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $4.1 million of “stated income,” $325,000 of “FICO less than or equal to 660,” and $646,000 of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2018:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$2,533	—%	—%
Fully amortize between 1 year and 5 years	1,500	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$4,033	—%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2018:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$79,065	4%	—%
Interest rate reset between 1 year and 5 years	—	—%	—%
Interest rate reset after 5 years	735	100%	—%
Total	$79,800	5%	—%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

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

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2018:

	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	2018 YTD	Total
Loan balance (in thousands)	$137,246	$937	$2,242	$2,460	$8,273	$12,551	$35,027	$82,695	$20,996	$302,427
Weighted-average LTV (1)	61%	60%	51%	44%	69%	69%	65%	74%	71%	66%
Weighted-average age (in years)	12.33	6.68	5.58	4.74	3.63	2.82	1.69	0.94	0.09	6.37
Weighted-average FICO (2)	730	710	758	754	756	735	744	735	747	735
Number of loans	474	4	13	22	22	19	65	124	31	774

Geographic breakdown (%)
Inland Empire	37%	57%	14%	44%	40%	20%	28%	31%	50%	34%
Southern California (3)	51%	43%	51%	26%	33%	53%	37%	48%	48%	48%
Other California (4)	11%	—%	35%	30%	27%	27%	35%	21%	2%	18%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2018:

	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	2018 YTD	Total
Loan balance (in thousands)	$19,329	$5,101	$11,245	$55,897	$71,189	$81,729	$125,670	$77,506	$18,600	$466,266
Weighted-average LTV (1)	40%	48%	49%	53%	52%	53%	48%	50%	43%	50%
Weighted-average DCR (2)	1.62x	1.65x	1.87x	1.68x	1.65x	1.64x	1.66x	1.66x	1.79x	1.67x
Weighted-average age (in years)	13.05	6.51	5.55	4.63	3.71	2.74	1.74	0.81	0.10	2.96
Weighted-average FICO (3)	697	757	735	767	765	757	762	752	761	757
Number of loans	47	8	15	80	90	122	148	122	26	658

Geographic breakdown (%)
Inland Empire	31%	9%	2%	34%	13%	17%	10%	18%	27%	17%
Southern California (4)	47%	71%	70%	50%	56%	63%	64%	63%	63%	60%
Other California (5)	8%	20%	28%	16%	31%	20%	26%	19%	10%	22%
Other States	14%	—%	—%	—%	—%	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	Debt Coverage Ratio (“DCR”) at time of origination.

(3)	At time of loan origination.

(4)	Other than the Inland Empire.

(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2018:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$130,620	—%	—%	5%
Interest rate reset or mature between 1 year and 5 years	324,510	—%	—%	3%
Interest rate reset or mature after 5 years	11,136	—%	—%	—%
Total	$466,266	—%	—%	3%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2018:

	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	2018 YTD	Total (5)(6)
Loan balance (in thousands)	$1,476	$—	$10,386	$11,291	$20,912	$19,892	$17,237	$19,821	$5,922	$106,937
Weighted-average LTV (1)	31%	—%	44%	46%	44%	41%	49%	43%	45%	44%
Weighted-average DCR (2)	1.42x	—	1.94x	1.61x	1.93x	1.80x	1.58x	1.67x	1.24x	1.72x
Weighted-average age (in years)	14.60	—	5.52	4.70	3.64	2.69	1.86	0.61	0.15	2.87
Weighted-average FICO (2)	705	—	743	757	752	758	759	773	756	758
Number of loans	8	—	9	18	25	25	23	23	8	139

Geographic breakdown (%):
Inland Empire	68%	—%	72%	22%	37%	31%	11%	26%	—%	30%
Southern California (3)	32%	—%	28%	54%	43%	32%	62%	52%	61%	46%
Other California (4)	—%	—%	—%	24%	20%	37%	27%	22%	39%	24%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.

(2)	At time of loan origination.

(3)	Other than the Inland Empire.

(4)	Other than the Inland Empire and Southern California.

(5)
Comprised of the following: $39.8 million in Mixed Use; $18.0 million in Retail; $15.8 million in Office; $11.0 million in Mobile Home Parks; $8.8 million in Warehouse; $5.4 million in Medical/Dental Office; $3.0 million in Mini-Storage; $2.0 million in Restaurant/Fast Food; $1.6 million in Automotive – Non Gasoline and $1.5 million in Light Industrial/Manufacturing.

(6)	Consisting of $101.9 million or 95.3 percent in investment properties and $5.0 million or 4.7 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2018:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$30,205	—%	—%	70%
Interest rate reset or mature between 1 year and 5 years	76,732	—%	—%	90%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$106,937	—%	—%	84%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:

(In Thousands)	At March 31, 2018	At June 30, 2017
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$3,616	$4,668
Commercial real estate	—	201
Total	3,616	4,869

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,092	3,061
Commercial business loans	58	65
Total	3,150	3,126

Total non-performing loans	6,766	7,995

Real estate owned, net	787	1,615
Total non-performing assets	$7,553	$9,610

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.76%	0.88%

Non-performing loans as a percentage of total assets	0.58%	0.67%

Non-performing assets as a percentage of total assets	0.64%	0.80%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of March 31, 2018:

	Calendar Year of Origination
(In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	2018 YTD	Total
Mortgage loans:
Single-family	$6,622	$—	$86	$—	$—	$—	$—	$—	$—	$6,708
Commercial business loans	58	—	—	—	—	—	—	—	—	58
Total	$6,680	$—	$86	$—	$—	$—	$—	$—	$—	$6,766

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of March 31, 2018:

(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,222	$3,329	$1,157	$—	$6,708
Commercial business loans	58	—	—	—	58
Total	$2,280	$3,329	$1,157	$—	$6,766

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, net of undisbursed loan funds, fair value adjustments, and real estate owned at the dates indicated:

	At March 31, 2018		At June 30, 2017
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$1,949	6	$3,443	9
Multi-family	—	—	272	1
Construction	807	1	—	—
Total special mention loans	2,756	7	3,715	10

Substandard loans:
Mortgage loans:
Single-family	8,256	28	7,729	29
Commercial real estate	—	—	201	1
Commercial business loans	58	1	65	1
Total substandard loans	8,314	29	7,995	31

Total classified loans	11,070	36	11,710	41

Real estate owned:
Single-family	787	2	1,615	2
Total real estate owned	787	2	1,615	2

Total classified assets	$11,857	38	$13,325	43

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2018	2017	2018	2017
Loans originated and purchased for sale:
Retail originations	$129,816	$185,668	$526,904	$769,495
Wholesale originations and purchases	90,377	132,241	417,445	737,667
Total loans originated and purchased for sale (1)	220,193	317,909	944,349	1,507,162

Loans sold:
Servicing released	(220,532)	(363,443)	(945,715)	(1,547,435)
Servicing retained	(5,326)	(6,074)	(22,574)	(28,895)
Total loans sold (2)	(225,858)	(369,517)	(968,289)	(1,576,330)

Loans originated for investment:
Mortgage loans:
Single-family	22,665	19,480	62,363	49,236
Multi-family	18,612	22,306	40,279	56,765
Commercial real estate	5,930	3,196	18,900	8,044
Construction	2,050	3,017	4,459	6,313
Commercial business loans	—	45	—	45
Consumer loans	—	—	3	1
Total loans originated for investment (3)	49,257	48,044	126,004	120,404

Loans purchased for investment:
Mortgage loans:
Single-family	—	9,989	—	19,516
Multi-family	—	—	2,241	39,764
Commercial real estate	—	—	868	—
Total loans purchased for investment (3)	—	9,989	3,109	59,280

Mortgage loan principal payments	(43,163)	(46,225)	(143,914)	(151,489)
Real estate acquired in settlement of loans	(959)	(547)	(1,659)	(1,845)
Increase (decrease) in other items, net (4)	1,955	1,576	2,923	(621)

Net increase (decrease) in loans held for investment and loans held for sale at fair value	$1,425	$(38,771)	$(37,477)	$(43,439)

(1)
Includes PBM loans originated and purchased for sale during the quarters and nine months ended March 31, 2018 and 2017 totaling $220.2 million, $317.9 million, $944.3 million and $1.51 billion, respectively.

(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2018 and 2017 totaling $225.9 million, $369.5 million, $968.3 million and $1.58 billion, respectively.

(3)
Includes PBM loans originated and purchased for investment during the quarters and nine months ended March 31, 2018 and 2017 totaling $20.6 million, $18.7 million, $58.4 million and $45.5 million, respectively.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2018 and 2017, the Corporation originated and purchased $1.07 billion and $1.69 billion of loans, respectively.  The total loans sold in the first nine months of fiscal 2018 and 2017 were $968.3 million and $1.58 billion, respectively.  At March 31, 2018, the Corporation had loan origination commitments totaling $67.9 million, undisbursed lines of credit totaling $1.1 million and undisbursed construction loan funds totaling $5.6 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2018, the net decrease in deposits was $4.0 million, primarily due to non-renewing scheduled maturities in time deposits, partly offset by the increase in transaction accounts. The decrease in time deposits and the increase in transaction accounts were consistent with the Corporation's operating strategy. As of March 31, 2018, total deposits were $922.5 million. At March 31, 2018, time deposits scheduled to mature in one year or less were $108.5 million and total time deposits with a principal amount of $100,000 or higher were $124.0 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2018, total cash and cash equivalents were $50.6 million, or four percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2018, total borrowings were $111.2 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $286.1 million and the remaining available collateral was $499.0 million. In addition, the Bank has secured a $79.7 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $84.8 million.  As of March 31, 2018, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2018 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of March 31, 2018.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2018 decreased to 16.4 percent from 22.1 percent for the quarter ended June 30, 2017.

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

At March 31, 2018, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at March 31, 2018 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of March 31, 2018
Tier 1 leverage capital (to adjusted average assets)	$120,382	10.33%	$46,619	4.00%	$58,274	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets)	$120,382	17.56%	$43,705	6.38%	$44,561	6.50%
Tier 1 capital (to risk-weighted assets)	$120,382	17.56%	$53,988	7.88%	$54,845	8.00%
Total capital (to risk-weighted assets)	$128,073	18.68%	$67,699	9.88%	$68,556	10.00%

As of June 30, 2017
Tier 1 leverage capital (to adjusted assets)	$127,956	10.77%	$47,506	4.00%	$59,383	5.00%
CET1 capital (to risk-weighted assets)	$127,956	17.57%	$41,885	5.75%	$47,348	6.50%
Tier 1 capital (to risk-weighted assets)	$127,956	17.57%	$52,811	7.25%	$58,274	8.00%
Total capital (to risk-weighted assets)	$136,271	18.71%	$67,380	9.25%	$72,843	10.00%

Provident Savings Bank, F.S.B.:

As of March 31, 2018
Tier 1 leverage capital (to adjusted average assets)	$114,589	9.83%	$46,616	4.00%	$58,270	5.00%
CET1 capital (to risk-weighted assets)	$114,589	16.72%	$43,695	6.38%	$44,552	6.50%
Tier 1 capital (to risk-weighted assets)	$114,589	16.72%	$53,977	7.88%	$54,834	8.00%
Total capital (to risk-weighted assets)	$122,280	17.84%	$67,685	9.88%	$68,542	10.00%

As of June 30, 2017
Tier 1 leverage capital (to adjusted assets)	$117,530	9.90%	$47,503	4.00%	$59,379	5.00%
CET1 capital (to risk-weighted assets)	$117,530	16.14%	$41,877	5.75%	$47,339	6.50%
Tier 1 capital (to risk-weighted assets)	$117,530	16.14%	$52,801	7.25%	$58,263	8.00%
Total capital (to risk-weighted assets)	$125,845	17.28%	$67,367	9.25%	$72,829	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This requirement began to be phased in on January 1, 2016 at an amount requiring more than 0.625 percent of risk-weighted assets and will increase each year to an amount requiring more than 2.5 percent of risk-weighted assets when fully implemented in January 2019. As of March 31, 2018, the conservation buffer required an amount more than 1.875 percent.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first nine months of fiscal 2018, the Bank paid a cash dividend of $5.0 million to the Corporation; while the Corporation paid $3.2 million of cash dividends to its shareholders.

Supplemental Information

	At March 31, 2018	At June 30, 2017	At March 31, 2017

Loans serviced for others (in thousands)	$128,060	$119,304	$116,171

Book value per share	$16.16	$16.62	$16.69

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 1.75 percent making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2018 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$260,176	$133,959	$1,288,239	20.20%	+954 bp
+300 bp	$233,459	$107,242	$1,268,501	18.40%	+774 bp
+200 bp	$202,131	$75,914	$1,244,438	16.24%	+558 bp
+100 bp	$166,144	$39,927	$1,216,088	13.66%	+300 bp
0 bp	$126,217	$—	$1,183,713	10.66%	0 bp
-100 bp	$111,639	$(14,578)	$1,175,065	9.50%	-116 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2018 (“base case”).

(2)	Derived as the NPV divided by the portfolio value of total assets.

(3)	Derived as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2018 and June 30, 2017.

	At March 31, 2018	At June 30, 2017
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	10.66%	11.49%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.50%	10.16%
Sensitivity Measure: Change in NPV Ratio	-116 bp	-133 bp

The pre-shock NPV ratio declined 83 basis points to 10.66 percent at March 31, 2018 from 11.49 percent at June 30, 2017 while the post-shock NPV ratio decreased 66 basis points to 9.50 percent at March 31, 2018 from 10.16 percent at June 30, 2017. As a result, the sensitivity ratio decreased 17 basis points to 116 basis points at March 31, 2018 from 133 basis points at June 30, 2017. The decrease in the NPV ratios were primarily attributable to the $5.0 million cash dividend payment from the Bank to the Corporation in September 2017, partly offset by the net income in the first nine months of fiscal 2018.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of March 31, 2018:

	Term to Repricing or Maturity(1)
	As of March 31, 2018
	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non sensitive	Total
	(Dollars In thousands)
Repricing Assets:
Cash and cash equivalents	$44,193	$—	$—	$6,381	$50,574
Investment securities	51,345	—	—	52,381	103,726
Loans held for investment	304,512	238,644	268,378	82,633	894,167
Loans held for sale	89,823	—	—	—	89,823
FHLB - San Francisco stock	8,108	—	—	—	8,108
Other assets	—	—	—	30,204	30,204
Total assets	497,981	238,644	268,378	171,599	1,176,602

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	87,520	87,520
Checking deposits - interest bearing	39,074	78,148	78,148	65,122	260,492
Savings deposits	59,122	118,242	118,242	—	295,606
Money market deposits	16,698	16,698	—	—	33,396
Time deposits	108,476	103,286	30,972	2,751	245,485
FHLB - San Francisco borrowings	—	30,000	21,176	60,000	111,176
Other liabilities	—	—	—	22,327	22,327
Stockholders' equity	—	—	—	120,600	120,600
Total liabilities and stockholders' equity	223,370	346,374	248,538	358,320	1,176,602

Repricing gap positive (negative)	$274,611	$(107,730)	$19,840	$(186,721)	$—
Cumulative repricing gap:
Dollar amount	$274,611	$166,881	$186,721	$—	$—
Percent of total assets	23%	14%	16%	—%	—%

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

•	The Corporation’s current balance sheet and repricing characteristics;

•	Forecasted balance sheet growth consistent with the business plan;

•	Current interest rates and yield curves and management estimates of projected interest rates;

•	Embedded options, interest rate floors, periodic caps and lifetime caps;

•	Repricing characteristics for market rate sensitive instruments;

•	Loan, investment, deposit and borrowing cash flows;

•	Loan prepayment estimates for each type of loan; and

•	Immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at March 31, 2018 and June 30, 2017.

At March 31, 2018		At June 30, 2017
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	9.62%	+400 bp	16.70%
+300 bp	7.94%	+300 bp	14.23%
+200 bp	6.21%	+200 bp	11.62%
+100 bp	4.49%	+100 bp	8.29%
-100 bp	(4.91)%	-100 bp	(3.68)%

At both March 31, 2018 and June 30, 2017, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore at March 31, 2018 and June 30, 2017, in a rising interest rate environment, the model forecasts an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the model forecasts a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2018 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans, employment matters and other issues in the ordinary course of incidental to the Corporation’s business. The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Corporation, except as set forth below. Additionally, in some actions, it is difficult to assess potential exposure because the Corporation is still in the early stages of the litigation.

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

On May 22, 2013, counsel in the McKeen-Chaplin lawsuit filed another class action called Neal versus Provident Savings Bank, F.S.B. (the “Neal lawsuit”) in California Superior Court in Alameda County (the "State Court"). The Neal lawsuit is virtually identical to the McKeen-Chaplin lawsuit alleging that mortgage underwriters were misclassified as exempt employees.

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

On February 21, 2018, plaintiffs filed a motion in McKeen-Chaplin asking the District Court to approve the FLSA portion of the settlement. The motion still is pending. The parties also worked together to jointly request that the Court of Appeal in Neal pass jurisdiction back to the trial court to oversee the settlement process which has been approved.

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

Based on the proposed settlement, the Corporation recorded a litigation settlement expense accrual of $650,000 in the second quarter of fiscal 2018 to fully reserve for the agreed upon settlement amount.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2018	1,937	$18.28	1,937	116,737
February 1 – 28, 2018	42,433	$18.12	39,142	77,595
March 1 – 31, 2018	36,602	$18.32	36,602	40,993
Total	80,972	$18.22	77,681	40,993

(1)	Represents the remaining shares available for future purchases under the June 2017 stock repurchase plan.

During the quarter ended March 31, 2018, the Corporation purchased 80,972 shares of the Corporation’s common stock at an average cost of $18.22 per share, including the repurchase of 3,291 shares of distributed restricted stock at an average cost of $18.45 per share to cover employee withholding tax obligations. For the nine months ended March 31, 2018, the Corporation purchased 347,498 shares of the Corporation’s common stock at an average cost of $19.07 per share, including the repurchase of 3,291 shares of distributed restricted stock at an average cost of $18.45 per share to cover employee withholding tax obligations. As of March 31, 2018, a total of 344,207 shares or 89 percent of the shares authorized in the June 2017 stock repurchase plan have been purchased at an average cost of $19.08 per share, leaving 40,993 shares available for future purchases through June 19, 2018. During the quarter and nine months ended March 31, 2018, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 8, 2018	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.