Form 10-K
period 2018-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2018-08-31
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018            OR

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
Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES          NO   X  .

The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2017, was $125.5 million. As of August 24, 2018, there were 7,433,926 shares of the Registrant’s common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2018 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB"). At June 30, 2018, the Corporation had consolidated total assets of $1.18 billion, total deposits of $907.6 million and stockholders’ equity of $120.5 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank contributed $40,000 annually to the Foundation in fiscal 2018, 2017 and 2016.

Subsequent Events:

On July 31, 2018, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on August 21, 2018 are entitled to receive the cash dividend, payable on September 11, 2018.

Market Area

The Bank is headquartered in Riverside, California and operates 13 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include most of Southern California and some of Northern California.  The Bank is the largest independent community bank headquartered in Riverside County and it has the eighth largest deposit market share of all banks and the fourth largest of community banks in Riverside County. PBM operates two wholesale loan production offices, one is located in Pleasanton and the other is located in Rancho Cucamonga, California and nine retail loan production offices located in Atascadero, Brea, Escondido, Glendora, Rancho Cucamonga, Riverside (3) and Roseville, California.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to the 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  According to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, the unemployment rate in the Inland Empire in June 2018 was 4.7%, compared to 4.2% in California and 4.0% nationwide, an improvement compared to the unemployment data reported in June 2017, which was 5.5% in the Inland Empire, 4.7% in California and 4.4% nationwide.

In 2018, the forecast for the Inland Empire economy is a gain of 45,000 jobs (3.1%), after adding 49,433 jobs in 2017 (3.5%). The expansion is expected to continue partly because of the area’s traditional advantages for blue collar/technical sectors (less expensive land, modestly priced labor, growing population), as well as continued growth in health care, and a small addition of jobs in higher paying sectors. As these sectors add workers, additional anticipated spending that circulates through the population serving sectors should cause them to expand as well. In addition, 34.2% of growth is forecasted for lower paying sectors and 65.8% in moderate and better paying jobs. That is a good mix as 60% - 40% is a more normal distribution (Source: Inland Empire Quarterly Economic Reports - April 2018).

California’s median home price edged higher to another peak in June 2018 although year-over-year home sales slowed for the second straight month, according to the California Association of Realtors (C.A.R."). Closed escrow sales of existing, single-family detached homes in California totaled a seasonally adjusted annualized rate of 410,800 units in June 2018, according to information collected by C.A.R. from more than 90 local Realtor associations and MLSs statewide. The statewide annualized sales figure represents what would be the total number of homes sold during 2018 if sales maintained the June pace throughout the year, adjusted to account for seasonal factors that typically influence home sales. The number of homes sold in June 2018 was up 0.4% from the revised 409,270 level in May 2018 and down 7.3% compared with home sales in June 2017 of 443,120. The year-over-year sales decline was the largest in nearly four years (Source: California Association of Realtors – July 23, 2018 News Release).

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits.  The population growth in the Inland Empire has attracted numerous financial institutions to the Bank’s market area.  The Bank’s primary competitors are large national and regional commercial banks as well as other community-oriented banks and savings institutions.  The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area.  Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank.  The Bank’s mortgage banking operations also faces competition from mortgage bankers, brokers and other financial institutions.  This competition may limit the Bank’s growth and profitability in the future.

Personnel

As of June 30, 2018, the Bank had 376 full-time equivalent employees, which consisted of 320 full-time, 55 prime-time and one part-time employee.  The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

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

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment.  The Bank’s net loans held for investment were $902.7 million at June 30, 2018, representing 76.8% of consolidated total assets.  This compares to $904.9 million, or 75.4% of consolidated total assets, at June 30, 2017.

At June 30, 2018, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $18.6 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2018, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2018 consisted of: three multi-family loans totaling $7.9 million to one group of borrowers; one commercial real estate loan totaling $6.0 million to one group of borrowers; one multi-family loan totaling $5.1 million to one group of borrowers; two single-family loans totaling $4.6 million to one group of borrowers; and one commercial real estate loan totaling $4.4 million to one group of borrowers.  The real estate collateral for these loans is located in Southern California, except for one property which is located in Northern California.  At June 30, 2018, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2018		2017		2016		2015		2014
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$314,808	34.64%	$322,197	35.16%	$324,497	37.93%	$365,961	44.47%	$377,824	48.43%
Multi-family	476,008	52.38	479,959	52.37	415,627	48.59	347,020	42.17	301,191	38.60
Commercial real estate	109,726	12.07	97,562	10.65	99,528	11.63	100,897	12.26	96,781	12.40
Construction	7,476	0.82	16,009	1.75	14,653	1.71	8,191	0.99	2,869	0.37
Other	167	0.02	—	—	332	0.04	—	—	—	—
Total mortgage loans	908,185	99.93	915,727	99.93	854,637	99.90	822,069	99.89	778,665	99.80

Commercial business loans	500	0.06	576	0.06	636	0.08	666	0.08	1,237	0.16
Consumer loans	109	0.01	129	0.01	203	0.02	244	0.03	306	0.04
Total loans held for investment, gross	908,794	100.00%	916,432	100.00%	855,476	100.00%	822,979	100.00%	780,208	100.00%

Undisbursed loan funds	(4,302)		(9,015)		(11,258)		(3,360)		(1,090)
Advance payments of escrows	18		61		56		199		215
Deferred loan costs, net	5,560		5,480		4,418		3,140		2,552
Allowance for loan losses	(7,385)		(8,039)		(8,670)		(8,724)		(9,744)
Total loans held for investment, net	$902,685		$904,919		$840,022		$814,234		$772,141

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2018 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

Mortgage loans:
Single-family	$15	$1,500	$1,858	$4,028	$307,407	$314,808
Multi-family	617	723	3,169	4,075	467,424	476,008
Commercial real estate	—	478	8,093	83,097	18,058	109,726
Construction	5,426	2,050	—	—	—	7,476
Other	167	—	—	—	—	167
Commercial business loans	139	69	—	—	292	500
Consumer loans	109	—	—	—	—	109
Total loans held for investment, gross	$6,473	$4,820	$13,120	$91,200	$793,181	$908,794

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2019 which have fixed and floating or adjustable interest rates:

(Dollars In Thousands)	Fixed-Rate	%(1)	Floating or Adjustable Rate	%(1)

Mortgage loans:
Single-family	$12,526	4%	$302,267	96%
Multi-family	215	—%	475,176	100%
Commercial real estate	552	1%	109,174	99%
Construction	—	—%	2,050	100%
Commercial business loans	311	86%	50	14%
Total loans held for investment, gross	$13,604	2%	$888,717	98%

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2018, total single-family loans held for investment decreased to $314.8 million, or 34.6% of the total loans held for investment, from $322.2 million, or 35.2% of the total loans held for investment, at June 30, 2017.  The slight decrease in the single-family loans in fiscal 2018 was primarily attributable to loan principal payments and real estate owned ("REO") acquired in the settlement of loans, partly offset by new loans originated for investment. During fiscal 2018, the Bank had net charge-offs of $114,000 in non-performing single-family loans, as compared to net recoveries of $308,000 during fiscal 2017. At June 30, 2018 and 2017, total non-performing single-family loans were $6.0 million and $7.7 million, net of allowances and charge-offs, respectively, and $804,000 and $1.0 million were past due 30 to 89 days, respectively.

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

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 80% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2018, home equity loans amounted to $14.1 million or 4.5% of single-family loans held for investment, as compared to $13.3 million or 4.1% of single-family loans held for investment at June 30, 2017.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions.  Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to seven years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes; the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have three or five-year fixed periods prior to the first adjustment (“3/1 or 5/1 hybrids”) and provide for fully amortizing loan payments throughout the term of the loan.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

The Bank offered interest-only ARM loans in the past, which typically had a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2018 and 2017, interest-only, first trust deed, ARM loans were $1.5 million and $17.6 million, or 0.5% and 5.7%, respectively, of the single-family, first trust deed, loans held for investment.  As of June 30, 2018, none of the interest-only ARM loans begin to fully amortize in the next 12 months and $1.5 million loans begin to fully amortize between one year and five years. The reset of interest rates on ARM loans to fully-amortizing status may create a payment shock for some borrowers primarily because the majority of loans are repricing at a margin over six-month LIBOR, which may result in a higher interest rate than the borrower’s pre-adjustment interest rate.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family ARM loans.  At June 30, 2018, the Bank had 18 loans with 50-year terms with $6.0 million outstanding, compared to 21 loans for $6.9 million at June 30, 2017.

As of June 30, 2018, the Bank had $7.8 million in negative amortization mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal), originated prior to 2008, which consisted of $5.4 million of multi-family loans, $2.3 million of single-family loans and $47,000 of commercial real estate loans.  This compares to $9.0 million at June 30, 2017, which consisted of $6.2 million of multi-family loans, $2.7 million of single-family loans and $110,000 of commercial real estate loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in a higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their properties or refinance their mortgages to pay off their mortgage obligation.

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each product in a given interest rate and competitive environment. Given the recent market environment, the production of ARM loans was lower as compared to fixed rate mortgages.

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

The following table describes certain credit risk characteristics of the Bank’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2018:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted-Average FICO(2)	Weighted-Average LTV	Weighted-Average Seasoning(3)
Interest only	$1,500	619	75%	0.46 years
Stated income(4)	$71,990	730	60%	12.55 years
FICO less than or equal to 660	$7,570	638	64%	7.95 years
Over 30-year amortization	$8,941	728	63%	12.82 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, none of the “interest only,” $3.7 million of “stated income,” $0.3 million of “FICO less than or equal to 660,” and $0.6 million of “over 30-year amortization” balances were non-performing.

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

The following table summarizes the interest rate reset (repricing) schedule of the Bank’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of June 30, 2018:

(Dollars In Thousands)	Balance (1)	Non-Performing(1)	30 - 89 Days Delinquent(1)
Interest rate reset in the next 12 months	$71,262	4%	—%
Interest rate reset between 1 year and 5 years	—	—%	—%
Interest rate reset after 5 years	728	100%	—%
Total	$71,990	5%	—%

(1) As a percentage of each category.

A decline in real estate values subsequent to the time of origination of real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Bank does not periodically update the LTV ratios on its loans held for investment by obtaining new appraisals or broker price opinions unless a specific loan has demonstrated deterioration or the Bank receives a loan modification request from a borrower.  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following table may be overstated or understated in comparison to the current LTV ratios as a result of the year of origination, the subsequent general decline in real estate values that may have occurred prior to 2012 to the extent not fully recovered and the specific location of the individual properties. The Bank cannot quantify the current LTV ratios on its loans held for investment or quantify the impact of the increase or decline in real estate values to the original LTV ratios on its loans held for investment by loan type, geography, or other subsets.

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2018:

	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	YTD June 30, 2018	Total
Loan balance	$121,888	$750	$2,177	$2,367	$7,664	$10,610	$32,865	$75,240	$46,815	$300,376
Weighted average LTV(1)	60%	60%	51%	44%	68%	68%	65%	73%	71%	66%
Weighted average age (in years)	12.63	6.83	5.83	4.99	3.86	3.08	1.95	1.11	0.21	5.95
Weighted average FICO(2)	730	725	757	753	759	741	743	734	739	735
Number of loans	429	3	12	21	21	16	62	114	74	752

Geographic breakdown (%):
Inland Empire	37%	46%	15%	44%	42%	21%	30%	33%	42%	35%
Southern California (other than Inland Empire)	52%	54%	51%	25%	36%	48%	35%	47%	53%	49%
Other California	10%	—%	34%	31%	22%	31%	35%	20%	5%	16%
Other states	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
..

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral at the time of loan origination.

(2)	At time of loan origination.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2018, multi-family mortgage loans were $476.0 million and commercial real estate loans were $109.7 million, or 52.4% and 12.1%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $480.0 million and commercial real estate loans of $97.6 million, or 52.3% and 10.7%, respectively, of loans held for investment at June 30, 2017.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2018 the Bank originated $91.1 million and purchased $13.5 million of multi-family and commercial real estate loans, all of which were underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $99.5 million and loan purchases of $42.2 million during fiscal 2017.  At June 30, 2018, the Bank had 668 multi-family and 144 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 1/1, 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 1/1, 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to period interest rate caps and life-of-loan interest rate caps.  At June 30, 2018, $431.7 million, or 90.7%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Alameda, Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco and Santa Clara counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $6.0 million.  At June 30, 2018, the Bank had 60 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $145.4 million.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  During fiscal 2018, the Bank had no charge-offs or recoveries of non-performing multi-family and commercial real estate loans, as compared to net recoveries of $18,000 during fiscal 2017. At June 30, 2018 and 2017, total non-performing multi-family and commercial real estate loans were $0 and $201,000, net of allowances and charge-offs respectively, and none were past due 30 to 89 days.  Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2018:

(Dollars In Thousands)	Balance	Non- Performing(1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing(1)
Interest rate reset or mature in the next 12 months	$139,430	—%	—%	5%
Interest rate reset or mature between 1 year and 5 years	324,804	—%	—%	3%
Interest rate reset or mature after 5 years	11,774	—%	—%	—%
Total	$476,008	—%	—%	3%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset or maturity schedule of the Bank’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of June 30, 2018:

(Dollars In Thousands)	Balance	Non- Performing(1)	30 - 89 Days Delinquent(1)	Percentage Not Fully Amortizing(1)
Interest rate reset or mature in the next 12 months	$30,771	—%	—%	73%
Interest rate reset or mature between 1 year and 5 years	78,955	—%	—%	89%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$109,726	—%	—%	85%

(1)	As a percentage of each category.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2018:

	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	YTD June 30, 2018	Total
Loan balance	$17,839	$4,608	$11,156	$48,417	$67,708	$73,885	$121,016	$76,417	$54,962	$476,008
Weighted average LTV(1)	40%	48%	49%	52%	52%	52%	48%	50%	47%	49%
Weighted average debt coverage ratio (2)	1.64x	1.68x	1.87x	1.72x	1.65x	1.66x	1.66x	1.67x	1.56x	1.66x
Weighted average age (in years)	13.39	6.77	5.79	4.89	3.95	2.96	1.99	1.06	0.21	2.92
Weighted average FICO(2)	707	754	748	772	767	756	762	752	756	757
Number of loans	44	7	15	75	85	117	144	121	60	668

Geographic breakdown (%):
Inland Empire	32%	—%	2%	38%	13%	18%	10%	17%	10%	16%
Southern California (Other than Inland Empire)	47%	78%	70%	44%	56%	60%	63%	64%	70%	60%
Other California	6%	22%	28%	18%	31%	22%	27%	19%	20%	23%
Other states	15%	—%	—%	—%	—%	—%	—%	—%	—%	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral at the time of loan origination.

(2)	FICO of borrowers and/or guarantors at time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2018:

	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	YTD June 30, 2018	Total(3)(4)
Loan balance	$647	$—	$9,984	$10,437	$20,374	$19,757	$17,087	$19,708	$11,732	$109,726
Weighted average LTV(1)	34%	—%	44%	47%	44%	40%	49%	43%	42%	44%
Weighted average debt coverage ratio (2)	1.38x	—	1.97x	1.60x	1.93x	1.80x	1.58x	1.82x	1.52x	1.76x
Weighted average age (in years)	10.97	—	5.76	4.94	3.89	2.94	2.11	0.86	0.25	2.82
Weighted average FICO(2)	712	—	741	761	753	757	760	773	752	758
Number of loans	5	—	8	17	24	25	23	23	19	144

Geographic breakdown (%):
Inland Empire	67%	—%	75%	22%	38%	31%	11%	26%	10%	29%
Southern California (other than Inland Empire)	33%	—%	25%	52%	42%	32%	62%	52%	35%	44%
Other California	—%	—%	—%	26%	20%	37%	27%	22%	55%	27%
Other states	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral at the time of loan origination.

(2)	FICO of borrowers and/or guarantors at time of loan origination.

(3)
Comprised of the following: $44.7 million in mixed use; $17.4 million in retail; $15.3 million in office; $11.0 million in mobile home park; $8.0 million in warehouse; $5.3 million in medical/dental office; $2.9 million in mini-storage; $2.0 million in restaurant/fast food; $1.6 million in automotive - non gasoline; and $1.5 million in light industrial/manufacturing.

(4)	Consists of $104.0 million or 94.8% in investment properties and $5.7 million or 5.2% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  During fiscal 2018 and 2017, the Bank originated a total of $4.7 million and $12.1 million of construction loans, respectively. As of June 30, 2018 and 2017, the Bank had only short-term construction loans totaling $7.5 million and $16.0 million, respectively, of which $4.3 million and $9.0 million, respectively, was undisbursed.

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

The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Tract construction may include the building and financing of model homes under a separate loan. The terms for tract construction loans are generally 12 months with interest rates fixed at a margin above the prime lending rate. At June 30, 2018, there were no tract construction loans.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2018, there were two single-family speculative construction loans of $1.1 million with $122,000 of undisbursed funds.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2018 and 2017, there were no construction/permanent loans.

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

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent inspectors and Bank personnel. At inception, the Bank also requires borrowers to deposit funds into the loan-in-process account covering the difference between the actual cost of construction and the loan amount. The Bank regularly monitors the construction loan portfolio, economic conditions and housing inventory. The Bank’s property inspectors perform periodic inspections. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction loans.

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment. During fiscal 2018 and 2017, the Bank had no charge-offs or recoveries on construction loans.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loans and loan participations, with collateral primarily in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  The Bank purchased $13.5 million of loans to be held for investment (primarily multi-family loans) in fiscal 2018, compared to $61.7 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2017. As of June 30, 2018, total loans serviced by other financial institutions were $20.5 million, as compared to $23.3 million at June 30, 2017.  As of June 30, 2018, all loans serviced by others were performing according to their contractual payment terms.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any participation loans in fiscal 2018, compared to fiscal 2017 when the Bank sold one $2.6 million construction loan participation.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2018, commercial business loans were $500,000, or 0.1% of loans held for investment, a decrease of $76,000, or 13%, during fiscal 2018 from $576,000, or 0.1% of loans held for investment at June 30, 2017.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2018 and 2017, the Bank had $64,000 and $65,000 of non-performing commercial business loans, respectively, net of allowances and charge-offs.  During fiscal 2018, the Bank had no charge-offs or recoveries on commercial business loans, as compared to a $75,000 net recovery during fiscal 2017.

Consumer Loans.  At June 30, 2018 and 2017, the Bank’s consumer loans were $109,000 and $129,000, respectively, or less than 0.1% of the Bank’s loans held for investment at these dates.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2018 and 2017 were $3,000 and $18,000, respectively.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no consumer loans at June 30, 2018 and June 30, 2017. During fiscal 2018, the Bank had $4,000 of net charge-offs on consumer loans, as compared to net recoveries of $10,000 during fiscal 2017.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been primarily originating loans and, to a lesser extent, purchasing loans for sale to investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the California economy affect the number of loans originated by PBM and, thus, the amount of loan sales, gain on sale of loans, net interest income and loan fees earned.  The origination and purchase of loans, primarily fixed rate loans, was $1.27 billion, $1.99 billion and $2.00 billion during fiscal 2018, 2017 and 2016, respectively, including $85.1 million, $76.5 million and $36.6 million, respectively, of loans originated and purchased for investment.  The total loan origination volume in fiscal 2018 was 36% lower than fiscal 2017, primarily due to higher mortgage interest rates which resulted in decreased in refinance activity and loans originated for home purchases.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 562 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Accepted loans are funded and sold by the Bank.  Wholesale loans originated and purchased for sale in fiscal 2018, 2017 and 2016 were $506.5 million, $915.9 million and

$940.6 million, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale originators, underwriters and processors.

PBM’s retail loan production operations utilize loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2018, PBM operated nine stand-alone retail loan production offices in Atascadero, Brea, Escondido, Glendora, Rancho Cucamonga, Riverside (3) and Roseville, California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank instead of the wholesale loan broker.  Retail loans originated and purchased for sale in fiscal 2018, 2017 and 2016 were $679.5 million, $997.1 million and $1.02 billion, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing in new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale at June 30, 2018 and 2017 were $56.9 million and $92.7 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments. For additional information, see “Derivative Activities” below.

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination costs and fees for loans held for sale and loans held for investment recorded at fair value are recognized in non-interest income under gain (loss) on sale of loans, net, as incurred and not deferred. At June 30, 2018 and 2017, the Bank had $5.6 million and $5.5 million of unamortized deferred loan origination costs (net) in loans held for investment, respectively.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include loans insured by the FHA and VA as well as conventional loans.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by secondary market investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to investors.  The Bank also sells conforming whole loans to Fannie Mae and Freddie Mac. For additional information, see “Derivative Activities” on the following pages.

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2018	2017	2016

Loans originated and purchased for sale:
Retail originations	$679,504	$997,142	$1,022,296
Wholesale originations	506,492	915,896	940,573
Total loans originated and purchased for sale(1)	1,185,996	1,913,038	1,962,869

Loans sold:
Servicing released	(1,174,618)	(1,935,349)	(1,948,423)
Servicing retained	(27,566)	(38,250)	(45,798)
Total loans sold(2)	(1,202,184)	(1,973,599)	(1,994,221)

Loans originated for investment:
Mortgage loans:
Single-family	90,434	80,280	39,177
Multi-family	66,355	87,511	91,988
Commercial real estate	24,749	11,989	24,061
Construction	4,667	12,123	14,654
Other	167	—	332
Commercial business loans	—	45	—
Consumer loans	4	1	1
Total loans originated for investment(3)	186,376	191,949	170,213

Loans purchased for investment:
Mortgage loans:
Single-family	—	19,516	2,233
Multi-family	12,654	42,188	41,741
Commercial real estate	868	—	1,950
Total loans purchased for investment(3)	13,522	61,704	45,924

Loan principal repayments	(208,503)	(196,993)	(187,017)
Real estate acquired in the settlement of loans	(2,171)	(1,845)	(6,347)
Increase (decrease) in other items, net(4)	4,480	(2,267)	(890)
Net decrease in loans held for investment and loans held for sale at fair value	$(22,484)	$(8,013)	$(9,469)

(1)	Includes PBM loans originated and purchased for sale during fiscal 2018, 2017 and 2016 totaling $1.19 billion, $1.91 billion and $1.96 billion, respectively.

(2)	Includes PBM loans sold during fiscal 2018, 2017 and 2016 totaling $1.20 billion, $1.97 billion and $1.99 billion, respectively.

(3)	Includes PBM loans originated and purchased for investment during fiscal 2018, 2017 and 2016 totaling $85.1 million, $76.5 million, and $36.6 million, respectively.

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

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the credit enhancement or recourse amount to the Bank once the first four basis points is exhausted.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2018 and 2017, the Bank serviced $11.8 million and $15.1 million, respectively, of loans under this program and has established a recourse liability of $83,000 and $105,000, respectively.  In fiscal 2018, 2017 and 2016, a net (recovery) of $(11,000), $0 and $(15,000), respectively, was realized under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2018, 2017 and 2016, the Bank repurchased $602,000, $1.7 million and $1.7 million of single-family mortgage loans, respectively.  However, additional repurchase requests were settled for an aggregate of $0, $11,000 and $470,000 in fiscal 2018, 2017 and 2016, respectively, that did not result in the repurchase of the loan itself. In fiscal 2016, the Bank entered into a global settlement with one of the Bank’s legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor, in exchange for a one-time $400,000 payment.

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

At June 30, 2018, the Bank had no call or put option contracts outstanding. This compares to call option and put option contracts outstanding with a notional value of $2.0 million and $5.0 million, respectively at June 30, 2017. At June 30, 2018 and 2017, the Bank had outstanding mandatory loan sale commitments of $17.3 million and $21.8 million, respectively; outstanding TBA MBS trades of $100.5 million and $158.0 million, respectively; outstanding best-efforts loan sale commitments of $29.5 million and $17.2 million, respectively; and commitments to originate loans to be held for sale of $56.9 million and $92.7 million, respectively. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  Additionally, as of June 30, 2018 and 2017, the Bank’s loans held for sale at fair value were $96.3 million and $116.5 million, respectively, which were also covered by the loan sale commitments described above.  For fiscal 2018 and 2017, the Bank had a net loss of $2.1 million and a net loss of $3.4 million, respectively, attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities and the fair-value adjustment on loans held for sale.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2018, the Bank was servicing $128.4 million of loans for others, an increase from $119.3 million at June 30, 2017.  The increase was primarily attributable to loans sold with servicing retained during fiscal 2018, partly offset by loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2018 and 2017, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 13.42% and 17.02%, respectively, and a weighted-average discount rate of 9.11% and 9.11%, respectively.  The required impairment reserve against servicing assets at June 30, 2018 and 2017 was $82,000 and $158,000, respectively.  In aggregate, servicing assets had a carrying value of $916,000 and a fair value of $1.0 million at June 30, 2018, compared to a carrying value of $739,000 and a fair value of $811,000 at June 30, 2017.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $23,000, gross unrealized gains of $23,000 and no amortized cost at June 30, 2018, compared to a fair value of $31,000, gross unrealized gains of $31,000 and no amortized cost at June 30, 2017.

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

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraised value less the costs to sell to establish realizable value. This evaluation may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

	At or For the Year Ended June 30, 2018
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$1,333	$—	$1,333	$(185)	$1,148	$871	$51
Without a related allowance(2)	5,569	(724)	4,845	—	4,845	6,767	203
Total single-family	6,902	(724)	6,178	(185)	5,993	7,638	254

Commercial real estate:
Without a related allowance(2)	—	—	—	—	—	17	13
Total commercial real estate	—	—	—	—	—	17	13

Commercial business loans:
With a related allowance	70	—	70	(6)	64	75	5
Total commercial business loans	70	—	70	(6)	64	75	5

Total non-performing loans	$6,972	$(724)	$6,248	$(191)	$6,057	$7,730	$272

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any:

	At June 30,
	2018				2017				2016
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
(Dollars In Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Mortgage loans:
Single-family	1	$804	21	$6,141	3	$1,035	27	$8,016	4	$1,644	35	$10,258
Multi-family	—	—	—	—	—	—	—	—	—	—	2	850
Commercial real estate	—	—	—	—	—	—	1	201	—	—	—	—
Commercial business loans	—	—	1	70	—	—	1	80	—	—	1	96
Consumer loans	2	1	—	—	—	—	—	—	1	—	1	—
Total	3	$805	22	$6,211	3	$1,035	29	$8,297	5	$1,644	39	$11,204

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of allowance for loan losses and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2018	2017	2016	2015	2014

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$2,665	$4,668	$6,292	$7,010	$7,442
Multi-family	—	—	709	653	1,333
Commercial real estate	—	201	—	680	1,552
Total	2,665	4,869	7,001	8,343	10,327

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	3,328	3,061	3,232	2,902	2,957
Multi-family	—	—	—	1,593	1,760
Commercial real estate	—	—	—	1,019	800
Commercial business loans	64	65	76	89	92
Total	3,392	3,126	3,308	5,603	5,609

Total non-performing loans	6,057	7,995	10,309	13,946	15,936

Real estate owned, net	906	1,615	2,706	2,398	2,467
Total non-performing assets	$6,963	$9,610	$13,015	$16,344	$18,403

Non-performing loans as a percentage of loans held for investment, net	0.67%	0.88%	1.23%	1.71%	2.06%

Non-performing loans as a percentage of total assets	0.52%	0.67%	0.88%	1.19%	1.44%

Non-performing assets as a percentage of total assets	0.59%	0.80%	1.11%	1.39%	1.66%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of June 30, 2018:

	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	YTD June 30, 2018	Total
Mortgage loans:
Single-family	$5,906	$—	$87	$—	$—	$—	$—	$—	$—	$5,993
Commercial business loans	64	—	—	—	—	—	—	—	—	64
Total	$5,970	$—	$87	$—	$—	$—	$—	$—	$—	$6,057

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of June 30, 2018:

(Dollars In Thousands)	Inland Empire	Southern California(1)	Other California(2)	Other States	Total
Mortgage loans:
Single-family	$1,824	$3,038	$1,131	$—	$5,993
Commercial business loans	64	—	—	—	64
Total	$1,888	$3,038	$1,131	$—	$6,057

(1)	Other than the Inland Empire.

(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses, and REO at the dates indicated:

	At June 30, 2018		At June 30, 2017
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$2,584	8	$3,443	9
Multi-family	3,947	3	272	1
Commercial real estate	940	1	—	—
Total special mention loans	7,471	12	3,715	10

Substandard loans:
Mortgage loans:
Single-family	7,391	24	7,729	29
Commercial real estate	—	—	201	1
Commercial business loans	64	1	65	1
Total substandard loans	7,455	25	7,995	31

Total classified loans	14,926	37	11,710	41

Real estate owned:
Single-family	906	2	1,615	2
Total real estate owned	906	2	1,615	2

Total classified assets	$15,832	39	$13,325	43

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

For the fiscal year ended June 30, 2018, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan, two loans (previously modified) were downgraded, while two loans were upgraded to the pass category and one loan was converted to REO.  For the fiscal year ended 2017, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan, while three loans were converted to REO.  Additionally, during the fiscal year ended June 30, 2018, there was no restructured loan whose modification was extended beyond the initial maturity of the modification; while during the fiscal year ended June 30, 2017, one restructured loan with a total balance of $85,000 had its modification extended beyond the initial maturity of the modification. As of June 30, 2018, the outstanding balance of restructured loans was $5.2 million, comprised of 11 loans.  These restructured loans were classified as follows: one loan was classified as special mention and remains on accrual status ($389,000); one loan was classified as substandard and remains on accrual status ($1.4 million); and nine loans were classified as substandard on non-accrual status ($3.4 million).  As of June 30, 2018, 56%, or $2.9 million of the restructured loans have a current payment status, consistent with their modified terms.  The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.

The following table shows the restructured loans by type, net of allowance for loan losses, at June 30, 2018 and 2017 :

	At June 30, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,228	$—	$2,228	$(151)	$2,077
Without a related allowance(2)	3,450	(411)	3,039	—	3,039
Total single-family	5,678	(411)	5,267	(151)	5,116

Commercial business loans:
With a related allowance	70	—	70	(6)	64
Total commercial business loans	70	—	70	(6)	64

Total restructured loans	$5,748	$(411)	$5,337	$(157)	$5,180

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

As of June 30, 2018, total non-performing assets, net of allowance for loan losses and fair value adjustments, were $7.0 million, or 0.59% of total assets, which was primarily comprised of: 21 single-family loans ($6.0 million); one commercial business loan ($64,000); and REO was comprised of two single-family properties ($906,000).  As of June 30, 2018, 48%, or $2.9 million of non-performing loans had a current payment status. This compares to total non-performing assets, net of allowance for loan losses and fair value adjustments, of $9.6 million, or 0.80% of total assets, with $3.7 million, or 47%, of non-performing loans with a current payment status at June 30, 2017.

Foregone interest income, which would have been recorded for the fiscal years ended June 30, 2018 and 2017 had the non-performing loans been current in accordance with their original terms, amounted to $88,000 and $68,000, respectively, and was not included in the results of operations for the fiscal years ended June 30, 2018 and 2017 .

Other Loans of Concern. As of June 30, 2018, $7.5 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms. Of these loans, $2.6 million were single-family mortgage loans, $3.9 million were multi-family mortgage loans and $940,000 was a commercial real estate loan.  As of June 30, 2017, $3.7 million of loans which were not disclosed as non-performing loans were classified by the Bank as special mention for the same reasons. In addition, as of June 30, 2018, total substandard loans were $7.4 million of which $6.1 million were classified as non-performing loans; while as of June 30, 2017, total substandard loans were $8.0 million and all of which were classified as non-performing loans.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold.  When a property is acquired, it is recorded at its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2018, the REO balance was $906,000 (two single-family properties), all located in California, compared to $1.6 million (two single-family properties) at June 30, 2017, located in California and Arizona.  In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

The aggregate amounts of the Bank’s classified assets, including loans classified by the Bank as special mention, were as follows at the dates indicated:

	At June 30,
(Dollars In Thousands)	2018	2017

Special mention loans	$7,471	$3,715
Substandard loans	7,455	7,995
Total classified loans	14,926	11,710

Real estate owned, net	906	1,615
Total classified assets	$15,832	$13,325

Total classified assets as a percentage of total assets	1.35%	1.11%

Classified assets increased at June 30, 2018 from the June 30, 2017 level primarily due to the addition of three multi-family loans totaling $3.9 million classified under the special mention category, all to the same borrower.  The classified assets are primarily located in Southern California.

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

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses inherent in the loans held for investment.  In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank’s assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee (“IAR Committee”).  The Bank adjusts its allowance for loan losses by charging (crediting) its provision (recovery) for loan losses against the Bank’s operations.

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

At June 30, 2018, the Bank had an allowance for loan losses of $7.4 million, or 0.81% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2017 of $8.0 million, or 0.88% of gross loans held for investment.  A $536,000 recovery from the allowance for loan losses was recorded in fiscal 2018, compared to a $1.0 million recovery from the allowance for loan losses in fiscal 2017.  Although management believes the best information available is used to make such (recovery) provision, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

A portion of the Bank’s portfolio of first trust deed, single-family mortgage loans held for investment contain certain non-traditional underwriting characteristics (e.g. interest only, stated income, negative amortization, FICO less than or equal to 660, and/or over 30-year amortization schedule) as described in the section above entitled "Single-Family Mortgage Loans" in this Form 10-K.  These loans may have a greater risk of default in comparison to single-family mortgage loans that have been underwritten with more stringent requirements.  As a result, the Bank may experience higher future levels of non-performing single-family loans that may require additional allowances for loan losses and may adversely affect the Bank’s financial condition and results of operations.

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

	Year Ended June 30,
(Dollars In Thousands)	2018	2017	2016	2015	2014

Allowance at beginning of period	$8,039	$8,670	$8,724	$9,744	$14,935
Recovery from the allowance for loan losses	(536)	(1,042)	(1,715)	(1,387)	(3,380)
Recoveries:
Mortgage Loans:
Single-family	278	507	539	635	562
Multi-family	—	18	1,228	360	345
Commercial real estate	—	—	216	—	—
Construction	—	—	—	—	20
Commercial business loans	—	75	85	—	—
Consumer loans	—	13	1	1	2
Total recoveries	278	613	2,069	996	929

Charge-offs:
Mortgage loans:
Single-family	(392)	(199)	(406)	(552)	(965)
Multi-family	—	—	—	(4)	(1,762)
Commercial real estate	—	—	—	(73)	—
Commercial business loans	—	—	—	—	(9)
Consumer loans	(4)	(3)	(2)	—	(4)
Total charge-offs	(396)	(202)	(408)	(629)	(2,740)

Net (charge-offs) recoveries	(118)	411	1,661	367	(1,811)
Allowance at end of period	$7,385	$8,039	$8,670	$8,724	$9,744

Allowance for loan losses as a percentage of gross loans held for investment	0.81%	0.88%	1.02%	1.06%	1.25%

Net charge-offs (recoveries) as a percentage of average loans receivable, net, during the period	0.01%	(0.04)%	(0.17)%	(0.04)%	0.21%

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

	At June 30,
	2018		2017		2016		2015		2014
(Dollars In Thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Mortgage loans:
Single-family	$2,783	34.64%	$3,601	35.16%	$4,933	37.93%	$5,280	44.47%	$5,476	48.43%
Multi-family	3,492	52.38	3,420	52.37	2,800	48.59	2,616	42.17	3,142	38.60
Commercial real estate	1,030	12.07	879	10.65	848	11.63	734	12.26	989	12.40
Construction	47	0.82	96	1.75	31	1.71	42	0.99	35	0.37
Other	3	0.02	—	—	7	0.04	—	—	—	—
Commercial business loans	24	0.06	36	0.06	43	0.08	43	0.08	92	0.16
Consumer loans	6	0.01	7	0.01	8	0.02	9	0.03	10	0.04
Total allowance for loan losses	$7,385	100.00%	$8,039	100.00%	$8,670	100.00%	$8,724	100.00%	$9,744	100.00%

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

At June 30, 2018 and 2017, the Bank’s investment securities portfolio was $95.3 million and $69.8 million, respectively, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as held to maturity and available for sale. The Corporation purchased held to maturity mortgage-backed securities totaling $53.9 million and $34.5 million during fiscal 2018 and 2017, respectively.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2018			2017			2016
(Dollars In Thousands)	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS (1)	$84,227	$83,668	88.32%	$59,841	$60,029	85.82%	$39,179	$39,638	76.25%
U.S. SBA securities(2)	2,986	2,971	3.14	—	—	—	—	—	—
Certificates of deposits	600	600	0.63	600	600	0.86	800	800	1.54
Total investment securities - held to maturity	$87,813	$87,239	92.09%	$60,441	$60,629	86.68%	$39,979	$40,438	77.79%

Available for sale securities:
U.S. government agency MBS(1)	$4,234	$4,384	4.63%	$5,197	$5,383	7.69%	$6,308	$6,572	12.64%
U.S. government sponsored enterprise MBS(1)	2,640	2,762	2.91	3,301	3,474	4.97	3,998	4,223	8.13
Private issue CMO(3)	346	350	0.37	456	461	0.66	598	601	1.16
Common stock(4)	—	—	—	—	—	—	147	147	0.28
Total investment securities - available for sale	$7,220	$7,496	7.91%	$8,954	$9,318	13.32%	$11,051	$11,543	22.21%
Total investment securities	$95,033	$94,735	100.00%	$69,395	$69,947	100.00%	$51,030	$51,981	100.00%

(1)	Mortgage-backed securities (“MBS”)

(2)	Small Business Administration ("SBA")

(3)	Collateralized mortgage obligations (“CMO”)

(4)	Common stock of a community development financial institution

As of June 30, 2018, the Bank held investments with an unrealized loss position of $777,000 for less than a 12-month period. There were no other than temporary impairments at June 30, 2018.

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

U.S. government sponsored enterprise MBS	$47,045	$762	$—	$—	$47,045	$762
U.S. SBA securities	2,964	15	—	—	2,964	15
Total	$50,009	$777	$—	$—	$50,009	$777

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2018:

	Due in One Year or Less		Due After One to Five Years		Due After Five to Ten Years		Due After Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$—	—%	$24,961	1.98%	$22,847	2.04%	$36,419	2.38%	$84,227	2.17%
U.S. SBA securities	—	—	—	—	—	—	2,986	2.11	2,986	2.11
Certificates of deposits	600	1.91	—	—	—	—	—	—	600	1.91
Total investment securities held to maturity	$600	1.91%	$24,961	1.98%	$22,847	2.04%	$39,405	2.36%	$87,813	2.17%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$4,384	2.95%	$4,384	2.95%
U.S. government sponsored enterprise MBS	—	—	—	—	—	—	2,762	3.78	2,762	3.78
Private issue CMO	—	—	—	—	—	—	350	3.97	350	3.97
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$7,496	3.30%	$7,496	3.30%
Total investment securities	$600	1.91%	$24,961	1.98%	$22,847	2.04%	$46,901	2.51%	$95,309	2.26%

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

The Bank generally offers time deposits for terms not exceeding seven years.  As illustrated in the following table, time deposits represented 26% of the Bank’s deposit portfolio at June 30, 2018, compared to 29% at June 30, 2017. As of June 30, 2018, total brokered deposits were $1.6 million with a weighted average interest rate of 3.88% and remaining maturities within one year.  At June 30, 2017, total brokered deposits were $1.6 million with a weighted average interest rate of 3.88% and remaining maturities within two years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2018:

Weighted Average Interest Rate	Original Term	Deposit Account Type	Minimum Amount	Balance (In Thousands)	Percentage of Total Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$86,174	9.49%
0.11%	N/A	Checking accounts – interest-bearing	$—	259,372	28.58
0.21%	N/A	Savings accounts	$10	289,791	31.93
0.29%	N/A	Money market accounts	$—	34,633	3.82

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	20	—
0.13%	31 to 90 days	Fixed-term, fixed rate	$1,000	5,161	0.57
0.85%	91 to 180 days	Fixed-term, fixed rate	$1,000	11,272	1.24
0.23%	181 to 365 days	Fixed-term, fixed rate	$1,000	36,861	4.06
0.56%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	44,434	4.90
0.83%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	24,628	2.71
1.54%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	100,703	11.10
2.07%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	14,549	1.60
0.39%				$907,598	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2018:

Maturity Period	Amount
(In Thousands)
Three months or less	$19,274
Over three to six months	13,671
Over six to twelve months	25,674
Over twelve months	62,555
Total	$121,174

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2018			2017
(Dollars In Thousands)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

Checking accounts – non interest-bearing	$86,174	9.49%	$8,257	$77,917	8.41%	$6,759
Checking accounts – interest-bearing	259,372	28.58	(65)	259,437	28.00	21,458
Savings accounts	289,791	31.93	3,824	285,967	30.86	10,657
Money market accounts	34,633	3.82	(690)	35,323	3.81	2,241
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	116,333	12.82	2,387	113,946	12.30	(34,921)
Over one to two years	65,200	7.18	451	64,749	6.99	7,989
Over two to five years	54,280	5.98	(24,535)	78,815	8.51	(13,533)
Over five years	1,815	0.20	(8,552)	10,367	1.12	(513)
Total	$907,598	100.00%	$(18,923)	$926,521	100.00%	$137

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2018	2017	2016

Below 1.00%	$114,975	$143,133	$146,226
1.00 to 1.99%	113,211	115,555	151,240
2.00 to 2.99%	7,875	7,622	9,822
3.00 to 3.99%	1,567	1,567	1,567
Total	$237,628	$267,877	$308,855

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2018 differentiated by interest rates and maturity:

(Dollars In Thousands)	One Year or Less	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Four Years	Total

Below 1.00%	$79,063	$29,847	$5,898	$84	$83	$114,975
1.00 to 1.99%	34,672	34,086	20,265	13,806	10,382	113,211
2.00 to 2.99%	1,031	1,267	—	—	5,577	7,875
3.00 to 3.99%	1,567	—	—	—	—	1,567
Total	$116,333	$65,200	$26,163	$13,890	$16,042	$237,628

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2018	2017	2016

Beginning balance	$926,521	$926,384	$924,086

Net withdrawals before interest credited	(22,418)	(3,671)	(2,099)
Interest credited	3,495	3,808	4,397
Net (decrease) increase in deposits	(18,923)	137	2,298

Ending balance	$907,598	$926,521	$926,384

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2018 and 2017, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $746.7 million at June 30, 2018 as compared to $733.4 million at June 30, 2017.  In addition, the Bank pledged investment securities totaling $3.3 million at June 30, 2018 as compared to $451,000 at June 30, 2017 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At both June 30, 2018 and 2017, the Bank had $126.2 million of borrowings from the FHLB – San Francisco with a weighted-average interest rate of 2.47% and 2.39%, respectively.  At June 30, 2018, the outstanding borrowings mature between 2018 and 2025 with a weighted average maturity of 46 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2018 and 2017 was $8.0 million and $7.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both dates. For additional information, see Note 8 to the Corporation's audited financial statements included in Item 8 of this Form 10-K. As of June 30, 2018 and 2017, the remaining financing availability was $275.1 million and $284.1 million, respectively, with remaining available collateral of $497.3 million and $500.9 million, respectively. In addition, as of June 30, 2018 and 2017, the Bank had secured a discount window facility of $73.2 million and $63.5 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $77.9 million and $67.6 million, respectively.  The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2019. As of June 30, 2018, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2018	2017	2016

Balance outstanding at the end of period:
FHLB – San Francisco advances	$126,163	$126,226	$91,299

Weighted average rate at the end of period:
FHLB – San Francisco advances	2.47%	2.39%	2.78%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$126,163	$181,287	$91,362

Average short-term borrowings during the period with respect to:(1)
FHLB – San Francisco advances	$8,687	$14,022	$—

Weighted average short-term borrowing rate during the period with respect to:(1)
FHLB – San Francisco advances	2.53%	0.45%	—%

(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment at June 30, 2018 and 2017 of $8.2 million and $8.1 million, respectively, with no excess investment at either date. In fiscal 2018 and 2017, the Bank purchased $91,000 and $14,000 of FHLB - San Francisco stock, respectively, to comply with the investment requirements but the Bank was not required to purchase any additional FHLB-San Francisco stock in fiscal 2016.  The Bank received cash dividends on the FHLB – San Francisco stock in fiscal 2018, 2017 and 2016 of $568,000, $967,000 and $721,000, respectively. The cash dividends received on the FHLB - San Francisco stock in fiscal 2017 included a special cash dividend.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2018 and 2017 .

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2018 and 2017, the Bank’s investment in its subsidiaries was $28,000 and $44,000, respectively.

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

2018 Regulatory Reform

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

All savings institutions must pay assessments to the OCC, to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC annual assessments for the fiscal years ended June 30, 2018, 2017 and 2016 were $281,000, $279,000 and $275,000, respectively.

Federal law provides that federally chartered savings institutions are subject to the national bank limit on loans to one borrower.  A federally chartered savings institution generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  The Bank’s limits on loans to one borrower or group of related borrowers at June 30, 2018 and 2017 were $18.6 million and $18.9 million, respectively.  At June 30, 2018, the Bank’s largest lending relationship to a single borrower or group of borrowers was comprised of three multi-family loans totaling $7.9 million, which were performing according to their original payment terms.

The OCC and the other federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members within its assigned region.  The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2018 and 2017, the Bank had $126.2 million and $126.2 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $275.1 million and $284.1 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2018 and 2017, the Bank held $8.2 million and $8.1 million of FHLB-San Francisco stock, respectively, which was in compliance with this membership requirement.  During fiscal 2018 and 2017, there was no excess capital redemption.  In fiscal 2018, 2017 and 2016, the FHLB – San Francisco distributed $568,000, $967,000 and $721,000 of cash dividends, respectively, to the Bank.  There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess capital stock held by its members.

Under federal law, the FHLB - San Francisco is required to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.  These contributions have in the past adversely affected the level of dividends paid by the FHLB - San Francisco and could continue to do so in the future.  These contributions also could have an adverse effect on the value of FHLB - San Francisco stock in the future.  A reduction in value of the Bank's FHLB - San Francisco stock may result in a corresponding reduction in the Bank’s capital.

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

The Dodd-Frank Act increased the minimum reserve ratio (the ratio of the DIF to estimated insured deposits) from 1.15% to 1.35%. The FDIC must achieve the 1.35% reserve ratio by September 30, 2020 with insured institutions with assets of $10 billion or more funding the increase. The Dodd-Frank Act gave the FDIC the authority to set a designated reserve ratio annually, which the FDIC currently has set at 2%, to be reached over time.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. No predictions can be made as to what assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to pay assessments relating to bonds issued in the late 1980s to recapitalize a predecessor deposit insurance fund.  These assessments will continue until the bonds mature in the years 2017 through 2019. During the four quarters ended June 30, 2018, the average annualized rate for these assessments was 44 basis points.

Qualified Thrift Lender Test.  All savings institutions, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, a savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the test is a violation of law that could result in an enforcement action and dividend limitations. As of June 30, 2018, the Bank maintained 92.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.  During fiscal 2018 and 2017, the Bank was in compliance with the QTL test as of each month end.

Capital Requirements. Regulatory capital requirements apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

The Bank is subject to the capital requirements adopted by the OCC, and the Corporation is subject to the same capital requirements adopted by the Federal Reserve Board. These requirements include minimum risk-based ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, and total capital ratio based on risk-weightings of assets; a Tier 1 leverage capital ratio; and an additional capital conservation buffer over the required risk-based capital ratios. Under the capital regulations, to meet the minimum capital ratios plus the capital conservation buffer applicable to the Bank for calendar 2018, the Bank must have a Tier 1 leverage ratio of 4% and exceed the following ratios: (i) a CETI capital ratio of 6.375%; (ii) a Tier 1 capital ratio of 7.875%; and (iii) a total capital ratio of 9.875%.

Certain changes in what constitutes regulatory capital are subject to transition periods. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are also deducted from capital subject to a transition period ending December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt, equity securities and interest-only strips, subject to a transition period ending December 31, 2017. Because of our asset size, we were given a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt, equity securities and interest-only strips in our capital calculations. We elected to exercise this option to opt-out in order to reduce the impact of market volatility on our regulatory capital levels.

As noted above, in addition to the minimum risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and the requirement increases each year until it is fully implemented in January 2019. Failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders.

Under the current standards, in order to be considered well-capitalized, the Bank must have a CET1 capital ratio of 6.5%, a Tier 1 capital ratio of 8%, a total capital ratio of 10% and a Tier 1 leverage ratio of 5% and must not be subject to an order from the OCC mandating a specific capital ratio for the Bank. As of June 30, 2018, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and the rates it can pay on deposits.

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

Activities of Savings Associations and Their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must seek approval or notify the FDIC and the OCC 30 days in advance and provide the required information. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

Transactions with Affiliates and Insiders. The Bank’s authority to engage in transactions with “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital.  Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. Savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Federally insured depository institutions are subject to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

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

Regulatory and Criminal Enforcement Provisions.  The OCC has primary enforcement responsibility over federally chartered savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease-and-desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can be nearly $2.0 million per day per violation in especially egregious cases.  The FDIC has the authority to recommend to the OCC that an enforcement action be taken with respect to a particular savings institution.  If the OCC does not take action, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

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

Other Consumer Protection Laws and Regulations.  The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the GLBA, USA Patriot Act, the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Savings and Loan Holding Company Regulation

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

Dividends and Stock Repurchases.  Savings and loan holding companies are subject to Federal Reserve policies which call for companies to operate with capital levels well above minimum rations and notifying the Federal Reserve in advance for consultation with respect to a dividend that exceeds earnings for the relevant period, a material increase in stock dividends, and dividends or repurchases in circumstances that could raise supervisory concerns. Examples of such circumstances include without limitation a dividend that could adversely change the company’s capital structure; a dividend when the company does not meet or is at risk of not meeting its capital requirements; a repurchase of stock that would reduce the amount of stock outstanding at the end of a quarter as compared to the beginning of the quarter and other repurchases that could materially affect the level or composition of the company’s capital base.

As discussed above, the capital conservation buffer requirements can limit the ability of a savings and loan holding company to pay dividends.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements capital regulations discussed above under “2018 Regulatory Reform" and "Federal Regulation of Savings Institutions - Capital Requirements." For certain of provisions of the Dodd-Frank Act, the implementing regulations have not been promulgated, or amendments to current regulations are required under the Act or have otherwise been proposed, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

TAXATION

Federal Taxation

General.  The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21%. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 28.06%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then will be a flat 21% corporate income tax rate for fiscal 2019 and thereafter.

Other major changes include expensing of equipment investment; elimination of personal and dependent exemptions, the tax on people who do not obtain adequate health insurance coverage, and the corporate alternative minimum tax; and increases in the standard deduction, the estate tax exemption, and the individual alternative minimum tax exemption.

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2018, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes.  For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2018, the Bank declared and paid $5.0 million of cash dividends to the Corporation while the Corporation declared and paid $4.2 million of cash dividends to shareholders.

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

Tax Effect from Stock-Based Compensation.  During fiscal 2018, there were 3,000 shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors and 7,500 shares of restricted common stock distributed to employees, while 2,000 shares of restricted common stock were forfeited. Also, there were 54,000 shares of non-qualified stock options exercised and 29,750 shares of incentive stock options exercised as disqualifying dispositions, while 24,900 shares of non-qualified stock options expired during fiscal 2018.  As a result, there was a $144,000 federal tax benefit effect from stock-based compensation in fiscal 2018.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010.  Fiscal years 2015 and forward remain subject to federal examination, while the California state tax returns for fiscal years 2014 and forward are subject to examination by state taxing authorities.

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation).  At June 30, 2018 and 2017, the Corporation’s net state tax rate was 7.8% and 7.1%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There was a $62,000 state tax benefit effect from stock-based compensation in fiscal 2018, as described above in the section entitled "Federal Taxation."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The Corporation paid annual franchise taxes of $208,000 in fiscal 2018; while in fiscal 2017 and 2016, the Corporation paid annual franchise taxes of $180,000 for each year.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	70	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Robert "Scott" Ritter	49	—	Senior Vice President
			Provident Bank Mortgage

Donavon P. Ternes	58	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	59	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	52	—	Senior Vice President
			Retail Banking

(1)	As of June 30, 2018.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank.  There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with Provident Savings Bank since 1974, currently serving as Chairman and Chief Executive Officer of the Bank and Provident, positions he has held since 1991 and 1996, respectively. He served as President of the Bank from 1991 until June 2011 and as President of Provident from its formation in 1996 until June 2011. Mr. Blunden also serves on the Board of Directors of the Western Bankers Association and the Federal Home Loan Bank of San Francisco.

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

As of June 30, 2018, approximately 78% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California. Adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability adversely. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

While real estate values and unemployment rates have recently improved, deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

▪	an increase in loan delinquencies, problem assets and foreclosures;

▪	we may increase our allowance for loan losses

▪	the slowing of sales of foreclosed assets;

▪	a decline in demand for our products and services;

▪	a decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans;

▪	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

▪	a decrease in the amount of our low cost or non interest-bearing deposits.

A decline in Southern California economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as fires and earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2018, $314.8 million, or 34.6% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, the Tax Act enacted in the fourth quarter of 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth.

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

During the fiscal years ended June 30, 2018 and 2017, we originated $1.28 billion and $1.99 billion, respectively, in single-family residential loans. We historically sell the vast majority of the single-family residential loans we originate and purchase and retain the remaining single-family residential loans as held for investment. As a result of our focus on managing our asset quality, single-family loans originated and purchased for investment were $90.4 million and $99.8 million during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines. In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan. Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC). Including these low FICO score loans, as of June 30, 2018, our single-family residential borrowers had a weighted average FICO score of 735 at the time of loan origination.

As of June 30, 2018, these non-traditional loans totaled $79.0 million, comprising 25.0% of total single-family residential loans held for investment and 8.7% of total loans held for investment. At that date, interest-only loans totaled $1.5 million, stated income loans totaled $72.0 million, negative amortization loans totaled $2.3 million, more than 30-year amortization loans totaled $8.9 million, and low FICO score loans totaled $7.6 million (the outstanding balances described may overlap more than one category). In the case of interest-only loans, a borrower's monthly payment is subject to change when the loan converts to fully-amortizing status. At June 30, 2018, all of our interest-only loans begin to fully amortize after one to five years. Since the borrower's monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion. Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-amortizing status. At June 30, 2018, none of the interest-only single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan. The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment. At June 30, 2018, $3.7 million of our stated income single-family residential loans were non-performing and none were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations. At June 30, 2018, $630,000 of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments from the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation. As of June 30, 2018, the Bank had $2.3 million of single-family loans which permitted negative amortization as compared to $2.7 million of single-family loans at June 30, 2017.

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2018, we had $585.7 million or 64.4% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment. In addition, as of June 30, 2018, the Bank had $5.5 million in negative amortization multi-family and commercial real estate mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $6.3 million at June 30, 2017. Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.

A secondary market for most types of multi-family loans and commercial real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for a single-family residential mortgage loan because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred with our single-family residential or consumer loan portfolios.

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. The Corporation purchased $13.5 million of loans to be held for investment (primarily multi-family loans) in fiscal 2018, compared to $61.7 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2017. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

We may experience continuing variation in our operating results.

We reported net income of $2.1 million, $5.2 million and $7.5 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Several factors affecting our business can cause significant variations in our quarterly and annual results of operations. In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans. If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period could decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses, which is charged against income. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses. Further, included in our single-family residential loan portfolio, which comprised 34.6% of our total loan portfolio at June 30, 2018, were $79.0 million or 8.7% of total loans held for investment that were non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. For additional information, see “Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Furthermore, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses at inception of the loan. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2018, 2017 and 2016, our non-performing assets (which consist of non-accrual loans and REO were $7.0 million, $9.6 million and $13.0 million, respectively, or 0.6%, 0.8% and 1.1% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, significant impairment of our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or other administrative costs which may materially adversely affect our results of operations.

We have experienced historically low interest rates in recent years but interest rates have been increasing. Mortgage production, especially refinancing, generally declines in rising interest rate environments resulting in fewer loans that are available to be sold to investors. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. The loans in our held for sale portfolio are carried at fair market value with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.

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

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2018, 2017 and 2016, the Bank repurchased $602,000, $1.7 million and $1.7 million of single-family loans, respectively. However, many additional repurchase requests were settled during the periods that did not result in the repurchase of the loan itself. Aggregate payments of $0, $11,000 and $470,000 were made for loan repurchase settlements in fiscal 2018, 2017 and 2016, respectively. The loan repurchase settlement in fiscal 2016 was due primarily to a global settlement with one of the Bank’s legacy loan investors, which eliminated all past, current and future repurchase claims from this particular investor, in exchange for a one-time $400,000 payment.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. The Federal Reserve Board has steadily increased the federal funds rate over the last three fiscal years to a range of 1.75% to 2.00% in June 2018 and indicated further increases in the federal funds rate in the future subject to economic conditions. As the Federal Reserve increases the targeted Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our investment securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

As a result of the relatively low interest rate environment, an significant percentage of our deposits are comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At June 30, 2018, we had $116.3 million in time deposits that mature within one year and $583.8 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial majority of our single family residential mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our consolidated balance sheet or projected operating results.

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

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB-San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Currently, we believe our capital resources satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support our growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

Our litigation related costs might continue to increase.

The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank's business. The Bank's involvement in litigation has recently increased significantly, primarily as a result of employment matters. The expenses of pending legal proceedings will adversely affect the Bank's results of operations until they are resolved. Further, there can be no assurance that the Bank's loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims. For a discussion of our pending litigation, see Item 3. “Legal Proceedings” of this Form 10-K.

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

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our clients for such fraudulent transactions on clients’ card accounts, as well as costs incurred by payment card issuing banks and other third parties or may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. The Corporation is continuously working to install new and upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to further protect the Corporation against cyber risks and security breaches.

There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, debit card fraud and other fraudulent activity that could involve their accounts with us.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Corporation selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Earthquakes, fires, mudslides and other natural disasters in our primary market area may result in material losses because of damage to collateral properties and borrowers' inability to repay loans.

Since our geographic concentration is in Southern California, we are subject to earthquakes, fires, mudslides and other natural disasters. A major earthquake or other natural disaster may disrupt our business operations for an indefinite period of time and could result in material losses, although we have not experienced any losses in many years as a result of earthquake damage or other natural disaster. Although we are in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. In addition to possibly sustaining damage to our own properties, if there is a major earthquake, fire, mudslide, or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations.

Our assets as of June 30, 2018 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2018, the net deferred tax asset was approximately $4.2 million, a decrease from $4.3 million at the prior fiscal year end. The net deferred tax asset results primarily from (1) our provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes, (2) deferred compensation, (3) litigation reserves and (4) deferred loan costs.

As a result of our follow-on stock offering in December 2009, we may experience an “ownership change” as defined under Section 382 of the Code (which is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three-year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carryforwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2018 is fully realizable based on our expected future earnings; however, we will not know the impact of the ownership change until we complete our fiscal 2018 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2018, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $8.7 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 14 retail banking offices, 13 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula, La Quinta and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns six of the retail banking offices and has eight leased retail banking offices.  The leases expire from 2018 to 2026.  The Bank also leases nine stand-alone loan production offices, which are located in Atascadero, Brea, Escondido, Glendora, Pleasanton, Rancho Cucamonga (2), Riverside (2) and Roseville, California.  The leases expire from 2018 to 2020.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans, employment matters and other issues in the ordinary course of and incidental to the Corporation’s business. The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Corporation, except as set forth below. Additionally, in some actions, it is difficult to assess potential exposure because the Corporation is still in the early stages of the litigation.

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

On May 22, 2013, counsel in the McKeen-Chaplin lawsuit filed another class action called Neal vs. Provident Savings Bank, F.S.B. (the “Neal lawsuit”) in California Superior Court in Alameda County (the "State Court"). The Neal lawsuit is virtually identical to the McKeen-Chaplin lawsuit alleging that mortgage underwriters were misclassified as exempt employees.

On December 18, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs' representatives to memorialize an agreement in principle to settle the pending McKeen-Chaplin and Neal Lawsuits. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $1.8 million, which includes all settlement funds, the named plaintiff service payments, and class counsel's attorneys' fees and costs. Any additional costs and expenses related to employer-side payroll taxes will be paid by the Bank. The parties since have successfully negotiated a mutually acceptable long-form agreement which has been fully executed.

On February 21, 2018, plaintiffs filed a motion in McKeen-Chaplin asking the District Court to approve the FLSA portion of the settlement. The parties also worked together to jointly request that the Court of Appeal in Neal pass jurisdiction back to the trial court to oversee the settlement process. The Neal court granted the motion for preliminary approval on May 15, 2018. Subsequently, on July 18, 2018 the District Court approved the FLSA portion of the settlement which will allow the parties to begin the process of providing notice of the settlement to the Neal class.

The Bank's decision to settle these lawsuits was the result of the unfavorable ruling by the United States Supreme Court in the McKeen-Chaplin lawsuit and the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation if the Neal lawsuit would proceed. In addition, the Bank determined that the settlement would reduce the Bank's potential exposure to damages, penalties, fines and plaintiffs' legal fees in the event of an unfavorable outcome in the Neal lawsuit. The settlement will include the dismissal of all claims against the Bank and related parties in the McKeen-Chaplin and Neal Lawsuits without any admission of liability or wrongdoing attributed to the Bank. The settlement described in the long-form agreement remains subject to court approval and other customary conditions, including a limitation on the number of plaintiffs in each lawsuit that may opt out of the proposed settlement. If the opt out number for either lawsuit is exceeded, the Bank may at its sole and absolute discretion void the settlement within 30 days of receiving notice of the number of plaintiff’s electing to opt out of the settlement.

Based on the proposed settlement, the Corporation recorded a litigation settlement expense accrual of $650,000 in the second quarter of fiscal 2018 to fully reserve for the agreed upon settlement amount.

On August 6, 2015, a former employee, Christina Cannon, filed a lawsuit called Cannon vs. the Bank in the California Superior Court for the County of San Bernardino. Cannon seeks to represent a class of all non-exempt employees in a class action lawsuit brought under California’s Unfair Competition Law, Business & Professions Code section 17200. The underlying claims include unpaid overtime (including off-the-clock work), meal and rest period violations, minimum wage violations, and failure to reimburse business expenses. On September 8, 2017, the attorneys for the plaintiffs in the Cannon Lawsuit sent notification to the Bank and to the California Labor & Workforce Development Agency informing them of their intent to bring a claim under the Private Attorneys’ General Act of 2004 (“PAGA”) on behalf of all non-exempt employees and covering a variety of alleged wage and hour violations. On September 12, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending Cannon Lawsuit. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $2.8 million, which includes all settlement funds, the class representative enhancement award, settlement administrator’s expenses, any employer-side payroll taxes, and class counsel’s attorneys’ fees and costs. The Bank’s decision to settle this matter was the result of the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation. In addition, the Bank determined that the settlement would reduce the Bank’s potential exposure to damages, penalties, fines and plaintiffs’ legal fees in the event of an unfavorable outcome in a court trial. The settlement includes the dismissal of all claims against the Bank and related parties in the Cannon Lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Bank. The settlement described in the Memorandum of Understanding remains subject to court approval and other customary conditions. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Bank resulting in the full $2.8 million settlement expense being recognized in the first quarter of fiscal 2018.

The Corporation is not a party to any other pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations and cash flows of the Corporation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years by quarter.  As of June 30, 2018, there were approximately 311 stockholders of record.

	First (Ended September 30)	Second (Ended December 31)	Third (Ended March 31)	Fourth (Ended June 30)

2018 Quarters:
High	$20.00	$19.99	$19.23	$19.78
Low	$17.62	$18.13	$17.87	$17.86

2017 Quarters:
High	$20.00	$20.66	$20.25	$20.35
Low	$17.72	$17.68	$18.20	$18.32

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends paid for the quarters ended September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 were $0.14 per share for each quarter.  By comparison, quarterly dividends paid for the quarters ended September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 were $0.13 per share for each quarter.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file a notice and receive the non-objection of the Federal Reserve Board prior to paying any dividends or making any capital distributions to the Corporation.  In fiscal 2018 and 2017, the Bank declared and paid cash dividends of $5.0 million and $10.0 million, respectively, to the Corporation. For additional information, see Item 1, "Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” and Item 1A., “Risk Factors - The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain" in this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2018, the Corporation repurchased 383,585 shares with an average cost of $19.00 per share under the June 2017 stock repurchase plan and the authorization to repurchase the 1,615 remaining shares expired.  In addition, the Corporation purchased 3,291 shares of distributed restricted common stock in settlement of employees' withholding tax obligations. On April 26, 2018, the Corporation's Board of Directors authorized the repurchase of up to 5% of outstanding shares, or 373,000 shares. As of June 30, 2018, no shares have been repurchased under this plan.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2018 – April 30, 2018	108	$18.21	108	40,885
May 1, 2018 – May 31, 2018	30,792	$18.31	30,792	10,093
June 1, 2018 – June 30, 2018	8,478	$18.28	8,478	373,000
Total	39,378	$18.30	39,378	373,000

(1)
On June 19, 2018, the authorization to repurchase the remaining 1,615 shares under the June 2017 stock repurchase plan expired and the April 2018 stock repurchase plan authorizing the repurchase of 373,000 shares became effective.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018
PROV	$100.00	$140.93	$151.57	$170.38	$184.21	$188.17
NASDAQ Stock Index	$100.00	$125.15	$134.07	$137.20	$162.73	$186.88
NASDAQ Bank Index	$100.00	$118.35	$133.41	$117.79	$172.66	$191.45

(1) Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2013 and that all dividends were reinvested.

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

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At June 30, 2018, the Corporation had total assets of $1.18 billion, total deposits of $907.6 million and total stockholders’ equity of $120.5 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 31, 2018, the Corporation declared a quarterly cash dividend of $0.14 per share. The Corporation’s shareholders of record at the close of business on August 21, 2018 will receive the cash dividend, which is payable on September 11, 2018.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets; by increasing single-family mortgage loans and higher yielding loans (i.e., multi-family, commercial real estate, construction and commercial business loans). In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of weaknesses in general economic conditions.

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

Contractual Obligations. The following table summarizes the Corporation’s contractual obligations at June 30, 2018 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(Dollars In Thousands)	Less than 1 year	1 year to less than 3 years	3 year to 5 years	Over 5 years	Total
Operating obligations	$3,098	$4,355	$1,986	$623	$10,062
Pension benefits	248	496	497	6,450	7,691
Time deposits	117,512	94,075	28,580	1,830	241,997
FHLB – San Francisco advances	27,793	24,921	34,175	51,309	138,198
FHLB – San Francisco letter of credit	8,000	—	—	—	8,000
FHLB – San Francisco MPF credit enhancement(1)	—	—	—	2,458	2,458
Total	$156,651	$123,847	$65,238	$62,670	$408,406

(1)
Represents the recourse provision for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance program.  As of June 30, 2018, the Bank serviced $11.8 million of loans under this program.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to investors, TBA MBS trades and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2018 and 2017, these commitments were $66.3 million and $111.8 million, respectively.

Comparison of Financial Condition at June 30, 2018 and 2017

Total assets decreased $25.1 million, or 2%, to $1.18 billion at June 30, 2018 from $1.20 billion at June 30, 2017.  The decrease was primarily attributable to decreases in loans held for sale and cash and cash equivalents, partly offset by an increase in investment securities held to maturity.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $29.5 million, or 41%, to $43.3 million at June 30, 2018 from $72.8 million at June 30, 2017.  The decrease was primarily attributable to the untilization of cash to fund the increase in investment securities held to maturity and a decrease in customer deposits, partly offset by a decrease in loans held for sale. The balance of cash and cash equivalents at June 30, 2018 was consistent to the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) increased $25.5 million, or 37%, to $95.3 million at June 30, 2018 from $69.8 million at June 30, 2017.  The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. For further analysis on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment decreased $2.2 million to $902.7 million at June 30, 2018 from $904.9 million at June 30, 2017.  In fiscal 2018, the Corporation originated $186.4 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans, compared to $191.9 million, consisting primarily of single-family and multi-family loans, for the same period last year.  In addition, the Corporation purchased $13.5 million of loans to be held for investment (primarily multi-family loans) in fiscal 2018, compared to $61.7 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2017. Total loan principal payments in fiscal 2018 were $208.5 million, a 6% increase from $197.0 million in fiscal 2017.  In addition, REO acquired in the settlement of loans in fiscal 2018 was $2.2 million, an 18% increase from $1.8 million in fiscal 2017.  The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, increased 1% to $589.4 million at June 30, 2018 from $585.1 million at June 30, 2017, and represented 65% and 64% of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $7.4 million, or 2%, to $314.8 million at June 30, 2018, from $322.2 million at June 30, 2017.

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2018 and 2017, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2018:

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$110,510	35%	$149,261	48%	$53,960	17%	$1,077	—%	$314,808	100%
Multi-family	76,473	16%	287,174	60%	109,684	23%	2,677	1%	476,008	100%
Commercial real estate	32,224	29%	47,903	44%	29,599	27%	—	—%	109,726	100%
Construction	208	3%	6,763	90%	505	7%	—	—%	7,476	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$219,415	24%	$491,101	54%	$193,915	21%	$3,754	1%	$908,185	100%

(1)	Other than the Inland Empire.

As of June 30, 2017:

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$102,686	32%	$156,045	49%	$62,249	19%	$1,217	—%	$322,197	100%
Multi-family	80,861	17%	282,871	59%	113,459	24%	2,768	—%	479,959	100%
Commercial real estate	31,497	32%	42,192	43%	23,873	25%	—	—%	97,562	100%
Construction	3,760	24%	10,614	66%	1,635	10%	—	—%	16,009	100%
Total	$218,804	24%	$491,722	54%	$201,216	22%	$3,985	—%	$915,727	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $20.2 million, or 17%, to $96.3 million at June 30, 2018 from $116.5 million at June 30, 2017.  The decrease was primarily due to a lower volume of loans originated for sale and the timing difference between loan fundings and loan sale settlements. Total loans originated and purchased for sale decreased $727.0 million, or 38%, to $1.19 billion in fiscal 2018 from $1.91 billion in fiscal 2017. The lower volume of loans originated and purchased for sale was due primarily to higher mortgage interest rates during fiscal 2018, which has reduced refinance activity and activity in the home purchase market.

Total deposits decreased $18.9 million, or 2%, to $907.6 million at June 30, 2018 from $926.5 million at June 30, 2017.  Time deposits decreased $30.3 million, or 11%, to $237.6 million at June 30, 2018 from $267.9 million at June 30, 2017; while transaction accounts increased $11.4 million, or 2%, to $670.0 million at June 30, 2018 from $658.6 million at June 30, 2017. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Borrowings, consisting of FHLB – San Francisco advances were unchanged at $126.2 million at June 30, 2018 as compared to the balance at June 30, 2017.  The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 46 months at June 30, 2018, down from 51 months at June 30, 2017.

Total stockholders’ equity decreased $7.7 million, or 6%, to $120.5 million at June 30, 2018, from $128.2 million at June 30, 2017, primarily as a result of stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid to shareholders, partly offset by net income and the amortization of stock-based compensation benefits in fiscal 2018.

Comparison of Operating Results for the Years Ended June 30, 2018 and 2017

General. The Corporation recorded net income of $2.1 million, or $0.28 per diluted share, for the fiscal year ended June 30, 2018, as compared to net income of $5.2 million, or $0.64 per diluted share, for the fiscal year ended June 30, 2017. The $3.1 million decrease in net income in fiscal 2018 was primarily attributable to a $9.9 million decrease in non-interest income, a $1.6 million increase in other non-interest expenses and a $1.8 million net tax charge resulting from the revaluation of net deferred tax assets consistent with the Tax Act, partly offset by a $6.9 million decrease in salaries and employee benefit expense. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 91% in fiscal 2018 from 88% in fiscal 2017. Return on average assets in fiscal 2018 decreased to 0.18% from 0.43% in fiscal 2017 and return on average stockholders' equity in fiscal 2018 decreased to 1.73% from 3.94% in fiscal 2017.

Net Interest Income. Net interest income increased $562,000, or 2%, to $36.3 million in fiscal 2018 from $35.7 million in fiscal 2017. This increase resulted from an increase in the net interest margin, partly offset by a decrease in the average balance of interest-earning assets. The net interest margin increased 13 basis points to 3.19% in fiscal 2018 from 3.06% in fiscal 2017, due to an 11 basis point increase in the average yield on interest-earning assets and a two basis point decrease in the average cost of interest-bearing liabilities. The average balance of interest-earning assets decreased $27.5 million, or 2%, to $1.14 billion in fiscal 2018 from $1.17 billion in fiscal 2017.

Interest Income. Total interest income increased $295,000, or 1%, to $42.7 million for fiscal 2018 from $42.4 million for fiscal 2017. The increase was primarily due to higher interest income on investment securities and interest-earning deposits partly offset by lower interest income on loans receivable and FHLB - San Francisco stock. The average yield on interest-earning assets increased 11 basis points to 3.75% in fiscal 2018 from 3.64% in fiscal 2017. The increase in the average yield on interest-earning assets was primarily the result of increases in the average yield on and in the percentage of investment securities comprising total interest-earning assets and an increase in the average yield earned on loans receivable and interest-earning deposits. The decrease in the average balance of interest-earning assets was primarily attributable to decreases in the average balance of loans receivable and interest-earning deposits, partly offset by an increase in the average balance of investment securities.

Interest income on loans receivable decreased $233,000, or 1%, to $40.0 million in fiscal 2018 from $40.2 million in fiscal 2017. This decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield. The average balance of loans receivable, including loans held for sale, decreased $39.1 million, or 4%, to $986.8 million during fiscal 2018 from $1.03 billion during fiscal 2017. The average loan yield, including loans held for sale, during fiscal 2018 increased 14 basis points to 4.06% from 3.92% in fiscal 2017. The average balance of loans held for sale decreased $71.9 million, or 45%, to $88.9 million for fiscal 2018 from $160.8 million in fiscal 2017 while the average yield on loans held for sale increased 42 basis points to 4.10% in fiscal 2018 from 3.68% in fiscal 2017. The average balance of loans held for investment increased $32.8 million, or 4%, to $897.9 million for fiscal 2018 from $865.1 million in fiscal 2017 and the average yield on loans held for investment increased eight basis points to 4.05% in fiscal 2018 from 3.97% in fiscal 2017.

Interest income from investment securities increased $769,000, or 134%, to $1.3 million in fiscal 2018 from $575,000 in fiscal 2017. This increase was primarily a result of an increase in the average balance and, to a lesser extent, an increase in the average yield. The average balance of investment securities increased $39.1 million, or 76%, to $90.7 million in fiscal 2018 from $51.6 million in fiscal 2017 as a result of new purchases of investment securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased 37 basis points to 1.48% during fiscal 2018 from 1.11% during fiscal 2017. The increase in the average yield of investment securities was primarily attributable to the purchase of new investment securities with a higher average yield than the existing portfolio and the repricing of adjustable rate mortgage-backed securities, partly offset by an accelerated amortization of purchase premiums resulting from accelerated principal payments. During fiscal 2018, the Bank purchased $53.9 million of mortgage-backed securities with an average yield of 2.04% and renewed a $200,000 certificate of deposit at another financial institution with a term more than 90 days and did not sell any investment securities.

During fiscal 2018, the Bank received $568,000 of cash dividends from its FHLB - San Francisco stock, a decrease of $399,000 or 41% from the $967,000 of cash dividends received in fiscal 2017. The decrease in cash dividends was due primarily to a special cash dividend received in the second quarter of fiscal 2017 that was not replicated in fiscal 2018, and as a result, the average yield decreased 495 basis points to 6.99% in fiscal 2018 from 11.94% in fiscal 2017.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, increased $158,000, or 25%, to $784,000 in fiscal 2018 from $626,000 in fiscal 2017, due to a higher average yield, partly offset by a lower average balance. The average yield increased 69 basis points to 1.45% in fiscal 2018 from 0.76% in fiscal 2017, resulting from recent increases in the target federal funds interest rate. The average balance of interest-earning deposits decreased $27.6 million, or 34%, to $53.4 million in fiscal 2018 from $81.0 million in fiscal 2017, due to the utilization of excess liquidity to fund an increase in investment securities and a decrease in customer deposits.

Interest Expense. Total interest expense for fiscal 2018 was $6.4 million as compared to $6.7 million for fiscal 2017, a decrease of $267,000, or 4%. This decrease was primarily attributable to a lower interest expense on deposits, particularly in time deposits. The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $20.1 million or 2% to $1.03 billion during fiscal 2018 as compared to $1.05 billion during fiscal 2017. This decrease was attributable to declines in the average balance of both time deposits and borrowings. The average cost of interest-bearing liabilities was 0.62% during fiscal 2018, down two basis points from 0.64% during fiscal 2017. The decrease in the average cost of liabilities was primarily due to a lower average cost of deposits, partly offset by a higher average cost of borrowings.

Interest expense on deposits for fiscal 2018 was $3.5 million as compared to $3.8 million for the same period of fiscal 2017, a decrease of $313,000, or 8%. The decrease in interest expense on deposits was primarily attributable to a lower average balance and, to a lesser extent, a lower average cost of deposits. The average balance of deposits decreased $16.8 million, or 2%, to $915.3 million during fiscal 2018 from $932.1 million during fiscal 2017. The average balance of time deposits decreased by $38.5 million, or 13%, to $251.6 million in fiscal 2018 from $290.1 million in fiscal 2017. The decrease in the average balance of time deposits was offset by an increase in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts increased $21.6 million, or 3%, to $663.7 million in fiscal 2018 from $642.1 million in fiscal 2017. The average balance of transaction accounts to total deposits in the fiscal 2018 was 73%, compared to 69% in fiscal 2017. The average cost of deposits decreased three basis points to 0.38% in fiscal 2018 from 0.41% during fiscal 2017. The average cost of transaction accounts in fiscal 2018 remained unchanged at 0.15% as compared to the average cost in fiscal 2017; while the average cost of time deposits in fiscal 2018 was 0.99%, up one basis point, from 0.98% in fiscal 2017.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2018 increased $46,000, or 2%, to $2.9 million as compared to fiscal 2017. The increase in interest expense on borrowings was due primarily to a higher average cost, partly offset by a lower average balance. The average cost of borrowings increased to 2.56% in fiscal 2018 from 2.45% in fiscal 2017, an increase of 11 basis points. The increase in the average cost of borrowings was primarily due to the increased utilization of short-term advances in fiscal 2018 with a higher cost as compared to fiscal 2017. The average balance of borrowings decreased $3.3 million, or 3%, to $114.0 million during fiscal 2018 from $117.3 million during fiscal 2017.

Provision (Recovery) for Loan Losses. During fiscal 2018, the Corporation recorded a recovery from the allowance for loan losses of $536,000, as compared to a $1.0 million recovery from the allowance for loan losses during fiscal 2017, a $506,000 or 49% decrease. The recovery from the allowance for loan losses in fiscal 2018 was primarily attributable to the reduction in non-performing loans and higher risk construction loans and our maintaining a relatively stable credit risk profile, as reflected in our asset quality ratios described below. The decrease in the amount of the recovery year over year was primarily due net loan charge-offs in fiscal 2018 compared to net loan recoveries in fiscal 2017. The allowance for loan losses decreased $654,000, or 8%, to $7.4 million at June 30, 2018 from $8.0 million at June 30, 2017.

Non-performing assets (net of the collectively evaluated allowances and individually evaluated allowances), with underlying collateral primarily located in Southern California, decreased $2.6 million or 27% to $7.0 million, or 0.59% of total assets, at June 30, 2018, compared to $9.6 million, or 0.80% of total assets, at June 30, 2017. Non-performing loans at June 30, 2018 decreased $1.9 million or 24% since June 30, 2017 to $6.1 million and were comprised of 21 single-family loans ($6.0 million) and one commercial business loan ($64,000). REO at June 30, 2018 decreased $709,000 or 44% to $906,000 consisting of two single-family properties acquired in the settlement of loans. As of June 30, 2018, 48%, or $2.9 million of non-performing loans have a current payment status. Net loan charge-offs in fiscal 2018 were $118,000 or 0.01% of average loans receivable, compared to net loan recoveries of $411,000 or 0.04% of average loans receivable in fiscal 2017.

Classified assets at June 30, 2018 were $15.8 million, comprised of $7.5 million in the special mention category, $7.4 million in the substandard category and $906,000 in REO. Classified assets at June 30, 2017 were $13.3 million, comprised of $3.7 million in the special mention category, $8.0 million in the substandard category and $1.6 million in REO. Classified assets increased at June 30, 2018 from the June 30, 2017 level primarily as a result of an increase in special mention loans due to the non-compliance by a single borrower with loan covenants related to three multi-family loans totaling $3.9 million. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

There were two loans that were modified from their original terms in fiscal 2018, while there were no loans that were modified from their original terms in fiscal 2017. As of June 30, 2018, the outstanding balance of restructured loans was $5.2 million: one loan was classified as special mention and remained on accrual status ($389,000); one loan was classified as substandard and remains on accrual status ($1.4 million); and nine loans were classified as substandard on non-accrual status ($3.4 million). As of June 30, 2018, 56%, or $2.9 million of the restructured loans have a current payment status, consistent with their modified payment terms. During fiscal 2018, no restructured loans were in default within a 12-month period subsequent to their original restructuring and no restructured loan was extended beyond the initial maturity of the modification.

The allowance for loan losses was $7.4 million at June 30, 2018, or 0.81% of gross loans held for investment, compared to $8.0 million, or 0.88% of gross loans held for investment at June 30, 2017. The allowance for loan losses at June 30, 2018 includes $157,000 of individually evaluated allowances, compared to $101,000 of individually evaluated allowances at June 30, 2017. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2018. For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

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

Non-Interest Income. Total non-interest income decreased $8.9 million, or 29%, to $21.9 million in fiscal 2018 from $30.8 million in fiscal 2017. The decrease was primarily attributable to a reduction in the gain on sale of loans, partly offset by higher loan servicing and other fees and a decrease in loss on the sale and operations of real estate owned acquired in the settlement of loans.

The net gain on sale of loans decreased $9.9 million, or 39%, to $15.8 million for fiscal 2018 from $25.7 million in fiscal 2017. The decrease was a result of a lower volume of loans originated for sale and, to a lesser extent, a lower average loan sale margin. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $1.15 billion in fiscal 2018 as compared to $1.83 billion in fiscal 2017, down $676.1 million or 37%. The decrease in the loan sale volume in fiscal 2018 was attributable to increases in mortgage interest rates during fiscal 2018 resulting in a decrease in refinance activity and loans originated for home purchases. The average loan sale margin for PBM during fiscal 2018 was 1.37% as compared to 1.40% in fiscal 2017, a decrease of three basis points. The decline in the average loan sale margin was the result of competitive pricing pressure due to market conditions consistent with falling demand for mortgages, partly mitigated by a higher percentage of retail loan originations, which typically have a higher loan sale margin, as compared to wholesale loan originations. The total retail loan originations as a percentage of total loans originated by PBM during fiscal 2018 was 58%, up from 53% in fiscal 2017. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net loss of $2.1 million and $3.4 million in fiscal 2018 and 2017, respectively. The gain on sale of loans in fiscal 2018 also includes a $22,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $137,000 recourse reserve recovery on loans sold in fiscal 2017.

The loan servicing and other fees increased $324,000, or 26%, to $1.6 million for fiscal 2018 from $1.3 million in fiscal 2017. The increase was attributable primarily to higher loan prepayment fees.

The net loss on sale and operations of real estate owned acquired in the settlement of loans improved $471,000, or 85%, to a net loss of $86,000 in fiscal 2018 from a net loss of $557,000 in fiscal 2017. The net loss in fiscal 2018 was comprised of $89,000 of net operating expenses and a $558,000 net loss on the sale of four REO properties, partly offset by a $561,000 recovery from the loss reserve on real estate owned. The net loss in fiscal 2017 was comprised of $255,000 of net operating expenses and a $440,000 provision for losses on real estate owned, partly offset by a $138,000 net gain on the sale of seven REO properties.

Non-Interest Expense. Total non-interest expense in fiscal 2018 was $53.2 million, a decrease of $5.6 million, or 10%, as compared to $58.8 million in fiscal 2017. The decrease in non-interest expense was primarily attributable to a decrease in salaries and employee benefits expense, partly offset by an increase in other operating expenses.

Salaries and employee benefits expense decreased $6.9 million, or 17%, to $34.8 million in fiscal 2018 from $41.7 million in fiscal 2017. The decrease in salaries and employee benefits was primarily due to lower incentive compensation costs and PBM staff reductions related to lower mortgage banking loan originations. Total PBM loans originated and purchased in fiscal 2018 was $1.27 billion, down $718.5 million or 36% from $1.99 billion in fiscal 2017. There were 173 full-time equivalent employees at PBM on June 30, 2018 compared to 253 full-time equivalent employees at PBM on June 30, 2017.

Other non-interest expense increased $1.6 million, or 25%, to $8.0 million in fiscal 2018 from $6.4 million in fiscal 2017. The increase was primarily attributable to a $2.2 million increase in litigation expenses (see Part I, Item 3. Legal Proceeding), partly offset by lower expenses related to reduced loan originations.

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

The Tax Act reduced the federal corporate income tax rate from a maximum 35% to a flat 21% as of January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced corporate federal income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 28.06%, which was based on the applicable federal corporate income tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment. The Corporation will realize the full impact of the reduced statutory federal corporate income tax rate of 21% in fiscal 2019, which began on July 1, 2018.

The provision for income taxes was $3.4 million for fiscal 2018, representing an effective tax rate of 61.4%, as compared to $3.6 million in fiscal 2017, representing an effective tax rate of 40.9%. The decline in the provision for income taxes was due primarily to the decline in net income before income taxes, partly offset by a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Act, leading to the higher effective tax rate in fiscal 2018 as compared to fiscal 2017.

The Corporation’s effective tax rate may differ from the estimated tax rates described above due to discrete items such as further adjustments to net deferred tax assets, excess tax benefits derived from stock option exercises and non-taxable earnings from bank owned life insurance, among other items. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

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

Net Interest Income. Net interest income increased $3.4 million, or 11%, to $35.7 million in fiscal 2017 from $32.3 million in fiscal 2016. This increase resulted from an increase in the average balance of earning assets and, to a lesser extent, an increase in the net interest margin. The average balance of earning assets increased $32.3 million, or 3%, to $1.17 billion in fiscal 2017 from $1.13 billion in fiscal 2016. The net interest margin increased 21 basis points to 3.06% in fiscal 2017 from 2.85% in fiscal 2016, due to a significant increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities.

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

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, increased $59,000, or 10%, to $626,000 in fiscal 2017 from $567,000 in fiscal 2016, due to a higher average yield, partly offset by a lower average cash balance. The average yield increased 39 basis points to 0.76% in fiscal 2017 from 0.37% in fiscal 2016, resulting from increases in the target federal funds interest rate. The average balance of interest-earning deposits decreased $70.9 million, or 47%, to $81.0 million in fiscal 2017 from $151.9 million in fiscal 2016, due to the utilization of excess liquidity to fund increases in loans held for investment and investment securities.

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
The average cost of deposits decreased seven basis points to 0.41% in fiscal 2017 from 0.48% during fiscal 2016. The average cost of time deposits in fiscal 2017 was 0.98%, down three basis points, from 1.01% in fiscal 2016. The average cost of transaction accounts in fiscal 2017 declined by three basis point to 0.15% from 0.18% in fiscal 2016. The average balance of deposits increased $8.5 million, or 1%, to $932.1 million during fiscal 2017 from $923.6 million during fiscal 2016. The average balance of time deposits decreased by $35.0 million, or 11%, to $290.1 million in fiscal 2017 from $325.1 million in fiscal 2016. The decrease in the average balance of time deposits was offset by an increase in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts increased $43.6 million, or 7%, to $642.1 million in fiscal 2017 from $598.5 million in fiscal 2016. The average balance of transaction accounts to total deposits in the fiscal 2017 was 69%, compared to 65% in fiscal 2016.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2017 increased $293,000, or 11%, to $2.9 million from $2.6 million for fiscal 2016. The increase in interest expense on borrowings was due primarily to a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased $26.0 million, or 28%, to $117.3 million during fiscal 2017 from $91.3 million during fiscal 2016. The average cost of borrowings decreased to 2.45% in fiscal 2017 from 2.82% in fiscal 2016, a decrease of 37 basis points. The decrease in the average cost of borrowings was primarily due to the increased utilization of overnight borrowings and short-term advances with a much lower average cost than long-term FHLB advances.

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

Non-performing assets (net of the collectively evaluated allowances and individually evaluated allowances), with underlying collateral primarily located in Southern California, decreased $3.4 million or 26% to $9.6 million, or 0.80% of total assets, at June 30, 2017, compared to $13.0 million, or 1.11% of total assets, at June 30, 2016. Non-performing loans at June 30, 2017 decreased $2.3 million or 22% since June 30, 2016 to $8.0 million and were comprised of 27 single-family loans ($7.7 million); one commercial real estate loan ($201,000) and one commercial business loan ($65,000). Real estate owned at June 30, 2017 decreased $1.1 million or 41% to $1.6 million consisting of two single-family properties acquired in the settlement of loans. As of June 30, 2017, 47%, or $3.7 million of non-performing loans have a current payment status. Net recoveries in fiscal 2017 were $411,000 or 0.04% of average loans receivable, compared to net recoveries of $1.7 million or 0.17% of average loans receivable in fiscal 2016.

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

The net gain on sale of loans decreased $5.8 million, or 18%, to $25.7 million for fiscal 2017 from $31.5 million in fiscal 2016. The decrease was a result of a lower volume of loans originated for sale and a lower average loan sale margin. Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $1.83 billion in fiscal 2017 as compared to $2.01 billion in fiscal 2016, down $180.4 million or 9%. The decrease in the loan sale volume in fiscal 2017 was attributable to increases in mortgage interest rates during fiscal 2017 resulting primarily to a decrease in refinance activity. The average loan sale margin for PBM during fiscal 2017 was 1.40% as compared to 1.57% in fiscal 2016, a decrease of 17 basis points. The decrease in the average loan sale margin for fiscal 2017 was primarily attributable to volatility in loan servicing premiums in the cash markets. Additionally, product composition was less favorable with a higher percentage of loan sales comprised of lower margin products. The total refinance loans as percentage of total loans originated by PBM during fiscal 2017 was 49%, up from 46% in fiscal 2016. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net loss of $3.4 million in fiscal 2017, as compared to a favorable fair-value adjustment that amounted to a net gain of $742,000 in fiscal 2016. The gain on sale of loans in fiscal 2017 also includes a $137,000 recourse reserve recovery on loans sold that are subject to repurchase, compared to a $155,000 provision for recourse reserves on loans sold in fiscal 2016.

The net loss on sale and operations of real estate owned acquired in the settlement of loans increased $462,000 to a net loss of $557,000 in fiscal 2017 from a net loss of $95,000 in fiscal 2016. The net loss in fiscal 2017 was comprised of $255,000 in net operating expenses and a $440,000 provision for losses on real estate owned, partly offset by a $138,000 net gain on the sale of seven real estate owned properties. The net loss in fiscal 2016 was comprised of $207,000 in net operating expenses, partly offset by a $60,000 recovery from the loss reserve on real estate owned and a $52,000 net gain on the sale of 10 real estate owned properties.

Non-Interest Expense. Total non-interest expense in fiscal 2017 was $58.8 million, an increase of $526,000, or 1%, as compared to $58.3 million in fiscal 2016. The increase in non-interest expense was primarily the result of an increase in other operating expenses related to the litigation expenses of $1.0 million and an increase in premises and occupancy expenses related to the relocation of the retail banking home office, partly offset by decreases in salaries and employee benefits expense and deposit insurance premiums and regulatory assessments.

Salaries and employee benefits expense decreased $867,000, or 2%, to $41.7 million in fiscal 2017 from $42.6 million in fiscal 2016. The decrease in salaries and employee benefits was primarily due to lower PBM salaries and employee benefits expenses resulting from fewer loans originated for sale.

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

	Year Ended June 30,
	2018			2017			2016
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net(1)	$986,815	$40,016	4.06%	$1,025,885	$40,249	3.92%	$949,412	$37,658	3.97%
Investment securities	90,719	1,344	1.48%	51,575	575	1.11%	24,895	358	1.44%
FHLB – San Francisco stock	8,126	568	6.99%	8,097	967	11.94%	8,094	721	8.91%
Interest-earning deposits	53,438	784	1.45%	81,027	626	0.76%	151,867	567	0.37%

Total interest-earning assets	1,139,098	42,712	3.75%	1,166,584	42,417	3.64%	1,134,268	39,304	3.47%

Non interest-earning assets	32,905			32,003			35,009

Total assets	$1,172,003			$1,198,587			$1,169,277

Interest-bearing liabilities:
Checking and money market accounts(2)	$372,781	407	0.11%	$358,532	387	0.11%	$334,814	450	0.13%
Savings accounts	290,959	595	0.20%	283,520	579	0.20%	263,678	657	0.25%
Time deposits	251,604	2,493	0.99%	290,080	2,842	0.98%	325,149	3,290	1.01%

Total deposits	915,344	3,495	0.38%	932,132	3,808	0.41%	923,641	4,397	0.48%

Borrowings	113,984	2,917	2.56%	117,329	2,871	2.45%	91,331	2,578	2.82%

Total interest-bearing liabilities	1,029,328	6,412	0.62%	1,049,461	6,679	0.64%	1,014,972	6,975	0.69%

Non interest-bearing liabilities	19,392			16,828			16,604

Total liabilities	1,048,720			1,066,289			1,031,576

Stockholders’ equity	123,283			132,298			137,701
Total liabilities and stockholders’ equity	$1,172,003			$1,198,587			$1,169,277

Net interest income		$36,300			$35,738			$32,329

Interest rate spread(3)			3.13%			3.00%			2.78%
Net interest margin(4)			3.19%			3.06%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.66%			111.16%			111.75%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $1.1 million, $874 and $598 for the years ended June 30, 2018, 2017 and 2016, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $79.9 million, $72.9 million and $66.4 million in fiscal 2018, 2017 and 2016, respectively.

(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Variance

The following tables set forth the effects of changing rates and volumes on interest income and expense of the Corporation for the period presented. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume. Please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Operating Results for the Years Ended June 30, 2018 and 2017 and Comparison of Operating Results for the Years Ended June 30, 2017 and 2016" of this Form 10-K.

	Year Ended June 30, 2018 Compared To Year Ended June 30, 2017 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$1,354	$(1,532)	$(55)	$(233)
Investment securities	190	434	145	769
FHLB – San Francisco stock	(401)	3	(1)	(399)
Interest-earning deposits	558	(210)	(190)	158
Total net change in income on interest-earning assets	1,701	(1,305)	(101)	295

Interest-bearing liabilities:
Checking and money market accounts	—	20	—	20
Savings accounts	—	16	—	16
Time deposits	32	(377)	(4)	(349)
Borrowings	132	(82)	(4)	46
Total net change in expense on interest-bearing liabilities	164	(423)	(8)	(267)
Net increase (decrease) in net interest income	$1,537	$(882)	$(93)	$562

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

The primary investing activity of the Bank has been the origination and purchase of loans held for investment and loans held for sale. During the fiscal years ended June 30, 2018, 2017 and 2016, the Bank originated loans in the amounts of $1.37 billion, $2.10 billion and $2.13 billion, respectively, the vast majority of which were sold, as noted below. In addition, the Bank purchased loans for investment from other financial institutions in fiscal 2018, 2017 and 2016 in the amounts of $13.5 million, $61.7 million and $45.9 million, respectively. Total loans sold in fiscal 2018, 2017 and 2016 were $1.20 billion, $1.97 billion and $1.99 billion, respectively. At June 30, 2018, 2017 and 2016, the Bank had loan origination commitments totaling $66.3 million, $111.8 million and $191.7 million, respectively, with undisbursed loan funds of $4.3 million, $9.0 million and $11.3 million, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2018, 2017 and 2016, the net (decrease) increase in deposits was $(18.9 million), $137,000 and $2.3 million, respectively. On June 30, 2018, time deposits that are scheduled to mature in one year or less were $116.3 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2018, total cash and cash equivalents were $43.3 million, or 3.7% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2018, the remaining financing availability at FHLB - San Francisco was $275.1 million and the remaining unused collateral was $500.3 million. In addition, the Bank has secured a $73.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $77.9 million. The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2019. As of June 30, 2018, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2018 decreased to 14.9% from 22.1% during the same quarter ended June 30, 2017. The decrease in the liquidity ratio was due primarily to the decline in average qualifying liquid assets which exceeded the decline in average deposits and borrowings during the quarter ended June 30, 2018 in comparison to the quarter ended June 30, 2017. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco.

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

At June 30, 2018, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for Common Equity Tier 1 ("CET1") Capital, 8.0% for Tier 1 Capital and 10.0% for Total Capital are required to be deemed “well capitalized.” As of June 30, 2018, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 10.0%, 16.8%, 16.8% and 17.9%, respectively; as did the Corporation with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 10.3%, 17.4%, 17.4% and 18.5%, respectively.

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

Qualitative Aspects of Market Risk. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short-average life. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB - San Francisco advances as a secondary source of funding. Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years. For additional information, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current target federal funds rate is 2.00% making an immediate change of -200 and -300 basis points improbable.

The following table sets forth as of June 30, 2018 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400 bp	$248,291	$127,558	$1,278,916	19.41%	+917 bp
+300 bp	$222,946	$102,213	$1,260,028	17.69%	+745 bp
+200 bp	$193,006	$72,273	$1,236,787	15.61%	+537 bp
+100 bp	$158,446	$37,713	$1,209,329	13.10%	+286 bp
-	$120,733	$—	$1,179,012	10.24%	-
-100 bp	$112,690	$(8,043)	$1,170,936	9.62%	-62 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2018 (“base case”).

(2)	Calculated as the NPV divided by the portfolio value of total assets.

(3)	Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2018 and 2017 :

	At June 30, 2018	At June 30, 2017
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	10.24%	11.49%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.62%	10.16%
Sensitivity Measure: Change in NPV Ratio	-62 bp	-133 bp

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of June 30, 2018:

	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity(1)
	As of June 30, 2018
	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non sensitive	Total
	(In thousands)
Repricing Assets:
Cash and cash equivalents	$36,296	$—	$—	$7,005	$43,301
Investment securities	47,501	—	—	47,808	95,309
Loans held for investment	298,716	236,191	284,166	83,612	902,685
Loans held for sale	96,298	—	—	—	96,298
FHLB - San Francisco stock	8,199	—	—	—	8,199
Other assets	—	—	—	29,757	29,757
Total assets	487,010	236,191	284,166	168,182	1,175,549

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	86,174	86,174
Checking deposits - interest bearing	38,906	77,812	77,812	64,842	259,372
Savings deposits	57,959	115,916	115,916	—	289,791
Money market deposits	17,317	17,316	—	—	34,633
Time deposits	116,333	91,363	28,117	1,815	237,628
FHLB - San Francisco borrowings	25,000	20,000	31,163	50,000	126,163
Other liabilities	—	—	—	21,331	21,331
Stockholders' equity	—	—	—	120,457	120,457
Total Liabilities and stockholders' equity	255,515	322,407	253,008	344,619	1,175,549

Repricing gap positive (negative)	$231,495	$(86,216)	$31,158	$(176,437)	$—
Cumulative repricing gap:
Dollar amount	$231,495	$145,279	$176,437	$—	$—
Percent of total assets	20%	12%	15%	—%	—%
(1) Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); loans held for sale and transaction accounts are presented as estimated repricing; FHLB - San Francisco stock is presented as contractual repricing; while time deposits (without consideration for early withdrawals) and FHLB - San Francisco borrowings are presented as contractual maturities.

The static gap analysis shows a positive position in the "Cumulative repricing gap - dollar amount" category, indicating more assets are sensitive to repricing than liabilities. Non-maturity checking deposits are available for immediate withdrawal and are therefore assumed to be inherently sensitive to changes in interest rates. Management views non-interest bearing deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among others:

•	The Corporation’s current balance sheet and repricing characteristics;

•	Forecasted balance sheet growth consistent with the business plan;

•	Current interest rates and yield curves and management estimates of projected interest rates;

•	Embedded options, interest rate floors, periodic caps and lifetime caps;

•	Repricing characteristics for market rate sensitive instruments;

•	Loan, investment, deposit and borrowing cash flows;

•	Loan prepayment estimates for each type of loan; and

•	Immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at June 30, 2018 and 2017:

At June 30, 2018		At June 30, 2017
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	7.84%	+400 bp	16.70%
+300 bp	6.83%	+300 bp	14.23%
+200 bp	5.73%	+200 bp	11.62%
+100 bp	4.53%	+100 bp	8.29%
-100 bp	(3.98)%	-100 bp	(3.68)%

At June 30, 2018 and 2017, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2018 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that, as of June 30, 2018, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

The effectiveness of internal control over financial reporting as of June 30, 2018, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on the Corporation's internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2018. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2018.

Date: August 31, 2018
/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
                            Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Provident Financial Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Corporation and our report dated August 31, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Costa Mesa, California
August 31, 2018

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2018:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan:
Stock Options	36,500	$14.98		—
Restricted Stock	5,500	N/A		—
2010 Equity Incentive Plan:
Stock Options	320,000	$11.21		30,000
Restricted Stock	66,000	N/A		6,750
2013 Equity Incentive Plan:
Stock Options	172,500	$15.19		117,500
Restricted Stock	27,000	N/A		261,000

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	627,500	$12.77	(1)	415,250

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

(b) Exhibits
Exhibits are available from the Corporation by written request

3.1 (a)
Amended and Restated Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2010)

3.1 (b)	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on December 1, 2014)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 7, 2009)

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

13	2018 Annual Report to Stockholders

14.0	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 31, 2018	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	August 31, 2018
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	August 31, 2018
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	August 31, 2018
Joseph P. Barr

/s/ Bruce W. Bennett	Director	August 31, 2018
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	August 31, 2018
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	August 31, 2018
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	August 31, 2018
Roy H. Taylor

/s/ William E. Thomas	Director	August 31, 2018
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements
______________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm
______________________________________________________________________________________________________

To the Stockholders and Board of Directors of
Provident Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2018, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California
August 31, 2018

We have served as the Corporation’s auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
______________________________________________________________________________________________________

(In Thousands, Except Share Information)	June 30, 2018	June 30, 2017
Assets
Cash and cash equivalents	$43,301	$72,826
Investment securities - held to maturity, at cost	87,813	60,441
Investment securities – available for sale, at fair value	7,496	9,318
Loans held for investment, net of allowance for loan losses of $7,385 and $8,039, respectively; includes $5,234 and $6,445 of loans held at fair value, respectively)	902,685	904,919
Loans held for sale, at fair value	96,298	116,548
Accrued interest receivable	3,212	2,915
Real estate owned, net	906	1,615
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,199	8,108
Premises and equipment, net	8,696	6,641
Prepaid expenses and other assets	16,943	17,302

Total assets	$1,175,549	$1,200,633

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$86,174	$77,917
Interest-bearing deposits	821,424	848,604
Total deposits	907,598	926,521

Borrowings	126,163	126,226
Accounts payable, accrued interest and other liabilities	21,331	19,656
Total liabilities	1,055,092	1,072,403

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value (40,000,000 shares authorized; 18,033,115 and 17,949,365 shares issued; 7,421,426 and 7,714,052 shares outstanding, respectively)	181	180
Additional paid-in capital	94,957	93,209
Retained earnings	190,616	192,754
Treasury stock at cost (10,611,689 and 10,235,313 shares, respectively)	(165,507)	(158,142)
Accumulated other comprehensive income, net of tax	210	229

Total stockholders’ equity	120,457	128,230

Total liabilities and stockholders’ equity	$1,175,549	$1,200,633

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2018	2017	2016
Interest income:
Loans receivable, net	$40,016	$40,249	$37,658
Investment securities	1,344	575	358
FHLB – San Francisco stock	568	967	721
Interest-earning deposits	784	626	567
Total interest income	42,712	42,417	39,304

Interest expense:
Deposits	3,495	3,808	4,397
Borrowings	2,917	2,871	2,578
Total interest expense	6,412	6,679	6,975

Net interest income	36,300	35,738	32,329
Recovery from the allowance for loan losses	(536)	(1,042)	(1,715)
Net interest income, after recovery from the allowance for loan losses	36,836	36,780	34,044

Non-interest income:
Loan servicing and other fees	1,575	1,251	1,068
Gain on sale of loans, net	15,802	25,680	31,521
Deposit account fees	2,119	2,194	2,319
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(86)	(557)	(95)
Card and processing fees	1,541	1,451	1,448
Other	944	802	800
Total non-interest income	21,895	30,821	37,061

Non-interest expense:
Salaries and employee benefits	34,821	41,742	42,609
Premises and occupancy	5,134	5,061	4,646
Equipment expense	1,576	1,447	1,503
Professional expense	1,912	2,075	2,089
Sales and marketing expense	1,039	1,323	1,331
Deposit insurance premium and regulatory assessments	749	773	1,018
Other(1)	7,973	6,364	5,063
Total non-interest expense	53,204	58,785	58,259

Income before income taxes	5,527	8,816	12,846
Provision for income taxes(2)	3,396	3,609	5,372
Net income	$2,131	$5,207	$7,474

Basic earnings per share	$0.28	$0.66	$0.90
Diluted earnings per share	$0.28	$0.64	$0.88
Cash dividends per share	$0.56	$0.52	$0.48

(1) Includes $3.4 million and $1.2 million of litigation settlement expenses for the fiscal years ended June 30, 2018 and 2017, respectively.
(2) Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act of 2017 ("Tax Act") for the fiscal year ended June 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2018	2017	2016
Net income	$2,131	$5,207	$7,474

Change in unrealized holding losses on securities available for sale and interest-only strips	(137)	(145)	(134)
Reclassification of losses to net income	41	—	103
Other comprehensive loss, before income tax benefit	(96)	(145)	(31)
Income tax benefit(1)	36	61	13
Other comprehensive loss	(60)	(84)	(18)
Total comprehensive income	$2,071	$5,123	$7,456

(1) Includes income tax benefit from the reclassification of losses to net income.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
______________________________________________________________________________________________________

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss), Net of Tax
(In Thousands, Except Share Information)	Shares	Amount					Total
Balance at June 30, 2015	8,634,607	$177	$88,893	$188,206	$(136,470)	$331	$141,137

Net income				7,474			7,474
Other comprehensive loss						(18)	(18)
Purchase of treasury stock (1)	(749,857)				(13,038)		(13,038)
Distribution of restricted stock	10,000						—
Amortization of restricted stock			578				578
Exercise of stock options	80,500	1	589				590
Stock options expense			520				520
Tax effect from stock-based compensation			222				222
Cash dividends(2)				(4,014)			(4,014)
Balance at June 30, 2016	7,975,250	178	90,802	191,666	(149,508)	313	133,451

Net income				5,207			5,207
Other comprehensive loss						(84)	(84)
Purchase of treasury stock (1)	(450,948)				(8,714)		(8,714)
Forfeiture of restricted stock			134		(134)		—
Distribution of restricted stock	87,750						—
Amortization of restricted stock			776				776
Award of restricted stock			(214)		214		—
Exercise of stock options	102,000	2	940				942
Stock options expense			714				714
Tax effect from stock-based compensation			57				57
Cash dividends(2)				(4,119)			(4,119)
Balance at June 30, 2017	7,714,052	180	93,209	192,754	(158,142)	229	128,230

Net income				2,131			2,131
Other comprehensive loss				(41)		(19)	(60)
Purchase of treasury stock (1)	(386,876)				(7,347)		(7,347)
Forfeiture of restricted stock			18		(18)		—
Distribution of restricted stock	10,500						—
Amortization of restricted stock			589				589
Exercise of stock options	83,750	1	676				677
Stock options expense			465				465
Cash dividends(2)				(4,228)			(4,228)
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

(1)
Includes the repurchase of 3,291 shares, 25,598 shares and 3,090 shares of distributed restricted stock in fiscal 2018, 2017 and 2016, respectively in settlement of employees' withholding tax obligations and the repurchase of 4,500 shares from employees' stock option exercises in fiscal 2016.

(2)	Cash dividends of $0.56 per share, $0.52 per share and $0.48 per share were paid in fiscal 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$2,131	$5,207	$7,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,130	2,640	1,909
Recovery from the allowance for loan losses	(536)	(1,042)	(1,715)
(Recovery) provision of losses on real estate owned	(561)	440	(60)
Gain on sale of loans, net	(15,802)	(25,680)	(31,521)
Loss (gain) on sale of real estate owned, net	558	(138)	(52)
Stock-based compensation	1,054	1,490	1,098
Provision for deferred income taxes	165	1,194	217
Tax effect from stock-based compensation	—	(57)	(222)
Increase (decrease) in accounts payable, accrued interest and other liabilities	2,174	3,408	(422)
(Increase) decrease in prepaid expenses and other assets	(824)	(1,521)	137
Loans originated for sale	(1,185,996)	(1,913,038)	(1,962,869)
Proceeds from sale of loans	1,222,493	2,010,539	2,033,815
Net cash provided by operating activities	27,986	83,442	47,789

Cash flows from investing activities:
Increase in loans held for investment, net	(223)	(66,349)	(32,123)
Purchase of investment securities held to maturity	(54,148)	(35,302)	(41,683)
Maturity of investment securities held to maturity	200	1,000	—
Principal payments from investment securities held to maturity	25,497	13,134	2,328
Principal payments from investment securities available for sale	1,734	1,950	2,500
Proceeds from redemptions of investment securities held for sale	—	147	—
Purchase of FHLB – San Francisco stock	(91)	(14)	—
Proceeds from sale of real estate owned	2,635	2,409	6,573
Purchase of premises and equipment	(2,909)	(1,491)	(1,517)
Net cash used for investing activities	(27,305)	(84,516)	(63,922)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
______________________________________________________________________________________________________

	Year Ended June 30,
(In Thousands)	2018	2017	2016
Cash flows from financing activities:
(Decrease) increase in deposits, net	(18,923)	137	2,298
Proceeds from long-term borrowings	10,000	20,000	—
Repayments of long-term borrowings	(10,063)	(73)	(68)
Proceeds from short-term borrowings, net	—	15,000	—
Treasury stock purchases	(7,347)	(8,714)	(13,038)
Proceeds from exercise of stock options	677	942	590
Withholding taxes on stock-based compensation	(322)	(536)	(54)
Tax effect from stock-based compensation	—	57	222
Cash dividends	(4,228)	(4,119)	(4,014)
Net cash (used for) provided by financing activities	(30,206)	22,694	(14,064)

Net (decrease) increase in cash and cash equivalents	(29,525)	21,620	(30,197)
Cash and cash equivalents at beginning of year	72,826	51,206	81,403
Cash and cash equivalents at end of year	$43,301	$72,826	$51,206
Supplemental information:
Cash paid for interest	$6,410	$6,645	$6,985
Cash paid for income taxes	$2,765	$3,039	$3,845
Transfer of loans held for sale to held for investment	$1,692	$3,776	$4,889
Real estate acquired in the settlement of loans	$2,171	$1,845	$6,347

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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
June 30, 2018

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

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2018, the Bank serviced $11.8 million of loans under this program and has established a recourse liability of $83,000 as compared to $15.1 million of loans serviced and a recourse liability of $105,000 at June 30, 2017.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2018, 2017 and 2016, the Bank repurchased $602,000, $1.7 million and $1.7 million of single-family loans, respectively.  Other repurchase requests were settled for $0, $11,000 and $470,000 in fiscal 2018, 2017 and 2016, respectively, which did not result in the repurchase of the loan itself. In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $200,000 and $200,000 for loans sold to other investors as of June 30, 2018 and 2017, respectively.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Activity in the recourse liability for the years ended June 30, 2018 and 2017 was as follows:

(In Thousands)	June 30, 2018	June 30, 2017
Balance, beginning of year	$305	$453
Recourse recovery	(22)	(137)
Net settlements in lieu of loan repurchases	—	(11)
Balance, end of the year	$283	$305

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2018, 2017 and 2016 were $648,000, $578,000 and $384,000, respectively.  As of June 30, 2018 and 2017, the Bank’s estimated liability was $113,000 and $102,000, respectively, for future loan sale premium refunds.

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

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2018 and 2017, the fair value of the interest-only strips was $23,000 and $31,000, respectively, and the net unrealized gain after statutory taxes were applied to the interest-only strips was $16,000 and $18,000, respectively.

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

Loans held for investment
Loans held for investment consist of long-term adjustable rate loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  Additionally, multi-family and commercial real estate loans have become a substantial part of loans held for investment, and comprised 64% and 63% at June 30, 2018 and 2017, respectively. These loans are generally offered to customers and businesses located in the same areas of Southern and Northern California described above.

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
June 30, 2018

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which requires that losses be accrued for non-performing loans that may be determined on an individually evaluated basis or based on an aggregated pooling method where the allowance is developed primarily by using historical charge-off statistics.  The allowance has two components: collectively evaluated allowances and individually evaluated allowances.  Each of these components is based upon estimates that can change over time.  The allowance is based on historical experience and, as a result, can differ from actual losses incurred in the future.  Additionally, differences may result from qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The historical data is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at an individually evaluated allowance, including discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb probable losses inherent in loans held for investment.

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
June 30, 2018

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
June 30, 2018

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2018 and 2017, the estimated deferred tax asset was $4.2 million and $4.3 million, respectively. The Corporation maintains net deferred tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains. The decrease in the net deferred tax asset resulted primarily from items related to loss reserves, state taxes, fair value adjustments and depreciation, partly offset by deferred compensation and deferred loan costs. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2018 or 2017.

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

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2018, the Corporation repurchased 383,585 shares with an average cost of $19.00 per share, all of which were purchased under the June 2017 stock repurchase plan. In addition, the Corporation purchased 3,291 shares of distributed restricted stock in settlement of employees' withholding tax obligations. As of June 19, 2018, the June 2017 stock repurchase plan expired. On April 26, 2018, the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Corporation approved a new plan authorizing the repurchase of up to 5% of outstanding shares, or 373,000 shares, all of which were available for purchase at June 30, 2018.

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

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Stock-based compensation expense, inclusive of restricted stock expense, recognized in the consolidated statements of operations for the years ended June 30, 2018, 2017 and 2016 was $1.1 million, $1.5 million and $1.1 million, respectively.

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

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2018 and 2017, the accrued liability for post retirement benefits was $204,000 and $187,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

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

Accounting standard updates (“ASU”)

ASU 2015-14:
In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)," which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Management adopted the new guidance on July 1, 2018. Management has completed its identification of all revenue streams included in the financial statements and identified which revenue streams are within the scope of the pronouncement. Management does not expect the adoption of this ASU to have a material impact on the Corporation’s Consolidated Financial Statements.

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
This ASU will be effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein, early adoption is permitted. The Corporation is currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on its consolidated financial statements. The Corporation leases buildings and offices under non-cancelable operating leases, the majority of which will be subject to this ASU. While the Corporation has not quantified the impact to its balance sheet, upon the adoption of this ASU the Corporation expects to report increased assets and increased liabilities on its consolidated statements of financial condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statements of financial condition.

ASU 2016-13:
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Corporation is evaluating its current expected loss methodology of its loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to its allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings upon this ASU adoption. The Corporation is in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio to ensure the Corporation is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements.

ASU 2017-07:
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." This ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. Management adopted the new guidance on July 1, 2018. The Corporation's adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU 2018-02:
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Corporation elected to early adopt this ASU and to reclassify $41,000 of stranded tax effects from accumulated other comprehensive income to retained earnings in the fourth quarter of fiscal 2018.

ASU 2018-05:
In March 2018, FASB issued ASU No. 2018-05, "Income Taxes (Topic 740)." This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Corporation recorded a $1.84 million provisional next tax charge as reported in the Consolidated Statements of Operations in the Form 10-Q for the quarter ended December 31, 2017. As of June 30, 2018, the Corporation recorded a $76,000 adjustment to the net deferred tax asset revaluation resulting in a $1.77 million net tax charge for the fiscal year ended June 30, 2018.

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2018 and 2017 were as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$84,227	$203	$(762)	$83,668	$84,227
U.S. SBA securities(1)	2,986	—	(15)	2,971	2,986
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$87,813	$203	$(777)	$87,239	$87,813

Available for sale
U.S. government agency MBS	$4,234	$150	$—	$4,384	$4,384
U.S. government sponsored enterprise MBS	2,640	122	—	2,762	2,762
Private issue CMO(2)	346	4	—	350	350
Total investment securities - available for sale	$7,220	$276	$—	$7,496	$7,496
Total investment securities	$95,033	$479	$(777)	$94,735	$95,309

(1)	Small Busines Administration ("SBA").

(2)	Collateralized Mortgage Obligations (“CMO”).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$59,841	$265	$(77)	$60,029	$59,841
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$60,441	$265	$(77)	$60,629	$60,441

Available for sale
U.S. government agency MBS	$5,197	$186	$—	$5,383	$5,383
U.S. government sponsored enterprise MBS	3,301	173	—	3,474	3,474
Private issue CMO(1)	456	5	—	461	461
Total investment securities - available for sale	$8,954	$364	$—	$9,318	$9,318
Total investment securities	$69,395	$629	$(77)	$69,947	$69,759

(1)	Collateralized Mortgage Obligations (“CMO”).

In fiscal 2018, 2017 and 2016, the Corporation received MBS principal payments of $27.2 million, $15.1 million and $4.8 million, respectively; did not sell any investment securities; and $147,000 of common stock was redeemed in fiscal 2017. The Corporation purchased mortgage-backed securities totaling $53.9 million, $34.5 million and $41.7 million during fiscal 2018, 2017 and 2016, respectively.

As of June 30, 2018 and 2017, the Corporation held investments with unrealized loss position of $777,000 and $77,000, respectively.

As of June 30, 2018	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

U.S. government sponsored enterprise MBS	$47,045	$762	$—	$—	$47,045	$762
U.S. SBA securities	$2,964	$15	$—	$—	$2,964	$15
Total	$50,009	$777	$—	$—	$50,009	$777

As of June 30, 2017	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

U.S. government sponsored enterprise MBS	$28,722	$77	$—	$—	$28,722	$77
Total	$28,722	$77	$—	$—	$28,722	$77

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

As of June 30, 2018 and 2017, the unrealized holding losses were less than 12 months. The unrealized loss at June 30, 2018 was attributable to 13 U.S. government sponsored enterprise MBS and one U.S. SBA security and, based on the nature of the investment, management concluded that such unrealized loss was not other than temporary; while the unrealized loss at June 30, 2017 was attributable to five U.S. government sponsored enterprise MBS and, based on the nature of the investment, management concluded that such unrealized loss was not other than temporary.  The Corporation does not believe that there was any OTTI at June 30, 2018 and 2017.  At each of these dates, the Corporation intended and had the ability to hold the investment securities and was not likely to be required to sell the securities before realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2018 and 2017 were as follows:

	June 30, 2018		June 30, 2017
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$600	$600	$600	$600
Due after one through five years	24,961	24,569	4,698	4,708
Due after five through ten years	22,847	22,477	41,404	41,374
Due after ten years	39,405	39,593	13,739	13,947
Total investment securities - held to maturity	$87,813	$87,239	$60,441	$60,629

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	7,220	7,496	8,954	9,318
No stated maturity (common stock)	—	—	—	—
Total investment securities - available for sale	$7,220	$7,496	$8,954	$9,318
Total investment securities	$95,033	$94,735	$69,395	$69,947

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2018 and 2017 :

(In Thousands)	June 30, 2018	June 30, 2017
Mortgage loans:
Single-family	$314,808	$322,197
Multi-family	476,008	479,959
Commercial real estate	109,726	97,562
Construction	7,476	16,009
Other	167	—
Commercial business loans	500	576
Consumer loans	109	129
Total loans held for investment, gross	908,794	916,432

Undisbursed loan funds	(4,302)	(9,015)
Advance payments of escrows	18	61
Deferred loan costs, net	5,560	5,480
Allowance for loan losses	(7,385)	(8,039)
Total loans held for investment, net	$902,685	$904,919

The following table sets forth information at June 30, 2018 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 2% of loans held for investment at both dates, June 30, 2018 and June 30, 2017.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$126,899	$28,186	$89,091	$58,105	$12,527	$314,808
Multi-family	139,424	163,687	161,118	11,559	220	476,008
Commercial real estate	30,771	44,413	33,990	—	552	109,726
Construction	5,793	—	—	—	1,683	7,476
Other	—	—	—	—	167	167
Commercial business loans	84	—	—	—	416	500
Consumer loans	109	—	—	—	—	109
Total loans held for investment, gross	$303,080	$236,286	$284,199	$69,664	$15,565	$908,794

The Corporation has developed an internal loan grading system to evaluate and quantify the Bank’s loans held for investment portfolio with respect to quality and risk. Management continually evaluates the credit quality of the Corporation’s loan portfolio

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	June 30, 2018
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$304,619	$472,061	$108,786	$7,476	$167	$430	$109	$893,648
Special Mention	2,548	3,947	940	—	—	—	—	7,435
Substandard	7,641	—	—	—	—	70	—	7,711
Total loans held for investment, gross	$314,808	$476,008	$109,726	$7,476	$167	$500	$109	$908,794

	June 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$310,738	$479,687	$97,361	$16,009	$496	$129	$904,420
Special Mention	3,443	272	—	—	—	—	3,715
Substandard	8,016	—	201	—	80	—	8,297
Total loans held for investment, gross	$322,197	$479,959	$97,562	$16,009	$576	$129	$916,432

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
June 30, 2018

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Year Ended June 30, 2018
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$3,601	$3,420	$879	$96	$—	$36	$7	$8,039
(Recovery) provision for loan losses	(704)	72	151	(49)	3	(12)	3	(536)
Recoveries	278	—	—	—	—	—	—	278
Charge-offs	(392)	—	—	—	—	—	(4)	(396)
Allowance for loan losses, end of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385

Allowance:
Individually evaluated for impairment	$151	$—	$—	$—	$—	$6	$—	$157
Collectively evaluated for impairment	2,632	3,492	1,030	47	3	18	6	7,228
Allowance for loan losses, end of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385

Gross Loans:
Individually evaluated for impairment	$7,072	$—	$—	$—	$—	$70	$—	$7,142
Collectively evaluated for impairment	307,736	476,008	109,726	7,476	167	430	109	901,652
Total loans held for investment, gross	$314,808	$476,008	$109,726	$7,476	$167	$500	$109	$908,794
Allowance for loan losses as a percentage of gross loans held for investment	0.88%	0.73%	0.94%	0.63%	1.80%	4.80%	5.50%	0.81%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

	Year Ended June 30, 2017
(In Thousands)	Single-family	Multi-family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$4,933	$2,800	$848	$31	$7	$43	$8	$8,670
(Recovery) provision for loan losses	(1,640)	602	31	65	(7)	(82)	(11)	(1,042)
Recoveries	507	18	—	—	—	75	13	613
Charge-offs	(199)	—	—	—	—	—	(3)	(202)
Allowance for loan losses, end of period	$3,601	$3,420	$879	$96	$—	$36	$7	$8,039

Allowance:
Individually evaluated for impairment	$86	$—	$—	$—	$—	$15	$—	$101
Collectively evaluated for impairment	3,515	3,420	879	96	—	21	7	7,938
Allowance for loan losses, end of period	$3,601	$3,420	$879	$96	$—	$36	$7	$8,039

Gross Loans:
Individually evaluated for impairment	$6,933	$—	$201	$—	$—	$80	$—	$7,214
Collectively evaluated for impairment	315,264	479,959	97,361	16,009	—	496	129	909,218
Total loans held for investment, gross	$322,197	$479,959	$97,562	$16,009	$—	$576	$129	$916,432
Allowance for loan losses as a percentage of gross loans held for investment	1.12%	0.71%	0.90%	0.60%	—%	6.25%	5.43%	0.88%

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:

(In Thousands)	Year Ended June 30,
	2018	2017	2016

Balance, beginning of year	$8,039	$8,670	$8,724
Recovery from the allowance for loan losses	(536)	(1,042)	(1,715)
Recoveries	278	613	2,069
Charge-offs	(396)	(202)	(408)
Balance, end of year	$7,385	$8,039	$8,670

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
June 30, 2018

no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

	At or For the Year Ended June 30, 2018
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$1,333	$—	$1,333	$(185)	$1,148	$871	$51
Without a related allowance(2)	5,569	(724)	4,845	—	4,845	6,767	203
Total single-family	6,902	(724)	6,178	(185)	5,993	7,638	254

Commercial real estate:
Without a related allowance(2)	—	—	—	—	—	17	13
Total commercial real estate	—	—	—	—	—	17	13

Commercial business loans:
With a related allowance	70	—	70	(6)	64	75	5
Total commercial business loans	70	—	70	(6)	64	75	5

Total non-performing loans	$6,972	$(724)	$6,248	$(191)	$6,057	$7,730	$272

(1) Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2) There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

At June 30, 2018 and 2017, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The following tables denote the past due status of the Corporation's loans held for investment, gross, at the dates indicated.

	June 30, 2018
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$307,863	$804	$6,141	$314,808
Multi-family	476,008	—	—	476,008
Commercial real estate	109,726	—	—	109,726
Construction	7,476	—	—	7,476
Other	167	—	—	167
Commercial business loans	430	—	70	500
Consumer loans	108	1	—	109
Total loans held for investment, gross	$901,778	$805	$6,211	$908,794

(1) All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2017
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$313,146	$1,035	$8,016	$322,197
Multi-family	479,959	—	—	479,959
Commercial real estate	97,361	—	201	97,562
Construction	16,009	—	—	16,009
Commercial business loans	496	—	80	576
Consumer loans	129	—	—	129
Total loans held for investment, gross	$907,100	$1,035	$8,297	$916,432

(1) All loans 90 days or greater past due are placed on non-accrual status.

During the fiscal years ended June 30, 2018, 2017 and 2016, the Corporation’s average investment in non-performing loans was $7.7 million, $10.1 million and $13.5 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal years ended June 30, 2018, 2017 and 2016, interest income of $272,000, $389,000 and $766,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $88,000, $68,000 and $118,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, and was not included in the loan interest income; while $292,000, $327,000 and $298,000, respectively, was collected and applied to reduce the net loan balances.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The effect of the non-performing loans on interest income for the years ended June 30, 2018, 2017 and 2016 is presented below:

(In Thousands)	Year Ended June 30,
	2018	2017	2016

Contractual interest due	$400	$517	$724
Interest collected	(312)	(449)	(606)
Net foregone interest	$88	$68	$118

For the fiscal year ended June 30, 2018, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; two loans (previously modified) were downgraded; while two loans were upgraded to the pass category; and one loan was converted to a REO.  For the fiscal year ended 2017, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; while three loans were converted to REOs. During the fiscal years ended June 30, 2018 and 2017, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2018, no restructured loan was extended beyond the initial maturity of the modification; while in fiscal 2017, there was one restructured loan with a total balance of $85,000 that had its modification extended beyond the initial maturity of the modification.

As of June 30, 2018, the net outstanding balance of the Corporation's 11 restructured loans was $5.2 million:  one was classified as special mention and remains on accrual status ($389,000); one was classified as substandard on accrual status ($1.4 million); and nine were classified as substandard on non-accrual status ($3.4 million).  As of June 30, 2018, $2.9 million, or 56 percent, of the restructured loans were current with respect to their payment status. As of June 30, 2017, the net outstanding balance of the Corporation's 10 restructured loans was $3.6 million: one loan was classified as special mention on accrual status ($506,000); and nine loans were classified as substandard ($3.1 million, all on non-accrual status). As of June 30, 2017, $1.7 million, 46 percent, of the restructured loans had a current payment status.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2018 and 2017 :

(In Thousands)	June 30, 2018	June 30, 2017
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,328	$3,061
Commercial business loans	64	65
Total	3,392	3,126

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,788	506
Total	1,788	506
Total restructured loans	$5,180	$3,632

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The following table shows the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2018 and 2017:

	At June 30, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,228	$—	$2,228	$(151)	$2,077
Without a related allowance(2)	3,450	(411)	3,039	—	3,039
Total single-family	5,678	(411)	5,267	(151)	5,116

Commercial business loans:
With a related allowance	70	—	70	(6)	64
Total commercial business loans	70	—	70	(6)	64

Total restructured loans	$5,748	$(411)	$5,337	$(157)	$5,180
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
June 30, 2018

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2018	2017	2016

Balance, beginning of year	$578	$1,861	$2,367
Originations	2,415	3,844	3,500
Sales and payments	(2,316)	(5,127)	(4,006)
Balance, end of year	$677	$578	$1,861

As of June 30, 2018 and 2017, all of the related-party loans were performing in accordance with their original contractual terms.

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:

(In Thousands)	As of June 30,
	2018	2017	2016
Loans serviced for Freddie Mac	$19,244	$13,907	$6,819
Loans serviced for Fannie Mae	96,384	90,076	78,250
Loans serviced for FHLB – San Francisco	11,786	15,105	20,385
Loans serviced for other investors	995	216	15
Total loans serviced for others	$128,409	$119,304	$105,469

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s Consolidated Statements of Operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2018 and 2017, the Corporation held borrowers’ escrow balances related to loans serviced for others of $577,000 and $546,000, respectively.

In estimating fair values of the MSA at June 30, 2018 and 2017, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 13.42% and 17.02%, respectively, and a weighted-average discount rate of 9.11% and 9.11%, respectively.  Management obtained CPR estimates from an independent third party and reviewed for reasonableness given current market data. The discount rates were derived from market data. The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $916,000 and a fair value of $1.0 million at June 30, 2018.  This compares to the MSA at June 30, 2017 which had a carrying value of $739,000 and a fair value of $811,000.  An allowance may be recorded to adjust the carrying value of each category of MSA to the lower of cost or market.  As of June 30, 2018, a total allowance of $82,000 was required for six categories of MSA, compared to a total allowance of $158,000 for eight categories of MSA as of June 30, 2017.  Total additions to the MSA during the years ended June 30, 2018, 2017 and 2016 were $237,000, $269,000 and $394,000, respectively.  Total amortization of the MSA during the years ended June 30, 2018, 2017 and 2016 was $136,000, $167,000 and $243,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis and is described in Note 1 under PBM activities.

The following table summarizes the Corporation’s MSA for years ended June 30, 2018 and 2017 :

	Year Ended June 30,
(Dollars In Thousands)	2018	2017

MSA balance, beginning of fiscal year	$897	$795
Additions	237	269
Amortization	(136)	(167)
MSA balance, end of fiscal year, before allowance	998	897
Allowance	(82)	(158)
MSA balance, end of fiscal year	$916	$739

Fair value, beginning of fiscal year	$811	$627
Fair value, end of fiscal year	$1,015	$811

Allowance, beginning of fiscal year	$158	$168
Impairment recoveries	(76)	(10)
Allowance, end of fiscal year	$82	$158

Key Assumptions:
Weighted-average discount rate	9.11%	9.11%
Weighted-average prepayment speed	13.42%	17.02%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2019	$212
2020	180
2021	146
2022	118
2023	95
Thereafter	247
Total estimated amortization expense	$998

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2018 and 2017 .  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2018	2017
MSA net carrying value	$916	$739

CPR assumption (weighted-average)	13.42%	17.02%
Impact on fair value with 10% adverse change in prepayment speed	$(31)	$(28)
Impact on fair value with 20% adverse change in prepayment speed	$(61)	$(55)

Discount rate assumption (weighted-average)	9.11%	9.11%
Impact on fair value with 10% adverse change in discount rate	$(45)	$(33)
Impact on fair value with 20% adverse change in discount rate	$(88)	$(64)

At June 30, 2018 and 2017, the Corporation has recorded interest-only strips under the MPF Program with a fair value of $23,000 and $31,000, comprised of gross unrealized gains with no remaining mortgage servicing asset.  There were no additions to the mortgage servicing asset related to the MPF Program during fiscal 2018, 2017 or 2016; and there was no amortization of the mortgage servicing asset during the years ended June 30, 2018 and 2017, while there was $1,000 of amortization of the mortgage servicing asset during the year ended June 30, 2016.

Loans sold consisted of the following for the years indicated:

(In Thousands)	Year Ended June 30,
	2018	2017	2016
Loans sold:
Servicing – released	$1,174,618	$1,935,349	$1,948,423
Servicing – retained	27,566	38,250	45,798
Total loans sold	$1,202,184	$1,973,599	$1,994,221

During the years ended June 30, 2018, 2017 and 2016, the Corporation sold 12%, 12% and 14%, respectively, of its loans originated for sale to a single investor, other than Freddie Mac or Fannie Mae.  If the Corporation is unable to sell loans to this investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Loans held for sale, at fair value, at June 30, 2018 and 2017 consisted of the following:

(In Thousands)	June 30,
	2018	2017
Fixed rate	$94,730	$115,703
Adjustable rate	1,568	845
Total loans held for sale, at fair value	$96,298	$116,548

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Note 5: Real Estate Owned

Real estate owned at June 30, 2018 and 2017 consisted of the following:

(In Thousands)	June 30,
	2018	2017
Real estate owned	$906	$2,167
Allowance for estimated real estate owned losses	—	(552)
Total real estate owned, net	$906	$1,615

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2018, real estate owned was comprised of two single-family residences located in California.  This compares to two single-family residences at June 30, 2017, one residence located in California and one residence located in Arizona.

During fiscal 2018, the Corporation acquired four real estate owned properties in the settlement of loans and sold four properties for a net loss of $558,000 which was partially offset by a reduction in the reserve for REO of $552,000 upon sales.  In fiscal 2017, the Corporation acquired five real estate owned properties in the settlement of loans and sold seven properties for a net gain of $138,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the years ended June 30, 2018, 2017 and 2016 consisted of the following:

(In Thousands)	Year Ended June 30,
	2018	2017	2016
Net (loss) gains on sale	$(558)	$138	$52
Net operating expenses	(89)	(255)	(207)
Recovery of (provision for) losses on real estate owned	561	(440)	60
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	$(86)	$(557)	$(95)

Note 6: Premises and Equipment

Premises and equipment at June 30, 2018 and 2017 consisted of the following:

(In Thousands)	June 30,
	2018	2017
Land	$2,853	$2,853
Buildings	9,843	9,850
Leasehold improvements	3,458	3,488
Furniture and equipment	5,657	5,195
Automobiles	170	165
	21,981	21,551
Less accumulated depreciation and amortization	(13,285)	(14,910)
Total premises and equipment, net	$8,696	$6,641

Depreciation and amortization expense for the years ended June 30, 2018, 2017 and 2016 amounted to $845,000, $891,000 and $891,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Note 7: Deposits

Deposits at June 30, 2018 and 2017 consisted of the following:

(Dollars in Thousands)	June 30, 2018		June 30, 2017
	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$86,174	—	$77,917
Checking deposits – interest-bearing(1)	0% - 0.30%	259,372	0% - 0.30%	259,437
Savings deposits(1)	0% - 1.29%	289,791	0% - 1.00%	285,967
Money market deposits(1)	0% - 2.00%	34,633	0% - 2.00%	35,323
Time deposits:(1)
Under $100(2)	0.00% - 3.90%	116,454	0.00% - 3.90%	134,729
$100 and over	0.15% - 2.13%	121,174	0.15% - 2.13%	133,148
Total deposits		$907,598		$926,521
Weighted-average interest rate on deposits		0.39%		0.39%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

(2)	Includes brokered deposits of $1.6 million at both June 30, 2018 and 2017.

The aggregate annual maturities of time deposits at June 30, 2018 and 2017 were as follows:

(In Thousands)	June 30,
	2018	2017
One year or less	$116,333	$113,946
Over one to two years	65,200	64,749
Over two to three years	26,163	49,618
Over three to four years	13,890	17,561
Over four to five years	14,227	11,636
Over five years	1,815	10,367
Total time deposits	$237,628	$267,877

Interest expense on deposits for the periods indicated is summarized as follows:

(In Thousands)	Year Ended June 30,
	2018	2017	2016
Checking deposits – interest-bearing	$293	$275	$336
Savings deposits	595	579	657
Money market deposits	114	112	114
Time deposits	2,493	2,842	3,290
Total interest expense on deposits	$3,495	$3,808	$4,397

The Bank is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2018 and 2017 were sufficient to cover the reserve requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2025, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2018 and 2017 of $637.0 million and $733.4 million, respectively.  In addition, the Bank pledged investment securities totaling $3.3 million at June 30, 2018 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $451,000 at June 30, 2017.  At June 30, 2018, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $411.8 million as compared to $419.8 million at June 30, 2017 which was similarly limited.  As of June 30, 2018 and 2017, the remaining/available borrowing facility was $275.1 million and $284.1 million, respectively, and the remaining/available collateral was $500.3 million and $508.1 million, respectively.

In addition, as of June 30, 2018 and 2017, the Bank had a $73.2 million and $63.5 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $77.9 million and $67.6 million, respectively. As of June 30, 2018 and 2017, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million and $17.0 million, respectively. The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity.

Borrowings at June 30, 2018 and 2017 consisted of the following:

(In Thousands)	June 30,
	2018	2017

FHLB – San Francisco advances	$126,163	$126,226

Borrowings, consisting of FHLB – San Francisco advances, were $126.2 million at both dates, June 30, 2018 and June 30, 2017.

In addition to the total borrowings described above, the Bank utilizes its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2018 and 2017 were $8.0 million and $7.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both, June 30, 2018 and June 30, 2017.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held a stock investment of $8.2 million with no excess capital stock at June 30, 2018. This compares to a required stock investment of $8.1 million with no excess capital stock at June 30, 2017.

The FHLB – San Francisco did not redeem any capital stock during fiscal 2018 and 2017, while the Bank purchased $91,000 and $14,000 in FHLB - San Francisco capital stock, respectively.  In fiscal 2018, 2017 and 2016, the FHLB – San Francisco distributed $568,000, $967,000 and $721,000 of cash dividends, respectively, to the Bank. The cash dividends received by the Bank in fiscal 2017 included a special cash dividend.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2018	2017	2016

Balance outstanding at the end of year: FHLB – San Francisco advances	$126,163	$126,226	$91,299

Weighted-average rate at the end of year: FHLB – San Francisco advances	2.47%	2.39%	2.78%

Maximum amount of borrowings outstanding at any month end: FHLB – San Francisco advances	$126,163	$181,287	$91,362

Average short-term borrowings during the year with respect to:(1)
FHLB – San Francisco advances	$8,687	$14,022	$—

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB – San Francisco advances	2.53%	0.45%	—%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2018 and 2017 were as follows:

(Dollars in Thousands)	June 30,
	2018	2017
Within one year	$25,000	$25,011
Over one to two years	—	10,000
Over two to three years	20,000	—
Over three to four years	21,163	20,000
Over four to five years	10,000	21,215
Over five years	50,000	50,000
Total borrowings	$126,163	$126,226
Weighted average interest rate	2.47%	2.39%

Note 9: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there were no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements for the years ended June 30, 2018, 2017 and 2016.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

(In Thousands)	Year Ended June 30,
	2018	2017	2016

Current:
Federal	$2,271	$1,718	$3,801
State	960	697	1,354
	3,231	2,415	5,155
Deferred:
Federal	582	937	183
State	(417)	257	34
	165	1,194	217
Provision for income taxes	$3,396	$3,609	$5,372

The Corporation's tax benefit from non-qualified equity compensation recognized in the Consolidated Statements of Operations in connection with the adoption of ASU 2016-09 for fiscal 2018 was $206,000; while the tax benefit from non-qualified equity compensation recognized in the Condensed Consolidated Statements of Stockholders' Equity for share-based compensation plans for fiscal 2017 and 2016 were $57,000 and $222,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2018		2017		2016
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$1,551	28.1%	$2,988	33.9%	$4,496	35.0%
State income tax	429	7.8%	629	7.1%	902	7.0%
Changes in taxes resulting from:
Bank-owned life insurance	(50)	(0.9)%	(57)	(0.7)%	(65)	(0.5)%
Non-deductible expenses	30	0.5%	43	0.5%	45	0.4%
Non-deductible stock-based compensation	15	0.2%	6	0.1%	(6)	(0.1)%
Excess tax benefit on stock-based compensation	(189)	(3.4)%	—	—%	—	—%
Deferred tax asset revaluation due to the Tax Act	1,765	31.9%	—	—%	—	—%
Other(1)	(155)	(2.8)%	—	—%	—	—%
Effective income tax	$3,396	61.4%	$3,609	40.9%	$5,372	41.8%

(1) Tax benefit resulting from the corporate tax rate reduction.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Deferred tax assets at June 30, 2018 and 2017 by jurisdiction were as follows:

(In Thousands)	June 30,
	2018	2017

Deferred taxes - federal	$2,636	$3,150
Deferred taxes - state	1,532	1,106
Total net deferred tax assets	$4,168	$4,256

Net deferred tax assets at June 30, 2018 and 2017 were comprised of the following:

(In Thousands)	June 30,
	2018	2017

Loss reserves	$2,873	$4,829
Non-accrued interest	502	668
Deferred compensation	2,509	3,325
Accrued vacation	224	293
Depreciation	99	181
Litigation reserves	1,441	516
Other	358	445
Total deferred tax assets	8,006	10,257

FHLB - San Francisco stock dividends	(664)	(956)
Unrealized gain on derivative financial instruments, at fair value	(123)	(657)
Prepaid expenses	(49)	—
Unrealized gain on investment securities	(82)	(153)
Unrealized gain on interest-only strips	(6)	(13)
Deferred loan costs	(2,806)	(4,078)
State tax	(108)	(144)
Total deferred tax liabilities	(3,838)	(6,001)
Net deferred tax assets	$4,168	$4,256

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of future profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2018 and 2017, the Corporation had no federal and state net tax loss carryforwards. Based on management's consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2018 and 2017 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

Retained earnings at June 30, 2018 and 2017 includes approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal years ended June 30, 2018, 2017 and 2016, there were no tax penalties or interest charges.

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

The Bank is subject to capital requirements adopted by the OCC, which require a ratio for common equity Tier 1 (“CET1”) capital, increases the Tier1 leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. In addition, Provident Financial Holdings, Inc. as a savings and loan holding company registered with the FRB, is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Provident Financial Holdings, Inc. and the Bank are required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before payment of dividends, repurchase of shares or payment of discretionary bonuses.

For calendar 2018, the minimum requirements call for a ratio of common equity Tier 1 capital ("CET1") to total risk-weighted assets (“CET1 risk-based ratio”) of 6.375%, a Tier 1 capital ratio of 7.875%, a total capital ratio of 9.875%, and a Tier1 leverage ratio of 4.000%.

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
June 30, 2018

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

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year to an amount requiring more than 2.5% of risk-weighted assets when fully implemented in January 2019. As of June 30, 2018, the conservation buffer required an amount more than 1.875%.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 capital ratio of 6.5% (new), a Tier 1 capital ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a Tier1 leverage ratio of 5% (unchanged).

At June 30, 2018, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at June 30, 2018 under the regulations of the OCC.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of June 30, 2018
Tier 1 leverage capital (to adjusted average assets)	$120,218	10.29%	$46,719	4.00%	$58,399	5.00%
CET1 capital (to risk-weighted assets)	$120,218	17.37%	$44,132	6.38%	$44,998	6.50%
Tier 1 capital (to risk-weighted assets)	$120,218	17.37%	$54,516	7.88%	$55,382	8.00%
Total capital (to risk-weighted assets)	$127,760	18.46%	$68,362	9.88%	$69,227	10.00%

As of June 30, 2017
Tier 1 leverage capital (to adjusted average assets)	$127,956	10.77%	$47,506	4.00%	$59,383	5.00%
CET1 capital (to risk-weighted assets)	$127,956	17.57%	$41,885	5.75%	$47,348	6.50%
Tier 1 capital (to risk-weighted assets)	$127,956	17.57%	$52,811	7.25%	$58,274	8.00%
Total capital (to risk-weighted assets)	$136,271	18.71%	$67,380	9.25%	$72,843	10.00%

Provident Savings Bank, F.S.B.:

As of June 30, 2018
Tier 1 leverage capital (to adjusted average assets)	$116,369	9.96%	$46,716	4.00%	$58,394	5.00%
CET1 capital (to risk-weighted assets)	$116,369	16.81%	$44,125	6.38%	$44,990	6.50%
Tier 1 capital (to risk-weighted assets)	$116,369	16.81%	$54,507	7.88%	$55,372	8.00%
Total capital (to risk-weighted assets)	$123,911	17.90%	$68,350	9.88%	$69,215	10.00%

As of June 30, 2017
Tier 1 leverage capital (to adjusted average assets)	$117,530	9.90%	$47,503	4.00%	$59,379	5.00%
CET1 capital (to risk-weighted assets)	$117,530	16.14%	$41,877	5.75%	$47,339	6.50%
Tier 1 capital (to risk-weighted assets)	$117,530	16.14%	$52,801	7.25%	$58,263	8.00%
Total capital (to risk-weighted assets)	$125,845	17.28%	$67,367	9.25%	$72,829	10.00%

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

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.   The Federal Reserve Board or the OCC may object to a capital

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test.  In fiscal 2018, 2017 and 2016, the Bank declared $5.0 million, $10.0 million and $15.0 million of cash dividends to its parent, the Corporation, respectively.

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of a participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $740,000, $843,000 and $860,000 for the years ended June 30, 2018, 2017 and 2016, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2018 and 2017, the accrued liability of the post-retirement compensation agreements was $5.4 million and $5.2 million, respectively; costs are being accrued and expensed annually.  For fiscal 2018 and 2017, the accrued expense for these liabilities was $183,000 and $290,000, respectively, net of recovery of $157,000 and $73,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2018 and 2017, the total outstanding cash surrender value of the BOLI was $7.4 million and $7.3 million, respectively.  For fiscal 2018, 2017 and 2016, the total BOLI non-taxable income, net of mortality cost was $177,000, $168,000 and $185,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2018, there were 60,000 shares that were purchased in the open market to fulfill the annual discretionary allocation. This compares to fiscal 2017 when the Corporation purchased 60,000 shares in the open market to fulfill the annual discretionary allocation. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2018, 2017 and 2016 was $1.1 million, $1.1 million and $1.0 million, respectively.  Available ESOP shares are allocated every calendar year end and the total shares allocated at December 31, 2017, 2016 and 2015 were 60,000 shares each year.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Note 12: Incentive Plans

As of June 30, 2018, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan ("2013 Plan") and the 2010 Equity Incentive Plan (“2010 Plan”). Additionally, the Corporation had two outstanding share-based compensation plans - the 2006 Equity Incentive Plan ("2006 Plan") and the 2003 Stock Option Plan (“the Stock Option Plan”). For the years ended June 30, 2018, 2017 and 2016, the compensation cost for these plans was $1.1 million, $1.5 million and $1.1 million, respectively.

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

The fair value of each option grant is estimated using the Black-Scholes option valuation model with the following assumptions as of the grant date for the periods indicated. There were no stock options granted in fiscal 2018 or 2016.  The expected volatility is based on implied volatility from historical common stock closing prices for the prior 84 months .  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Expected volatility	—%	41.4% - 41.7%	—%
Weighted-average volatility	—%	41.7%	—%
Expected dividend yield	—%	2.7%	—%
Expected term (in years)	-	7.4	-
Risk-free interest rate	—%	1.5%	—%

In fiscal 2018, there were no options granted under the Plans, while 83,750 options were exercised and 2,500 options were forfeited.

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

As of June 30, 2018 and 2017, there were 147,500 and 145,000 options, respectively, available for future grants under the Plans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2018, 2017 and 2016:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2015	961,500	$13.83
Granted	—	$—
Exercised	(80,500)	$7.33
Forfeited	(3,000)	$14.59
Outstanding at June 30, 2016	878,000	$14.43	5.44	$4,943
Vested and expected to vest at June 30, 2016	800,800	$14.40	5.17	$4,661
Exercisable at June 30, 2016	492,000	$14.25	3.28	$3,535

Outstanding at June 30, 2016	878,000	$14.43
Granted	26,000	$19.58
Exercised	(102,000)	$9.22
Forfeited	(186,750)	$25.52
Outstanding at June 30, 2017	615,250	$12.14	5.76	$4,386
Vested and expected to vest at June 30, 2017	574,600	$11.92	5.63	$4,222
Exercisable at June 30, 2017	412,000	$10.60	4.90	$3,563

Outstanding at June 30, 2017	615,250	$12.14
Granted	—	$—
Exercised	(83,750)	$8.08
Forfeited	(2,500)	$14.59
Outstanding at June 30, 2018	529,000	$12.77	5.27	$3,353
Vested and expected to vest at June 30, 2018	490,850	$12.57	5.17	$3,204
Exercisable at June 30, 2018	338,250	$11.36	4.55	$2,612

As of June 30, 2018 and 2017, there was $409,000 and $894,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 10 months and 1.6 years, respectively.  The forfeiture rate during fiscal 2018 and 2017 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In fiscal 2018, no shares of restricted stock were awarded under the Plans, while 10,500 shares were vested and distributed and 2,000 shares were forfeited. In fiscal 2017, 24,000 shares of restricted stock were awarded under the Plans with 50% vesting after two years of service and 50% vesting after four years of service, while 87,750 shares were vested and distributed and 15,250 shares

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

were forfeited. In fiscal 2016, no shares of restricted stock were awarded under the Plans, while 10,000 shares were vested and distributed and no shares were forfeited. As of June 30, 2018 and 2017, there were 267,750 and 265,750 shares available for future awards under the Plans, respectively.

The following table summarizes the restricted stock activity for the years ended June 30, 2018, 2017 and 2016:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2015	200,000	$13.35
Awarded	—	$—
Vested	(10,000)	$13.80
Forfeited	—	$—
Unvested at June 30, 2016	190,000	$13.33
Expected to vest at June 30, 2016	152,000	$13.33

Unvested at June 30, 2016	190,000	$13.33
Awarded	24,000	$17.06
Vested	(87,750)	$13.30
Forfeited	(15,250)	$13.30
Unvested at June 30, 2017	111,000	$14.16
Expected to vest at June 30, 2017	88,800	$14.16

Unvested at June 30, 2017	111,000	$14.16
Awarded	—	$—
Vested	(10,500)	$15.37
Forfeited	(2,000)	$13.30
Unvested at June 30, 2018	98,500	$14.35
Expected to vest at June 30, 2018	78,800	$14.35

As of June 30, 2018 and 2017, the unrecognized compensation expense was $409,000 and $1.1 million, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 10 months and 1.7 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2018 and 2017.  For the fiscal years ended June 30, 2018, 2017 and 2016, the fair value of shares vested and distributed was $194,000, $1.7 million and $171,000, respectively.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

In fiscal 2018, 2017 and 2016, there was no activity under the Stock Option Plan, except forfeitures of 50,000 shares, 12,500 shares and 7,500 shares, respectively. As of June 30, 2018 and 2017, there were no stock options available for future grants under the Stock Option Plan.  The remaining available stock options under the 2003 Stock Option Plan expired in November 2013.

The following is a summary of the activity in the Stock Option Plans for the years ended June 30, 2018, 2017 and 2016:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2015	70,000	$22.81
Granted	—	$—
Exercised	—	$—
Forfeited	(7,500)	$29.93
Outstanding at June 30, 2016	62,500	$21.95	0.88	$—
Vested and expected to vest at June 30, 2016	62,500	$21.95	0.88	$—
Exercisable at June 30, 2016	62,500	$21.95	0.88	$—

Outstanding at June 30, 2016	62,500	$21.95
Granted	—	$—
Exercised	—	$—
Forfeited	(12,500)	$30.08
Outstanding at June 30, 2017	50,000	$19.92	0.07	$—
Vested and expected to vest at June 30, 2017	50,000	$19.92	0.07	$—
Exercisable at June 30, 2017	50,000	$19.92	0.07	$—

Outstanding at June 30, 2017	50,000	$19.92
Granted	—	$—
Exercised	—	$—
Forfeited	(50,000)	$19.92
Outstanding at June 30, 2018	—	$—	0.00	$—
Vested and expected to vest at June 30, 2018	—	$—	0.00	$—
Exercisable at June 30, 2018	—	$—	0.00	$—

As of June 30, 2018 and 2017, there was no unrecognized compensation expense under the Stock Option Plan.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

As of June 30, 2018, 2017 and 2016, there were outstanding options to purchase 529,000 shares, 665,250 shares and 940,500 shares of the Corporation’s common stock, respectively, of which 20,000 shares, 70,000 shares and 216,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2018, 2017 and 2016, there were outstanding restricted stock awards of 98,500 shares, 111,000 shares and 190,000 shares, respectively.

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2018, 2017 and 2016, respectively:

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$2,131	7,542,071	$0.28
Effect of dilutive shares:
Stock options		104,796
Restricted stock		53,504
Diluted EPS	$2,131	7,700,371	$0.28

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$5,207	7,918,454	$0.66
Effect of dilutive shares:
Stock options		148,536
Restricted stock		32,001
Diluted EPS	$5,207	8,098,991	$0.64

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$7,474	8,347,564	$0.90
Effect of dilutive shares:
Stock options		127,546
Restricted stock		66,444
Diluted EPS	$7,474	8,541,554	$0.88

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Note 14: Commitments and Contingencies

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans, employment matters and other issues in the ordinary course of and incidental to the Corporation’s business. The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Corporation, except as set forth below. Additionally, in some actions, it is difficult to assess potential exposure because the Corporation is still in the early stages of the litigation.

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

On May 22, 2013, counsel in the McKeen-Chaplin lawsuit filed another class action called Neal vs. Provident Savings Bank, F.S.B. (the “Neal lawsuit”) in California Superior Court in Alameda County (the "State Court"). The Neal lawsuit is virtually identical to the McKeen-Chaplin lawsuit alleging that mortgage underwriters were misclassified as exempt employees.

On December 18, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs' representatives to memorialize an agreement in principle to settle the pending McKeen-Chaplin and Neal Lawsuits. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $1.8 million, which includes all settlement funds, the named plaintiff service payments, and class counsel's attorneys' fees and costs. Any additional costs and expenses related to employer-side payroll taxes will be paid by the Bank. The parties since have successfully negotiated a mutually acceptable long-form agreement which has been fully executed.

On February 21, 2018, plaintiffs filed a motion in McKeen-Chaplin asking the District Court to approve the FLSA portion of the settlement. The parties also worked together to jointly request that the Court of Appeal in Neal pass jurisdiction back to the trial court to oversee the settlement process. The Neal court granted the motion for preliminary approval on May 15, 2018. Subsequently, on July 18, 2018 the District Court approved the FLSA portion of the settlement which will allow the parties to begin the process of providing notice of the settlement to the Neal class.

The Bank's decision to settle these lawsuits was the result of the unfavorable ruling by the United States Supreme Court in the McKeen-Chaplin lawsuit and the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation if the Neal lawsuit would proceed. In addition, the Bank determined that the settlement would reduce the Bank's potential exposure to damages, penalties, fines and plaintiffs' legal fees in the event of an unfavorable outcome in the Neal lawsuit. The settlement will include the dismissal of all claims against the Bank and related parties in the McKeen-Chaplin and Neal Lawsuits without any admission of liability or wrongdoing attributed to the Bank. The settlement described in the long-form agreement remains subject to court approval and other customary conditions, including a limitation on the number of plaintiffs in each lawsuit that may opt out of the proposed settlement. If the opt out number for either lawsuit is exceeded, the Bank may at its sole and absolute discretion void the settlement within 30 days of receiving notice of the number of plaintiff’s electing to opt out of the settlement.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Based on the proposed settlement, the Corporation recorded a litigation settlement expense accrual of $650,000 in the second quarter of fiscal 2018 to fully reserve for the agreed upon settlement amount.

On August 6, 2015, a former employee, Christina Cannon, filed a lawsuit called Cannon vs. the Bank in the California Superior Court for the County of San Bernardino. Cannon seeks to represent a class of all non-exempt employees in a class action lawsuit brought under California’s Unfair Competition Law, Business & Professions Code section 17200. The underlying claims include unpaid overtime (including off-the-clock work), meal and rest period violations, minimum wage violations, and failure to reimburse business expenses. On September 8, 2017, the attorneys for the plaintiffs in the Cannon Lawsuit sent notification to the Bank and to the California Labor & Workforce Development Agency informing them of their intent to bring a claim under the Private Attorneys’ General Act of 2004 (“PAGA”) on behalf of all non-exempt employees and covering a variety of alleged wage and hour violations. On September 12, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending Cannon Lawsuit. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $2.8 million, which includes all settlement funds, the class representative enhancement award, settlement administrator’s expenses, any employer-side payroll taxes, and class counsel’s attorneys’ fees and costs. The Bank’s decision to settle this matter was the result of the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation. In addition, the Bank determined that the settlement would reduce the Bank’s potential exposure to damages, penalties, fines and plaintiffs’ legal fees in the event of an unfavorable outcome in a court trial. The settlement includes the dismissal of all claims against the Bank and related parties in the Cannon Lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Bank. The settlement described in the Memorandum of Understanding remains subject to court approval and other customary conditions. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Bank resulting in the full $2.8 million settlement expense being recognized in the first quarter of fiscal 2018.

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:

Amount
Year Ending June 30,	(In Thousands)

2019	$3,098
2020	2,437
2021	1,918
2022	1,431
2023	555
Thereafter	623
Total minimum payments required	$10,062

Lease expense under operating leases was approximately $3.1 million, $2.6 million and $2.5 million for the years ended June 30, 2018, 2017 and 2016, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of both June 30, 2018 and 2017, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $200,000.  In addition, the Bank maintained a recourse liability of $83,000 and $105,000 at June 30, 2018 and 2017, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

In the ordinary course of business, the Corporation enters into contracts with third parties under which the third parties provide services on behalf of the Corporation.  In many of these contracts, the Corporation agrees to indemnify the third party service

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of June 30, 2018 and 2017, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $66.3 million and $111.8 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

Commitments	June 30, 2018	June 30, 2017
(Dollars In Thousands)
Undisbursed loan funds – Construction loans	$4,302	$9,015
Undisbursed lines of credit – Commercial business loans	495	646
Undisbursed lines of credit – Consumer loans	503	562
Commitments to extend credit on loans to be held for investment	9,352	19,119
Total	$14,652	$29,342

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2018 and 2017 :

	For the Year Ended June 30,
(In Thousands)	2018	2017
Balance, beginning of the year	$277	$204
(Recovery) provision	(120)	73
Balance, end of the year	$157	$277

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA MBS trades, put option contracts and call option contracts are recorded at fair value on the Consolidated Statements of Financial Condition.  At

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

June 30, 2018, $849,000 was included in other assets and $464,000 was included in other liabilities. At June 30, 2017, $1.5 million was included in other assets and $38,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in the Consolidated Statements of Operations.

The net impact of derivative financial instruments on the gain on sale of loans contained in the Consolidated Statements of Operations for the years ended June 30, 2018, 2017 and 2016 was as follows:

(In Thousands)	For the Year Ended June 30,
Derivative Financial Instruments	2018	2017	2016

Commitments to extend credit on loans to be held for sale	$16	$(2,976)	$2,286
Mandatory loan sale commitments and TBA MBS trades	(1,026)	3,782	(3,937)
Option contracts	(37)	260	(112)
Total net (loss) gain	$(1,047)	$1,066	$(1,763)

The outstanding derivative financial instruments at the dates indicated were as follows:

(In Thousands)	June 30, 2018		June 30, 2017
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value

Commitments to extend credit on loans to be held for sale(1)	$56,906	$825	$92,726	$809
Best efforts loan sale commitments	(29,502)	—	(17,225)	—
Mandatory loan sale commitments and TBA MBS trades	(117,759)	(440)	(179,777)	586
Option contracts	—	—	(3,000)	37
Total	$(90,355)	$385	$(107,276)	$1,432

(1)	Net of 24.7% at June 30, 2018 and 25.7% at June 30, 2017 of commitments, which management has estimated may not fund.

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of June 30, 2018:
Loans held for investment, at fair value	$5,234	$5,546	$(312)
Loans held for sale, at fair value	$96,298	$93,791	$2,507

As of June 30, 2017:
Loans held for investment, at fair value	$6,445	$6,696	$(251)
Loans held for sale, at fair value	$116,548	$112,940	$3,608

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

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS and privately issued CMO.  The Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS and debt securities (Level 2) and broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3).

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
June 30, 2018

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
June 30, 2018

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$4,384	$—	$4,384
U.S. government sponsored enterprise MBS	—	2,762	—	2,762
Private issue CMO	—	—	350	350
Investment securities - available for sale	—	7,146	350	7,496

Loans held for investment, at fair value	—	—	5,234	5,234
Loans held for sale, at fair value	—	96,298	—	96,298
Interest-only strips	—	—	23	23

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	849	849
Derivative assets	—	—	849	849
Total assets	$—	$103,444	$6,456	$109,900

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$24	$24
Mandatory loan sale commitments	—	—	32	32
TBA MBS trades	—	408	—	408
Derivative liabilities	—	408	56	464
Total liabilities	$—	$408	$56	$464

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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
June 30, 2018

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value(1)	Interest- Only Strips	Loan Commit- ments to Originate(2)	Manda- tory Commit- ments(3)	Option Contracts	Total
Beginning balance at June 30, 2017	$461	$6,445	$31	$809	$47	$37	$7,830
Total gains or losses (realized/ unrealized):
Included in earnings	—	(60)	—	16	(87)	(37)	(168)
Included in other comprehensive income	(1)	—	(8)	—	—	—	(9)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(110)	(2,242)	—	—	8	—	(2,344)
Transfers in and/or out of Level 3	—	1,091	—	—	—	—	1,091
Ending balance at June 30, 2018	$350	$5,234	$23	$825	$(32)	$—	$6,400

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.

(3)	Consists of mandatory loan sale commitments.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate(2)	Manda- tory Commit- ments(3)	Option Contracts	Total
Beginning balance at June 30, 2016	$601	$5,159	$47	$3,785	$(31)	$—	$9,561
Total gains or losses (realized/ unrealized):
Included in earnings	—	(86)	—	(2,976)	66	260	(2,736)
Included in other comprehensive income	2	—	(16)	—	—	—	(14)
Purchases	—	—	—	—	—	284	284
Issuances	—	—	—	—	—	—	—
Settlements	(142)	(1,135)	—	—	12	(507)	(1,772)
Transfers in and/or out of Level 3	—	2,507	—	—	—	—	2,507
Ending balance at June 30, 2017	$461	$6,445	$31	$809	$47	$37	$7,830

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,845	$1,212	$6,057
Mortgage servicing assets	—	—	135	135
Real estate owned, net	—	906	—	906
Total	$—	$5,751	$1,347	$7,098

	Fair Value Measurement at June 30, 2017 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$7,049	$946	$7,995
Mortgage servicing assets	—	—	407	407
Real estate owned, net	—	1,615	—	1,615
Total	$—	$8,664	$1,353	$10,017

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2018:

(Dollars In Thousands)	Fair Value As of June 30, 2018	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$350	Market comparable pricing	Comparability adjustment	1.0% - 1.2% (1.1%)	Increase

Loans held for investment, at fair value	$5,234	Relative value analysis	Broker quotes Credit risk factor	94.9% - 104.2% (99.0%) of par 1.2% - 100.0% (4.6%)	Increase Decrease

Non-performing loans	$742	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans	$470	Relative value analysis	Loss severity	20.0% - 30.0% (22.4%)	Decrease

Mortgage servicing assets	$135	Discounted cash flow	Prepayment speed (CPR) Discount rate	7.6% - 60.0% (28.2%) 9.0% - 10.5% (9.4%)	Decrease Decrease

Interest-only strips	$23	Discounted cash flow	Prepayment speed (CPR) Discount rate	15.6% - 34.4% (29.3%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$849	Relative value analysis	TBA MBS broker quotes Fall-out ratio(3)	98.3% – 104.6% (101.5%) of par 19.0% - 25.8% (24.7%)	Increase Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$24	Relative value analysis	TBA MBS broker quotes Fall-out ratio(3)	100.0% – 103.3% (102.0%) of par 19.0% - 25.8% (24.7%)	Decrease Decrease

Mandatory loan sale commitments	$32	Relative value analysis	TBA MBS broker quotes Roll-forward costs(4)	99.3% - 104.9% (101.8%) of par 0.0221%	Increase Increase

(1)	The range is based on the historical estimated fair values and management estimates.

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
June 30, 2018

forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2018 and 2017 were as follows:

	June 30, 2018
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$897,451	$873,112	$—	$—	$873,112
Investment securities - held to maturity	$87,813	$87,239	$—	$87,239	$—
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$907,598	$877,641	$—	$—	$877,641
Borrowings	$126,163	$123,778	$—	$—	$123,778

	June 30, 2017
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$898,474	$885,650	$—	$—	$885,650
Investment securities - held to maturity	$60,441	$60,629	$—	$60,629	$—
FHLB – San Francisco stock	$8,108	$8,108	$—	$8,108	$—

Financial liabilities:
Deposits	$926,521	$896,140	$—	$—	$896,140
Borrowings	$126,226	$126,083	$—	$—	$126,083

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

Investment securities - held to maturity: The investment securities - held to maturity consist of time deposits at CRA qualified minority financial institutions, U.S. SBA securities and U.S. government sponsored enterprise MBS. Due to the short-term nature of the time deposits, the principal balance approximated fair value (Level 2). For the MBS and the U.S. SBA securities, the Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement (Level 2).

FHLB – San Francisco stock: The carrying amount reported for FHLB – San Francisco stock approximates fair value. When redeemed, the Corporation will receive an amount equal to the par value of the stock.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the fiscal year ended June 30, 2018, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

The following tables illustrate the Corporation’s operating segments for the fiscal years ended June 30, 2018, 2017 and 2016, respectively:

	For the Year Ended June 30, 2018
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$34,399	$1,901	$36,300
Recovery from the allowance for loan losses	(536)	—	(536)
Net interest income, after recovery from the allowance for loan losses	34,935	1,901	36,836

Non-interest income:
Loan servicing and other fees	509	1,066	1,575
Gain on sale of loans, net	21	15,781	15,802
Deposit account fees	2,119	—	2,119
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(86)	—	(86)
Card and processing fees	1,541	—	1,541
Other	944	—	944
Total non-interest income	5,048	16,847	21,895

Non-interest expense:
Salaries and employee benefits	18,146	16,675	34,821
Premises and occupancy	3,381	1,753	5,134
Operating and administrative expenses(1)	5,653	7,596	13,249
Total non-interest expense	27,180	26,024	53,204
Income (loss) before taxes	12,803	(7,276)	5,527
Provision (benefit) for income taxes(2)	6,005	(2,609)	3,396
Net income (loss)	$6,798	$(4,667)	$2,131
Total assets, end of period	$1,078,955	$96,594	$1,175,549

(1) Includes $1.3 million and $2.1 million of litigation settlement expenses for Provident Bank and Provident Bank Mortgage market segments, respectively.
(2) Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Act for the Provident Bank market segment.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

(In Thousands)	Year Ended June 30, 2017
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$31,589	$4,149	$35,738
Recovery from the allowance for loan losses	(808)	(234)	(1,042)
Net interest income, after recovery from the allowance for loan losses	32,397	4,383	36,780

Non-interest income:
Loan servicing and other fees	331	920	1,251
Gain on sale of loans, net	137	25,543	25,680
Deposit account fees	2,194	—	2,194
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(533)	(24)	(557)
Card and processing fees	1,451	—	1,451
Other	802	—	802
Total non-interest income	4,382	26,439	30,821

Non-interest expense:
Salaries and employee benefits	18,622	23,120	41,742
Premises and occupancy	3,251	1,810	5,061
Operating and administrative expenses(1)	4,846	7,136	11,982
Total non-interest expenses	26,719	32,066	58,785
Income (loss) before income taxes	10,060	(1,244)	8,816
Provision (benefit) for income taxes	4,132	(523)	3,609
Net income (loss)	$5,928	$(721)	$5,207
Total assets, end of fiscal year	$1,083,837	$116,796	$1,200,633

(1) Includes $1.2 million of litigation settlement expenses for the Provident Bank Mortgage market segment.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the fiscal years ended June 30, 2018, 2017 and 2016 were $1.1 million, $992,000 and $468,000, respectively.

3.
PBM receives a discount (loss on sale of loans) or a premium (gain on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The loss on sale of loans in the fiscal years ended June 30, 2018, 2017 and 2016 was $248,000, $286,000 and $55,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the fiscal years ended June 30, 2018, 2017 and 2016 were $114,000, $131,000 and $108,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the fiscal years ended June 30, 2018, 2017 and 2016 were $283,000, $355,000 and $452,000, respectively.

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the fiscal years ended June 30, 2018, 2017 and 2016 were $92,000, $105,000 and $113,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the fiscal years ended June 30, 2018, 2017 and 2016 were $193,000, $193,000 and $195,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the fiscal years ended June 30, 2018, 2017 and 2016 was $2.0 million, $1.9 million and $1.8 million, respectively.

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2018 and 2017 and condensed statements of operations, comprehensive income and cash flows for the fiscal years ended June 30, 2018, 2017 and 2016.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2018	2017

Assets
Cash and cash equivalents	$3,789	$10,338
Investment in subsidiary	116,608	117,803
Other assets	123	141
	$120,520	$128,282

Liabilities and Stockholders’ Equity
Other liabilities	$63	$52
Stockholders’ equity	120,457	128,230
	$120,520	$128,282

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2018	2017	2016

Dividend from the Bank	$5,000	$10,000	$15,000
Interest and other income	19	36	52
Total income	5,019	10,036	15,052

General and administrative expenses	1,077	1,019	808
Earnings before income taxes and equity in undistributed earnings of the Bank	3,942	9,017	14,244

Income tax benefit	(379)	(413)	(317)
Earnings before equity in undistributed earnings of the Bank	4,321	9,430	14,561

Equity in undistributed earnings of the Bank	(2,190)	(4,223)	(7,087)
Net income	$2,131	$5,207	$7,474

Condensed Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2018	2017	2016

Net income	$2,131	$5,207	$7,474

Other comprehensive income	—	—	—

Total comprehensive income	$2,131	$5,207	$7,474

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2018	2017	2016

Cash flows from operating activities:
Net income	$2,131	$5,207	$7,474
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	2,190	4,223	7,087
Decrease (increase) in other assets	18	(36)	(85)
Increase (decrease) in other liabilities	10	—	(8)
Net cash provided by operating activities	4,349	9,394	14,468

Cash flow from financing activities:
Exercise of stock options	677	942	590
Treasury stock purchases	(7,347)	(8,714)	(13,038)
Cash dividends	(4,228)	(4,119)	(4,014)
Net cash used for financing activities	(10,898)	(11,891)	(16,462)
Net decrease in cash and cash equivalents	(6,549)	(2,497)	(1,994)
Cash and cash equivalents at beginning of year	10,338	12,835	14,829
Cash and cash equivalents at end of year	$3,789	$10,338	$12,835

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Note 19: Quarterly Results of Operations (Unaudited)

The following tables set forth the quarterly financial data for the fiscal years ended June 30, 2018 and 2017 :

	For Fiscal Year 2018
(Dollars In Thousands, Except Per Share Amount)	For the Year Ended June 30, 2018	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$42,712	$10,910	$10,692	$10,365	$10,745
Interest expense	6,412	1,603	1,568	1,614	1,627
Net interest income	36,300	9,307	9,124	8,751	9,118

(Recovery) provision from the allowance for loan losses	(536)	(189)	(505)	(11)	169
Net interest income, after (recovery) provision from the allowance for loan losses	36,836	9,496	9,629	8,762	8,949

Non-interest income	21,895	4,592	5,210	5,741	6,352
Non-interest expense(1)	53,204	11,818	12,439	13,213	15,734
Income (loss) before income taxes	5,527	2,270	2,400	1,290	(433)

Provision (benefit) for income taxes(2)	3,396	870	667	2,067	(208)
Net income (loss)	$2,131	$1,400	$1,733	$(777)	$(225)

Basic earnings (loss) per share	$0.28	$0.19	$0.23	$(0.10)	$(0.03)
Diluted earnings (loss) per share	$0.28	$0.18	$0.23	$(0.10)	$(0.03)

(1) Includes $3.4 million, $0.7 million and $2.8 million of litigation settlement expenses for the year ended June 30, 2018, second quarter and first quarter of fiscal 2018, respectively.
(2) Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Act for the year ended June 30, 2018 and second quarter of fiscal 2018.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

	For Fiscal Year 2017
(Dollars In Thousands, Except Per Share Amount)	For the Year Ended June 30, 2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$42,417	$10,530	$10,280	$10,803	$10,804
Interest expense	6,679	1,612	1,633	1,718	1,716
Net interest income	35,738	8,918	8,647	9,085	9,088

Recovery from the allowance for loan losses	(1,042)	(377)	(165)	(350)	(150)
Net interest income, after recovery from the allowance for loan losses	36,780	9,295	8,812	9,435	9,238

Non-interest income	30,821	6,946	6,791	7,832	9,252
Non-interest expense(1)	58,785	14,717	13,768	14,668	15,632
Income before income taxes	8,816	1,524	1,835	2,599	2,858

Provision for income taxes	3,609	560	690	1,095	1,264
Net income	$5,207	$964	$1,145	$1,504	$1,594

Basic earnings per share	$0.66	$0.12	$0.14	$0.19	$0.20
Diluted earnings per share	$0.64	$0.12	$0.14	$0.18	$0.20
.
(1) Includes $1.2 million, $1.0 million and $0.2 million of litigation settlement expenses for the year ended June 30, 2017, fourth quarter and second quarter of fiscal 2017, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

Note 20: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the fiscal years ended June 30, 2018, 2017 and 2016:

	Unrealized Gains and Losses on
(Dollars In Thousands, Net of Statutory Taxes)	Investment Securities Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2015	$294	$37	$331

Other comprehensive loss before reclassifications	(66)	(10)	(76)
Amount reclassified from accumulated other comprehensive income	58	—	58
Net other comprehensive loss	(8)	(10)	(18)

Ending balance at June 30, 2016	286	27	313

Other comprehensive loss before reclassifications	(75)	(9)	(84)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(75)	(9)	(84)

Ending balance at June 30, 2017	211	18	229

Other comprehensive loss before reclassifications	(55)	(5)	(60)
Amount reclassified from accumulated other comprehensive income	38	3	41
Net other comprehensive loss	(17)	(2)	(19)

Ending balance at June 30, 2018	$194	$16	$210

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
June 30, 2018

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation’s Consolidated Statements of Financial Condition, and the gross amount not offset in the Corporation’s Consolidated Statements of Financial Condition as of the dates indicated.

As of June 30, 2018:

Net
		Gross	Amount
		Amount	of Assets	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Net
		Gross	Amount
		Amount	of Liabilities	Gross Amount Not
		Offset in the	Presented in	Offset in the Consolidated
	Gross	Consolidated	the Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Amount
Liabilities
Derivatives	$440	$—	$440	$—	$—	$440
Total	$440	$—	$440	$—	$—	$440

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

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

Note 22: Subsequent Event

On July 31, 2018, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on August 21, 2018 are entitled to receive the cash dividend, payable on September 11, 2018.

Exhibit Index

13	2018 Annual Report to Stockholders

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.