Form 10-Q
period 2018-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2018-11-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   X      No         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]    Accelerated filer  [X]    Non-accelerated filer   [   ]     Smaller reporting company   [X]     Emerging growth company    [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No   X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of class:	As of November 2, 2018
Common stock, $ 0.01 par value, per share	7,506,855 shares

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2018 and June 30, 2018	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2018 and 2017	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters Ended September 30, 2018 and 2017	3
	Condensed Consolidated Statements of Stockholders' Equity
	for the Quarters Ended September 30, 2018 and 2017	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2018 and 2017	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	General	42
	Safe-Harbor Statement	43
	Critical Accounting Policies	44
	Executive Summary and Operating Strategy	44
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	45
	Comparison of Financial Condition at September 30, 2018 and June 30, 2018	46
	Comparison of Operating Results
	for the- Quarters Ended September 30, 2018 and 2017	48
	Asset Quality	54
	Loan Volume Activities	62
	Liquidity and Capital Resources	63
	Supplemental Information	65

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	65

ITEM 4 -	Controls and Procedures	69

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	70
ITEM 1A -	Risk Factors	70
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	70
ITEM 3 -	Defaults Upon Senior Securities	70
ITEM 4 -	Mine Safety Disclosures	71
ITEM 5 -	Other Information	71
ITEM 6 -	Exhibits	71

SIGNATURES		73

.
PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	September 30, 2018	June 30, 2018
Assets
Cash and cash equivalents	$78,928	$43,301
Investment securities – held to maturity, at cost	79,611	87,813
Investment securities – available for sale, at fair value	7,033	7,496
Loans held for investment, net of allowance for loan losses of $7,155 and $7,385, respectively; includes $4,945 and $5,234 at fair value, respectively	877,091	902,685
Loans held for sale, at fair value	78,794	96,298
Accrued interest receivable	3,350	3,212
Real estate owned, net	524	906
Federal Home Loan Bank ("FHLB") – San Francisco stock	8,199	8,199
Premises and equipment, net	8,779	8,696
Prepaid expenses and other assets	15,171	16,943

Total assets	$1,157,480	$1,175,549

Liabilities and Stockholders' Equity

Liabilities:
Non interest-bearing deposits	$87,250	$86,174
Interest-bearing deposits	814,862	821,424
Total deposits	902,112	907,598

Borrowings	111,149	126,163
Accounts payable, accrued interest and other liabilities	22,539	21,331
Total liabilities	1,035,800	1,055,092

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,048,115 and 18,033,115 shares issued; 7,500,860 and 7,421,426 shares outstanding, respectively)	181	181
Additional paid-in capital	95,795	94,957
Retained earnings	191,399	190,616
Treasury stock at cost (10,547,255 and 10,611,689 shares, respectively)	(165,884)	(165,507)
Accumulated other comprehensive income, net of tax	189	210

Total stockholders' equity	121,680	120,457

Total liabilities and stockholders' equity	$1,157,480	$1,175,549

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended September 30,
	2018	2017
Interest income:
Loans receivable, net	$10,174	$10,157
Investment securities	345	257
FHLB – San Francisco stock	143	141
Interest-earning deposits	338	190
Total interest income	11,000	10,745

Interest expense:
Checking and money market deposits	108	103
Savings deposits	151	149
Time deposits	621	639
Borrowings	763	736
Total interest expense	1,643	1,627

Net interest income	9,357	9,118
(Recovery) provision for loan losses	(237)	169
Net interest income, after (recovery) provision for loan losses	9,594	8,949

Non-interest income:
Loan servicing and other fees	324	363
Gain on sale of loans, net	3,132	4,847
Deposit account fees	505	558
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	1	(40)
Card and processing fees	398	381
Other	189	243
Total non-interest income	4,549	6,352

Non-interest expense:
Salaries and employee benefits	8,250	9,269
Premises and occupancy	1,345	1,314
Equipment	421	362
Professional expenses	447	520
Sales and marketing expenses	169	203
Deposit insurance premiums and regulatory assessments	165	184
Other(1)	907	3,882
Total non-interest expense	11,704	15,734

Income (loss) before income taxes	2,439	(433)
Provision (benefit) for income taxes	616	(208)
Net income (loss)	$1,823	$(225)

Basic earnings (loss) per share	$0.25	$(0.03)
Diluted earnings (loss) per share	$0.24	$(0.03)
Cash dividends per share	$0.14	$0.14

(1) Includes $2.75 million of litigation settlement expense for the quarter ended September 30, 2017.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended September 30,
	2018	2017
Net income (loss)	$1,823	$(225)

Change in unrealized holding (loss) gain on securities available for sale	(30)	2
Reclassification of (gains) losses to net income	—	—
Other comprehensive (loss) income, before income taxes	(30)	2

Income tax (benefit) provision	(9)	1
Other comprehensive (loss) income	(21)	1

Total comprehensive income (loss)	$1,802	$(224)

The accompanying notes are an integral part of these condensed consolidated finanical statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended September 30, 2018 and 2017:
	Common Stock		Additional			Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Income (Loss), Net of Tax	Total
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

Net income				1,823			1,823
Other comprehensive loss						(21)	(21)
Purchase of treasury stock(1)	(20,566)				(377)		(377)
Exercise of stock options	15,000		153				153
Distribution of restricted stock	85,000						—
Amortization of restricted stock			364				364
Stock options expense			321				321
Cash dividends(2)				(1,040)			(1,040)

Balance at September 30, 2018	7,500,860	$181	$95,795	$191,399	$(165,884)	$189	$121,680

(1)	Includes the repurchase of 20,566 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2018.

	Common Stock		Additional			Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Income, Net of Tax	Total
Balance at June 30, 2017	7,714,052	$180	$93,209	$192,754	$(158,142)	$229	$128,230

Net loss				(225)			(225)
Other comprehensive income						1	1
Purchase of treasury stock	(126,000)				(2,450)		(2.450)
Exercise of stock options	21,500		177				177
Amortization of restricted stock			149				149
Forfeiture of restricted stock			17		(17)		—
Stock options expense			117				117
Cash dividends(1)				(1,078)			(1,078)

Balance at September 30, 2017	7,609,552	$180	$93,669	$191,451	$(160,609)	$230	$124,921
(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2017.

The accompanying notes are an integral part of these condensed consolidated finanical statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,823	$(225)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	928	664
(Recovery) provision for loan losses	(237)	169
Recovery of losses on real estate owned	—	(552)
Gain on sale of loans, net	(3,132)	(4,847)
(Gain) loss on sale of real estate owned, net	(13)	580
Stock-based compensation	685	266
Provision (benefit) for deferred income taxes	505	(930)
Increase in accounts payable, accrued interest and other liabilities	2,446	1,039
Decrease in prepaid expenses and other assets	1,172	617
Loans originated for sale	(196,321)	(392,292)
Proceeds from sale of loans	215,761	386,799
Net cash provided by (used for) operating activities	23,617	(8,712)

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	25,927	(3,517)
Maturity of investment securities held to maturity	200	—
Principal payments from investment securities held to maturity	7,915	5,570
Principal payments from investment securities available for sale	432	383
Purchase of investment securities held to maturity	(200)	(10,102)
Proceeds from sale of real estate owned	395	1,587
Purchase of premises and equipment	(307)	(901)
Net cash provided by (used for) investing activities	34,362	(6,980)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(5,486)	495
Repayments of short-term borrowings, net	(15,000)	(5,000)
Repayments of long-term borrowings	(14)	(20)
Exercise of stock options	153	177
Withholding taxes on stock based compensation	(588)	(41)
Cash dividends	(1,040)	(1,078)
Treasury stock purchases	(377)	(2,450)
Net cash used for financing activities	(22,352)	(7,917)

Net increase (decrease) in cash and cash equivalents	35,627	(23,609)
Cash and cash equivalents at beginning of period	43,301	72,826
Cash and cash equivalents at end of period	$78,928	$49,217
Supplemental information:
Cash paid for interest	$1,623	$1,606
Cash paid for income taxes	$—	$—
Transfer of loans held for sale to held for investment	$724	$521
Real estate acquired in the settlement of loans	$—	$—

The accompanying notes are an integral part of these condensed consolidated finanical statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2018

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2018 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation").  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018.  The results of operations for the quarter ended September 30, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.

Note 2: Accounting Standard Updates ("ASU")

There have been no accounting standard updates or changes in the status of their adoption that are significant to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018, other than:

ASU 2014-09:
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which created FASB Accounting Standards Codification (ASC) Topic 606 ("ASC 606"). ASC 606 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Corporation adopted ASC 606 on July 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of July 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the three months ended September 30, 2018; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Corporation elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Corporation to expense costs related to obtaining a contract as incurred when the original amortization period would have been one year or less. See Note 12 for additional discussion.

ASU 2018-11
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. This ASU will be effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein, early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which allows entities the option of initially applying the new leases standard at the adoption date (such as January 1, 2019, for calendar year- end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Corporation plans to adopt ASU 2018-11 on July 1, 2019. Management is currently assessing the impact of ASU 2016-02 on the Corporation's financial position and results of operations but does not believe that adoption of ASU 2018-11 will have a material impact on its consolidated financial statements.

ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness. The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. The guidance will be effective beginning January 1, 2020, with early adoption permitted. The guidance only affects disclosures in the notes to the consolidated financial statements and will not affect the Corporation's financial position or results of operations.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

As of September 30, 2018 and 2017, there were outstanding options to purchase 514,000 shares and 591,250 shares of the Corporation's common stock, respectively. Of those shares, as of September 30, 2018 and 2017, there were 20,000 shares and 591,250 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2018, there were outstanding restricted stock awards of 13,500 shares which have a dilutive effect in the first quarter of fiscal 2019; and as of September 30, 2017, there were outstanding restricted stock awards of 109,000 shares with no dilutive effect in the first quarter of fiscal 2018.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2018 and 2017, respectively.
(In Thousands, Except Earnings Per Share)	For the Quarters Ended September 30,
	2018	2017
Numerator:
Net income (loss) – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,823	$(225)

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,431	7,694

Effect of dilutive shares:
Stock options	91	—
Restricted stock	35	—

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,557	7,694

Basic earnings (loss) per share	$0.25	$(0.03)
Diluted earnings (loss) per share	$0.24	$(0.03)

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation's operating segments for the quarters ended September 30, 2018 and 2017, respectively.
	For the Quarter Ended September 30, 2018
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$9,000	$357	$9,357
(Recovery) provision for loan losses	(332)	95	(237)
Net interest income, after (recovery) provision for loan losses	9,332	262	9,594

Non-interest income:
Loan servicing and other fees (1)	133	191	324
Gain on sale of loans, net (2)	34	3,098	3,132
Deposit account fees	505	—	505
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	1	—	1
Card and processing fees	398	—	398
Other	189	—	189
Total non-interest income	1,260	3,289	4,549

Non-interest expense:
Salaries and employee benefits	4,836	3,414	8,250
Premises and occupancy	908	437	1,345
Operating and administrative expenses	926	1,183	2,109
Total non-interest expense	6,670	5,034	11,704
Income (loss) before income taxes	3,922	(1,483)	2,439
Provision (benefit) for income taxes	1,055	(439)	616
Net income (loss)	$2,867	$(1,044)	$1,823
Total assets, end of period	$1,078,441	$79,039	$1,157,480
(1)	Includes an inter-company charge of $168 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $6 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$8,550	$568	$9,118
Provision for loan losses	169	—	169
Net interest income after provision for loan losses	8,381	568	8,949

Non-interest income:
Loan servicing and other fees (1)	47	316	363
Gain on sale of loans, net (2)	—	4,847	4,847
Deposit account fees	558	—	558
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(40)	—	(40)
Card and processing fees	381	—	381
Other	243	—	243
Total non-interest income	1,189	5,163	6,352

Non-interest expense:
Salaries and employee benefits	4,502	4,767	9,269
Premises and occupancy	827	487	1,314
Operating and administrative expenses	2,251	2,900	5,151
Total non-interest expense	7,580	8,154	15,734
Income (loss) before income taxes	1,990	(2,423)	(433)
Provision (benefit) for income taxes	811	(1,019)	(208)
Net income (loss)	$1,179	$(1,404)	$(225)
Total assets, end of period	$1,066,294	$127,492	$1,193,786

(1)	Includes an inter-company charge of $240 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $59 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2018 and June 30, 2018 were as follows:
September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS (1)	$76,051	$215	$(835)	$75,431	$76,051
U.S. SBA securities (2)	2,960	—	(17)	2,943	2,960
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$79,611	$215	$(852)	$78,974	$79,611

Available for sale:
U.S. government agency MBS	$4,024	$132	$—	$4,156	$4,156
U.S. government sponsored enterprise MBS	2,451	110	—	2,561	2,561
Private issue CMO (3)	313	3	—	316	316
Total investment securities - available for sale	$6,788	$245	$—	$7,033	$7,033
Total investment securities	$86,399	$460	$(852)	$86,007	$86,644
(1)	Mortgage-Backed Securities ("MBS").
(2)	Small Business Administration ("SBA").
(3)	Collateralized Mortgage Obligations ("CMO").

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS	$84,227	$203	$(762)	$83,668	$84,227
U.S. SBA securities	2,986	—	(15)	2,971	2,986
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$87,813	$203	$(777)	$87,239	$87,813

Available for sale:
U.S. government agency MBS	$4,234	$150	$—	$4,384	$4,384
U.S. government sponsored enterprise MBS	2,640	122	—	2,762	2,762
Private issue CMO	346	4	—	350	350
Total investment securities - available for sale	$7,220	$276	$—	$7,496	$7,496
Total investment securities	$95,033	$497	$(777)	$94,735	$95,309

In the first quarters of fiscal 2019 and 2018, the Corporation received MBS principal payments of $8.3 million and $6.0 million, respectively, and there were no sales of investment securities during these periods.  The Corporation did not purchase any investment securities in the first quarter of fiscal 2019; while the Corporation purchased U.S. government sponsored enterprise MBS totaling $10.1 million, to be held to maturity, during the first quarter of fiscal 2018.

The Corporation held investments with an unrealized loss position of $852,000 at September 30, 2018 and $777,000 at June 30, 2018.
As of September 30, 2018	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$16,232	$264	$26,623	$571	$42,855	$835
U.S. SBA securities	2,936	17	—	—	2,936	17
Total investment securities	$19,168	$281	$26,623	$571	$45,791	$852

As of June 30, 2018	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$47,045	$762	$—	$—	$47,045	$762
U.S. SBA securities	2,964	15	—	—	2,964	15
Total investment securities	$50,009	$777	$—	$—	$50,009	$777

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At September 30, 2018, $571,000 of the total $852,000 unrealized holding losses were more than 12 months; while at June 30, 2018, all of the unrealized holding loss was less than 12 months. The Corporation does not believe that there were any other-than-temporary impairments on the investment securities at September 30, 2018 and 2017; therefore, no impairment losses were recorded for the quarters ended September 30, 2018 and 2017.

Contractual maturities of investment securities as of September 30, 2018 and June 30, 2018 were as follows:

	September 30, 2018		June 30, 2018
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$600	$600	$600	$600
Due after one through five years	29,549	28,969	24,961	24,569
Due after five through ten years	14,141	13,886	22,847	22,477
Due after ten years	35,321	35,519	39,405	39,593
Total investment securities - held to maturity	$79,611	$78,974	$87,813	$87,239

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	6,788	7,033	7,220	7,496
Total investment securities - available for sale	$6,788	$7,033	$7,220	$7,496
Total investment securities	$86,399	$86,007	$95,033	$94,735

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:
(In Thousands)	September 30, 2018	June 30, 2018
Mortgage loans:
Single-family	$307,480	$314,808
Multi-family	454,821	476,008
Commercial real estate	112,026	109,726
Construction	8,956	7,476
Other	167	167
Commercial business loans (1)	416	500
Consumer loans (2)	104	109
Total loans held for investment, gross	883,970	908,794

Undisbursed loan funds (3)	(5,110)	(4,302)
Advance payments of escrows	3	18
Deferred loan costs, net	5,383	5,560
Allowance for loan losses	(7,155)	(7,385)
Total loans held for investment, net	$877,091	$902,685
(1)	Net of $1.5 million and $495 of undisbursed lines of credit as of September 30, 2018 and June 30, 2018, respectively.
(2)	Net of $497 and $503 of undisbursed lines of credit as of September 30, 2018 and June 30, 2018, respectively.
(3)	Comprised solely of undisbursed construction loan funds.

The following table sets forth information at September 30, 2018 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 2% of loans held for investment at both September 30, 2018 and June 30, 2018.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation's actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$116,585	$28,559	$93,276	$57,120	$11,940	$307,480
Multi-family	130,379	161,337	148,803	14,093	209	454,821
Commercial real estate	32,602	43,629	35,269	—	526	112,026
Construction	7,273	—	—	—	1,683	8,956
Other	—	—	—	—	167	167
Commercial business loans	42	—	—	—	374	416
Consumer loans	104	—	—	—	—	104
Total loans held for investment, gross	$286,985	$233,525	$277,348	$71,213	$14,899	$883,970

The Corporation has developed an internal loan grading system to evaluate and quantify the Bank's loans held for investment portfolio with respect to quality and risk.  Management continually evaluates the credit quality of the Corporation's loan portfolio and conducts a quarterly review of the adequacy of the allowance for loan losses using quantitative and qualitative methods. The Corporation has adopted an internal risk rating policy in which each loan is rated for credit quality with a rating of pass, special mention, substandard, doubtful or loss.  The two primary components that are used during the loan review process to determine the proper allowance levels are individually evaluated allowances and collectively evaluated allowances.  Quantitative loan loss factors are developed by determining the historical loss experience, expected future cash flows, discount rates and collateral fair values, among others.  Qualitative loan loss factors are developed by assessing general economic indicators such as gross domestic product, retail sales, unemployment rates, employment growth, California home sales and median California home prices.  The Corporation assigns individual factors for the quantitative and qualitative methods for each loan category and each internal risk rating.

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
▪
Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss.  While concerns exist, the bank is currently protected and loss is considered unlikely and not imminent.

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:
	September 30, 2018
In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$298,414	$450,894	$112,026	$6,906	$167	$348	$104	$868,859
Special Mention	1,141	3,927	—	—	—	—	—	5,068
Substandard	7,925	—	—	2,050	—	68	—	10,043
Total loans held for investment, gross	$307,480	$454,821	$454,821	$8,956	$167	$416	$104	$883,970
	June 30, 2018
In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$304,619	$472,061	$108,786	$7,476	$167	$430	$109	$893,648
Special Mention	2,548	3,947	940	—	—	—	—	7,435
Substandard	7,641	—	—	—	—	70	—	7,711
Total loans held for investment, gross	$314,808	$476,008	$109,726	$7,476	$167	$500	$109	$908,794

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management's continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  The provision (recovery) for (from) the allowance for loan losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation's loans held for investment, will not request a significant increase in its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation's control.

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans.  For loans that were modified from their original terms, were re-underwritten and identified in the Corporation's asset quality reports as troubled debt restructurings ("restructured loans"), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent.  The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses.  The allowance for loan losses for non-performing loans is determined by applying Accounting Standards Codification ("ASC") 310, "Receivables."  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and  containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method.  For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method.  For non-performing commercial real estate loans, an individually evaluated allowance is derived based on the loan's discounted cash flow fair value (for restructured loans) or collateral fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required.

The following table summarizes the Corporation's allowance for loan losses at September 30, 2018 and June 30, 2018:

(In Thousands)	September 30, 2018	June 30, 2018
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$2,617	$2,632
Multi-family	3,336	3,492
Commercial real estate	1,012	1,030
Construction	38	47
Other	3	3
Commercial business loans	14	18
Consumer loans	6	6
Total collectively evaluated allowance	7,026	7,228

Individually evaluated for impairment:
Mortgage loans:
Single-family	124	151
Commercial business loans	5	6
Total individually evaluated allowance	129	157
Total loan loss allowance	$7,155	$7,385

The following table is provided to disclose additional details on the Corporation's allowance for loan losses:
	For the Quarters Ended September 30,
(Dollars in Thousands)	2018	2017

Allowance at beginning of period	$7,385	$8,039

(Recovery) provision for loan losses	(237)	169

Recoveries:
Mortgage loans:
Single-family	32	84
Consumer loans	1	—
Total recoveries	33	84

Charge-offs:
Mortgage loans:
Single-family	(25)	(229)
Consumer loans	(1)	—
Total charge-offs	(26)	(229)

Net recoveries (charge-offs)	7	(145)
Balance at end of period	$7,155	$8,063

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.81%	0.88%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	0.00%	0.06%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.
	September 30, 2018
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$301,055	$—	$6,425	$307,480
Multi-family	454,821	—	—	454,821
Commercial real estate	112,026	—	—	112,026
Construction	6,906	—	2,050	8,956
Other	167	—	—	167
Commercial business loans	348	—	68	416
Consumer loans	104	—	—	104
Total loans held for investment, gross	$875,427	$—	$8,543	$883,970
(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2018
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$307,863	$804	$6,141	$314,808
Multi-family	476,008	—	—	476,008
Commercial real estate	109,726	—	—	109,726
Construction	7,476	—	—	7,476
Other	167	—	—	167
Commercial business loans	430	—	70	500
Consumer loans	108	1	—	109
Total loans held for investment, gross	$901,778	$805	$6,211	$908,794

(1)  All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation's allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Quarter Ended September 30, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385
Recovery from the allowance for loan losses	(49)	(156)	(18)	(9)	—	(5)	—	(237)
Recoveries	32	—	—	—	—	—	1	33
Charge-offs	(25)	—	—	—	—	—	(1)	(26)
Allowance for loan losses, end of period	$2,741	$3,336	$1,012	$38	$3	$19	$6	$7,155

Allowance for loan losses:
Individually evaluated for impairment	$124	$—	$—	$—	$—	$5	$—	$129
Collectively evaluated for impairment	2,617	3,336	1,012	38	3	14	6	7,026
Allowance for loan losses, end of period	$2,741	$3,336	$1,012	$38	$3	$19	$6	$7,155

Loans held for investment:
Individually evaluated for impairment	$6,370	$—	$—	$2,050	$—	$68	$—	$8,488
Collectively evaluated for impairment	301,110	454,821	112,026	6,906	167	348	104	875,482
Total loans held for investment, gross	$307,480	$454,821	$112,026	$8,956	$167	$416	$104	$883,970
Allowance for loan losses as a percentage of gross loans held for investment	0.89%	0.73%	0.90%	0.42%	1.80%	4.57%	5.77%	0.81%

	Quarter Ended September 30, 2017
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,601	$3,420	$879	$96	$36	$7	$8,039
Provision (recovery) for loan losses	123	11	(4)	44	(5)	—	169
Recoveries	84	—	—	—	—	—	84
Charge-offs	(229)	—	—	—	—	—	(229)
Allowance for loan losses, end of period	$3,579	$3,431	$875	$140	$31	$7	$8,063

Allowance for loan losses:
Individually evaluated for impairment	$17	$—	$—	$—	$15	$—	$32
Collectively evaluated for impairment	3,562	3,431	875	140	16	7	8,031
Allowance for loan losses, end of period	$3,579	$3,431	$875	$140	$31	$7	$8,063

Loans held for investment:
Individually evaluated for impairment	$6,239	$—	$—	$—	$79	$—	$6,318
Collectively evaluated for impairment	316,124	482,617	96,863	16,290	387	131	912,412
Total loans held for investment, gross	$322,363	$482,617	$96,863	$16,290	$466	$131	$918,730
Allowance for loan losses as a percentage of gross loans held for investment	1.11%	0.71%	0.90%	0.86%	6.65%	5.34%	0.88%

The following tables identify the Corporation's total recorded investment in non-performing loans by type at the dates and for the periods indicated.  Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower's financial condition is such that collection of the contractual principal or interest on the loan is doubtful.  In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured.  A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current, the borrower(s) has demonstrated sustained payment performance and future monthly principal and interest payments are expected to be collected on a timely basis.  Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell, to establish realizable value.  This analysis may identify a specific impairment amount needed or may conclude that no reserve is needed.  Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.
	At September 30, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,313	$—	$2,313	$(408)	$1,905
Without a related allowance(2)	4,832	(684)	4,148	—	4,148
Total single-family	7,145	(684)	6,461	(408)	6,053

Construction:
Without a related allowance(3)	745	—	745	—	745
Total construction	745	—	745	—	745

Commercial business loans:
With a related allowance	68	—	68	(4)	64
Total commercial business loans	68	—	68	(4)	64

Total non-performing loans	$7,958	$(684)	$7,274	$(412)	$6,862

(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.
(3)  There was no related allowance for loan losses because the loans, net of undisbursed loan funds, have been charged-off to their fair value or the fair value of the collateral is higher than the net loan balance.

	At June 30, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,333	$—	$1,333	$(185)	$1,148
Without a related allowance(2)	5,569	(724)	4,845	—	4,845
Total single-family	6,902	(724)	6,178	(185)	5,993

Commercial business loans:
With a related allowance	70	—	70	(6)	64
Total commercial business loans	70	—	70	(6)	64

Total non-performing loans	$6,972	$(724)	$6,248	$(191)	$6,057

(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At both September 30, 2018 and June 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing, except for one construction loan with undisbursed loan funds at September 30, 2018..

For the quarters ended September 30, 2018 and 2017, the Corporation's average recorded investment in non-performing loans was $7.0 million and $7.9 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended September 30, 2018 and 2017, interest income of $65,000 and $160,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $56,000 and $94,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2018 and 2017:
	Quarter Ended September 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$4,599	$40	$6,167	$135
Commercial real estate	—	—	67	13
Construction	248	—	—	—
	4,847	40	6,234	148

With related allowances:
Mortgage loans:
Single-family	2,071	24	1,609	11
Commercial business loans	68	1	79	1
	2,139	25	1,688	12

Total	$6,986	$65	$7,922	$160

For the quarters ended September 30, 2018 and 2017, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation's asset quality reports as restructured loans.  During the quarters ended September 30, 2018 and 2017, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters ended September 30, 2018 and 2017, there were no loans whose modification was extended beyond the initial maturity of the modification.  At both September 30, 2018 and June 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of September 30, 2018, the Corporation held 10 restructured loans with a net outstanding balance of $4.8 million: one loan was classified as substandard and remains on accrual status ($1.4 million); and nine loans were classified as substandard on non-accrual status ($3.4 million). As of June 30, 2018, the Corporation held 11 restructured loans with a net outstanding balance of $5.2 million: one loan was classified as special mention and remains on accrual status ($389,000); one loan was classified as substandard and remains on accrual status ($1.4 million); and nine loans were classified as substandard on non-accrual status ($3.4 million).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of September 30, 2018 and June 30, 2018, $3.1 million or 66%, and $2.9 million or 56%, respectively, of the restructured loans were current with respect to their modified payment terms.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months; 12 months for those loans that were restructured more than once; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above, multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of the following characteristics to be upgraded: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:
	At	At
(In Thousands)	September 30, 2018	June 30, 2018
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$3,280	$3,328
Commercial business loans	64	64
Total	3,344	3,392

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,425	1,788
Total	1,425	1,788

Total restructured loans	$4,769	$5,180

The following tables identify the Corporation's total recorded investment in restructured loans by type at the dates and for the periods indicated.
	At September 30, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,221	$—	$2,221	$(125)	$2,096
Without a related allowance(2)	3,015	(406)	2,609	—	2,609
Total single-family	5,236	(406)	4,830	(125)	4,705

Commercial business loans:
With a related allowance	68	—	68	(4)	64
Total commercial business loans	68	—	68	(4)	64

Total restructured loans	$5,304	$(406)	$4,898	$(129)	$4,769

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

During the quarter ended September 30, 2018, no properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold.  This compares to the quarter ended September 30, 2017 when no properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold. As of September 30, 2018, there was one outstanding real estate owned property located in California with a net fair value of $524,000. This compares to two real estate owned properties located in California with total net fair value of $906,000 at June 30, 2018.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.
Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2018 and June 30, 2018, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $49.2 million and $66.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.
Commitments	September 30, 2018	June 30, 2018
(In Thousands)

Undisbursed loan funds – Construction loans	$5,110	$4,302
Undisbursed lines of credit – Commercial business loans	1,548	495
Undisbursed lines of credit – Consumer loans	497	503
Commitments to extend credit on loans to be held for investment	6,793	9,352
Total	$13,948	$14,652

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters ended September 30, 2018 and 2017.
	For the Quarters Ended September 30,
(In Thousands)	2018	2017
Balance, beginning of the period	$157	$277
Recovery	(8)	(64)
Balance, end of the period	$149	$213

In accordance with ASC 815, "Derivatives and Hedging," and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced ("TBA") MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At September 30, 2018, $765,000 was included in other assets and $30,000 was included in other liabilities; at June 30, 2018, $849,000 was included in other assets and $464,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments is recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2018 and 2017 was as follows:
	For the Quarters Ended September 30,
Derivative Financial Instruments	2018	2017
(In Thousands)
Commitments to extend credit on loans to be held for sale	$(329)	$(122)
Mandatory loan sale commitments and TBA MBS trades	679	(209)
Option contracts, net	—	(37)
Total net gain (loss)	$350	$(368)

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:
	September 30, 2018		June 30, 2018
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$42,403	$496	$56,906	$825
Best efforts loan sale commitments	(24,843)	—	(29,502)	—
Mandatory loan sale commitments and TBA MBS trades	(93,793)	239	(117,759)	(440)
Total	$(76,233)	$735	$(90,355)	$385

(1)	Net of 22.6% at September 30, 2018 and 24.7% at June 30, 2018 of commitments which management has estimated may not fund.

Note 8: Fair Value of Financial Instruments

The Corporation adopted ASC 820, "Fair Value Measurements and Disclosures," and elected the fair value option pursuant to ASC 825, "Financial Instruments" on loans originated for sale by PBM.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the "Fair Value Option") at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of September 30, 2018:
Loans held for investment, at fair value	$4,945	$5,306	$(361)
Loans held for sale, at fair value	$78,794	$77,126	$1,668

As of June 30, 2018:
Loans held for investment, at fair value	$5,234	$5,546	$(312)
Loans held for sale, at fair value	$96,298	$93,791	$2,507

ASC 820-10-65-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides additional guidance for estimating fair value in accordance with ASC 820, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased.

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
Unobservable inputs for the asset or liability that use significant assumptions, including assumptions of risks.  These unobservable assumptions reflect the Corporation's estimate of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

ASC 820 requires the Corporation to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Corporation's financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, mortgage servicing assets ("MSA") and real estate owned are measured at fair value on a nonrecurring basis.

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

Loans held for investment at fair value are primarily single-family loans which have been transferred from loans held for sale.  The fair value is determined by the management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan (Level 3).

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan (Level 2).

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, other than non-performing commercial real estate loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3); or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of its collateral (Level 2).  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

The Corporation uses the amortization method for its MSA, which amortizes the MSA in proportion to and over the period of estimated net servicing income and assesses the MSA for impairment based on fair value at each reporting date.  The fair value of the MSA is derived using the present value method; which includes a third party's prepayment projections of similar instruments, weighted-average coupon rates, estimated servicing costs and discount interest rates (Level 3).

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

The Corporation's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Corporation's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following fair value hierarchy tables present information at the dates indicated about the Corporation's assets measured at fair value on a recurring basis:
	Fair Value Measurement at September 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$4,156	$—	$4,156
U.S. government sponsored enterprise MBS	—	2,561	—	2,561
Private issue CMO	—	—	316	316
Investment securities - available for sale	—	6,717	316	7,033

Loans held for investment, at fair value	—	—	4,945	4,945
Loans held for sale, at fair value	—	78,794	—	78,794
Interest-only strips	—	—	24	24

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	516	516
Mandatory loan sale commitments	—	—	1	1
TBA MBS trades	—	248	—	248
Derivative assets	—	248	517	765
Total assets	$—	$85,759	$5,802	$91,561

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$20	$20
Mandatory loan sale commitments	—	—	10	10
Derivative liabilities	—	—	30	30
Total liabilities	$—	$—	$30	$30

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$4,384	$—	$4,384
U.S. government sponsored enterprise MBS	—	2,762	—	2,762
Private issue CMO	—	—	350	350
Investment securities - available for sale	—	7,146	350	7,496

Loans held for investment, at fair value	—	—	5,234	5,234
Loans held for sale, at fair value	—	96,298	—	96,298
Interest-only strips	—	—	23	23

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	849	849
Derivative assets	—	—	849	849
Total assets	$—	$103,444	$6,456	$109,900

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$24	$24
Mandatory loan sale commitments	—	—	32	32
TBA MBS trades	—	408	—	408
Derivative liabilities	—	408	56	464
Total liabilities	$—	$408	$56	$464

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:
	For the Quarter Ended September 30, 2018
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commitments to Originate (2)	Mandatory Commitments (3)	Total
Beginning balance at June 30, 2018	$350	$5,234	$23	$825	$(32)	$6,400
Total gains or losses (realized/unrealized):
Included in earnings	—	(49)	—	(329)	22	(356)
Included in other comprehensive loss	—	—	1	—	—	1
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(34)	(710)	—	—	1	(743)
Transfers in and/or out of Level 3	—	470	—	—	—	470
Ending balance at September 30, 2018	$316	$4,945	$24	$496	$(9)	$5,772

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

(2)	Consists of commitments to extend credit on loans to be held for sale.
(3)	Consists of mandatory loan sale commitments.

	For the Quarter Ended September 30, 2017
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commit- ments to Originate (2)	Manda- tory Commit- ments (3)	Option Contracts	Total
Beginning balance at June 30, 2017	$461	$6,445	$31	$809	$47	$37	$7,830
Total gains or losses (realized/unrealized):
Included in earnings	—	8	—	(122)	(53)	(37)	(204)
Included in other comprehensive income	1	—	(3)	—	—	—	(2)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(14)	(51)	—	—	2	—	(63)
Transfers in and/or out of Level 3	—	522	—	—	—	—	522
Ending balance at September 30, 2017	$448	$6,924	$28	$687	$(4)	$—	$8,083

(1)
The valuation of loans held for investment at fair value includes the management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

(2)	Consists of commitments to extend credit on loans to be held for sale.
(3)	Consists of mandatory loan sale commitments.

The following fair value hierarchy tables present information about the Corporation's assets measured at fair value at the dates indicated on a nonrecurring basis:
	Fair Value Measurement at September 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,893	$1,969	$6,862
Mortgage servicing assets	—	—	125	125
Real estate owned, net	—	524	—	524
Total	$—	$5,417	$2,094	$7,511

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,845	$1,212	$6,057
Mortgage servicing assets	—	—	135	135
Real estate owned, net	—	906	—	906
Total	$—	$5,751	$1,347	$7,098

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of September 30, 2018:
(Dollars In Thousands)	Fair Value As of September 30, 2018	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$316	Market comparable pricing	Comparability adjustment	1.1% – 1.3% (1.1%)	Increase

Loans held for investment, at fair value	$4,945	Relative value analysis	Broker quotes Credit risk factors	95.4% – 103.5% (98.4%) of par 1.2% - 100.0% (5.2%)	Increase Decrease

Non-performing loans	$735	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$1,234	Relative value analysis	Loss severity	20.0% - 30.0% (22.5%)	Decrease

Mortgage servicing assets	$125	Discounted cash flow	Prepayment speed (CPR) Discount rate	7.6% - 60.0% (27.0%)9.0% - 10.5%(9.4%)	Decrease Decrease

Interest-only strips	$24	Discounted cash flow	Prepayment speed (CPR) Discount rate	12.2% - 25.8% (24.1%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$516	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	97.3% – 104.6% (101.4%) of par 19.2% - 23.5% (22.6%)	Increase Decrease

Mandatory loan sale commitments	$1	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	99.1% of par 0.029%	Decrease Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$20	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	101.3% – 103.5% (101.3%) of par 19.2% - 23.5% (22.6%)	Decrease Decrease

Mandatory loan sale commitments	$10	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	98.8% - 104.4% (101.9%) of par 0.029%	Increase Increase

(1)	The range is based on the estimated fair values and management estimates.
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

The significant unobservable inputs used in the fair value measurement of the Corporation's assets and liabilities include the following: prepayment speeds, discount rates, MBS – TBA quotes, fallout ratios, broker quotes and roll-forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation's other financial instruments as of September 30, 2018 and June 30, 2018 was as follows:
	September 30, 2018
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$79,611	$78,974	—	$78,974	$—
Loans held for investment, not recorded at fair value	$872,146	$842,453	—	—	$842,453
FHLB – San Francisco stock	$8,199	$8,199	—	$8,199	—

Financial liabilities:
Deposits	$902,112	$872,546	—	—	$872,546
Borrowings	$111,149	$108,367	—	—	$108,367

	June 30, 2018
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$87,813	$87,239	—	$87,239	—
Loans held for investment, not recorded at fair value	$897,451	$873,112	—	—	$873,112
FHLB – San Francisco stock	$8,199	$8,199	—	$8,199	—

Financial liabilities:
Deposits	$907,598	$877,641	—	—	$877,641
Borrowings	$126,163	$123,778	—	—	$123,778

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2018, there were no significant changes to the Corporation's valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Incentive Plans

As of September 30, 2018, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan ("2013 Plan") and the 2010 Equity Incentive Plan ("2010 Plan").  Additionally, the Corporation had one inactive share-based compensation plan - the 2006 Equity Incentive Plan ("2006 Plan") where no new awards can be granted but outstanding grants remain eligible for exercise.

For the quarters ended September 30, 2018 and 2017, the compensation cost for these plans was $685,000 and $266,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the quarters ended September 30, 2018 and 2017 were $126,000 and $27,000, respectively.

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
During the first quarter of fiscal 2019, no options were granted or forfeited, while 15,000 options were exercised.  This compares to the first quarter of fiscal 2018 when no options were granted, 21,500 options were exercised and 2,500 options were forfeited. As of September 30, 2018 and 2017, there were 147,500 stock options available for future grants under the Plans at both dates.

The following table summarizes the stock option activity in the Plans for the quarter ended September 30, 2018.

	For the Quarter Ended September 30, 2018
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2018	529,000	$12.77
Granted	—	$—
Exercised	(15,000)	$10.21
Forfeited	—	$—
Outstanding at September 30, 2018	514,000	$12.84	5.06	$2,838
Vested and expected to vest at September 30, 2018	510,800	$12.80	5.04	$2,838
Exercisable at September 30, 2018	498,000	$12.63	4.96	$2,838

As of September 30, 2018 and 2017, there was $88,000 and $777,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.0 years and 1.3 years, respectively.  The forfeiture rate during the first three months of fiscal 2019 and 2018 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of stock option grants and is reviewed annually.

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

There were no restricted stock awards and no forfeitures, while there were 85,000 shares of restricted stock vested in the first quarter of fiscal 2019. This compares to no restricted stock activity, other than the forfeiture of 2,000 shares of restricted stock in the first quarter of fiscal 2018. As of September 30, 2018 and 2017, there were 267,750 shares and 267,750 shares of restricted stock, respectively available for future awards under the Plans.

The following table summarizes the unvested restricted stock activity in the quarter ended September 30, 2018.

	For the Quarter Ended September 30, 2018
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2018	98,500	$14.35
Granted	—	$—
Vested	(85,000)	$13.74
Forfeited	—	$—
Unvested at September 30, 2018	13,500	$18.20
Expected to vest at September 30, 2018	10,800	$18.20

As of September 30, 2018 and 2017, the unrecognized compensation expense was $192,000 and $1.0 million, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders' equity.  This expense is expected to be recognized over a weighted-average period of 1.8 years and 1.5 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first three months of fiscal 2019 and 2018.

Note 10: Reclassification adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters ended September 30, 2018 and 2017.
	For the Quarter Ended September 30, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2018	$194	$16	$210

Other comprehensive (loss) income before reclassifications	(22)	1	(21)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(22)	1	(21)

Ending balance at September 30, 2018	$172	$17	$189

	For the Quarter Ended September 30, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2017	$211	$18	$229

Other comprehensive income (loss) before reclassifications	3	(2)	1
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	3	(2)	1

Ending balance at September 30, 2017	$214	$16	$230

Note 11: Offsetting Derivative and Other Financial Instruments

The Corporation's derivative transactions are generally governed by International Swaps and Derivatives Association Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties.  When the Corporation has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office.  The Corporation's policy is to present its derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition on a net basis.  The derivative assets and liabilities are comprised of mandatory loan sale commitments, TBA MBS trades and option contracts.

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation's Condensed Consolidated Statement of Financial Condition, and the gross amount not offset in the Corporation's Condensed Consolidated Statement of Financial Condition as of the dates indicated.

As of September 30, 2018:

		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$249	$—	$249	$—	$—	$249
Total	$249	$—	$249	$—	$—	$249

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$10	$—	$10	$—	$—	$10
Total	$10	$—	$10	$—	$—	$10

As of June 30, 2018:
		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$440	$—	$440	$—	$—	$440
Total	$440	$—	$440	$—	$—	$440

Note 12: Revenue From Contracts With Customers

In accordance with ASC 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company's revenue is from interest income, which is not in the scope of ASC 606. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Company is generally the principal in these contracts, with the exception of interchanges fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue:
The following table includes the Company's non-interest income disaggregated by type of services for the quarters ended September 30, 2018 and 2017:

	For the Quarters Ended September 30,
Types of Services	2018	2017
(In Thousands)
Asset management fees	$82	$119
Debit card and ATM fees	419	402
Deposit related fees	519	567
Loan related fees	12	(25)
BOLI (1)	46	67
Loan servicing fees (1)	324	363
Net gain on sale of loans (1)	3,132	4,847
Other	15	12
Total non-interest income	$4,549	$6,352

(1)	Not in scope of ASC 606.

For the quarters ended September 30, 2018 and 2017, substantially all of the Company's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized in scope of ASC 606:

Asset management fees: Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by clients through the Trust Company. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month.

Debit card and ATM fees: Debit and ATM interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from debit cardholder transactions through the Visa® payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

Deposit related fees: Fees are earned on the Bank's deposit accounts for various products offered to or services performed for the Bank's customers. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box and others. These fees are recognized on a daily, monthly or quarterly basis, depending on the type of service.

Loan related fees: Non-interest loan fee income is earned on loans that the Bank services, excluding loans servicing fees which are not within the scope of ASC 606. Loan related fees include prepayment fees, late charges, brokered loan fees, maintenance fees and others. These fees are recognized on a daily, monthly, quarterly or annual basis, depending on the type of service.

Other: Fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle.

Note 13: Income Taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax income rate from a maximum of 35 percent to a flat 21 percent. The corporate tax rate reduction was effective January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced corporate income tax rate for its fiscal year 2018 resulted in the application of a blended federal statutory income tax rate of 28.06 percent, which is based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then a flat 21 percent tax rate thereafter.

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At June 30, 2017, the Corporation's deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35 percent. As a result of the reduction in the corporate income tax rate under the Tax Act, the Corporation revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21 percent. These re-measurements collectively resulted in a discrete tax expense of $1.8 million that was recognized in fiscal 2018.

The estimated combined federal and state statutory tax rates, before discrete items, for fiscal 2018 and 2019 are as follows:
Statutory Tax Rates	Q1FY2018	Q2-Q4FY2018	FY2019
Federal Tax Rate	35.00%	28.06%	21.00%
State Tax Rate	10.84%	10.84%	10.84%
Combined Statutory Tax Rate(1)	42.05%	35.86%	29.56%

(1) The combined statutory tax rate is net of the federal tax benefit for the state tax deduction.

The Corporation's effective tax rate may differ from the estimated statutory tax rates described above due to discrete items such as further adjustments to net deferred tax assets, excess tax benefits derived from stock option exercises and non-taxable earnings from bank owned life insurance, among other items.
Note 14: Subsequent Event

On October 25, 2018, the Corporation announced that the Corporation's Board of Directors declared a quarterly cash dividend of $0.14 per share.  Shareholders of the Corporation's common stock at the close of business on November 15, 2018 will be entitled to receive the cash dividend.  The cash dividend will be payable on December 6, 2018.

ITEM 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion").  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB").  At September 30, 2018, the Corporation had total assets of $1.16 billion, total deposits of $902.1 million and total stockholders' equity of $121.7 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms "we," "our," "us," and "Corporation" refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California.  The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits.  The Bank's deposits are federally insured up to applicable limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank System since 1956.

The Corporation's business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage ("PBM"), a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Rancho Cucamonga, California; and nine retail loan production offices located throughout California.  The Corporation's revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation's business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On July 31, 2018, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation's shareholders of record at the close of business on August 21, 2018, which was paid on September 11, 2018.  Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.  For further discussion, see Note 12 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are "forward-looking statements."  These statements relate to the Corporation's financial condition, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation's other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the Corporation's financial condition and results of operations is based upon the Corporation's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

The Corporation's critical accounting policies are described in the Corporation's 2018 Annual Report on Form 10-K for the year ended June 30, 2018 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies.  There have been no significant changes during the three months ended September 30, 2018 to the critical accounting policies as described in the Corporation's 2018 Annual Report on Form 10-K for the period ended June 30, 2018.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation's full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other mortgage loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire transfer fees and overdraft protection fees, among others.

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets; by increasing single-family mortgage loans and higher yielding loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation's long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of weaknesses in general economic conditions.

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

Provident Financial Corp performs trustee services for the Bank's real estate secured loan transactions and has in the past held, and may in the future hold, real estate for investment. Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank's depositors. Investment services and trustee services contribute a very small percentage of gross revenue.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation's control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation's loans are secured by real estate located within California, significant declines in the value of California real estate may also inhibit the Corporation's ability to recover on defaulted loans by selling the underlying real estate.

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

Contractual Obligations.  The following table summarizes the Corporation's contractual obligations at September 30, 2018 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,708	$4,449	$1,920	$639	$9,716
Pension benefits	248	496	497	6,450	7,691
Time deposits	124,148	86,996	24,161	1,372	236,677
FHLB – San Francisco advances	12,752	35,853	32,851	41,018	122,474
FHLB – San Francisco letter of credit	8,000	—	—	—	8,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$147,856	$127,794	$59,429	$51,937	$387,016

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance ("MPF") program.  As of September 30, 2018, the Bank serviced $11.4 million of loans under this program.  The estimated amounts by period are based on historical loss experience.

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

Comparison of Financial Condition at September 30, 2018 and June 30, 2018

Total assets decreased $18.1 million, or two percent, to $1.16 billion at September 30, 2018 from $1.18 billion at June 30, 2018.  The decrease was primarily attributable to decreases in loans held for investment, loans held for sale and investment securities, partly offset by an increase in cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $35.6 million, or 82 percent, to $78.9 million at September 30, 2018 from $43.3 million at June 30, 2018.  The increase in the total cash and cash equivalents was primarily attributable to the decreases in loans held for sale, loans held for investment and investment securities, partly offset by the payoff of short-term borrowings and time deposits that matured during the first three months of fiscal 2019.

Investment securities (held to maturity and available for sale) decreased $8.7 million, or nine percent, to $86.6 million at September 30, 2018 from $95.3 million at June 30, 2018. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities during the first three months of fiscal 2019. For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $25.6 million, or three percent, to $877.1 million at September 30, 2018 from $902.7 million at June 30, 2018, primarily due to a $21.2 million or four percent decline in multi-family loans.  During the first three months of fiscal 2019, the Corporation originated $36.7 million of loans held for investment, consisting primarily of single-family and multi-family loans.  During the first three months of fiscal 2019, the Corporation did not purchase any loans held for investment. Total loan principal payments during the first three months of fiscal 2019 were $62.9 million, up 45 percent from $43.4 million during the comparable period in fiscal 2018. Single-family loans held for investment decreased $7.3 million, or two percent, to $307.5 million at September 30, 2018 from $314.8 million at June 30, 2018, and represented approximately 35 percent of loans held for investment for both dates.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2018 and June 30, 2018, as a percentage of the total dollar amount outstanding:

As of September 30, 2018
(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$109,033	36%	$142,685	46%	$54,698	18%	$1,064	—%	$307,480	100%
Multi-family	72,770	16%	271,686	60%	110,029	24%	336	—%	454,821	100%
Commercial real estate	32,495	29%	50,418	45%	29,113	26%	—	—%	112,026	100%
Construction	823	9%	7,628	85%	505	6%	—	—%	8,956	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$215,121	24%	$472,417	54%	$194,512	22%	$1,400	—%	$883,450	100%

(1)	Other than the Inland Empire.

As of June 30, 2018

(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$110,510	35%	$149,261	48%	$53,960	17%	$1,077	—%	$314,808	100%
Multi-family	76,473	16%	287,174	60%	109,684	23%	2,677	1%	476,008	100%
Commercial real estate	32,224	29%	47,903	44%	29,599	27%	—	—%	109,726	100%
Construction	208	3%	6,763	90%	505	7%	—	—%	7,476	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$219,415	24%	$491,1011	54%	$193,915	21%	$3,754	1%	$908,185	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $17.5 million, or 18 percent, to $78.8 million at September 30, 2018 from $96.3 million at June 30, 2018.  The decrease was primarily due to the timing difference between loan fundings and loan sale settlements. Total loans originated for sale during the quarter ended September 30, 2018 was $196.3 million as compared to $241.6 million during the quarter ended June 30, 2018.

Total deposits decreased $5.5 million, or one percent, to $902.1 million at September 30, 2018 from $907.6 million at June 30, 2018.  Transaction accounts decreased slightly to $669.5 million at September 30, 2018 from $670.0 million at June 30, 2018, while time deposits decreased $5.0 million, or two percent, to $232.6 million at September 30, 2018 from $237.6 million at June 30, 2018. The change in deposit mix was consistent with the Corporation's marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Total borrowings decreased $15.1 million, or 12 percent, to $111.1 million at September 30, 2018 as compared to $126.2 million at June 30, 2018, due to the maturity of short-term borrowings. The borrowings were primarily comprised of long-term FHLB - San Francisco advances for interest rate risk management purposes.

Total stockholders' equity increased $1.2 million, or one percent, to $121.7 million at September 30, 2018 from $120.5 million at June 30, 2018, primarily as a result of net income of $1.8 million and the amortization of stock-based compensation benefits during the first three months of fiscal 2019, partly offset by $1.0 million of quarterly cash dividends paid to shareholders and stock repurchases from restricted stock recipients to fund their withholding tax obligations.
Comparison of Operating Results for the Quarters Ended September 30, 2018 and 2017

The Corporation's net income for the first quarter of fiscal 2019 was $1.8 million, a substantial improvement as compared to the net loss of $225,000 in the same period of fiscal 2018.  The improvement in the net result for the first quarter of fiscal 2019 was primarily attributable to the $2.8 million litigation settlement expense recorded in other non-interest expense in the first quarter of fiscal 2018 (not replicated this quarter), a $1.0 million decrease in salaries and employee benefits expense, a $406,000 improvement in the provision for loan losses to a $237,000 recovery and a $239,000 increase in net interest income; partly offset by a $1.7 million decrease in the gain on sale of loans and an $824,000 increase in the provision for income taxes.

The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 84 percent for the first quarter of fiscal 2019 from 102 percent in the same period of fiscal 2018.

Return (loss) on average assets increased 71 basis points to 0.63 percent in the first quarter of fiscal 2019 from (0.08) percent in the same period last year; and return (loss) on average equity increased to 6.03 percent in the first quarter of fiscal 2019 from (0.70) percent in the same period last year.

Diluted earnings (loss) per share for the first quarter of fiscal 2019 were $0.24, a significant improvement from $(0.03) in the same period last year.

Net Interest Income:

For the Quarters Ended September 30, 2018 and 2017.  Net interest income increased by $239,000, or three percent, to $9.4 million for the first quarter of fiscal 2019 as compared to the same period in fiscal 2018, as a result of a higher net interest margin, partly offset by a lower average earning asset balance. The net interest margin increased 13 basis points to 3.30 percent in the first quarter of fiscal 2019 from 3.17 percent in the same period of fiscal 2018, primarily due to an increase in the average yield on interest-earning assets, partly offset by a slight increase in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 14 basis points to 3.88 percent from 3.74 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities increased by two basis points to 0.64 percent for the first quarter of fiscal 2019 as compared to 0.62 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to increases in the average yield of loans receivable, although the average yield increased for all interest-earning assets. The average balance of interest-earning assets decreased $16.7 million, or one percent, to $1.13 billion in the first quarter of fiscal 2019 from $1.15 billion in the comparable period of fiscal 2018, primarily reflecting a decrease in average loans receivable, partly offset by increases in average investment securities and interest-earning deposits.
Interest Income:

For the Quarters Ended September 30, 2018 and 2017.  Total interest income increased by $255,000, or two percent, to $11.0 million for the first quarter of fiscal 2019 from $10.7 million in the same quarter of fiscal 2018.  The increase was primarily due to higher interest income on investment securities and interest-earning deposits.

Interest income on loans receivable increased $17,000 to $10.2 million in the first quarter of fiscal 2019 as compared to the same quarter of fiscal 2018.  This increase was attributable to a higher average loan yield, mostly offset by a lower average loan balance. The average loans receivable yield during the first quarter of fiscal 2019 increased 18 basis points to 4.21 percent from 4.03 percent during the same quarter last year, primarily due to an increase in the average yield of loans held for investment and an increase in the average yield of loans held for sale with a lower percentage of loans held for sale to total loans receivable. The average balance of loans receivable decreased by $40.5 million, or four percent, to $967.1 million for the first quarter of fiscal 2019 from $1.01 billion in the same quarter of fiscal 2018, primarily due to a decrease in average loans held for sale attributable to a decrease in mortgage banking activity and, to a lesser extent, a decrease in average loans held for investment.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment decreased $15.0 million, or two percent, to $892.9 million during the first quarter of fiscal 2019 from $907.9 million in the same quarter of fiscal 2018.  The average yield on the loans held for investment increased by 14 basis points to 4.18 percent in the first quarter of fiscal 2019 from 4.04 percent in the same quarter of fiscal 2018. The average balance of loans held for sale, however, decreased $25.5 million, or 26 percent, to $74.2 million during the first quarter of fiscal 2019 from $99.7 million in the same quarter of fiscal 2018.  The average yield on the loans held for sale increased by 66 basis points to 4.59 percent in the first quarter of fiscal 2019 from 3.93 percent in the same quarter of fiscal 2018.

Interest income from investment securities increased $88,000, or 34 percent, to $345,000 in the first quarter of fiscal 2019 from $257,000 for the same quarter of fiscal 2018. This increase was attributable to a higher average balance and, to a lesser extent, a higher average yield.  The average balance of investment securities increased $15.8 million, or 21 percent, to $91.3 million in the first quarter of fiscal 2019 from $75.5 million in the same quarter of fiscal 2018.  The increase in average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield increased 15 basis points to 1.51 percent in the first quarter of fiscal 2019 from 1.36 percent in the same quarter of fiscal 2018.  The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2019 was $143,000, up one percent from $141,000 in the same quarter of fiscal 2018.  The average yield increased two basis points to 6.98 percent in the first quarter of fiscal 2019 as compared to 6.96 percent in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $338,000 in the first quarter of fiscal 2019, up 78 percent from $190,000 in the same quarter of fiscal 2018.  The increase was due to a higher average yield, and to a lesser extent, a higher average balance in the first quarter of fiscal 2019 as compared to the same quarter last year.  The average yield earned on interest-earning deposits increased 71 basis points to 1.96 percent in the first quarter of fiscal 2019 from 1.25 percent in the comparable quarter last year, due primarily to the increases in the targeted federal funds rate over the last year.  The average balance of the interest-earning deposits in the first quarter of fiscal 2019 was $67.3 million, an increase of $7.9 million or 13 percent, from $59.4 million in the same quarter of fiscal 2018.

Interest Expense:

For the Quarters Ended September 30, 2018 and 2017.  Total interest expense for the first quarter of fiscal 2019 increased slightly to $1.6 million as compared to the same period last year, attributable to a higher interest expense on borrowings, partly offset by a lower interest expense on deposits.

Interest expense on deposits for the first quarter of fiscal 2019 was $880,000 as compared to $891,000 for the same period last year, a decrease of $11,000, or one percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance, partly offset by a slightly higher average cost of deposits. The average balance of deposits decreased $20.1 million, or two percent, to $902.9 million during the quarter ended September 30, 2018 from $923.0 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts. The average cost of deposits remained relatively stable, increasing one basis point to 0.39 percent during the first quarter of fiscal 2019 from 0.38 percent during the same quarter last year.  The increase in the average cost of deposits was attributable primarily to a higher average cost of time deposits, partly offset by a lower percentage of time deposits to the total deposit balance. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits.  The Corporation believes the increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in anticipation of higher interest rates. The average balance of transaction accounts to total deposits in the first quarter of fiscal 2019 was 74 percent, compared to 71 percent in the same period of fiscal 2018.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2019 increased $27,000, or four percent, to $763,000 from $736,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost.  The average balance of borrowings increased $5.9 million, or five percent, to $120.0 million during the quarter ended September 30, 2018 from $114.1 million during the same period last year, primarily due to a higher balance of short-term borrowings. The average cost of borrowings decreased four basis points to 2.52 percent for the quarter ended September 30, 2018 from 2.56 percent in the same quarter last year. The decrease in the average cost of advances was primarily due to the higher average balance of short-term borrowings with an average cost below the existing borrowings in the first quarter of fiscal 2018.

The following tables present the average balance sheets for the quarters ended September 30, 2018 and 2017, respectively:

Average Balance Sheets

	Quarter Ended September 30, 2018			Quarter Ended September 30, 2017
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$967,104	$10,174	4.21%	$1,007,579	$10,157	4.03%
Investment securities	91,301	345	1.51%	75,470	257	1.36%
FHLB – San Francisco stock	8,199	143	6.98%	8,108	141	6.96%
Interest-earning deposits	67,344	338	1.96%	59,445	190	1.25%

Total interest-earning assets	1,133,948	11,000	3.88%	1,150,602	10,745	3.74%

Non interest-earning assets	30,280			31,528

Total assets	$1,164,228			$1,182,130

Interest-bearing liabilities:
Checking and money market accounts (2)	$377,651	108	0.11%	$373,217	103	0.11%
Savings accounts	288,472	151	0.21%	286,705	149	0.21%
Time deposits	236,754	621	1.04%	263,123	639	0.96%

Total deposits	902,877	880	0.39%	923,045	891	0.38%

Borrowings	120,013	763	2.52%	114,148	736	2.56%

Total interest-bearing liabilities	1,022,890	1,643	0.64%	1,037,193	1,627	0.62%

Non interest-bearing liabilities	20,333			16,883

Total liabilities	1,043,223			1,054,076

Stockholders' equity	121,005			128,054
Total liabilities and stockholders' equity	$1,164,228			$1,182,130

Net interest income		$9,357			$9,118

Interest rate spread (3)			3.24%			3.12%
Net interest margin (4)			3.30%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.86%			110.93%
Return (loss) on average assets			0.63%			(0.08)%
Return (loss) on average equity			6.03%			(0.70)%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $376 and $207 for the quarters ended September 30, 2018 and 2017, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $82.2 million and $79.7 million during the quarters ended September 30, 2018 and 2017, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters ended September 30, 2018 and 2017, respectively.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended September 30, 2018 Compared To Quarter Ended September 30, 2017 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$443	$(408)	$(18)	$17
Investment securities	28	54	6	88
FHLB – San Francisco stock	—	2	—	2
Interest-earning deposits	109	25	14	148
Total net change in income on interest-earning assets	580	(327)	2	255

Interest-bearing liabilities:
Checking and money market accounts	—	5	—	5
Savings accounts	—	2	—	2
Time deposits	51	(64)	(5)	(18)
Borrowings	(10)	38	(1)	27
Total net change in expense on interest-bearing liabilities	41	(19)	(6)	16
Net increase (decrease) in net interest income	$539	$(308)	$8	$239

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended September 30, 2018 and 2017.  During the first quarter of fiscal 2019, the Corporation recorded a recovery from the allowance for loan losses of $237,000, in contrast to a $169,000 provision for loan losses in the same period of fiscal 2018.  The recovery recorded in the first quarter of fiscal 2019 was primarily attributable to the decrease in loans held for investment during the first quarter of fiscal 2019. Non-performing loans, net of the allowance for loan losses and fair value adjustments, was $6.9 million at September 30, 2018 as compared to $6.1 million at June 30, 2018 and $8.0 million at September 30, 2017. Net loan recoveries in the first quarter of fiscal 2019 were $7,000 or zero percent (annualized) of average loans receivable, compared to net loan charge-offs of $145,000 or 0.06 percent (annualized) of average loans receivable in the same quarter of fiscal 2018. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $13.4 million at September 30, 2018 as compared to $14.9 million at June 30, 2018 and $12.9 million at September 30, 2017. Classified loans were comprised of $5.1 million and $7.5 million of loans in the special mention category and $8.3 million and $7.4 million of loans in the substandard category at September 30, 2018 and June 30, 2018, respectively.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank's charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies such as the improving unemployment rate and higher home prices in California.  See related discussion of "Asset Quality" below.

At September 30, 2018, the allowance for loan losses was $7.2 million, comprised of collectively evaluated allowances of $7.1 million and individually evaluated allowances of $129,000; in comparison to the allowance for loan losses of $7.4 million at June 30, 2018, comprised of collectively evaluated allowances of $7.2 million and individually evaluated allowances of $157,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.81 percent at September 30, 2018, unchanged from June 30, 2018. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2018 and 2017.  Total non-interest income decreased $1.9 million, or 30 percent, to $4.5 million for the quarter ended September 30, 2018 from $6.4 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans during the current quarter as compared to the comparable period last year.

The net gain on sale of loans decreased $1.7 million, or 35 percent, to $3.1 million for the first quarter of fiscal 2019 from $4.8 million in the same quarter of fiscal 2018 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $210.4 million or 54 percent to $181.8 million in the quarter ended September 30, 2018 from $392.2 million in the comparable quarter last year.  The decrease in loan sale volume was attributable to the decrease in mortgage banking activity as compared to the same period last year.  The total refinance loans as a percentage of total loans originated by PBM during the first quarter of fiscal 2019 was 30 percent, down from 42 percent in the same quarter of fiscal 2018.  The average loan sale margin for PBM increased 46 basis points to 1.70 percent in the first quarter of fiscal 2019 from 1.24 percent in the same period of fiscal 2018. The increase in the average loan sale margin was the result of a higher percentage of retail loan production (which generally has higher loan sale margins) versus wholesale loan production and maintaining pricing discipline throughout the quarter. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $489,000 in the first quarter of fiscal 2019 as compared to an unfavorable fair-value adjustment net loss of $94,000 in the same period last year. The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of September 30, 2018, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $2.4 million, compared to $2.9 million at June 30, 2018 and $4.9 million at September 30, 2017.

Non-Interest Expense:

For the Quarters Ended September 30, 2018 and 2017.  Total non-interest expense in the quarter ended September 30, 2018 was $11.7 million, a decrease of $4.0 million, or 26 percent, as compared to $15.7 million in the quarter ended September 30, 2017. The decrease was primarily a result of a decrease in other non-interest expense and a decrease in salaries and employee benefits expense.

Total salaries and employee benefits expense decreased $1.0 million, or 11 percent, to $8.3 million in the first quarter of fiscal 2019 from $9.3 million in the same period of fiscal 2018.  The decrease in salaries and employee benefits expense was primarily related to lower variable compensation resulting from lower mortgage banking loan originations and staff reductions in mortgage banking, partly offset by an increase in stock-based compensation resulting from the vesting of previously awarded stock options and restricted stock. Total loan originations (including loans originated for investment and loans originated for sale) decreased $204.2 million, or 47 percent, to $233.0 million in the first quarter of fiscal 2019 from $437.2 million in the comparable quarter of fiscal 2018. Total full-time equivalent employees in the mortgage banking division was 169 at September 30, 2018, down 29 percent from 237 at September 30, 2017.

Total other non-interest expenses decreased $3.0 million, or 77 percent, to $907,000 in the first quarter of fiscal 2019 from $3.9 million in the same period of fiscal 2018.  The decrease was primarily attributable to the $2.75 million litigation settlement expense recorded in other non-interest expense in the first quarter of fiscal 2018 and not replicated this quarter.

Provision (Benefit) for Income Taxes:

The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, earnings from bank-owned life insurance policies and certain California tax-exempt loans, among others.  Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarters Ended September 30, 2018 and 2017.  The Corporation's income tax provision was $616,000 for the first quarter of fiscal 2019, as compared to a $208,000 income tax benefit in the same quarter last year. The increase in the provision for income taxes was primarily attributable to the higher income before taxes, partly offset by the reduction of the federal corporate tax rate resulting from the Tax Cuts and Jobs Act ("Tax Act").  Since the Corporation has a fiscal year end of June 30th, the reduced federal corporate income tax rate from the Tax Act for fiscal 2018 was the result of the application of a blended federal statutory tax rate of 28.06%, and is currently a flat 21% federal corporate income tax rate for fiscal 2019 and thereafter. As a result, the effective federal and state income tax rate for the quarter ended September 30, 2018 was 25.3 percent, down from 48.0 percent in the same quarter last year. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2019 reflects its current income tax obligations.
Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, at September 30, 2018 increased $805,000 to $6.9 million, up 13 percent from $6.1 million at June 30, 2018. Non-performing loans as a percentage of loans held for investment at September 30, 2018 was 0.78%, up from 0.67% at June 30, 2018.  The non-performing loans at September 30, 2018 are comprised of 22 single-family loans ($6.1 million), one construction loan ($745,000) and one commercial business loan ($64,000). This compares to the $6.1 million of non-performing loans at June 30, 2018 which were primarily comprised of 21 single-family loans ($6.0 million) and one commercial business loan ($64,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of September 30, 2018, total restructured loans decreased $411,000, or eight percent, to $4.8 million from $5.2 million at June 30, 2018.  At both September 30, 2018 and June 30, 2018, $3.4 million of these restructured loans were classified as non-performing.  As of September 30, 2018, $3.1 million, or 66 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $2.9 million, or 56 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2018.

Total real estate owned at September 30, 2018 was $524,000 (one single-family property located in California), a decline of $382,000 or 42 percent from $906,000 at June 30, 2018 (two single-family properties located in California).

Non-performing assets, which includes non-performing loans and real estate owned, increased $423,000 or six percent to $7.4 million or 0.64 percent of total assets at September 30, 2018 from $7.0 million or 0.59 percent of total assets at June 30, 2018. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first three months of fiscal 2019, the Corporation repurchased three loans totaling $253,000, including two loans that were fully charged off ($25,000). In comparison, the Corporation did not repurchase any loans from investors during the first three months of fiscal 2018 pursuant to the recourse/repurchase covenants contained in the loan sale agreement. Additional repurchase requests may have been settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first three months of fiscal 2019, the Corporation recorded a $33,000 recovery from the recourse liability and did not settle any claims; while for the first three months of fiscal 2018, the Corporation did not record a recourse provision and did not settle any claims.  As of September 30, 2018, the total recourse reserve for loans sold that are subject to repurchase decreased to $250,000, as compared to $283,000 at June 30, 2018 and $305,000 at September 30, 2017.

Beginning in 2008, in connection with the downturn in the real estate market, the Corporation implemented tighter underwriting standards to reduce potential loan repurchase requests, including requiring higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management's diligent estimate of the recourse reserve, the Corporation is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, and there are no assurances that the current recourse reserve will be sufficient to cover all future recourse claims.

The following table shows the summary of the recourse liability for the quarters ended September 30, 2018 and 2017:
	For the Quarters Ended September 30,
Recourse Liability	2018	2017
(In Thousands)

Balance, beginning of the period	$283	$305
Recovery from recourse liability	(33)	—
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$250	$305

A decline in real estate values subsequent to the time of origination of the Corporation's real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation's control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation's real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were derived at the time of loan origination), the value of the real estate collateral securing the Corporation's loans as set forth in the table could be significantly overstated.  The Corporation's ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio ("LTV") on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated or overstated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline or improvement in real estate values that has occurred and the specific location and condition of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline or improvement in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation's single-family, first trust deed, mortgage loans held for investment as of September 30, 2018:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$1,500	619	75%	0.72 years
Stated income (5)	$66,523	730	59%	12.82 years
FICO less than or equal to 660	$7,957	638	65%	7.96 years
Over 30-year amortization	$8,469	723	63%	13.12 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $3.3 million of "stated income," $311 of "FICO less than or equal to 660," and $625 of "over 30-year amortization" balances were non-performing.

(2)
Based on borrower's FICO scores at the time of loan origination.  The FICO score represents the creditworthiness of a borrower based on the borrower's credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a "subprime" borrower.

(3)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower stated income on his/her loan application which was not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Corporation's interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2018:
(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$—	—%	—%
Fully amortize between 1 year and 5 years	1,500	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$1,500	—%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation's stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2018:
(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$65,802	4%	—%
Interest rate reset between 1 year and 5 years	—	—%	—%
Interest rate reset after 5 years	721	100%	—%
Total	$66,523	5%	—%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's single-family, first trust deed, mortgage loans held for investment, at September 30, 2018:
	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	YTD 2018	Total
Loan balance (in thousands)	$109,438	$739	$2,108	$2,218	$5,879	$10,434	$29,982	$70,338	$62,439	$293,575
Weighted-average LTV (1)	59%	59%	51%	45%	64%	68%	65%	72%	71%	66%
Weighted-average age (in years)	12.91	7.08	6.08	5.24	4.18	3.33	2.22	1.36	0.37	5.75
Weighted-average FICO (2)	729	724	757	753	756	740	750	738	739	737
Number of loans	391	3	11	20	18	15	58	108	102	726

Geographic breakdown (%)
Inland Empire	37%	46%	15%	45%	38%	20%	29%	33%	43%	36%
Southern California (3)	52%	54%	52%	22%	34%	48%	33%	46%	49%	47%
Other California (4)	10%	—%	33%	33%	28%	32%	38%	21%	8%	17%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's multi-family loans held for investment, at September 30, 2018:
Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	YTD 2018	Total
Loan balance (in thousands)	$14,283	$3,816	$10,082	$39,637	$57,562	$73,458	$114,679	$73,872	$67,432	$454,821
Weighted-average LTV (1)	36%	49%	48%	50%	51%	52%	48%	49%	46%	49%
Weighted-average DCR (2)	1.74	x	1.74	x	1.89	x	1.72	x	1.68	x	1.66	x	1.67	x	1.67	x	1.56	x	1.67	x
Weighted-average age (in years)	13.98	7.05	6.05	5.12	4.24	3.21	2.25	1.31	0.40	2.97
Weighted-average FICO (3)	715	742	744	767	767	756	762	751	756	757
Number of loans	39	6	14	64	81	117	140	118	77	656

Geographic breakdown (%)
Inland Empire	39%	—%	2%	34%	16%	18%	10%	18%	11%	16%
Southern California (4)	54%	74%	77%	45%	49%	60%	62%	64%	66%	60%
Other California (5)	5%	26%	21%	21%	35%	22%	28%	18%	23%	24%
Other States	2%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio ("DCR") at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation's multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2018:
(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$130,379	—%	—%	6%
Interest rate reset or mature between 1 year and 5 years	310,141	—%	—%	2%
Interest rate reset or mature after 5 years	14,301	—%	—%	—%
Total	$454,821	—%	—%	3%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's commercial real estate loans held for investment, at September 30, 2018:
Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	YTD 2018	Total (5)(6)
Loan balance (in thousands)	$607	$—	$9,923	$9,193	$20,082	$19,560	$16,102	$19,599	$16,960	$112,026
Weighted-average LTV (1)	35%	—%	44%	48%	44%	40%	48%	43%	44%	44%
Weighted-average DCR (2)	1.38	x	—	x	1.97	x	1.60	x	1.94	x	1.80	x	1.57	x	1.82	x	1.63	x	1.77	x
Weighted-average age (in years)	10.70	—	6.02	5.21	4.14	3.20	2.36	1.12	0.37	2.91
Weighted-average FICO (2)	712	—	741	763	753	757	758	773	751	758
Number of loans	5	—	8	15	23	25	22	23	25	146

Geographic breakdown (%):
Inland Empire	67%	—%	75%	23%	37%	31%	11%	26%	12%	29%
Southern California (3)	33%	—%	25%	48%	43%	32%	65%	52%	47%	45%
Other California (4)	—%	—%	—%	29%	20%	37%	24%	22%	41%	26%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	—%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $49.5 million in Mixed Use; $17.2 million in Retail; $15.1 million in Office; $10.0 million in Mobile Home Parks; $8.0 million in Warehouse; $4.4 million in Medical/Dental Office; $2.7 million in Mini-Storage; $2.0 million in Restaurant/Fast Food; $1.6 million in Automotive – Non Gasoline and $1.5 million in Light Industrial/Manufacturing.

(6)	Consisting of $106.4 million or 95.0 percent in investment properties and $5.6 million or 5.0 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation's commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2018:
(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$32,602	—%	—%	73%
Interest rate reset or mature between 1 year and 5 years	79,424	—%	—%	92%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$112,026	—%	—%	86%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation's non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:
(In Thousands)	At September 30, 2018	At June 30, 2018
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$2,773	$2,665
Construction	745	—
Total	3,518	2,665

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	3,280	3,328
Commercial business loans	64	64
Total	3,344	3,292

Total non-performing loans	6,862	6,057

Real estate owned, net	524	906
Total non-performing assets	$7,386	$6,963

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.78%	0.67%

Non-performing loans as a percentage of total assets	0.59%	0.52%

Non-performing assets as a percentage of total assets	0.64%	0.59%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of September 30, 2018:
	Calendar Year of Origination
(In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	20147	YTD 2018	Total
Mortgage loans:
Single-family	$5,169	$—	$86	$—	$—	$—	$—	$798	$—	$6,053
Construction	—	—	—	—	—	—	—	—	745	745
Commercial business loans	64	—	—	—	—	—	—	—	—	64
Total	$5,233	$—	$86	$—	$—	$—	$—	$798	$745	$6,862

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of September 30, 2018:
(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$2,301	$2,487	$1,265	$—	$6,053
Construction	—	745	—	—	745
Commercial business loans	64	—	—	—	64
Total	$2,365	$3,232	$1,265	$—	$6,862

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:
	At September 30, 2018		At June 30, 2018
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$1,141	5	$2,584	8
Multi-family	3,927	3	3,947	3
Commercial real estate	—	—	940	1
Total special mention loans	5,068	8	7,471	12

Substandard loans:
Mortgage loans:
Single-family	7,478	25	7,391	24
Construction	745	1	—	—
Commercial business loans	64	1	64	1
Total substandard loans	8,287	27	7,455	25

Total classified loans	13,355	35	14,926	37

Real estate owned:
Single-family	524	1	906	2
Total real estate owned	524	1	906	2

Total classified assets	$13,879	36	$15,832	39

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and sold for the quarters indicated:
	For the Quarters Ended September 30,
(In Thousands)	2018	2017
Loans originated for sale:
Retail originations	$127,133	$213,301
Wholesale originations	69,188	178,991
Total loans originated for sale (1)	196,321	392,292

Loans sold:
Servicing released	(211,050)	(373,463)
Servicing retained	(758)	(7,588)
Total loans sold (2)	(211,808)	(381,051)

Loans originated for investment:
Mortgage loans:
Single-family	17,216	27,336
Multi-family	12,709	12,194
Commercial real estate	5,305	4,492
Construction	1,480	934
Consumer loans	—	1
Total loans originated for investment (3)	36,710	44,957

Mortgage loan principal payments	(62,929)	(43,361)
Real estate acquired in settlement of loans	—	—
(Decrease) increase in other items, net (4)	(1,392)	990

Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(43,098)	$13,827

(1)	Includes PBM loans originated for sale during the quarters ended September 30, 2018 and 2017 totaling $196.3 million and $392.3 million, respectively.
(2)	Includes PBM loans sold during the quarters ended September 30, 2018 and 2017 totaling $211.8 million and $381.1 million, respectively.
(3)	Includes PBM loans originated for investment during the quarters ended September 30, 2018 and 2017 totaling $15.9 million and $25.4 million, respectively.
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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first three months of fiscal 2019 and 2018, the Corporation originated $233.0 million and $437.2 million of loans, respectively.  The total loans sold in the first three months of fiscal 2019 and 2018 were $211.8 million and $381.1 million, respectively.  At September 30, 2018, the Corporation had loan origination commitments totaling $49.2 million, undisbursed lines of credit totaling $2.0 million and undisbursed construction loan funds totaling $5.1 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation's primary financing activity is gathering deposits.  During the first three months of fiscal 2019, the net decrease in deposits was $5.5 million, primarily due to non-renewing scheduled maturities in time deposits. The decrease in time deposits was consistent with the Corporation's operating strategy. Time deposits decreased $5.0 million, or two percent, to $232.6 million at September 30, 2018 from $237.6 million at June 30, 2018.  At September 30, 2018, time deposits scheduled to mature in one year or less were $124.0 million and total time deposits with a principal amount of $100,000 or higher were $120.7 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2018, total cash and cash equivalents were $78.9 million, or seven percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2018, total borrowings were $111.1 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $289.8 million and the remaining available collateral was $510.0 million. In addition, the Bank has secured a $59.9 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $63.7 million.  As of September 30, 2018, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2019 which the Bank intends to renew upon maturity.  The Bank had no advances under its correspondent bank or discount window facility as of September 30, 2018.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2018 increased to 16.6 percent from 14.9 percent for the quarter ended June 30, 2018.

The Bank, as a federally-chartered, federally insured savings bank, is subject to the capital requirements established by the OCC. Under the OCC's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. In addition, Provident Financial Holdings, Inc. as a savings and loan holding company registered with the FRB and is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements.

At September 30, 2018, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements.  The Bank was categorized "well-capitalized" at September 30, 2018 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of September 30, 2018
Tier 1 leverage capital (to adjusted average assets)	$121,466	10.44%	$46,561	4.00%	$58,201	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets)	$121,466	18.09%	$42,803	6.38%	$43,642	6.50%
Tier 1 capital (to risk-weighted assets)	$121,466	18.09%	$52,875	7.88%	$53,714	8.00%
Total capital (to risk-weighted assets)	$128,770	19.18%	$66,303	9.88%	$67,142	10.00%

As of June 30, 2018
Tier 1 leverage capital (to adjusted assets)	$120,218	10.29%	$46,719	4.00%	$58,399	5.00%
CET1 capital (to risk-weighted assets)	$120,218	17.37%	$44,132	6.38%	$44,998	6.50%
Tier 1 capital (to risk-weighted assets)	$120,218	17.37%	$54,516	7.88%	$55,382	8.00%
Total capital (to risk-weighted assets)	$127,760	18.46%	$68,362	9.88%	$69,227	10.00%

Provident Savings Bank, F.S.B.:

As of September 30, 2018
Tier 1 leverage capital (to adjusted average assets)	$111,602	9.59%	$46,558	4.00%	$58,197	5.00%
CET1 capital (to risk-weighted assets)	$111,602	16.62%	$42,802	6.38%	$43,641	6.50%
Tier 1 capital (to risk-weighted assets)	$111,602	16.62%	$52,873	7.88%	$53,712	8.00%
Total capital (to risk-weighted assets)	$118,906	17.71%	$66,300	9.88%	$67,140	10.00%

As of June 30, 2018
Tier 1 leverage capital (to adjusted assets)	$116,369	9.96%	$46,716	4.00%	$58,394	5.00%
CET1 capital (to risk-weighted assets)	$116,369	16.81%	$44,125	6.38%	$44,990	6.50%
Tier 1 capital (to risk-weighted assets)	$116,369	16.81%	$54,507	7.88%	$55,372	8.00%
Total capital (to risk-weighted assets)	$123,911	17.90%	$68,350	9.88%	$69,215	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This requirement began to be phased in on January 1, 2016 at an amount more than 0.625 percent of risk-weighted assets and will increase each year to an amount more than to 2.5 percent of risk-weighted assets when fully implemented in January 2019. As of September 30, 2018, the conservation buffer was an amount more than 1.875%.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first three months of fiscal 2019, the Bank paid a cash dividend of $7.5 million to the Corporation; while the Corporation paid $1.0 million of cash dividends to its shareholders.

Supplemental Information
	At September 30, 2018	At June 30, 2018	At September 30, 2017

Loans serviced for others (in thousands)	$124,802	$128,409	$122,585

Book value per share	$16.22	$16.23	$16.42

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value ("NPV") over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points ("bp") with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 2.25 percent making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2018 (dollars in thousands).

Basis Points ("bp") Change in Rates		Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+400	bp	$246,333	$130,529	$1,264,568	19.48%	+950	bp
+300	bp	$220,367	$104,563	$1,244,727	17.70%	+772	bp
+200	bp	$189,759	$73,955	$1,220,472	15.55%	+557	bp
+100	bp	$154,461	$38,657	$1,191,968	12.96%	+298	bp
0	bp	$115,804	$—	$1,160,133	9.98%	0	bp
-100	bp	$108,425	$(7,379)	$1,151,642	9.41%	-57	bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2018 ("base case").
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2018 and June 30, 2018.
	At September 30, 2018	At June 30, 2018
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	9.98%	10.24%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.41%	9.62%
Sensitivity Measure: Change in NPV Ratio	-57 bp	-62 bp

The pre-shock NPV ratio declined 26 basis points to 9.98 percent at September 30, 2018 from 10.24 percent at June 30, 2018 and the post-shock NPV ratio declined 21 basis points to 9.41 percent at September 30, 2018 from 9.62 percent at June 30, 2018.  The decline of the NPV ratios was primarily attributable to a $7.5 million cash dividend distribution from the Bank to the Corporation in September 2018, partly offset by net income in the first three months of fiscal 2019.

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

The Corporation measures and evaluates the potential effects of interest rate movements through an interest rate sensitivity "gap" analysis.  Interest rate sensitivity reflects the potential effect on net interest income when there is movement in interest rates. For loans, securities and liabilities with contractual maturities, the table presents contractual repricing or scheduled maturity.  For transaction accounts (checking, money market and savings deposits) that have no contractual maturity, the table presents estimated principal cash flows and, as applicable, the Corporation's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of September 30, 2018:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity(1)
	As of September 30, 2018
	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total
	(Dollars In thousands)
Repricing Assets:
Cash and cash equivalents	$73,231	$—	$—	$5,697	$78,928
Investment securities	42,954	—	—	43,690	86,644
Loans held for investment	281,554	233,424	277,266	84,847	877,091
Loans held for sale	78,794	—	—	—	78,794
FHLB - San Francisco stock	8,199	—	—	—	8,199
Other assets	—	—	—	27,824	27,824
Total assets	484,732	233,424	277,266	162,058	1,157,480

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	87,250	87,250
Checking deposits - interest bearing	39,194	78,389	78,389	65,323	261,295
Savings deposits	56,941	113,882	113,882	—	284,705
Money market deposits	18,107	18,106	—	—	36,213
Time deposits	124,007	83,514	23,770	1,358	232,649
Borrowings	10,000	31,149	30,000	40,000	111,149
Other liabilities	—	—	—	22,539	22,539
Stockholders' equity	—	—	—	121,680	121,680
Total liabilities and stockholders' equity	248,249	325,040	246,041	338,150	1,157,480

Repricing gap positive (negative)	$236,483	$(91,616)	$31,225	$(176,092)	$—
Cumulative repricing gap:
Dollar amount	$236,483	$144,867	$176,092	$—	$—
Percent of total assets	20%	13%	15%	—%	—%

(1) Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); loans held for sale and transaction accounts are presented as estimated repricing; FHLB - San Francisco stock is presented as contractual repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

The static gap analysis shows a positive position in the "Cumulative repricing gap - dollar amount" category, indicating more assets are sensitive to repricing than liabilities. Management views non-interest bearing deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years..

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

•	The Corporation's current balance sheet and repricing characteristics;
•	Forecasted balance sheet growth consistent with the business plan;
•	Current interest rates and yield curves and management estimates of projected interest rates;
•	Embedded options, interest rate floors, periodic caps and lifetime caps;
•	Repricing characteristics for market rate sensitive instruments;
•	Loan, investment, deposit and borrowing cash flows;
•	Loan prepayment estimates for each type of loan; and
•	Immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at September 30, 2018 and June 30, 2018.
At September 30, 2018		At June 30, 2018
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	10.25%	+400 bp	7.84%
+300 bp	8.58%	+300 bp	6.83%
+200 bp	6.79%	+200 bp	5.73%
+100 bp	4.83%	+100 bp	4.53%
-100 bp	(5.79)%	-100 bp	(3.98)%

At September 30, 2018 and June 30, 2018, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

Management believes that the assumptions used to complete the analysis described in the table above are reasonable.  However, past experience has shown that immediate, permanent and parallel movements in interest rates will not necessarily occur.  Additionally, while the analysis provides a tool to evaluate the projected net interest income to changes in interest rates, actual results may be substantially different if actual experience differs from the assumptions used to complete the analysis, particularly with respect to the 12-month business plan when asset growth is forecast.  Therefore, the model results that the Corporation discloses should be thought of as a risk management tool to compare the trends of the Corporation's current disclosure to previous disclosures, over time, within the context of the actual performance of the treasury yield curve.

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation's disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of September 30, 2018 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes in the legal proceedings previously disclosed in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018. The class notice process has been completed for the lawsuits filed by plaintiff's McKeen-Chaplin and Neal against the Bank and the final approval hearing is set for November 13, 2018. The Corporation expects the motion for final approval to be filed shortly. The long-form settlement agreement has been executed by all parties for the lawsuit known as Cannon against the Bank but remains subject to court approval. A hearing date has not been set by the court regarding this matter.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation's purchases of its equity securities for the first quarter of fiscal 2019.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2018	—	$—	—	373,000
August 1 – 31, 2018	—	$—	—	373,000
September 1 – 30, 2018	20,566	$18.31	—	373,000
Total	20,566	$18.31	—	373,000

(1)	Represents the remaining shares available for future purchases under the April 2018 stock repurchase plan.

As of September 30, 2018, no shares in the April 2018 stock repurchase plan have been purchased, leaving all 373,000 shares available for future purchases. During the quarter ended September 30, 2018, the Corporation issued 100,000 shares of common stock consistent with the vesting of previously awarded restricted stock and the exercise of certain stock options. The Company purchased 20,566 shares at an average price of $18.31 per share from recipients to fund their withholding tax obligations in the first quarter of fiscal 2019. During the quarter ended September 30, 2018, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

3.1 (b)	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed on December 1, 2014)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K dated December 19, 2005)

10.3	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated July 7, 2009)

10.4
Form of Severance Agreement with  Deborah L. Hill, Robert "Scott" Ritter, Lilian Salter, Donavon P. Ternes, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.1 in the Corporation's Form 8-K dated February 24, 2012)

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

10.9	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 28, 2010)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation's Form 8-K dated November 30, 2010)

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation's Form 8-K dated November 30, 2010)

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation's Form 8-K dated November 30, 2010)

10.13	2013 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 24, 2013)

10.14
Form of Incentive Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation's Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.15
Form of Non-Qualified Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation's Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.16
Form of Restricted Stock Agreement for restricted shares awarded under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation's Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

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

101
The following materials from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders' Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 8, 2018	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders' Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.