Form 10-Q
period 2018-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2019-02-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  [   ]     Accelerated filer  [X]     Non-accelerated filer  [   ]     Smaller reporting company  [X]     Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No   X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of class:	As of February 4, 2019
Common stock, $ 0.01 par value, per share	7,509,855 shares

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2018 and June 30, 2018	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2018 and 2017	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Six Months Ended December 31, 2018 and 2017	3
	Condensed Consolidated Statements of Stockholders' Equity
	for the Quarters and Six Months Ended December 31, 2018 and 2017	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2018 and 2017	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	General	51
	Safe-Harbor Statement	52
	Critical Accounting Policies	53
	Executive Summary and Operating Strategy	53
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	54
	Comparison of Financial Condition at December 31, 2018 and June 30, 2018	55
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2018 and 2017	57
	Asset Quality	68
	Loan Volume Activities	76
	Liquidity and Capital Resources	77
	Supplemental Information	80

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	80

ITEM 4 -	Controls and Procedures	84

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	85
ITEM 1A -	Risk Factors	85
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	86
ITEM 3 -	Defaults Upon Senior Securities	86
ITEM 4 -	Mine Safety Disclosures	86
ITEM 5 -	Other Information	86
ITEM 6 -	Exhibits	86

SIGNATURES		89

.
PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	December 31, 2018	June 30, 2018
Assets
Cash and cash equivalents	$67,359	$43,301
Investment securities – held to maturity, at cost	84,990	87,813
Investment securities – available for sale, at fair value	6,563	7,496
Loans held for investment, net of allowance for loan losses of $7,061 and $7,385, respectively; includes $4,995 and $5,234 at fair value, respectively	875,413	902,685
Loans held for sale, at fair value	57,562	96,298
Accrued interest receivable	3,156	3,212
Real estate owned, net	—	906
Federal Home Loan Bank ("FHLB") – San Francisco stock	8,199	8,199
Premises and equipment, net	8,601	8,696
Prepaid expenses and other assets	15,327	16,943

Total assets	$1,127,170	$1,175,549

Liabilities and Stockholders' Equity

Liabilities:
Non interest-bearing deposits	$78,866	$86,174
Interest-bearing deposits	794,018	821,424
Total deposits	872,884	907,598

Borrowings	111,135	126,163
Accounts payable, accrued interest and other liabilities	20,474	21,331
Total liabilities	1,004,493	1,055,092

Commitments and Contingencies (Notes 7 and 11)

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,053,115 and 18,033,115 shares issued; 7,506,855 and 7,421,426 shares outstanding, respectively)	181	181
Additional paid-in capital	95,913	94,957
Retained earnings	192,306	190,616
Treasury stock at cost (10,546,260 and 10,611,689 shares, respectively)	(165,892)	(165,507)
Accumulated other comprehensive income, net of tax	169	210

Total stockholders' equity	122,677	120,457

Total liabilities and stockholders' equity	$1,127,170	$1,175,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest income:
Loans receivable, net	$10,331	$9,735	$20,505	$19,892
Investment securities	444	319	789	576
FHLB – San Francisco stock	278	143	421	284
Interest-earning deposits	387	168	725	358
Total interest income	11,440	10,365	22,440	21,110

Interest expense:
Checking and money market deposits	117	112	225	215
Savings deposits	147	149	298	298
Time deposits	630	625	1,251	1,264
Borrowings	715	728	1,478	1,464
Total interest expense	1,609	1,614	3,252	3,241

Net interest income	9,831	8,751	19,188	17,869
(Recovery) provision for loan losses	(217)	(11)	(454)	158
Net interest income, after (recovery) provision for loan losses	10,048	8,762	19,642	17,711

Non-interest income:
Loan servicing and other fees	277	317	601	680
Gain on sale of loans, net	2,263	4,317	5,395	9,164
Deposit account fees	509	536	1,014	1,094
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(7)	(22)	(6)	(62)
Card and processing fees	392	373	790	754
Other	161	220	350	463
Total non-interest income	3,595	5,741	8,144	12,093

Non-interest expense:
Salaries and employee benefits	7,211	8,633	15,461	17,902
Premises and occupancy	1,274	1,260	2,619	2,574
Equipment	495	375	916	737
Professional expenses	411	521	858	1,041
Sales and marketing expenses	253	301	422	504
Deposit insurance premiums and regulatory assessments	172	218	337	402
Other (1)	1,059	1,905	1,966	5,787
Total non-interest expense	10,875	13,213	22,579	28,947
Income before income taxes	2,768	1,290	5,207	857
Provision for income taxes (2)	810	2,067	1,426	1,859
Net income (loss)	$1,958	$(777)	$3,781	$(1,002)

Basic earnings (loss) per share	$0.26	$(0.10)	$0.51	$(0.13)
Diluted earnings (loss) per share	$0.26	$(0.10)	$0.50	$(0.13)
Cash dividends per share	$0.14	$0.14	$0.28	$0.28
.
(1) Includes $650,000 and $3.4 million of litigation settlement expense for the quarter and six months ended December 31, 2017, respectively.
(2) Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for both the quarter and six months ended December 31, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$1,958	$(777)	$3,781	$(1,002)

Change in unrealized holding loss on securities available for sale	(28)	(80)	(58)	(78)
Reclassification adjustment for net loss on securities available for sale included in net loss	—	45	—	45
Other comprehensive loss, before income taxes	(28)	(35)	(58)	(33)

Income tax benefit	(8)	(15)	(17)	(14)
Other comprehensive loss	(20)	(20)	(41)	(19)

Total comprehensive income (loss)	$1,938	$(797)	$3,740	$(1,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended December 31, 2018 and 2017:
	Common Stock		Additional			Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Income (Loss), Net of Tax	Total
Balance at September 30, 2018	7,500,860	$181	$95,795	$191,399	$(165,884)	$189	$121,680

Net income				1,958			1,958
Other comprehensive loss						(20)	(20)
Purchase of treasury stock (1)	(505)				(8)		(8)
Exercise of stock options	5,000		73				73
Distribution of restricted stock	1,500						—
Amortization of restricted stock			33				33
Stock options expense			12				12
Cash dividends (2)				(1,051)			(1,051)

Balance at December 31, 2018	7,506,855	$181	$95,913	$192,306	$(165,892)	$169	$122,677

(1)	Includes the repurchase of 505 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2018.

	Common Stock		Additional			Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Income (Loss), Net of Tax	Total
Balance at September 30, 2017	7,609,552	$180	$93,669	$191,451	$(160,609)	$230	$124,921

Net loss				(777)			(777)
Other comprehensive loss						(20)	(20)
Purchase of treasury stock	(140,526)				(2,702)		(2,702)
Exercise of stock options	5,750		84				84
Amortization of restricted stock			142				142
Stock options expense			116				116
Cash dividends (1)				(1,064)			(1,064)

Balance at December 31, 2017	7,474,776	$180	$94,011	$189,610	$(163,311)	$210	$120,700

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended December 31, 2018 and 2017:

	Common Stock		Additional			Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Income (Loss), Net of Tax	Total
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

Net income				3,781			3,781
Other comprehensive loss						(41)	(41)
Purchase of treasury stock (1)	(21,071)				(385)		(385)
Exercise of stock options	20,000		226				226
Distribution of restricted stock	86,500						—
Amortization of restricted stock			397				397
Stock options expense			333				333
Cash dividends (2)				(2,091)			(2,091)

Balance at December 31, 2018	7,506,855	$181	$95,913	$192,306	$(165,892)	$169	$122,677

(1)   Includes the repurchase of 21,071 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)   Cash dividends of $0.28 per share were paid in the six months ended December 31, 2018.

	Common Stock		Additional			Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Income (Loss), Net of Tax	Total
Balance at June 30, 2017	7,714,052	$180	$93,209	$192,754	$(158,142)	$229	$128,230

Net loss				(1,002)			(1,002)
Other comprehensive loss						(19)	(19)
Purchase of treasury stock	(266,526)				(5,152)		(5,152)
Exercise of stock options	27,250		261				261
Amortization of restricted stock			291				291
Forfeitures of restricted stock			17		(17)		—
Stock options expense			233				233
Cash dividends (1)				(2,142)			(2,142)

Balance at December 31, 2017	7,474,776	$180	$94,011	$189,610	$(163,311)	$210	$120,700

 (1)   Cash dividends of $0.28 per share were paid in the six months ended December 31, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,781	$(1,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,664	1,582
(Recovery) provision for loan losses	(454)	158
Recovery of losses on real estate owned	—	(552)
Gain on sale of loans, net	(5,395)	(9,164)
(Gain) loss on sale of real estate owned, net	(9)	580
Stock-based compensation	730	524
Provision (benefit) for deferred income taxes	733	(79)
(Decrease) increase in accounts payable, accrued interest and other liabilities	(482)	3,278
Decrease (increase) in prepaid expenses and other assets	546	(306)
Loans originated for sale	(342,738)	(724,156)
Proceeds from sale of loans	386,778	753,571
Net cash provided by operating activities	45,154	24,434

Cash flows from investing activities:
Decrease in loans held for investment, net	27,554	17,548
Maturity of investment securities held to maturity	200	—
Principal payments from investment securities held to maturity	15,782	10,837
Principal payments from investment securities available for sale	875	885
Purchase of investment securities held to maturity	(13,669)	(38,511)
Proceeds from sale of real estate owned	915	1,587
Purchase of premises and equipment	(348)	(1,589)
Net cash provided by (used for) investing activities	31,309	(9,243)

Cash flows from financing activities:
Decrease in deposits, net	(34,714)	(18,733)
Repayments of short-term borrowings, net	(15,000)	(15,000)
Repayments of long-term borrowings	(28)	(37)
Exercise of stock options	226	261
Withholding taxes on stock based compensation	(413)	(41)
Cash dividends	(2,091)	(2,142)
Treasury stock purchases	(385)	(5,152)
Net cash used for financing activities	(52,405)	(40,844)

Net increase (decrease) in cash and cash equivalents	24,058	(25,653)
Cash and cash equivalents at beginning of period	43,301	72,826
Cash and cash equivalents at end of period	$67,359	$47,173
Supplemental information:
Cash paid for interest	$3,263	$3,252
Cash paid for income taxes	$1,525	$2,350
Transfer of loans held for sale to held for investment	$724	$521
Real estate acquired in the settlement of loans	$—	$700

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2018

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2018 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation").  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018.  The results of operations for the quarter and six months ended December 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.

Note 2: Accounting Standard Updates ("ASU")

There have been no accounting standard updates or changes in the status of their adoption that are significant to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018, other than:

ASU 2014-09:
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which created FASB Accounting Standards Codification (ASC) Topic 606 ("ASC 606"). ASC 606 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Corporation adopted ASC 606 on July 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of July 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the six months ended December 31, 2018; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Corporation elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Corporation to expense costs related to obtaining a contract as incurred when the original amortization period would have been one year or less. See Note 12 for additional discussion.

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

As of December 31, 2018 and 2017, there were outstanding options to purchase 509,000 shares and 585,500 shares of the Corporation's common stock, respectively. Of those shares, as of December 31, 2018 and 2017, there were 45,000 shares and 585,500 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2018, there were outstanding restricted stock awards of 12,000 shares which have a dilutive effect; and as of December 31, 2017, there were outstanding restricted stock awards of 109,000 shares with no dilutive effect.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2018 and 2017, respectively.
(In Thousands, Except Earnings Per Share)	For the Quarters Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss) – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,958	$(777)	$3,781	$(1,002)

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,506	7,566	7,468	7,630

Effect of dilutive shares:
Stock options	89	—	90	—
Restricted stock	7	—	21	—

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,602	7,566	7,579	7,630

Basic (loss) earnings per share	$0.26	$(0.10)	$0.51	$(0.13)
Diluted (loss) earnings per share	$0.26	$(0.10)	$0.50	$(0.13)

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation's operating segments for the quarters and six months ended December 31, 2018 and 2017, respectively.
	For the Quarter Ended December 31, 2018
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$9,525	$306	$9,831
Recovery from the allowance for loan losses	(217)	—	(217)
Net interest income, after recovery from the allowance for loan losses	9,742	306	10,048

Non-interest income:
Loan servicing and other fees (1)	(149)	426	277
Gain on sale of loans, net (2)	—	2,263	2,263
Deposit account fees	509	—	509
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(7)	—	(7)
Card and processing fees	392	—	392
Other	161	—	161
Total non-interest income	906	2,689	3,595

Non-interest expense:
Salaries and employee benefits	4,300	2,911	7,211
Premises and occupancy	897	377	1,274
Operating and administrative expenses	1,067	1,323	2,390
Total non-interest expense	6,264	4,611	10,875
Income (loss) before income taxes	4,384	(1,616)	2,768
Provision (benefit) for income taxes	1,287	(477)	810
Net income (loss)	$3,097	$(1,139)	$1,958
Total assets, end of period	$1,069,379	$57,791	$1,127,170

(1)	Includes an inter-company charge of $258 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $14 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$8,217	$534	$8,751
Recovery from the allowance for loan losses	(11)	—	(11)
Net interest income, after recovery from the allowance for loan losses	8,228	534	8,762

Non-interest income:
Loan servicing and other fees (1)	108	209	317
Gain on sale of loans, net (2)	22	4,295	4,317
Deposit account fees	536	—	536
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(22)	—	(22)
Card and processing fees	373	—	373
Other	220	—	220
Total non-interest income	1,237	4,504	5,741

Non-interest expense:
Salaries and employee benefits	4,449	4,184	8,633
Premises and occupancy	822	438	1,260
Operating and administrative expenses (3)	1,189	2,131	3,320
Total non-interest expense	6,460	6,753	13,213
Income (loss) before income taxes	3,005	(1,715)	1,290
Provision (benefit) for income taxes (4)	2,532	(465)	2,067
Net income (loss)	$473	$(1,250)	$(777)
Total assets, end of period	$1,065,204	$96,927	$1,162,131

(1)	Includes an inter-company charge of $99 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $79 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.
(3)	Includes $650,000 of litigation settlement expense for the second quarter of fiscal 2018, all of which was allocated to PBM.
(4)	Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the quarter ended December 31, 2017.

	For the Six Months Ended December 31, 2018
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$18,525	$663	$19,188
(Recovery) provision for loan losses	(549)	95	(454)
Net interest income, after (recovery) provision for loan losses	19,074	568	19,642

Non-interest income:
Loan servicing and other fees (1)	(16)	617	601
Gain on sale of loans, net (2)	34	5,361	5,395
Deposit account fees	1,014	—	1,014
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(6)	—	(6)
Card and processing fees	790	—	790
Other	350	—	350
Total non-interest income	2,166	5,978	8,144

Non-interest expense:
Salaries and employee benefits	9,136	6,325	15,461
Premises and occupancy	1,805	814	2,619
Operating and administrative expenses	1,993	2,506	4,499
Total non-interest expense	12,934	9,645	22,579
Income (loss) before income taxes	8,306	(3,099)	5,207
Provision (benefit) for income taxes	2,342	(916)	1,426
Net income (loss)	$5,964	$(2,183)	$3,781
Total assets, end of period	$1,069,379	$57,791	$1,127,170

(1)	Includes an inter-company charge of $426 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $20 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2017
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$16,767	$1,102	$17,869
Provision for loan losses	158	—	158
Net interest income, after provision for loan losses	16,609	1,102	17,711

Non-interest income:
Loan servicing and other fees (1)	155	525	680
Gain on sale of loans, net (2)	22	9,142	9,164
Deposit account fees	1,094	—	1,094
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(62)	—	(62)
Card and processing fees	754	—	754
Other	463	—	463
Total non-interest income	2,426	9,667	12,093

Non-interest expense:
Salaries and employee benefits	8,951	8,951	17,902
Premises and occupancy	1,649	925	2,574
Operating and administrative expenses (3)	3,440	5,031	8,471
Total non-interest expense	14,040	14,907	28,947
Income (loss) before income taxes	4,995	(4,138)	857
Provision (benefit) for income taxes (4)	3,343	(1,484)	1,859
Net income (loss)	$1,652	$(2,654)	$(1,002)
Total assets, end of period	$1,065,204	$96,927	$1,162,131

(1)	Includes an inter-company charge of $339 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $138 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.
(3)	Includes $3.4 million of litigation settlement expense for the first six months of fiscal 2018, of which $2.1 million was allocated to PBM.
(4)	Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the six months ended December 31, 2017.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2018 and June 30, 2018 were as follows:
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS (1)	$81,451	$369	$(285)	$81,535	$81,451
U.S. SBA securities (2)	2,939	—	(18)	2,921	2,939
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$84,990	$369	$(303)	$85,056	$84,990

Available for sale:
U.S. government agency MBS	$3,824	$118	$—	$3,942	$3,942
U.S. government sponsored enterprise MBS	2,213	98	—	2,311	2,311
Private issue CMO (3)	307	3	—	310	310
Total investment securities - available for sale	$6,344	$219	$—	$6,563	$6,563
Total investment securities	$91,334	$588	$(303)	$91,619	$91,553

(1)	Mortgage-Backed Securities ("MBS").
(2)	Small Business Administration ("SBA").
(3)	Collateralized Mortgage Obligations ("CMO").

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS	$84,227	$203	$(762)	$83,668	$84,227
U.S. SBA securities	2,986	—	(15)	2,971	2,986
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$87,813	$203	$(777)	$87,239	$87,813

Available for sale:
U.S. government agency MBS	$4,234	$150	$—	$4,384	$4,384
U.S. government sponsored enterprise MBS	2,640	122	—	2,762	2,762
Private issue CMO	346	4	—	350	350
Total investment securities - available for sale	$7,220	$276	$—	$7,496	$7,496
Total investment securities	$95,033	$479	$(777)	$94,735	$95,309

In the second quarters of fiscal 2019 and 2018, the Corporation received MBS principal payments of $8.3 million and $5.8 million, respectively, and there were no sales of investment securities during these periods.  The Corporation purchased U.S. government sponsored enterprise MBS totaling $13.5 million and $28.4 million, to be held to maturity, respectively. For the first six months of fiscal 2019 and 2018, the Corporation received MBS principal payments of $16.7 million and $11.7 million, respectively, and there were no sales of investment securities during these periods.  In the first six months of fiscal 2019 and 2018, the Corporation purchased U.S. government sponsored enterprise MBS totaling $13.5 million and $38.5 million, to be held to maturity, respectively.

The Corporation held investments with an unrealized loss position of $303,000 at December 31, 2018 and $777,000 at June 30, 2018.
As of December 31, 2018	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$—	$—	$37,363	$285	$37,363	$285
U.S. SBA securities	2,914	18	—	—	2,914	18
Total investment securities	$2,914	$18	$37,363	$285	$40,277	$303

As of June 30, 2018	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$47,045	$762	$—	$—	$47,045	$762
U.S. SBA securities	2,964	15	—	—	2,964	15
Total investment securities	$50,009	$777	$—	$—	$50,009	$777

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At December 31, 2018, $285,000 of the total $303,000 unrealized holding losses were 12 months or more; while at June 30, 2018, all of the unrealized holding loss was less than 12 months. The Corporation does not believe that there were any other-than-temporary impairments on the investment securities at December 31, 2018 and 2017; therefore, no impairment losses were recorded for the quarters and six months ended December 31, 2018 and 2017.

Contractual maturities of investment securities as of December 31, 2018 and June 30, 2018 were as follows:
	December 31, 2018		June 30, 2018
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$600	$600	$600	$600
Due after one through five years	35,169	34,918	24,961	24,569
Due after five through ten years	17,537	17,689	22,847	22,477
Due after ten years	31,684	31,849	39,405	39,593
Total investment securities - held to maturity	$84,990	$85,056	$87,813	$87,239

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	6,344	6,563	7,220	7,496
Total investment securities - available for sale	$6,344	$6,563	$7,220	$7,496
Total investment securities	$91,334	$91,619	$95,033	$94,735

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

(In Thousands)	December 31, 2018	June 30, 2018
Mortgage loans:
Single-family	$312,499	$314,808
Multi-family	447,033	476,008
Commercial real estate	112,830	109,726
Construction (1)	3,986	3,174
Other	167	167
Commercial business loans (2)	455	500
Consumer loans (3)	103	109
Total loans held for investment, gross	877,073	904,492

Advance payments of escrows	95	18
Deferred loan costs, net	5,306	5,560
Allowance for loan losses	(7,061)	(7,385)
Total loans held for investment, net	$875,413	$902,685

(1)	Net of $5.7 million and $4.3 million of undisbursed loan funds as of December 31, 2018 and June 30, 2018, respectively
(2)	Net of $1.5 million and $495 of undisbursed lines of credit as of December 31, 2018 and June 30, 2018, respectively.
(3)	Net of $487 and $503 of undisbursed lines of credit as of December 31, 2018 and June 30, 2018, respectively.

The following table sets forth information at December 31, 2018 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 2% of loans held for investment at both December 31, 2018 and June 30, 2018.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation's actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$105,981	$31,216	$100,552	$63,034	$11,716	$312,499
Multi-family	129,858	162,154	142,177	12,642	202	447,033
Commercial real estate	41,376	35,953	35,008	—	493	112,830
Construction	2,600	—	—	—	1,386	3,986
Other	—	—	—	—	167	167
Commercial business loans	57	—	—	—	398	455
Consumer loans	103	—	—	—	—	103
Total loans held for investment, gross	$279,975	$229,323	$277,737	$75,676	$14,362	$877,073

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

▪
Substandard - A substandard loan is inadequately protected by the current sound net worth and paying capacity of the borrower or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt.  A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

▪
Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:
	December 31, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$303,973	$443,127	$122,830	$3,241	$167	$399	$103	$863,80
Special Mention	1,400	3,906	—	—		—	—	5,306
Substandard	7,126	—	—	745	—	56	—	7,927
Total loans held for investment, gross	$312,499	$447,033	$112,830	$3,986	$167	$455	$103	$877,073

	June 30, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$304,619	$472,061	$108,786	$3,174	$167	$430	$109	$889,346
Special Mention	2,548	3,947	940	—	—	—	—	7,435
Substandard	7,641	—	—	—	—	70	—	7,711
Total loans held for investment, gross	$314,808	$476 008	$109,726	$3,174	$167	$500	$109	$904,492

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

The following table summarizes the Corporation's allowance for loan losses at December 31, 2018 and June 30, 2018:
(In Thousands)	December 31, 2018	June 30, 2018
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$2,520	$2,632
Multi-family	3,280	3,492
Commercial real estate	1,019	1,030
Construction	48	47
Other	3	3
Commercial business loans	17	18
Consumer loans	6	6
Total collectively evaluated allowance	6,893	7,228

Individually evaluated for impairment:
Mortgage loans:
Single-family	159	151
Commercial business loans	9	6
Total individually evaluated allowance	168	157
Total loan loss allowance	$7,061	$7,385

The following table is provided to disclose additional details on the Corporation's allowance for loan losses:
	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(Dollars in Thousands)	2018	2017	2018	2017

Allowance at beginning of period	$7,155	$8,063	$7,385	$8,039

(Recovery) provision for loan losses	(217)	(11)	(454)	158

Recoveries:
Mortgage loans:
Single-family	123	48	155	132
Consumer loans	—	—	1	—
Total recoveries	123	48	156	132

Charge-offs:
Mortgage loans:
Single-family	—	(25)	(25)	(254)
Consumer loans	—	—	(1)	—
Total charge-offs	—	(25)	(26)	(254)

Net recoveries (charge-offs)	123	23	130	(122)
Balance at end of period	$7,061	$8,075	$7,061	$8,075

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.80%	0.90%	0.80%	0.90%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.05)%	(0.01)%	(0.03)%	0.02%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.
	December 31, 2018
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$306,873	$—	$5,626	$312,499
Multi-family	447,033	—	—	447,033
Commercial real estate	112,830	—	—	112,830
Construction	3,241	—	745	3,986
Other	167	—	—	167
Commercial business loans	399	—	56	455
Consumer loans	101	2	—	103
Total loans held for investment, gross	$870,644	$2	$6,427	$877,073
(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2018
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$307,863	$804	$6,141	$314,808
Multi-family	476,008	—	—	476,008
Commercial real estate	109,726	—	—	109,726
Construction	3,174	—	—	3,174
Other	167	—	—	167
Commercial business loans	430	—	70	500
Consumer loans	108	1	—	109
Total loans held for investment, gross	$897,476	$805	$6,211	$904,492

(1)  All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation's allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Quarter Ended December 31, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,741	$3,336	$1,012	$38	$3	$19	$6	$7,155
(Recovery) provision for loan losses	(185)	(56)	7	10	—	7	—	(217)
Recoveries	123	—	—	—	—	—	—	123
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$2,679	$3,280	$1,019	$48	$3	$26	$6	$7,061

Allowance for loan losses:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$9	$—	$168
Collectively evaluated for impairment	2,520	3,280	1,019	48	3	17	6	6,893
Allowance for loan losses, end of period	$2,679	$3,280	$1,019	$48	$3	$26	$6	$7,061

Loans held for investment:
Individually evaluated for impairment	$5,817	$—	$—	$745	$—	$56	$—	$6,618
Collectively evaluated for impairment	306,682	447,033	112,830	3,241	167	399	103	870,455
Total loans held for investment, gross	$312,499	$447,033	$112,830	$3,986	$167	$455	$103	$877,073
Allowance for loan losses as a percentage of gross loans held for investment	0.86%	0.73%	0.90%	1.20%	1.80%	5.71%	5.83%	0.80%

	Quarter Ended December 31, 2017
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,579	$3,431	$875	$140	$31	$7	$8,063
(Recovery) provision for loan losses	(299)	(136)	58	364	1	1	(11)
Recoveries	48	—	—	—	—	—	48
Charge-offs	(25)	—	—	—	—	—	(25)
Allowance for loan losses, end of period	$3,303	$3,295	$933	$504	$32	$8	$8,075

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$15	$—	$15
Collectively evaluated for impairment	3,303	3,295	933	504	17	8	8,060
Allowance for loan losses, end of period	$3,303	$3,295	$933	$504	$32	$8	$8,075

Loans held for investment:
Individually evaluated for impairment	$7,038	$—	$—	$—	$76	$—	$7,114
Collectively evaluated for impairment	306,799	463,786	103,366	7,072	402	144	881,569
Total loans held for investment, gross	$313,837	$463,786	$103,366	$7,072	$478	$144	$888,683
Allowance for loan losses as a percentage of gross loans held for investment	1.05%	0.71%	0.90%	7.13%	6.69%	5.56%	0.90%

	Six Months Ended December 31, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other		Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,783	$3,492	$1,030	$47	$	$ 3	$24	$6	$7,385
(Recovery) provision for loan losses	(234)	(212)	(11)	1		—	2	—	(454)
Recoveries	155	—	—	—		—	—	1	156
Charge-offs	(25)	—	—	—		—	—	(1)	(26)
Allowance for loan losses, end of period	$2,679	$3,280	$1,019	$48	$	$ 3	$26	$6	$7,061

Allowance for loan losses:
Individually evaluated for impairment	$159	$—	$—	$—	$	$ —	$9	$—	$168
Collectively evaluated for impairment	2,520	3,280	1,019	48		3	17	6	6,893
Allowance for loan losses, end of period	$2,679	$3,280	$1,019	$48	$	$ 3	$26	$6	$7,061

Loans held for investment:
Individually evaluated for impairment	$5,817	$—	$—	$745	$	$ —	$56	$—	$6,618
Collectively evaluated for impairment	306,682	447,033	112,830	3,241		167	399	103	870,455
Total loans held for investment, gross	$312,499	$447,033	$112,830	$3,986		$167	$455	$103	$877,073
Allowance for loan losses as a percentage of gross loans held for investment	0.86%	0.73%	0.90%	1.20%		1.80%	5.71%	5.83%	0.80%

	Six Months Ended December 31, 2017
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,601	$3,420	$879	$96	$36	$7	$8,039
(Recovery) provision for loan losses	(176)	(125)	54	408	(4)	1	158
Recoveries	132	—	—	—	—	—	132
Charge-offs	(254)	—	—	—	—	—	(254)
Allowance for loan losses, end of period	$3,303	$3,295	$933	$504	$32	$8	$8,075

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$15	$—	$15
Collectively evaluated for impairment	3,303	3,295	933	504	17	8	8,060
Allowance for loan losses, end of period	$3,303	$3,295	$933	$504	$32	$8	$8,075

Loans held for investment:
Individually evaluated for impairment	$7,038	$—	$—	$—	$76	$—	$7,114
Collectively evaluated for impairment	306,799	463,786	103,366	7,072	402	144	881,569
Total loans held for investment, gross	$313,837	$463,786	$103,366	$7,072	$478	$144	$888,683
Allowance for loan losses as a percentage of gross loans held for investment	1.05%	0.71%	0.90%	7.13%	6.69%	5.56%	0.90%

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

	At December 31, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,856	$—	$2,856	$(393)	$2,463
Without a related allowance (2)	3,368	(561)	2,807	—	2,807
Total single-family	6,224	(561)	5,663	(393)	5,270

Construction:
Without a related allowance (3)	745	—	745	—	745
Total construction	745	—	745	—	745

Commercial business loans:
With a related allowance	56	—	56	(9)	47
Total commercial business loans	56	—	56	(9)	47

Total non-performing loans	$7,025	$(561)	$6,464	$(402)	$6,062

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

	At June 30, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,333	$—	$1,333	$(185)	$1,148
Without a related allowance (2)	5,569	(724)	4,845	—	4,845
Total single-family	6,902	(724)	6,178	(185)	5,993

Commercial business loans:
With a related allowance	70	—	70	(6)	64
Total commercial business loans	70	—	70	(6)	64

Total non-performing loans	$6,972	$(724)	$6,248	$(191)	$6,057
(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At both December 31, 2018 and June 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing, except for one construction loan with undisbursed loan funds at December 31, 2018.

For the quarters ended December 31, 2018 and 2017, the Corporation's average recorded investment in non-performing loans was $6.6 million and $8.2 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For both quarters ended December 31, 2018 and 2017, interest income of $226,000 and $10,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $48,000 and $80,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method.

For the six months ended December 31, 2018 and 2017, the Corporation's average recorded investment in non-performing loans was $6.8 million and $8.4 million, respectively.  For the six months ended December 31, 2018 and 2017, interest income of $291,000 and $170,000, respectively, was recognized, based on cash receipts from loan payments on non-performing loans and $104,000 and $174,000, respectively, was collected and applied to reduce the loan balances under the cost recovery method.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2018 and 2017:

	Quarter Ended December 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$3,326	$189	$7,301	$—
Construction	745	—	—	—
	4,071	189	7,301	—

With related allowances:
Mortgage loans:
Single-family	2,487	36	786	8
Commercial business loans	60	1	76	2
	2,547	37	862	10

Total	$6,618	$226	$8,163	$10

	Six Months Ended December 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$3,963	$229	$7,659	$135
Commercial real estate	—	—	34	13
Construction	496	—	—	496
	4,459	229	7,693	148

With related allowances:
Mortgage loans:
Single-family	2,279	60	608	19
Commercial business loans	64	2	77	3
	2,343	62	685	22

Total	$6,802	$291	$8,378	$170

For the quarter ended December 31, 2018, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was paid off.  For the six months ended December 31, 2018, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was upgraded to the "pass" category and one restructured loan was paid off.  For the quarters and six months ended December 31, 2017, there were no loans that were newly modified from their original terms, re-underwritten or identified in the Corporation's asset quality reports as restructured loans. During the quarters and six months ended December 31, 2018 and 2017, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarter and six months ended December 31, 2018, there was one loan whose modification was extended beyond the initial maturity of the modification; while during the quarter and six months ended December 31, 2017, there were no loans whose modification was extended beyond the initial maturity of the modification.  At both December 31, 2018 and June 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of December 31, 2018, the Corporation held nine restructured loans with a net outstanding balance of $4.2 million: one loan was classified as substandard and remains on accrual status ($1.4 million); and eight loans were classified as substandard on non-accrual status ($2.8 million). As of June 30, 2018, the Corporation held 11 restructured loans with a net outstanding balance of $5.2 million: one loan was classified as special mention on accrual status ($389,000); one loan was classified as substandard on accrual status ($1.4 million); and nine loans were classified as substandard on non-accrual status ($3.4 million).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of December 31, 2018 and June 30, 2018, $2.9 million or 70%, and $2.9 million or 56%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:
	At	At
(In Thousands)	December 31, 2018	June 30, 2018
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,698	$3,328
Commercial business loans	47	64
Total	2,745	3,392

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,425	1,788
Total	1,425	1,788

Total restructured loans	$4,170	$5,180

The following tables identify the Corporation's total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At December 31, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,214	$—	$2,214	$(124)	$2,090
Without a related allowance (2)	2,407	(374)	2,033	—	2,033
Total single-family	4,621	(374)	4,247	(124)	4,123

Commercial business loans:
With a related allowance	56	—	56	(9)	47
Total commercial business loans	56	—	56	(9)	47

Total restructured loans	$4,677	$(374)	$4,303	$(133)	$4,170
(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2018
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family
With a related allowance	$2,228	$—	$2,228	$(151)	$2,077
Without a related allowance (2)	3,450	(411)	3,039	—	3,039
Total single-family	5,678	(411)	5,267	(151)	5,116

Commercial business loans:
With a related allowance	70	—	70	(6)	64
Total commercial business loans	70	—	70	(6)	64

Total restructured loans	$5,748	$(411)	$5,337	$(157)	$5,180

(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

During the quarter ended December 31, 2018, no properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold.  This compares to the quarter ended December 31, 2017 when one property was acquired in the settlement of loans, while no previously foreclosed upon properties were sold. For the six months ended December 31, 2018, no properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold. This compares to the six months ended December 31, 2017 when one property was acquired in the settlement of loans, while two previously foreclosed upon properties were sold. As of December 31, 2018, there was no outstanding real estate owned property. This compares to two real estate owned properties located in California with a total net fair value of $906,000 at June 30, 2018.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2018 and June 30, 2018, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $34.6 million and $66.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.
Commitments	December 31, 2018	June 30, 2018
(In Thousands)

Undisbursed loan funds – Construction loans	$5,747	$4,302
Undisbursed lines of credit – Commercial business loans	1,488	495
Undisbursed lines of credit – Consumer loans	487	503
Commitments to extend credit on loans to be held for investment	7,376	9,352
Total	$15,098	$14,652

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2018 and 2017.
	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2018	2017	2018	2017
Balance, beginning of the period	$149	$213	$157	$277
Provision (recovery)	1	(25)	(7)	(89)
Balance, end of the period	$150	$188	$150	$188

In accordance with ASC 815, "Derivatives and Hedging," and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced ("TBA") MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At December 31, 2018, $506,000 was included in other assets and $691,000 was included in other liabilities; at June 30, 2018, $849,000 was included in other assets and $464,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and six months ended December 31, 2018 and 2017 was as follows:
	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2018	2017	2018	2017
(In Thousands)
Commitments to extend credit on loans to be held for sale	$8	$29	$(321)	$(93)
Mandatory loan sale commitments and TBA MBS trades	(928)	(582)	(249)	(791)
Option contracts, net	—	—	—	(37)
Total net loss	$(920)	$(553)	$(570)	$(921)

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:
	December 31, 2018		June 30, 2018
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$27,260	$504	$56,906	$825
Best efforts loan sale commitments	(12,795)	—	(29,502)	—
Mandatory loan sale commitments and TBA MBS trades	(66,721)	(689)	(117,759)	(440)
Total	$(52,256)	$(185)	$(90,355)	$385

(1)	Net of 26.3% at December 31, 2018 and 24.7% at June 30, 2018 of commitments which management has estimated may not fund.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first six months of fiscal 2019, the Corporation repurchased three loans totaling $253,000, including two loans that were fully charged off ($25,000). In comparison, the Corporation did not repurchase any loans from investors during the first six months of fiscal 2018 pursuant to the recourse/repurchase covenants contained in the loan sale agreements. Additional repurchase requests may have been settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first six months of fiscal 2019 and 2018, the Corporation recorded a $33,000 recovery and a $22,000 recovery from the recourse liability, respectively, and did not settle any claims.  As of December 31, 2018, the total recourse reserve for loans sold that are subject to repurchase decreased to $250,000, as compared to $283,000 at June 30, 2018 and $283,000 at December 31, 2017.

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

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2018 and 2017:
	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2018	2017	2018	2017
(In Thousands)

Balance, beginning of the period	$250	$305	$283	$305
Recovery from recourse liability	—	(22)	(33)	(22)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$250	$283	$250	$283

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized (Loss) Gain
As of December 31, 2018:
Loans held for investment, at fair value	$4,995	$5,261	$(266)
Loans held for sale, at fair value	$57,562	$55,648	$1,914

As of June 30, 2018:
Loans held for investment, at fair value	$5,234	$5,546	$(312)
Loans held for sale, at fair value	$96,298	$93,791	$2,507

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation's assets measured at fair value on a recurring basis:
	Fair Value Measurement at December 31, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,942	$—	$3,942
U.S. government sponsored enterprise MBS	—	2,311	—	2,311
Private issue CMO	—	—	310	310
Investment securities - available for sale	—	6,253	310	6,563

Loans held for investment, at fair value	—	—	4,995	4,995
Loans held for sale, at fair value	—	57,562	—	57,562
Interest-only strips	—	—	21	21

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	505	505
Mandatory loan sale commitments	—	—	1	1
Derivative assets	—	—	506	506
Total assets	$—	$63,815	$5,832	$69,647

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$1	$1
Mandatory loan sale commitments	—	—	10	10
TBA MBS trades	—	680	—	680
Derivative liabilities	—	680	11	691
Total liabilities	$—	$680	$11	$691

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$4,384	$—	$4,384
U.S. government sponsored enterprise MBS	—	2,762	—	2,762
Private issue CMO	—	—	350	350
Investment securities - available for sale	—	7,146	350	7,496

Loans held for investment, at fair value	—	—	5,234	5,234
Loans held for sale, at fair value	—	96,298	—	96,298
Interest-only strips	—	—	23	23

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	849	849
Derivative assets	—	—	849	849
Total assets	$—	$103,444	$6,456	$109,900

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$24	$24
Mandatory loan sale commitments	—	—	32	32
TBA MBS trades	—	408	—	408
Derivative liabilities	—	408	56	464
Total liabilities	$—	$408	$56	$464

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:
	For the Quarter Ended December 31, 2018
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commitments to Originate (2)	Mandatory Commitments (3)	Total
Beginning balance at September 30, 2018	$316	$4,945	$24	$496	$(9)	$5,772
Total gains or losses (realized/unrealized):
Included in earnings	—	95	—	8	(1)	102
Included in other comprehensive loss	(1)	—	(3)	—	—	(4)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(5)	(45)	—	—	1	(49)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2018	$310	$4,995	$21	$504	$(9)	$5,821

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

(2)	Consists of commitments to extend credit on loans to be held for sale.
(3)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2018
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commitments to Originate (2)	Mandatory Commitments (3)	Total
Beginning balance at June 30, 2018	$350	$5,234	$23	$825	$(32)	$6,400
Total gains or losses (realized/unrealized):
Included in earnings	—	46	—	(321)	21	(254)
Included in other comprehensive loss	(1)	—	(2)	—	—	(3)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(39)	(755)	—	—	2	(792)
Transfers in and/or out of Level 3	—	470	—	—	—	470
Ending balance at December 31, 2018	$310	$4,995	$21	$504	$(9)	$5,821

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

The following fair value hierarchy tables present information about the Corporation's assets measured at fair value at the dates indicated on a nonrecurring basis:
	Fair Value Measurement at December 31, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,313	$1,749	$6,062
Mortgage servicing assets	—	—	513	513
Real estate owned, net	—	—	—	—
Total	$—	$4,313	$2,262	$6,575

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,845	$1,212	$6,057
Mortgage servicing assets	—	—	135	135
Real estate owned, net	—	906	—	906
Total	$—	$5,751	$1,347	$7,098

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of December 31, 2018:
(Dollars In Thousands)	Fair Value As of December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$310	Market comparable pricing	Comparability adjustment	0.8% – 1.0% (0.9%)	Increase

Loans held for investment, at fair value	$4,995	Relative value analysis	Broker quotes Credit risk factors	96.7% – 103.5% (99.6%) of par 1.2% - 100.0% (4.7%)	Increase Decrease

Non-performing loans	$712	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$1,037	Relative value analysis	Loss severity	20.0% - 30.0% (23.0%)	Decrease

Mortgage servicing assets	$513	Discounted cash flow	Prepayment speed (CPR) Discount rate	8.3% - 60.0% (18.2%)9.0% - 10.5% (9.2%)	Decrease Decrease

Interest-only strips	$21	Discounted cash flow	Prepayment speed (CPR) Discount rate	11.4% - 30.5% (28.1%)9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$505	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	98.3% – 104.6% (101.6%) of par 16.9% - 28.2% (26.3%)	Increase Decrease

Mandatory loan sale commitments	$1	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	104.0% of par 0.023%	Decrease Decrease

Liabilities:

Commitments to extend credit on loans to be held for sale	$1	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	102.6% – 102.6% (102.6%) of par 16.9% - 28.2% (26.3%)	Decrease Decrease

Mandatory loan sale commitments	$10	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	102.4% - 103.4% (102.9%) of par 0.023%	Increase Increase
(1)	The range is based on the estimated fair values and management estimates.
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

The carrying amount and fair value of the Corporation's other financial instruments as of December 31, 2018 and June 30, 2018 was as follows:
	December 31, 2018
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$84,990	$85,056	—	$85,056	$—
Loans held for investment, not recorded at fair value	$870,418	$842,908	—	—	$842,908
FHLB – San Francisco stock	$8,199	$8,199	—	$8,199	—

Financial liabilities:
Deposits	$872,884	$843,671	—	—	$843,671
Borrowings	$111,135	$109,680	—	—	$109,680
	June 30, 2018
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$87,813	$87,239	—	$87,239	—
Loans held for investment, not recorded at fair value	$897,451	$873,112	—	—	$873,112
FHLB – San Francisco stock	$8,199		$8,199	—	$—

Financial liabilities:
Deposits	$907,598	$877,641	—	—	$877,641
Borrowings	$126,163	$123,778	—	—	$123,778

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2018, there were no significant changes to the Corporation's valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.
Note 9: Incentive Plans

As of December 31, 2018, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan ("2013 Plan") and the 2010 Equity Incentive Plan ("2010 Plan").  Additionally, the Corporation had one inactive share-based compensation plan - the 2006 Equity Incentive Plan ("2006 Plan") where no new awards can be granted but outstanding grants remain eligible for exercise.

For the quarters ended December 31, 2018 and 2017, the compensation cost for these plans was $45,000 and $258,000, respectively.  The income tax (deficit) benefit recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the quarters ended December 31, 2018 and 2017 was $(2,000) and $7,000, respectively.

For the first six months ended December 31, 2018 and 2017, the compensation cost for these plans was $730,000 and $524,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the six months ended December 31, 2018 and 2017 was $124,000 and $20,000, respectively.

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
During the second quarter of fiscal 2019, no options were granted or forfeited, while 5,000 options were exercised.  This compares to the second quarter of fiscal 2018 when no options were granted or forfeited, while 5,750 options were exercised. During the first six months of fiscal 2019, no options were granted or forfeited, while 20,000 options were exercised. This compares to the first six months of fiscal 2018 when no options were granted, while 27,250 options were exercised and 2,500 options were forfeited.  As of December 31, 2018 and 2017, there were 147,500 stock options available for future grants under the Plans at both dates.

The following table summarizes the stock option activity in the Plans for the quarter and six months ended December 31, 2018.

	For the Quarter Ended December 31, 2018
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2018	514,000	$12.84
Granted	—	$—
Exercised	(5,000)	$14.59
Forfeited	—	$—
Outstanding at December 31, 2018	509,000	$12.83	4.80	$1,485
Vested and expected to vest at December 31, 2018	506,400	$12.79	4.78	$1,485
Exercisable at December 31, 2018	496,000	$12.65	4.72	$1,485

	For the Six Months Ended December 31, 2018
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2018	529,000	$12.77
Granted	—	$—
Exercised	(20,000)	$11.31
Forfeited	—	$—
Outstanding at December 31, 2018	509,000	$12.83	4.80	$1,485
Vested and expected to vest at December 31, 2018	506,400	$12.79	4.78	$1,485
Exercisable at December 31, 2018	496,000	$12.65	4.72	$1,485

As of December 31, 2018 and 2017, there was $76,000 and $652,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.8 years and 1.1 years, respectively.  The forfeiture rate during the first six months of fiscal 2019 and 2018 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of stock option grants and is reviewed annually.

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

There were no restricted stock awards and no forfeitures, while there were 1,500 shares of restricted stock vested in the second quarter of fiscal 2019. This compares to no restricted stock activity in the second quarter of fiscal 2018. For the first six months of fiscal 2019, there was no restricted stock activity, other than the vesting of 86,500 shares. This compares to no restricted stock activity, other than the forfeiture of 2,000 shares for the first six months of fiscal 2018.  As of December 31, 2018 and 2017, there were 267,750 shares of restricted stock available for future awards under the Plans at both dates.

The following table summarizes the unvested restricted stock activity for the quarter and six months ended December 31, 2018.

	For the Quarter Ended December 31, 2018
Unvested Shares	Shares	Weighted- Average Award Date Fair Value
Unvested at September 30, 2018	13,500	$18.20
Granted	—	$—
Vested	(1,500)	$17.35
Forfeited	—	$—
Unvested at December 31, 2018	12,000	$18.31
Expected to vest at December 31, 2018	9,600	$18.31

	For the Six Months Ended December 31, 2018
Unvested Shares	Shares	Weighted- Average Award Date Fair Value
Unvested at June 30, 2018	98,500	$14.35
Granted	—	$—
Vested	(86,500)	$13.80
Forfeited	—	$—
Unvested at December 31, 2018	12,000	$18.31
Expected to vest at December 31, 2018	9,600	$18.31

As of December 31, 2018 and 2017, the unrecognized compensation expense was $159,000 and $867,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders' equity.  This expense is expected to be recognized over a weighted-average period of 1.6 years and 1.3 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first six months of fiscal 2019 and 2018.

Note 10: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters and six months ended December 31, 2018 and 2017.
	For the Quarter Ended December 31, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at September 30, 2018	$172	$17	$189

Other comprehensive loss before reclassifications	(18)	(2)	(20)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(18)	(2)	(20)

Ending balance at December 31, 2018	$154	$15	$169

	For the Quarter Ended December 31, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at September 30, 2017	$214	$16	$230

Other comprehensive loss before reclassifications	(61)	(4)	(65)
Amount reclassified from accumulated other comprehensive income	42	3	45
Net other comprehensive loss	(19)	(1)	(20)

Ending balance at December 31, 2017	$195	$15	$210

	For the Six Months Ended December 31, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2018	$194	$16	$210

Other comprehensive loss before reclassifications	(40)	(1)	(41)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(40)	(1)	(41)

Ending balance at December 31, 2018	$154	$15	$169

	For the Six Months Ended December 31, 2017
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2017	$211	$18	$229

Other comprehensive loss before reclassifications	(58)	(6)	(64)
Amount reclassified from accumulated other comprehensive income	42	3	45
Net other comprehensive loss	(16)	(3)	(19)

Ending balance at December 31, 2017	$195	$15	$210

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

As of December 31, 2018:
		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$1	$—	$1	$—	$—	$1
Total	$1	$—	$1	$—	$—	$1

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$690	$—	$690	$—	$—	$690
Total	$690	$—	$690	$—	$—	$690

As of June 30, 2018:
		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$440	$—	$440	$—	$—	$440
Total	$440	$—	$440	$—	$—	$440

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

Disaggregation of Revenue:

The following table includes the Company's non-interest income disaggregated by type of services for the quarters and six months ended December 31, 2018 and 2017:
	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Type of Services	2018	2017	2018	2017
(In Thousands)
Asset management fees	$56	$88	$138	$207
Debit card and ATM fees	413	394	832	796
Deposit related fees	519	543	1,038	1,110
Loan related fees	1	(11)	13	(36)
BOLI (1)	47	67	93	134
Loan servicing fees (1)	277	317	601	680
Net gain on sale of loans (1)	2,263	4,317	5,395	9,164
Other	19	26	34	38
Total non-interest income	$3,595	$5,741	$8,144	$12,093

(1)	Not in scope of ASC 606.

For the quarters and six months ended December 31, 2018 and 2017, substantially all of the Company's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized in scope of ASC 606:

Asset management fees: Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by clients through a third-party provider. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month.

Debit card and ATM fees: Debit and ATM interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from debit cardholder transactions through a third party payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

Deposit related fees: Fees are earned on the Bank's deposit accounts for various products offered to or services performed for the Bank's customers. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box and others. These fees are recognized on a daily, monthly or quarterly basis, depending on the type of service.

Loan related fees: Non-interest loan fee income is earned on loans that the Bank services, excluding loan servicing fees which are not within the scope of ASC 606. Loan related fees include prepayment fees, late charges, brokered loan fees, maintenance fees and others. These fees are recognized on a daily, monthly, quarterly or annual basis, depending on the type of service.

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

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At June 30, 2017, the Corporation's deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35 percent. As a result of the reduction in the corporate income tax rate under the Tax Act, the Corporation revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21 percent. These re-measurements collectively resulted in a discrete tax expense of $1.8 million that was recognized in the second quarter of fiscal 2018.

The estimated combined federal and state statutory tax rates, before discrete items, for the second quarters of fiscal 2019 and 2018 and for fiscal years 2019 and 2018 are as follows:
Statutory Tax Rates	Q2FY2019	Q2FY2018	FY2019	FY2018
Federal Tax Rate	21.00%	28.06%	21.00%	28.06%
State Tax Rate	10.84%	10.84%	10.84%	10.84%
Combined Statutory Tax Rate (1)	29.56%	35.86%	29.56%	35.86%

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

Note 14: Subsequent Events

1)
On January 29, 2019, the Corporation announced that the Corporation's Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation's common stock at the close of business on February 19, 2019 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 12, 2019.

2)
On January 30, 2019, the Corporation announced that Bank will close its La Quinta Branch effective at the close of business on May 10, 2019. The Bank anticipates an annual operational cost savings of approximately $473,000, primarily in salaries and employee benefits expenses and premises and occupancy expenses subsequent to the branch closure. Total one-time charges for the branch closure will be approximately $18,000.

3)
On February 4, 2019, the Corporation announced that the Corporation's Board of Directors determined that it was in the long-term best interests of the Corporation to exit the operations of the Corporation's mortgage banking segment conducted through PBM. The Corporation estimates that it will incur one-time costs of approximately $3.6 million to $4.0 million during the remainder of fiscal 2019, which amounts include costs for severance, retention, personnel, premises, occupancy, depreciation, and costs related to termination of data processing and other contractual arrangements. For additional information, see the Form 8-K the Corporation filed with the SEC on February 4, 2019.

ITEM 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion").  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB").  At December 31, 2018, the Corporation had total assets of $1.13 billion, total deposits of $872.9 million and total stockholders' equity of $122.7 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms "we," "our," "us," and "Corporation" refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation's business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage ("PBM"), a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates two wholesale loan production offices: one in Pleasanton and one in Riverside, California; and nine retail loan production offices located throughout California.  The Corporation's revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Corporation's business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On October 25, 2018, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation's shareholders of record at the close of business on November 15, 2018, which was paid on December 6, 2018.  Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

On January 29, 2019, the Corporation announced that the Corporation's Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation's common stock at the close of business on February 19, 2019 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 12, 2019.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are "forward-looking statements."  These statements relate to the Corporation's financial condition, liquidity, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the possibility that the actual costs incurred from our exiting the mortgage banking business will be materially different from the estimated costs provided in this report, and the possibility that the actual changes in net interest income from the mortgage banking segment, mortgage origination revenue from the mortgage banking segment, mortgage servicing revenue from the mortgage banking segment, and non-interest expense from the mortgage banking segment resulting from our exiting the mortgage banking business will be materially different from the estimated changes provided in this report; the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced, both before and after the discontinuation of the mortgage banking business, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation's other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2018 Annual Report on Form 10-K for the year ended June 30, 2018 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies.  There have been no significant changes during the six months ended December 31, 2018 to the critical accounting policies as described in the Corporation's 2018 Annual Report on Form 10-K for the period ended June 30, 2018.

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

Contractual Obligations.  The following table summarizes the Corporation's contractual obligations at December 31, 2018 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,392	$4,383	$1,667	$640	$9,082
Pension benefits	253	505	505	6,282	7,545
Time deposits	123,764	78,701	24,035	945	227,445
FHLB – San Francisco advances	12,713	35,594	32,695	40,755	121,757
FHLB – San Francisco letter of credit	10,000	—	—	—	10,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$149,122	$119,183	$58,902	$51,080	$378,287

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance ("MPF") program.  As of December 31, 2018, the Bank serviced $10.9 million of loans under this program.  The estimated amounts by period are based on historical loss experience.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Total assets decreased $48.4 million, or four percent, to $1.13 billion at December 31, 2018 from $1.18 billion at June 30, 2018.  The decrease was primarily attributable to decreases in loans held for investment, loans held for sale and investment securities, partly offset by an increase in cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $24.1 million, or 56 percent, to $67.4 million at December 31, 2018 from $43.3 million at June 30, 2018.  The increase in the total cash and cash equivalents was primarily attributable to the decreases in loans held for sale, loans held for investment and investment securities, partly offset by the payoff of short-term borrowings and time deposits that matured during the first six months of fiscal 2019.

Investment securities (held to maturity and available for sale) decreased $3.7 million, or four percent, to $91.6 million at December 31, 2018 from $95.3 million at June 30, 2018. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by investment security purchases during the first six months of fiscal 2019. For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $27.3 million, or three percent, to $875.4 million at December 31, 2018 from $902.7 million at June 30, 2018, primarily due to a $29.0 million or six percent decline in multi-family loans.  During the first six months of fiscal 2019, the Corporation originated $71.4 million of loans held for investment, consisting primarily of single-family and multi-family loans and also purchased $4.6 million in multi-family loans held for investment. Total loan principal payments during the first six months of fiscal 2019 were $104.1 million, up three percent from $100.8 million during the comparable period in fiscal 2018. Single-family loans held for investment decreased $2.3 million, or one percent, to $312.5 million at December 31, 2018 from $314.8 million at June 30, 2018, and represented approximately 36 percent and 35 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2018 and June 30, 2018, as a percentage of the total dollar amount outstanding:

As of December 31, 2018
(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$109,742	35%	$146,372	47%	$55,334	18%	$1,051	—%	$312,499	100%
Multi-family	72,201	16%	267,774	60%	106,726	24%	332	—%	447,033	100%
Commercial real estate	32,224	29%	52,928	47%	27,678	24%	—	—%	112,830	100%
Construction	139	4%	3,404	85%	443	11%	—	—%	3,986	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$214,306	24%	$470,4781	54%	$190,348	22%	$1,383	—%	$876,515	100%

(1)	Other than the Inland Empire.

As of June 30, 2018
(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$110,510	35%	$149,261	48%	$53,960	17%	$1,077	—%	$314,808	100%
Multi-family	76,473	16%	287,174	60%	109,684	23%	2,677	1%	476,008	100%
Commercial real estate	32,224	29%	47,903	44%	29,599	27%	—	—%	109,726	100%
Construction	49	1%	2,685	85%	440	14%	—	—%	3,174	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$219,256	24%	$487,0231	54%	$193,850	21%	$3,754	1%	$903,883	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $38.7 million, or 40 percent, to $57.6 million at December 31, 2018 from $96.3 million at June 30, 2018.  The decrease was primarily due to a decrease in the loan origination for sale volume and the timing difference between loan fundings and loan sale settlements. Total loans originated for sale during the quarter ended December 31, 2018 was $146.4 million as compared to $241.6 million during the quarter ended June 30, 2018.

Total deposits decreased $34.7 million, or four percent, to $872.9 million at December 31, 2018 from $907.6 million at June 30, 2018.  Transaction accounts decreased $20.8 million, or three percent, to $649.2 million at December 31, 2018 from $670.0 million at June 30, 2018, while time deposits decreased $13.9 million, or six percent, to $223.7 million at December 31, 2018 from $237.6 million at June 30, 2018 consistent with the Bank's strategy to decrease the percentage of time deposits in its deposit base.

Total borrowings decreased $15.1 million, or 12 percent, to $111.1 million at December 31, 2018 as compared to $126.2 million at June 30, 2018, due to the maturity of short-term borrowings. The borrowings were primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders' equity increased $2.2 million, or two percent, to $122.7 million at December 31, 2018 from $120.5 million at June 30, 2018, primarily as a result of net income of $3.8 million and the amortization of stock-based compensation benefits during the first six months of fiscal 2019, partly offset by $2.1 million of quarterly cash dividends paid to shareholders and stock repurchases from restricted stock recipients to fund their withholding tax obligations.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2018 and 2017

The Corporation's net income for the second quarter of fiscal 2019 was $2.0 million, a substantial improvement as compared to the net loss of $777,000 in the same period of fiscal 2018. Compared to the same quarter last year, the increase in earnings was primarily attributable to (a) the one-time, non-cash, net tax charge of $1.8 million, or $(0.24) per diluted share, from the net deferred tax assets revaluation in the second quarter of fiscal 2018 required by the Tax Act which lowered the federal corporate income tax rate (not replicated this quarter), (b) the $650,000 litigation reserve which, net of tax benefit, reduced net results by approximately $(0.06) per diluted share in the second quarter of fiscal 2018 (not replicated this quarter), (c) a $1.1 million increase in net interest income, a $1.4 million decrease in salaries and employee benefits expense and the application of the statutory income tax rate (federal tax rate and state tax rate) of 29.56% this quarter as compared to the blended tax rate of 35.86% in the same quarter last year; partly offset by a $2.0 million decrease in the gain on sale of loans.

For the first six months of fiscal 2018, the Corporation's net income was $3.8 million, an increase of $4.8 million, or 480 percent, from a net loss of $1.0 million in the same period of fiscal 2018.  Compared to the same period last year, the increase in earnings was primarily attributable to (a) the one-time, non-cash, net tax charge of $1.8 million, or $(0.24) per diluted share, from the net deferred tax assets revaluation required by the Tax Act consistent with the lower corporate federal income tax rate applied in the second quarter of fiscal 2018 (not replicated this period), (b) the $3.4 million litigation reserve which, net of tax benefit, reduced net results by approximately $(0.29) per diluted share in the first six months of fiscal 2018 (not replicated this period), (c) a $1.3 million increase in net interest income, a $2.4 million decrease in salaries and employee benefits expense and the application of the statutory income tax rate of 29.56% this current period as compared to the blended tax rate of 35.86% in the same period last year; partly offset by a $3.8 million decrease in the gain on sale of loans.

The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 81 percent for the second quarter of fiscal 2019 from 91 percent in the same period of fiscal 2018. For the first six months of fiscal 2019, the Corporation's efficiency ratio improved to 83 percent from 97 percent for the same period of fiscal 2018.

Return (loss) on average assets increased 96 basis points to 0.69 percent in the second quarter of fiscal 2019 from (0.27) percent in the same period last year. For the first six months of fiscal 2019, return (loss) on average assets was 0.66 percent, up 83 basis points from (0.17) percent in the same period last year.

Return (loss) on average equity increased to 6.42 percent in the second quarter of fiscal 2019 from (2.50) percent in the same period last year. For the first six months of fiscal 2019, return (loss) on average equity was 6.22 percent compared to (1.59) percent for the same period last year.

Diluted earnings (loss) per share for the second quarter of fiscal 2019 were $0.26, a significant improvement from $(0.10) in the same period last year. For the first six months of fiscal 2019, diluted earnings (loss) per share were $0.50, a 485 percent increase from $(0.13) in the same period last year.

Net Interest Income:

For the Quarters Ended December 31, 2018 and 2017.  Net interest income increased by $1.1 million, or 12 percent, to $9.8 million for the second quarter of fiscal 2019 as compared to the same period in fiscal 2018, as a result of a higher net interest margin, partly offset by a lower average interest-earning asset balance. The net interest margin increased 46 basis points to 3.54 percent in the second quarter of fiscal 2019 from 3.08 percent in the same period of fiscal 2018, primarily due to an increase in the average yield on interest-earning assets, partly offset by a slight increase in the average cost of interest-bearing liabilities. The net interest margin in the second quarter of fiscal 2019 was augmented by $159,000 of previously unrecognized loan interest income resulting from the payoff of two non-performing loans and the $133,000 special cash dividend received on FHLB San Francisco stock, which increased the net interest margin by approximately 10 basis points for the quarter. The weighted-average yield on interest-earning assets increased by 48 basis points to 4.12 percent in the second quarter of fiscal 2019 from 3.64 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities increased by two basis points to 0.64 percent for the second quarter of fiscal 2019 as compared to 0.62 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to an increase in the average yield of all interest-earning assets, particularly in loans receivable and FHLB – San Francisco stock as a result of the payment of the special cash dividend. The average balance of interest-earning assets decreased $27.7 million, or two percent, to $1.11 billion in the second quarter of fiscal 2019 from $1.14 billion in the comparable period of fiscal 2018, primarily reflecting a decrease in the average balance of loans receivable, partly offset by increases in the average balance of investment securities and interest-earning deposits. The average balance of interest-bearing liabilities decreased by $27.0 million, or three percent, to $1.00 billion in the second quarter of fiscal 2019 from $1.03 billion in the same quarter last year.

For the Six Months Ended December 31, 2018 and 2017.  Net interest income increased $1.3 million, or seven percent, to $19.2 million for the first six months of fiscal 2019 from $17.9 million for the comparable period in fiscal 2018, due to a higher net interest margin, partly offset by a lower average interest-earning assets balance. The net interest margin was 3.42 percent in the first six months of fiscal 2019, up 30 basis points from 3.12 percent in the same period of fiscal 2018, primarily due to an increase in the average yield on interest-earning assets, partly offset by a slight increase in the average cost of interest-bearing liabilities.  The net interest margin in the six months of fiscal 2019 was augmented by $176,000 of previously unrecognized loan interest income resulting from the payoff of three non-performing loans and the $133,000 special cash dividend received on FHLB San Francisco stock, which increased the net interest margin by approximately six basis points for the period. The weighted-average yield on interest-earning assets increased by 31 basis points to 4.00 percent, while the weighted-average cost of interest-bearing liabilities increased by two basis points to 0.64 percent for the first six months of fiscal 2019 as compared to the same period last year.  The average balance of interest-earning assets decreased $22.2 million, or two percent, to $1.12 billion in the first six months of fiscal 2019 from $1.14 billion in the comparable period of fiscal 2018, primarily reflecting a decrease in the average balance of loans receivable, partly offset by increases in the average balance of investment securities and interest earning deposits. The average balance of interest-bearing liabilities decreased by $20.7 million, or two percent, to $1.01 billion in the first six months of fiscal 2019 from $1.03 billion in the same period last year.

Interest Income:

For the Quarters Ended December 31, 2018 and 2017.  Total interest income increased by $1.1 million, or 10 percent, to $11.4 million for the second quarter of fiscal 2019 as compared to the same quarter of fiscal 2018.  The increase was primarily due to an increase in interest income of all interest-earning assets, particularly in loans receivable.

Interest income on loans receivable increased $596,000, or six percent, to $10.3 million in the second quarter of fiscal 2019 as compared to the same quarter of fiscal 2018.  This increase was attributable to a higher average loan yield reflecting the rise in interest rates over the last year, partly offset by a lower average loan balance. The average loans receivable yield during the second quarter of fiscal 2019 increased 46 basis points to 4.39 percent from 3.93 percent during the same quarter last year, primarily due to increases in the average yield of loans held for investment and the average yield of loans held for sale with a lower percentage of loans held for sale to total loans receivable. The average yield on loans receivable in the second quarter of fiscal 2019 includes $159,000 of previously unrecognized interest income resulting from the payoff of two non-performing loans, which increased the yield by approximately seven basis points for the quarter. The average balance of loans receivable decreased by $49.7 million, or five percent, to $941.2 million for the second quarter of fiscal 2019 from $990.9 million in the same quarter of fiscal 2018, primarily due to a decrease in average loans held for sale attributable to a decrease in mortgage banking activity and, to a lesser extent, a decrease in average loans held for investment.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment decreased $12.0 million, or one percent, to $878.2 million during the second quarter of fiscal 2019 from $890.2 million in the same quarter of fiscal 2018. The average yield on the loans held for investment increased by 43 basis points to 4.36 percent in the second quarter of fiscal 2019 from 3.93 percent in the same quarter of fiscal 2018. The average balance of loans held for sale, however, decreased $37.7 million, or 37 percent, to $63.0 million during the second quarter of fiscal 2019 from $100.7 million in the same quarter of fiscal 2018.  The average yield on the loans held for sale increased by 95 basis points to 4.86 percent in the second quarter of fiscal 2019 from 3.91 percent in the same quarter of fiscal 2018.

Interest income from investment securities increased $125,000, or 39 percent, to $444,000 in the second quarter of fiscal 2019 from $319,000 for the same quarter of fiscal 2018. This increase was attributable to a higher average yield and, to a lesser extent, a higher average balance.  The average investment securities yield increased 46 basis points to 1.90 percent in the second quarter of fiscal 2019 from 1.44 percent in the same quarter of fiscal 2018. The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments. The average balance of investment securities increased $4.9 million, or six percent, to $93.5 million in the second quarter of fiscal 2019 from $88.6 million in the same quarter of fiscal 2018. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2019 was $278,000, up 94 percent from $143,000 in the same quarter of fiscal 2018, primarily attributable to a special cash dividend of $133,000 received in December 2018.  As a result, the average yield increased to 13.56 percent in the second quarter of fiscal 2019 as compared to 7.05 percent in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $387,000 in the second quarter of fiscal 2019, up 130 percent from $168,000 in the same quarter of fiscal 2018.  The increase was due to a higher average yield, and to a lesser extent, a higher average balance in the second quarter of fiscal 2019 as compared to the same quarter last year.  The average yield earned on interest-earning deposits increased 93 basis points to 2.23 percent in the second quarter of fiscal 2019 from 1.30 percent in the comparable quarter last year, due primarily to the increases in the targeted federal funds rate over the last year.  The average balance of the interest-earning deposits in the second quarter of fiscal 2019 was $67.8 million, an increase of $17.1 million or 34 percent, from $50.7 million in the same quarter of fiscal 2018. The increase in the average balance of interest-earning deposits was primarily due to the decreases in loans held for investment and loans held for sale, partly offset by an increase in investment securities and a decrease in deposits.

For the Six Months Ended December 31, 2018 and 2017.  Total interest income increased by $1.3 million, or six percent, to $22.4 million for the first six months of fiscal 2019 from $21.1 million in the same period of fiscal 2018.  The increase was primarily due to an increase in interest income of all interest-earning assets, particularly in loans receivable.

Loans receivable interest income increased $613,000, or three percent, to $20.5 million in the first six months of fiscal 2019 from $19.9 million for the same period of fiscal 2018.  The increase was attributable to a higher average loan yield reflecting the rise in interest rates over the last year, partly offset by a lower average loan balance in the first six months of fiscal 2019 in comparison to the same period last year.  The average loan yield, including loans held for sale, during the first six months of fiscal 2019 increased 32 basis points to 4.30 percent from 3.98 percent in the same period last year. The average yield on loans receivable in the first six months of fiscal 2019 includes $176,000 of previously unrecognized interest income resulting from the payoff of three non-performing loans, which increased the yield by approximately four basis points for the first six months of fiscal 2019; while in the same period of fiscal 2018, it includes $118,000 of previously unrecognized interest income resulting from the payoff of two non-performing loans, which increased the yield by approximately two basis points for the first six months of fiscal 2018. The average balance of loans receivable, including loans held for sale, decreased $45.1 million to $954.1 million for the first six months of fiscal 2019 from $999.2 million in the same period of fiscal 2018.

Loans receivable is comprised of loans held for investment and loans held for sale.  The average balance of loans held for investment decreased $13.5 million, or two percent, to $885.5 million during the first six months of fiscal 2019 from $899.0 million in the same period of fiscal 2018.  The average yield on the loans held for investment increased by 28 basis points to 4.27 percent in the first six months of fiscal 2019 from 3.99 percent in the same period of fiscal 2018.  The average balance of loans held for sale decreased by $31.6 million, or 32 percent, to $68.6 million during the first six months of fiscal 2019 from $100.2 million in the same period of fiscal 2018.  The average yield on the loans held for sale increased by 79 basis points to 4.71 percent in the first six months of fiscal 2019 from 3.92 percent in the same period of fiscal 2018.

Interest income from investment securities increased $213,000, or 37 percent, to $789,000 in the first six months of fiscal 2019 from $576,000 for the same period of fiscal 2018. This increase was attributable to a higher average yield and, to a lesser extent, a higher average balance. The average investment securities yield increased 31 basis points to 1.71 percent in the first six months of fiscal 2019 from 1.40 percent in the same period of fiscal 2018.  The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable rate mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments. The average balance of investment securities increased $10.4 million, or 13 percent, to $92.4 million in the first six months of fiscal 2019 from $82.0 million in the same period of fiscal 2018. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2019 was $421,000, up 48 percent from $284,000 in the same period of fiscal 2018, primarily attributable to a special cash dividend of $133,000 received in December 2018. As a result, the average yield increased to 10.27 percent in the first six months of fiscal 2019 as compared to 7.01 percent in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $725,000 in the first six months of fiscal 2019, up 103 percent from $358,000 in the same period of fiscal 2018.  The increase was due to a higher average yield and, to a lesser extent, a higher average balance in the first six months of fiscal 2019 as compared to the same period last year.  The average yield increased 83 basis points to 2.10 percent in the first six months of fiscal 2019 from 1.27 percent in the comparable period last year, due primarily to the increases in the targeted federal funds rate over the last year. The average balance of the interest-earning deposits in the first six months of fiscal 2019 was $67.6 million, an increase of $12.5 million or 23 percent, from $55.1 million in the same period of fiscal 2018.  The increase in average balance of interest-earning deposits was primarily due to the decreases in loans held for investment and loans held for sale, partly offset by an increase in investment securities and a decrease in deposits.

Interest Expense:

For the Quarters Ended December 31, 2018 and 2017.  Total interest expense remained virtually unchanged at $1.6 million for both the second quarters of fiscal 2019 and 2018.

Interest expense on deposits for the second quarter of fiscal 2019 was $894,000 as compared to $886,000 for the same period last year, an increase of $8,000, or one percent.  The increase in interest expense on deposits was primarily attributable to a slightly higher average cost of deposits, mostly offset by a lower average balance. The average cost of deposits remained relatively stable, increasing two basis points to 0.40 percent during the second quarter of fiscal 2019 from 0.38 percent during the same quarter last year.  The increase in the average cost of deposits was attributable primarily to a higher average cost of time deposits, partly offset by a lower percentage of time deposits to the total deposit balance. The average balance of deposits decreased $26.6 million, or three percent, to $889.6 million during the quarter ended December 31, 2018 from $916.2 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the second quarter of fiscal 2019 was 74 percent, compared to 72 percent in the same period of fiscal 2018.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2019 decreased $13,000, or two percent, to $715,000 from $728,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average cost and, to a lesser extent, a lower average balance. The average cost of borrowings decreased four basis points to 2.55 percent for the quarter ended December 31, 2018 from 2.59 percent in the same quarter last year. The decrease in the average cost of borrowings was primarily due to the maturity of a long-term advance which was renewed at a lower interest rate in the third quarter of fiscal 2018. The average balance of borrowings decreased slightly to $111.1 million during the quarter ended December 31, 2018 from $111.5 million during the same period last year, primarily due to principal payments of borrowings.

For the Six Months Ended December 31, 2018 and 2017.  Total interest expense for the first six months of fiscal 2019 increased only $11,000 as compared to the same period last year.  This slight increase was attributable to a higher interest expense on borrowings, partly offset by a lower interest expense on deposits.

Interest expense on deposits for the first six months of fiscal 2019 was relatively unchanged at $1.8 million as compared to the same period last year, a slight decrease of $3,000.  The slight decrease in interest expense on deposits was primarily attributable to a lower average balance, partly offset by a higher average cost of deposits. The average balance of deposits decreased $23.4 million, or three percent, to $896.2 million during the six months ended December 31, 2018 from $919.6 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction accounts. The average cost of deposits increased one basis point to 0.39 percent during the first six months of fiscal 2019 from 0.38 percent during the same period last year. The increase in the average cost of deposits was attributable primarily to a higher average cost of time deposits, partly offset by a lower percentage of time deposits to the total deposit balance. The average balance of transaction accounts to total deposits in the first six months of fiscal 2019 was 74 percent, compared to 72 percent in the same period of fiscal 2018.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first six months of fiscal 2019 increased $14,000, or one percent, to $1.5 million as compared to the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased by $2.8 million, or two percent, to $115.6 million during the six months ended December 31, 2018 from $112.8 million during the same period last year, primarily due to additional short-term borrowings at lower average cost. The average cost of borrowings decreased three basis points to 2.54 percent for the six months ended December 31, 2018 from 2.57 percent in the same period last year.

The following tables present the average balance sheets for the quarters and six months ended December 31, 2018 and 2017, respectively:

Average Balance Sheets
	Quarter Ended December 31, 2018			Quarter Ended December 31, 2017
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$941,192	$10,331	4.39%	$990,906	$9,735	3.93%
Investment securities	93,468	444	1.90%	88,588	319	1.44%
FHLB – San Francisco stock	8,199	278	13.56%	8,108	143	7.05%
Interest-earning deposits	67,760	387	2.23%	50,725	168	1.30%

Total interest-earning assets	1,110,619	11,440	4.12%	1,138,327	10,365	3.64%

Non interest-earning assets	31,683			33,498

Total assets	$1,142,302			$1,171,825

Interest-bearing liabilities:
Checking and money market accounts (2)	$379,752	$117	0.12%	$373,632	$112	0.12%
Savings accounts	282,410	147	0.21%	289,990	149	0.20%
Time deposits	227,395	630	1.10%	252,588	625	0.98%

Total deposits	889,557	894	0.40%	916,210	886	0.38%

Borrowings	111,141	715	2.55%	111,521	728	2.59%

Total interest-bearing liabilities	1,000,698	1,609	0.64%	1,027,731	1,614	0.62%

Non interest-bearing liabilities	19,587			19,932

Total liabilities	1,020,285			1,047,663

Stockholders' equity	122,017			124,162
Total liabilities and stockholders' equity	$1,142,302			$1,171,825

Net interest income		$9,831			$8,751

Interest rate spread (3)			3.48%			3.02%
Net interest margin (4)			3.54%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.98%			110.76%
Return (loss) on average assets			0.69%			(0.27)%
Return (loss) on average equity			6.42%			(2.50)%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $268 and $409 for the quarters ended December 31, 2018 and 2017, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $82.8 million and $78.6 million during the quarters ended December 31, 2018 and 2017, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Six Months Ended December 31, 2018			Six Months Ended December 31, 2017
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$954,148	$20,505	4.30%	$999,242	$19,892	3.98%
Investment securities	92,384	789	1.71%	82,029	576	1.40%
FHLB – San Francisco stock	8,199	421	10.27%	8,108	284	7.01%
Interest-earning deposits	67,552	725	2.10%	55,085	358	1.27%

Total interest-earning assets	1,122,283	22,440	4.00%	1,144,464	21,110	3.69%

Non interest-earning assets	30,982			32,514

Total assets	$1,153,265			$1,176,978

Interest-bearing liabilities:
Checking and money market accounts (2)	$378,702	$225	0.12%	$373,425	$215	0.11%
Savings accounts	285,441	298	0.21%	288,347	298	0.21%
Time deposits	232,074	1,251	1.07%	257,856	1,264	0.97%

Total deposits	896,217	1,774	0.39%	919,628	1,777	0.38%

Borrowings	115,577	1,478	2.54%	112,834	1,464	2.57%

Total interest-bearing liabilities	1,011,794	3,252	0.64%	1,032,462	3,241	0.62%

Non interest-bearing liabilities	19,960			18,408

Total liabilities	1,031,754			1,050,870

Stockholders' equity	121,511			126,108
Total liabilities and stockholders' equity	$1,153,265			$1,176,978

Net interest income		$19,188			$17,869

Interest rate spread (3)			3.36%			3.07%
Net interest margin (4)			3.42%			3.12%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.92%			110.85%
Return (loss) on average assets			0.66%			(0.17)%
Return (loss) on average equity			6.22%			(1.59)%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $644 and $616 for the six months ended December 31, 2018 and 2017, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $82.5 million and $79.1 million during the six months ended December 31, 2018 and 2017, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and six months ended December 31, 2018 and 2017, respectively.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance
	Quarter Ended December 31, 2018 Compared To Quarter Ended December 31, 2017 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$1,141	$(488)	$(57)	$596
Investment securities	101	18	6	125
FHLB – San Francisco stock	132	2	1	135
Interest-earning deposits	124	55	40	219
Total net change in income on interest-earning assets	1,498	(413)	(10)	1,075

Interest-bearing liabilities:
Checking and money market accounts	—	5	—	5
Savings accounts	2	(4)	—	(2)
Time deposits	75	(62)	(8)	5
Borrowings	(11)	(2)	—	(13)
Total net change in expense on interest-bearing liabilities	66	(63)	(8)	(5)
Net increase (decrease) in net interest income	$1,432	$(350)	$(2)	$1,080

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2018 Compared To Six Months Ended December 31, 2017 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$1,582	$(897)	$(72)	$(613)
Investment securities	125	72	16	213
FHLB – San Francisco stock	133	3	1	137
Interest-bearing deposits	236	79	52	367
Total net change in income on interest-earning assets	2,076	(743)	(3)	1,330

Interest-bearing liabilities:
Checking and money market accounts	7	3	—	10
Savings accounts	—	—	—	—
Time deposits	126	(126)	(13)	(13)
Borrowings	(22)	36	—	14
Total net change in expense on interest-bearing liabilities	111	(87)	(13)	11
Net increase (decrease) in net interest income	$1,965	$(656)	$10	$1,319

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended December 31, 2018 and 2017.  During the second quarter of fiscal 2019, the Corporation recorded a recovery from the allowance for loan losses of $217,000, compared to a recovery from the allowance for loan losses of $11,000 in the same period of fiscal 2018.  The recovery recorded in the second quarter of fiscal 2019 was primarily attributable to the recoveries related to the payoff of two non-performing loans during the second quarter of fiscal 2019. Non-performing loans, net of the allowance for loan losses and fair value adjustments, remained relatively unchanged at $6.1 million as compared to June 30, 2018 but lower than the $8.0 million at December 31, 2017. Net loan recoveries in the second quarter of fiscal 2019 were $123,000 or 0.05 percent (annualized) of average loans receivable, compared to net loan recoveries of $23,000 or 0.01 percent (annualized) of average loans receivable in the same quarter of fiscal 2018. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $12.8 million at December 31, 2018 as compared to $14.9 million at June 30, 2018 and $13.2 million at December 31, 2017. Classified loans net of the allowance for loan losses and fair value adjustments were comprised of $5.3 million and $7.5 million of loans in the special mention category and $7.5 million and $7.4 million of loans in the substandard category at December 31, 2018 and June 30, 2018, respectively.

For the Six Months Ended December 31, 2018 and 2017.  During the first six months of fiscal 2019, the Corporation recorded a recovery from the allowance for loan losses of $454,000, in contrast to a $158,000 provision for loan losses in the same period of fiscal 2018. The recovery from the allowance for loan losses in the first six months of fiscal 2019 was primarily attributable to the decrease in loans held for investment and the recoveries related to the payoff of the two non-performing loans during the first six months of fiscal 2019.  Net loan recoveries in the first six months of fiscal 2019 were $130,000 or 0.03 percent (annualized) of average loans receivable, in contrast to net loan charge offs of $122,000 or (0.02) percent (annualized) of average loans receivable in the same period of fiscal 2018.

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

At December 31, 2018, the allowance for loan losses was $7.1 million, comprised of collectively evaluated allowances of $6.9 million and individually evaluated allowances of $168,000; in comparison to the allowance for loan losses of $7.4 million at June 30, 2018, comprised of collectively evaluated allowances of $7.2 million and individually evaluated allowances of $157,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.80 percent at December 31, 2018 as compared to 0.81 percent at June 30, 2018. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended December 31, 2018 and 2017.  Total non-interest income decreased $2.1 million, or 37 percent, to $3.6 million for the quarter ended December 31, 2018 from $5.7 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans during the current quarter as compared to the comparable period last year.

The net gain on sale of loans decreased $2.0 million, or 47 percent, to $2.3 million for the second quarter of fiscal 2019 from $4.3 million in the same quarter of fiscal 2018 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $156.5 million or 54 percent to $131.3 million in the quarter ended December 31, 2018 from $287.8 million in the comparable quarter last year.  The decrease in loan sale volume was attributable to the decrease in mortgage banking activity as compared to the same period last year primarily as a result of higher mortgage interest rates and lower refinance, and more recently, home purchase volume.  The total refinance loans as a percentage of total loans originated by PBM during the second quarter of fiscal 2019 was 28 percent, down from 42 percent in the same quarter of fiscal 2018.  Retail loans as a percentage of total loans originated for sale by PBM during the second quarter of fiscal 2019 were 60 percent, up from 55 percent in the same quarter of fiscal 2018. The average loan sale margin for PBM increased 23 basis points to 1.72 percent in the second quarter of fiscal 2019 from 1.49 percent in the same period of fiscal 2018. The increase in the average loan sale margin was the result of a higher percentage of retail loan production (which generally has higher loan sale margins) versus wholesale loan production and maintaining pricing discipline throughout the quarter. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $674,000 in the second quarter of fiscal 2019 as compared to an unfavorable fair-value adjustment net loss of $1.3 million in the same period last year. The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of December 31, 2018, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $1.7 million, compared to $2.9 million at June 30, 2018 and $3.7 million at December 31, 2017.

For the Six Months Ended December 31, 2018 and 2017.  Total non-interest income decreased $4.0 million, or 33 percent, to $8.1 million for the six months ended December 31, 2018 from $12.1 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $3.8 million, or 41 percent, to $5.4 million for the first six months of fiscal 2019 from $9.2 million in the same period of fiscal 2018 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume was $313.1 million in the first six months ended December 31, 2018, down $366.9 million, or 54 percent, from $680.0 million in the comparable period last year.  The decrease in loan sale volume was attributable primarily to a decrease in mortgage banking activity as compared to the same period last year.  Refinance loans as a percentage of total loans originated by PBM during the first six months of fiscal 2019 were 29 percent, down from 42 percent in the same period of fiscal 2018. Retail loans as a percentage of total loans originated for sale by PBM during the first six months of fiscal 2019 were 63 percent, up from 55 percent in the same period of fiscal 2018. The average loan sale margin for PBM during the first six months of fiscal 2019 was 1.71 percent, up 37 basis points from 1.34 percent for the same period of fiscal 2018.  The increase in the average loan sale margin was the result of a higher percentage of retail loan production (which generally has higher loan sale margins) versus wholesale loan production and maintaining pricing discipline throughout the period. The gain on sale of loans includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $1.2 million in the first six months of fiscal 2019 as compared to an unfavorable fair-value adjustment, a net loss of $1.4 million, in the same period last year.

Non-Interest Expense:

For the Quarters Ended December 31, 2018 and 2017.  Total non-interest expense in the quarter ended December 31, 2018 was $10.9 million, a decrease of $2.3 million, or 17 percent, as compared to $13.2 million in the quarter ended December 31, 2017. The decrease was primarily a result of a decrease in salaries and employee benefits expense and a decrease in other non-interest expense.

Total salaries and employee benefits expense decreased $1.4 million, or 16 percent, to $7.2 million in the second quarter of fiscal 2019 from $8.6 million in the same period of fiscal 2018.  The decrease in salaries and employee benefits expense was primarily related to lower variable compensation resulting from lower mortgage banking loan originations and staff reductions in mortgage banking. Total loan originations and purchases (including loans originated and purchased for investment and loans originated for sale) decreased $181.1 million, or 49 percent, to $185.7 million in the second quarter of fiscal 2019 from $366.8 million in the comparable quarter of fiscal 2018. Total full-time equivalent employees in the mortgage banking division was 148 at December 31, 2018, down 30 percent from 212 at December 31, 2017.

Total other non-interest expenses decreased $846,000, or 44 percent, to $1.1 million in the second quarter of fiscal 2019 from $1.9 million in the same period of fiscal 2018.  The decrease was primarily attributable to the $650,000 litigation settlement expense recorded in other non-interest expense in the second quarter of fiscal 2018 and not replicated this quarter.

On January 30, 2019, the Corporation announced that Bank will close its La Quinta Branch effective at the close of business on May 10, 2019. The Bank anticipates an annual operational cost savings of approximately $473,000, primarily in salaries and employee benefits expenses and premises and occupancy expenses subsequent to the branch closure. Total one-time charges for the branch closure will be approximately $18,000.

On February 4, 2019, the Corporation announced that the Corporation's Board of Directors determined that it was in the long-term best interests of the Corporation to exit the operations of the Corporation's mortgage banking segment conducted through PBM. The Corporation estimates that it will incur one-time costs of approximately $3.6 million to $4.0 million during the remainder of fiscal 2019, which amounts include costs for severance, retention, personnel, premises, occupancy, depreciation, and costs related to termination of data processing and other contractual arrangements.

For the Six Months Ended December 31, 2018 and 2017.  Total non-interest expense in the six months ended December 31, 2018 was $22.6 million, a decrease of $6.3 million or 22 percent, as compared to $28.9 million in the same period ended December 31, 2017.  The decrease was primarily due to a decrease in salaries and employee benefits expense and a decrease in other non-interest expense.

Total salaries and employee benefits expense decreased $2.4 million, or 13 percent, to $15.5 million in the first six months of fiscal 2019 from $17.9 million in the same period of fiscal 2018.  The decrease was primarily attributable to lower incentive compensation costs and PBM staff reductions related to lower mortgage banking loan originations.  Total loan originations and purchases (including loans originated and purchased for investment and loans originated for sale) decreased $385.3 million, or 48 percent, to $418.7 million in the first six months of fiscal 2019 from $804.0 million in the comparable period of fiscal 2018.

Total other non-interest expenses decreased $3.8 million, or 66 percent, to $2.0 million in the first six months of fiscal 2019 from $5.8 million in the same period of fiscal 2018. The decrease in other non-interest expenses was primarily attributable to litigation settlement expense of $3.4 million in the first six months of fiscal 2018 and not replicated this current period.  No additional contingencies exist regarding these legal matters although the settlement agreements remain subject to court approval and other customary conditions. For additional information see Part II, Item 1, "Legal Proceedings."

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

For the Quarters Ended December 31, 2018 and 2017.  The Corporation's income tax provision was $810,000 for the second quarter of fiscal 2019, as compared to a $2.1 million tax provision in the same quarter last year. The decrease in the provision for income taxes was primarily attributable to the one-time, non-cash, net tax charge of $1.8 million, or $(0.24) per diluted share, from the net deferred tax assets revaluation and the reduction in the federal corporate income tax rate resulting from the Tax Act, partly offset by the higher income before taxes.  Since the Corporation has a fiscal year end of June 30th, the reduced federal corporate income tax rate from the Tax Act for fiscal 2018 was the result of the application of a blended federal statutory tax rate of 28.06%, and is a flat 21% federal corporate income tax rate for fiscal 2019 and thereafter. As a result, the effective federal and state income tax rate for the quarter ended December 31, 2018 was 29.26%. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2019 reflects its current income tax obligations.

For the Six Months Ended December 31, 2018 and 2017.  The Corporation's provision for income taxes was $1.4 million for the first six months of fiscal 2019, down 23 percent from the $1.9 million provision for income taxes in the same period last year. The decrease was primarily attributable to the net deferred tax asset revaluation and the reduction of the federal tax rate resulting from the Tax Act, partly offset by higher net income before taxes. The effective income tax rate for the six months ended December 31, 2018 was 27.39%. The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2019 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, at December 31, 2018 remained unchanged at $6.1 million as compared to June 30, 2018. Non-performing loans as a percentage of loans held for investment at December 31, 2018 was 0.69%, up from 0.67% at June 30, 2018.  The non-performing loans at December 31, 2018 are comprised of 20 single-family loans ($5.3 million), one construction loan ($745,000) and one commercial business loan ($47,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of December 31, 2018, total restructured loans decreased $1.0 million, or 19 percent, to $4.2 million from $5.2 million at June 30, 2018.  At December 31, 2018 and June 30, 2018, $2.7 million and $3.4 million of these restructured loans were classified as non-performing, respectively.  As of December 31, 2018, $2.9 million, or 70 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $2.9 million, or 56 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2018.

There was no real estate owned at December 31, 2018 as compared to $906,000 at June 30, 2018 (two single-family properties located in California).

Non-performing assets, which includes non-performing loans and real estate owned, decreased $901,000 or 13 percent to $6.1 million or 0.54 percent of total assets at December 31, 2018 from $7.0 million or 0.59 percent of total assets at June 30, 2018. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first six months of fiscal 2019, the Corporation repurchased three loans totaling $253,000, including two loans that were fully charged off ($25,000). In comparison, the Corporation did not repurchase any loans from investors during the first six months of fiscal 2018 pursuant to the recourse/repurchase covenants contained in the loan sale agreements. Additional repurchase requests may have been settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first six months of fiscal 2019 and 2018, the Corporation recorded a $33,000 recovery and a $22,000 recovery from the recourse liability, respectively, and did not settle any claims.  As of December 31, 2018, the total recourse reserve for loans sold that are subject to repurchase decreased to $250,000, as compared to $283,000 at June 30, 2018 and $283,000 at December 31, 2017.

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

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2018 and 2017:
	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2018	2017	2018	2017
(In Thousands)

Balance, beginning of the period	$250	$305	$283	$305
Recovery from recourse liability	—	(22)	(33)	(22)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$250	$283	$250	$283

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

The following table describes certain credit risk characteristics of the Corporation's single-family, first trust deed, mortgage loans held for investment as of December 31, 2018:

(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$1,500	619	75%	0.97 years
Stated income (5)	$59,732	733	58%	13.11 years
FICO less than or equal to 660	$7,618	637	66%	7.86 years
Over 30-year amortization	$8,024	720	63%	13.42 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $2.9 million of "stated income," $306 of "FICO less than or equal to 660," and $215 of "over 30-year amortization" balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation's interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2018:
(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$—	—%	—%
Fully amortize between 1 year and 5 years	1,500	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$1,500	—%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation's stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2018:
(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$59,018	4%	—%
Interest rate reset between 1 year and 5 years	—	—%	—%
Interest rate reset after 5 years	714	100%	—%
Total	$59,732	5%	—%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's single-family, first trust deed, mortgage loans held for investment, at December 31, 2018:
	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	2018	Total
Loan balance (in thousands)	$97,932	$726	$1,986	$2,139	$5,338	$10,345	$28,709	$69,363	$82,824	$299,362
Weighted-average LTV (1)	58%	59%	53%	45%	62%	68%	64%	72%	71%	66%
Weighted-average age (in years)	13.24	7.33	6.34	5.50	4.44	3.59	2.48	1.61	0.48	5.38
Weighted-average FICO (2)	730	724	758	752	755	740	752	738	745	739
Number of loans	362	3	10	20	17	15	56	107	140	730

Geographic breakdown (%)
Inland Empire	37%	45%	16%	45%	33%	20%	26%	32%	41%	35%
Southern California (3)	51%	55%	52%	22%	36%	49%	34%	46%	50%	48%
Other California (4)	11%	—%	32%	33%	31%	31%	40%	22%	9%	17%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's multi-family loans held for investment, at December 31, 2018:
	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	2018	Total
Loan balance (in thousands)	$13,171	$3,417	$10,002	$30,051	$54,410	$72,546	$112,763	$73,505	$77,168	$447,033
Weighted-average LTV (1)	35%	48%	48%	49%	50%	52%	48%	49%	46%	48%
Weighted-average DCR (2)	1.74x	1.73x	1.89x	1.77x	1.69x	1.66x	1.67x	1.67x	1.57x	1.67x
Weighted-average age (in years)	14.27	7.25	6.30	5.37	4.51	3.46	2.50	1.56	0.59	3.08
Weighted-average FICO (3)	719	750	744	767	767	755	762	751	757	757
Number of loans	36	5	14	50	78	116	138	118	93	648

Geographic breakdown (%)
Inland Empire	42%	—%	1%	38%	17%	18%	10%	18%	11%	16%
Southern California (4)	51%	82%	78%	44%	47%	60%	61%	64%	68%	60%
Other California (5)	5%	18%	21%	18%	36%	22%	29%	18%	21%	24%
Other States	2%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	—%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio ("DCR") at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation's multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2018:
(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$129,858	—%	—%	7%
Interest rate reset or mature between 1 year and 5 years	304,331	—%	—%	2%
Interest rate reset or mature after 5 years	12,844	—%	—%	—%
Total	$447,033	—%	—%	3%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's commercial real estate loans held for investment, at December 31, 2018:

	Calendar Year of Origination
(Dollars In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	2018	Total (5)(6)
Loan balance (in thousands)	$573	$—	$9,862	$8,842	$18,699	$19,412	$15,947	$19,485	$20,010	$112,830
Weighted-average LTV (1)	35%	—%	43%	48%	43%	40%	48%	43%	44%	44%
Weighted-average DCR (2)	1.38x	—x	1.97x	1.61x	1.95x	1.80x	1.57x	1.82x	1.61x	1.76x
Weighted-average age (in years)	10.34	—	6.27	5.46	4.35	3.45	2.61	1.37	0.54	3.04
Weighted-average FICO (2)	712	—	741	763	753	757	758	773	754	758
Number of loans	5	—	8	14	22	25	22	23	29	148

Geographic breakdown (%):
Inland Empire	69%	—%	75%	24%	40%	31%	11%	26%	10%	29%
Southern California (3)	31%	—%	25%	46%	45%	32%	65%	52%	55%	47%
Other California (4)	—%	—%	—%	30%	15%	37%	24%	22%	35%	24%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	—%	—%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $48.8 million in Mixed Use; $17.8 million in Office; $17.7 million in Retail; $8.7 million in Mobile Home Parks; $7.8 million in Warehouse; $4.3 million in Medical/Dental Office; $2.7 million in Mini-Storage; $2.0 million in Restaurant/Fast Food; $1.5 million in Automotive – Non Gasoline and $1.5 million in Light Industrial/Manufacturing.

(6)	Consisting of $106.4 million or 94.3 percent in investment properties and $6.4 million or 5.7 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation's commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2018:
(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$41,377	—%	—%	81%
Interest rate reset or mature between 1 year and 5 years	71,453	—%	—%	91%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$112,830	—%	—%	88%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation's non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:
(In Thousands)	At December 31, 2018	At June 30, 2018
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$2,572	$2,665
Construction	745	—
Total	3,317	2,665

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,698	3,328
Commercial business loans	47	64
Total	2,745	3,292

Total non-performing loans	6,062	6,057

Real estate owned, net	—	906
Total non-performing assets	$6,062	$6,963

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.69%	0.67%

Non-performing loans as a percentage of total assets	0.54%	0.52%

Non-performing assets as a percentage of total assets	0.54%	0.59%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of December 31, 2018:

	Calendar Year of Origination
(In Thousands)	2010 & Prior	2011	2012	2013	2014	2015	2016	2017	2018	Total
Mortgage loans:
Single-family	$3,818	$—	$85	$—	$—	$—	$—	$1,367	$—	$5,270
Construction	—	—	—	—	—	—	—	—	745	745
Commercial business loans	47	—	—	—	—	—	—	—	—	47
Total	$3,865	$—	$85	$—	$—	$—	$—	$1,367	$745	$6,062

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of December 31, 2018:
(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$1,874	$2,141	$1,255	$—	$5,270
Construction	—	745	—	—	745
Commercial business loans	47	—	—	—	47
Total	$1,921	$2,886	$1,255	$—	$6,062

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:
	At December 31, 2018		At June 30, 2018
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$1,400	6	$2,584	8
Multi-family	3,906	3	3,947	3
Commercial real estate	—	—	940	1
Total special mention loans	5,306	9	7,471	12

Substandard loans:
Mortgage loans:
Single-family	6,695	23	7,391	24
Construction	745	1	—	—
Commercial business loans	47	1	64	1
Total substandard loans	7,487	25	7,455	25

Total classified loans	12,793	34	14,926	37

Real estate owned:
Single-family	—	—	906	2
Total real estate owned	—	—	906	2

Total classified assets	$12,793	34	$15,832	39

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2018	2017	2018	2017
Loans originated for sale:
Retail originations	$87,913	$183,787	$215,046	$397,088
Wholesale originations	58,504	148,077	127,692	327,068
Total loans originated for sale (1)	146,417	331,864	342,738	724,156

Loans sold:
Servicing released	(165,484)	(351,720)	(376,534)	(725,183)
Servicing retained	(2,026)	(9,660)	(2,784)	(17,248)
Total loans sold (2)	(167,510)	(361,380)	(379,318)	(742,431)

Loans originated for investment:
Mortgage loans:
Single-family	24,180	12,362	41,396	39,698
Multi-family	5,446	9,473	18,155	21,667
Commercial real estate	3,175	8,478	8,480	12,970
Construction	1,863	1,475	3,343	2,409
Consumer loans	—	2	—	3
Total loans originated for investment (3)	34,664	31,790	71,374	76,747

Loans purchased for investment:
Mortgage loans:
Multi-family	4,622	2,241	4,622	2,241
Commercial real estate	—	868	—	868
Total loans purchased for investment (3)	4,622	3,109	4,622	3,109

Mortgage loan principal payments	(41,163)	(57,390)	(104,092)	(100,751)
Real estate acquired in settlement of loans	—	(700)	—	(700)
Increase (decrease) in other items, net (4)	60	(22)	(1,332)	968

Net decrease in loans held for investment and loans held for sale at fair value	$(22,910)	$(52,729)	$(66,008)	$(38,902)

(1)	Includes PBM loans originated for sale during the quarters and six months ended December 31, 2018 and 2017 totaling $146.4 million, $331.9 million, $342.7 million and $724.2 million, respectively.
(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2018 and 2017 totaling $167.5 million, $361.4 million, $379.3 million and $742.4 million, respectively.
(3)
Includes PBM loans originated and purchased for investment during the quarters and six months ended December 31, 2018 and 2017 totaling $24.1 million, $12.4 million, $40.0 million and $37.8 million, respectively.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2019 and 2018, the Corporation originated and purchased $418.7 million and $804.0 million of loans, respectively.  The total loans sold in the first six months of fiscal 2019 and 2018 were $379.3 million and $742.4 million, respectively.  At December 31, 2018, the Corporation had loan origination commitments totaling $34.6 million, undisbursed lines of credit totaling $2.0 million and undisbursed construction loan funds totaling $5.7 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation's primary financing activity is gathering deposits.  During the first six months of fiscal 2019, the net decrease in deposits was $34.7 million or four percent, primarily due to non-renewing scheduled maturities in time deposits. The decrease in time deposits was consistent with the Corporation's operating strategy. Time deposits decreased $13.9 million, or six percent, to $223.7 million at December 31, 2018 from $237.6 million at June 30, 2018.  At December 31, 2018, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $98.7 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $23.5 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2018, total cash and cash equivalents were $67.4 million, or six percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2018, total borrowings were $111.1 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $281.5 million and the remaining available collateral was $490.2 million. In addition, the Bank has secured a $67.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $71.7 million.  As of December 31, 2018, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2019 which the Bank intends to renew upon maturity.  The Bank had no advances under its correspondent bank or discount window facility as of December 31, 2018.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2018 increased to 15.9 percent from 14.9 percent for the quarter ended June 30, 2018.

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

At December 31, 2018, Provident Financial Holdings, Inc. and the Bank each exceeded all regulatory capital requirements.  The Bank was categorized "well-capitalized" at December 31, 2018 under the regulations of the OCC.

Provident Financial Holdings, Inc. and the Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Financial Holdings, Inc.:

As of December 31, 2018
Tier 1 leverage capital (to adjusted average assets)	$122,485	10.72%	$45,685	4.00%	$57,106	5.00%
Common Equity Tier 1 ("CET1") capital (to risk- weighted assets)	$122,485	18.48%	$42,257	6.38%	$43,085	6.50%
Tier 1 capital (to risk-weighted assets)	$122,485	18.48%	$52,199	7.88%	$53,028	8.00%
Total capital (to risk-weighted assets)	$129,696	19.57%	$65,456	9.88%	$66,285	10.00%

As of June 30, 2018
Tier 1 leverage capital (to adjusted assets)	$120,218	10.29%	$46,719	4.00%	$58,399	5.00%
CET1 capital (to risk-weighted assets)	$120,218	17.37%	$44,132	6.38%	$44,998	6.50%
Tier 1 capital (to risk-weighted assets)	$120,218	17.37%	$54,516	7.88%	$55,382	8.00%
Total capital (to risk-weighted assets)	$127,760	18.46%	$68,362	9.88%	$69,227	10.00%

Provident Savings Bank, F.S.B.:

As of December 31, 2018
Tier 1 leverage capital (to adjusted average assets)	$113,792	9.96%	$45,684	4.00%	$57,105	5.00%
CET1 capital (to risk-weighted assets)	$113,792	17.17%	$42,256	6.38%	$43,085	6.50%
Tier 1 capital (to risk-weighted assets)	$113,792	17.17%	$52,199	7.88%	$53,027	8.00%
Total capital (to risk-weighted assets)	$121,003	18.26%	$65,456	9.88%	$66,284	10.00%

As of June 30, 2018
Tier 1 leverage capital (to adjusted assets)	$116,369	9.96%	$46,716	4.00%	$58,394	5.00%
CET1 capital (to risk-weighted assets)	$116,369	16.81%	$44,125	6.38%	$44,990	6.50%
Tier 1 capital (to risk-weighted assets)	$116,369	16.81%	$54,507	7.88%	$55,372	8.00%
Total capital (to risk-weighted assets)	$123,911	17.90%	$68,350	9.88%	$69,215	10.00%

In addition to the minimum CET1, Tier 1 and total capital ratios, Provident Financial Holdings, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This requirement began to be phased in on January 1, 2016 at an amount more than 0.625 percent of risk-weighted assets and increased each year to an amount more than to 2.5 percent of risk-weighted assets when fully implemented on January 1, 2019. As of December 31, 2018, the conservation buffer was an amount more than 1.875%.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first six months of fiscal 2019, the Bank paid a cash dividend of $7.5 million to the Corporation; while the Corporation paid $2.1 million of cash dividends to its shareholders.

Supplemental Information
	At December 31, 2018	At June 30, 2018	At December 31, 2017

Loans serviced for others (in thousands)	$123,294	$128,409	$127,088

Book value per share	$16.34	$16.23	$16.15

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value ("NPV") over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200, +300 and +400 basis points ("bp") with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 2.50 percent making an immediate change of -200 and -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2018 (dollars in thousands).
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)
+400 bp	$241,427	$123,479	$1,229,892	19.63%	+921 bp
+300 bp	$216,894	$98,946	$1,211,292	17.91%	+749 bp
+200 bp	$188,062	$70,114	$1,188,611	15.82%	+540 bp
+100 bp	$154,714	$36,766	$1,161,806	13.32%	+290 bp
0 bp	$117,948	$—	$1,131,645	10.42%	0 bp
-100 bp	$110,957	$(6,991)	$1,124,294	9.87%	-55 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2018 ("base case").
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2018 and June 30, 2018.
	At December 31, 2018	At June 30, 2018
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	10.42%	10.24%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.87%	9.62%
Sensitivity Measure: Change in NPV Ratio	-55 bp	-62 bp

The pre-shock NPV ratio increased 18 basis points to 10.42 percent at December 31, 2018 from 10.24 percent at June 30, 2018 and the post-shock NPV ratio increased 25 basis points to 9.87 percent at December 31, 2018 from 9.62 percent at June 30, 2018.  The increase of the NPV ratios was primarily attributable to net income in the first six months of fiscal 2019 and higher net valuation of total assets in comparison to total liabilities, partly offset by a $7.5 million cash dividend distribution from the Bank to the Corporation in September 2018.

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

The Corporation measures and evaluates the potential effects of interest rate movements through an interest rate sensitivity "gap" analysis.  Interest rate sensitivity reflects the potential effect on net interest income when there is movement in interest rates. For loans, securities and liabilities with contractual maturities, the table presents contractual repricing or scheduled maturity.  For transaction accounts (checking, money market and savings deposits) that have no contractual maturity, the table presents estimated principal cash flows and, as applicable, the Corporation's historical experience, management's judgment and statistical analysis concerning their most likely withdrawal behaviors.

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of December 31, 2018:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of December 31, 2018
	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total
	(Dollars In thousands)
Repricing Assets:
Cash and cash equivalents	$61,030	$—	$—	$6,329	$67,359
Investment securities	38,848	—	—	52,705	91,553
Loans held for investment	278,915	229,289	277,651	89,558	875,413
Loans held for sale	57,562	—	—	—	57,562
FHLB - San Francisco stock	8,199	—	—	—	8,199
Other assets	3,156	—	—	23,928	27,084
Total assets	447,710	229,289	277,651	172,520	1,127,170

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	78,866	78,866
Checking deposits - interest bearing	38,482	76,965	76,965	64,137	256,549
Savings deposits	55,429	110,858	110,858	—	277,145
Money market deposits	18,314	18,313	—	—	36,627
Time deposits	122,217	76,853	23,694	933	223,697
Borrowings	10,000	31,135	30,000	40,000	111,135
Other liabilities	346	—	—	20,128	20,474
Stockholders' equity	—	—	—	122,677	122,677
Total liabilities and stockholders' equity	244,788	314,124	241,517	326,741.	1,127,170

Repricing gap positive (negative)	$202,922	$(84,835)	$36,134	$(154,221)	$—
Cumulative repricing gap:
Dollar amount	$202,922	$118,087	$154,221	$—	$—
Percent of total assets	18%	10%	14%	—%	—%

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

The gap results presented above could vary substantially if different assumptions are used or if actual experience differs from the assumptions used in the preparation of the gap analysis.  Furthermore, the gap analysis provides a static view of interest rate risk exposure at a specific point in time without taking into account redirection of cash flows activity and deposit fluctuations.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

•	The Corporation's current balance sheet and repricing characteristics;
•	Forecasted balance sheet growth consistent with the business plan;
•	Current interest rates and yield curves and management estimates of projected interest rates;
•	Embedded options, interest rate floors, periodic caps and lifetime caps;
•	Repricing characteristics for market rate sensitive instruments;
•	Loan, investment, deposit and borrowing cash flows;
•	Loan prepayment estimates for each type of loan; and
•	Immediate, permanent and parallel movements in interest rates of plus 400, 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at December 31, 2018 and June 30, 2018.
At December 31, 2018		At June 30, 2018
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+400 bp	7.56%	+400 bp	7.84%
+300 bp	6.74%	+300 bp	6.83%
+200 bp	5.80%	+200 bp	5.73%
+100 bp	4.53%	+100 bp	4.53%
-100 bp	(6.02)%	-100 bp	(3.98)%

At December 31, 2018 and June 30, 2018, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation's disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of December 31, 2018 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes in the legal proceedings previously disclosed in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018, except as follows.

On November 13, 2018, the United States District Court for the Eastern District of California (the "Court") approved the motion for final approval of the settlement agreement in the two class and collective action lawsuits filed by Gina McKeen-Chaplin, individually and on behalf of others and Neal, respectively, against the Bank.  The settlement funds have been distributed to the plaintiffs and plaintiff's counsel consistent with the settlement agreements.  The Court set a compliance hearing for January 30, 2019 at which time the court will consider evidence that the distribution process is complete and that a final accounting may be approved.

The long-form settlement agreement has been executed by all parties for the lawsuit known as Cannon versus the Bank but remains subject to approval in the California Superior Court for the County of San Bernardino.  A hearing date has been set for February 8, 2019 regarding the settlement of this matter.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018.

The discontinuation of our mortgage banking segment could adversely affect our results of operations.

On February 4, 2019, we announced the discontinuation of our mortgage banking segment conducted through Provident Bank Mortgage, a division of Provident Savings Bank, F.S.B. by June 30, 2019. As a result, we expect to incur one-time costs of approximately $3.6 million to $4.0 million during the remainder of fiscal 2019. It may take longer than we expect to complete the winding down of this business and we may incur costs that exceed our estimated costs. Although we anticipate the elimination of the quarterly pretax losses from the mortgage banking segment of $1.6 million (based on the second quarter of fiscal 2019) and we anticipate increases in pre-tax income in our community banking segment of $1.2 million per quarter as a result of this change, no assurance can be given as to when or whether we will realize this benefit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation's purchases of its equity securities for the second quarter of fiscal 2019.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2018	505	$17.01	—	373,000
November 1 – 30, 2018	—	$—	—	373,000
December 1 – 31, 2018	—	$—	—	373,000
Total	505	$17.01	—	373,000

(1)	Represents the remaining shares available for future purchases under the April 2018 stock repurchase plan.

As of December 31, 2018, no shares in the April 2018 stock repurchase plan have been purchased, leaving all 373,000 shares available for future purchases. During the quarter ended December 31, 2018, the Corporation issued 5,000 shares of common stock consistent the exercise of certain stock options and 1,500 shares of restricted common stock vested. The Company purchased 505 shares at an average price of $17.01 per share from recipients to fund their withholding tax obligations in the second quarter of fiscal 2019. For the six months ended December 31, 2018, the Corporation issued 20,000 shares of common stock consistent with the exercise of certain stock options and 86,500 shares of restricted common stock vested. The Company purchased 21,071 shares at an average price of $18.28 per share from recipients to fund their withholding tax obligations in the first six months of fiscal 2019. During the quarter and six months ended December 31, 2018, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders' Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 8, 2019	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2019	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders' Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.