Form 10-Q
period 2019-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2019-05-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes   [   ]  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X]  Yes   [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [X]  No

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PROV	The NASDAQ Stock Market LLC

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of May 3, 2019 there were 7,497,357 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2019 and June 30, 2018	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2019 and 2018	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters and Nine Months Ended March 31, 2019 and 2018	3
	Condensed Consolidated Statements of Stockholders' Equity
	for the Quarters and Nine Months Ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2019 and 2018	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	General	50
	Safe-Harbor Statement	51
	Critical Accounting Policies	52
	Executive Summary and Operating Strategy	53
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	55
	Comparison of Financial Condition at March 31, 2019 and June 30, 2018	55
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2019 and 2018	57
	Asset Quality	68
	Loan Volume Activities	77
	Liquidity and Capital Resources	78
	Supplemental Information	80

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	80

ITEM 4 -	Controls and Procedures	84

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	85
ITEM 1A -	Risk Factors	85
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	85
ITEM 3 -	Defaults Upon Senior Securities	86
ITEM 4 -	Mine Safety Disclosures	86
ITEM 5 -	Other Information	86
ITEM 6 -	Exhibits	86

SIGNATURES		89

.
PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	March 31, 2019	June 30, 2018
Assets
Cash and cash equivalents	$61,458	$43,301
Investment securities – held to maturity, at cost	102,510	87,813
Investment securities – available for sale, at fair value	6,294	7,496
Loans held for investment, net of allowance for loan losses of $7,080 and $7,385, respectively; includes $5,239 and $5,234 at fair value, respectively	883,554	902,685
Loans held for sale, at fair value	30,500	96,298
Accrued interest receivable	3,386	3,212
Real estate owned, net	—	906
Federal Home Loan Bank ("FHLB") – San Francisco stock	8,199	8,199
Premises and equipment, net	8,395	8,696
Prepaid expenses and other assets	15,099	16,943

Total assets	$1,119,395	$1,175,549

Liabilities and Stockholders' Equity

Liabilities:
Non interest-bearing deposits	$90,875	$86,174
Interest-bearing deposits	786,009	821,424
Total deposits	876,884	907,598

Borrowings	101,121	126,163
Accounts payable, accrued interest and other liabilities	20,181	21,331
Total liabilities	998,186	1,055,092

Commitments and Contingencies (Notes 7 and 11)

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,064,365 and 18,033,115 shares issued; 7,497,357 and 7,421,426 shares outstanding, respectively)	181	181
Additional paid-in capital	96,114	94,957
Retained earnings	191,103	190,616
Treasury stock at cost (10,567,008 and 10,611,689 shares, respectively)	(166,352)	(165,507)
Accumulated other comprehensive income, net of tax	163	210

Total stockholders' equity	121,209	120,457

Total liabilities and stockholders' equity	$1,119,395	$1,175,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest income:
Loans receivable, net	$10,011	$9,933	$30,516	$29,825
Investment securities	592	382	1,381	958
FHLB – San Francisco stock	144	144	565	428
Interest-earning deposits	386	233	1,111	591
Total interest income	11,133	10,692	33,573	31,802

Interest expense:
Checking and money market deposits	102	96	327	311
Savings deposits	139	147	437	445
Time deposits	600	613	1,851	1,877
Borrowings	680	712	2,158	2,176
Total interest expense	1,521	1,568	4,773	4,809

Net interest income	9,612	9,124	28,800	26,993
Provision (recovery) for loan losses	4	(505)	(450)	(347)
Net interest income, after provision (recovery) for loan losses	9,608	9,629	29,250	27,340

Non-interest income:
Loan servicing and other fees	262	493	863	1,173
Gain on sale of loans, net	1,719	3,597	7,114	12,761
Deposit account fees	471	529	1,485	1,623
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	2	(19)	(4)	(81)
Card and processing fees	373	372	1,163	1,126
Other	225	238	575	701
Total non-interest income	3,052	5,210	11,196	17,303

Non-interest expense:
Salaries and employee benefits (1)	9,292	8,808	24,753	26,710
Premises and occupancy	1,286	1,255	3,905	3,829
Equipment	417	442	1,333	1,179
Professional expenses	513	400	1,371	1,441
Sales and marketing expenses	246	213	668	717
Deposit insurance premiums and regulatory assessments	124	189	461	591
Other (2)	1,122	1,132	3,088	6,919
Total non-interest expense	13,000	12,439	35,579	41,386

Income (loss) before income taxes	(340)	2,400	4,867	3,257
Provision (benefit) for income taxes (3)	(189)	667	1,237	2,526
Net income (loss)	$(151)	$1,733	$3,630	$731

Basic earnings (loss) per share	$(0.02)	$0.23	$0.49	$0.10
Diluted earnings (loss) per share	$(0.02)	$0.23	$0.48	$0.09
Cash dividends per share	$0.14	$0.14	$0.42	$0.42

.
(1)	Includes $1.5 million of costs associated with staff reductions in mortgage banking operations during the quarter and nine months ended March 31, 2019.
(2)	Includes $3.4 million of litigation settlement expense for the nine months ended March 31, 2018.
(3)	Includes a net tax charge of $1.9 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the nine months ended March 31, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$(151)	$1,733	$3,630	$731

Change in unrealized holding loss on securities available for sale	(9)	(35)	(67)	(113)
Reclassification adjustment for net income (loss) on securities available for sale included in net income (loss)	—	(2)	—	43
Other comprehensive loss, before income taxes	(9)	(37)	(67)	(70)

Income tax benefit	(3)	(13)	(20)	(27)
Other comprehensive loss	(6)	(24)	(47)	(43)

Total comprehensive income (loss)	$(157)	$1,709	$3,583	$688

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended March 31, 2019 and 2018:
	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2018	7,506,855	$181	$95,913	$192,306	$(165,892)	$169	$122,677

Net loss				(151)			(151)
Other comprehensive loss						(6)	(6)
Purchase of treasury stock	(23,748)				(460)		(460)
Exercise of stock options	11,250		164				164
Distribution of restricted stock	3,000						—
Amortization of restricted stock			29				29
Stock options expense			8				8
Cash dividends (1)				(1,052)			(1,052)

Balance at March 31, 2019	7,497,357	$181	$96,114	$191,103	$(166,352)	$163	$121,209

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2019.

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2017	7,474,776	$180	$94,011	$189,610	$(163,311)	$210	$120,700

Net income				1,733			1,733
Other comprehensive loss						(24)	(24)
Purchase of treasury stock (1)	(80,972)				(1,475)		(1,475)
Exercise of stock options	56,500		416				416
Distribution of restricted stock	10,500						--
Amortization of restricted stock			167				167
Stock options expense			125				125
Cash dividends (2)				(1,042)			(1,042)

Balance at March 31, 2018	7,460,804	$180	$94,719	$190,301	$(164,786)	$186	$120,600

(1)	Includes the repurchase of 3,291 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended March 31, 2019 and 2018:

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

Net income				3,630			3,630
Other comprehensive loss						(47)	(47)
Purchase of treasury stock (1)	(44,819)				(845)		(845)
Exercise of stock options	31,250		390				390
Distribution of restricted stock	89,500						—
Amortization of restricted stock			426				426
Stock options expense			341				341
Cash dividends (2)				(3,143)			(3,143)

Balance at March 31, 2019	7,497,357	$181	$96,114	$191,103	$(166,352)	$163	$121,209

(1)   Includes the repurchase of 21,071 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)   Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2019.

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2017	7,714,052	$180	$93,209	$192,754	$(158,142)	$229	$128,230

Net income				731			731
Other comprehensive loss						(43)	(43)
Purchase of treasury stock (1)	(347,498)				(6,627)		(6,627)
Exercise of stock options	83,750		677				677
Distribution of restricted stock	10,500						--
Amortization of restricted stock			458				458
Forfeitures of restricted stock			17		(17)		—
Stock options expense			358				358
Cash dividends (2)				(3,184)			(3,184)

Balance at March 31, 2018	7,460,804	$180	$94,719	$190,301	$(164,786)	$186	$120,600
(1)   Includes the repurchase of 3,291 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)   Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,630	$731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,045	2,229
Recovery from the allowance for loan losses	(450)	(347)
Recovery of losses on real estate owned	—	(552)
Gain on sale of loans, net	(7,114)	(12,761)
(Gain) loss on sale of real estate owned, net	(9)	564
Stock-based compensation	767	816
Provision (benefit) for deferred income taxes	553	(28)
(Decrease) increase in accounts payable, accrued interest and other liabilities	(320)	3,294
Decrease (increase) in prepaid expenses and other assets	446	(482)
Loans originated for sale	(453,444)	(944,349)
Proceeds from sale of loans	526,090	983,504
Net cash provided by operating activities	72,194	32,619

Cash flows from investing activities:
Decrease in loans held for investment, net	19,230	8,956
Maturity of investment securities held to maturity	800	200
Principal payments from investment securities held to maturity	24,093	17,882
Principal payments from investment securities available for sale	1,140	1,252
Purchase of investment securities held to maturity	(40,282)	(54,147)
Proceeds from sale of real estate owned	915	2,223
Purchase of premises and equipment	(151)	(2,713)
Net cash provided by (used for) investing activities	5,745	(26,347)

Cash flows from financing activities:
Decrease in deposits, net	(30,714)	(4,022)
Repayments of short-term borrowings, net	(15,000)	(15,000)
Repayments of long-term borrowings	(10,042)	(10,050)
Proceeds from long-term borrowings	—	10,000
Exercise of stock options	390	677
Withholding taxes on stock based compensation	(428)	(318)
Cash dividends	(3,143)	(3,184)
Treasury stock purchases	(845)	(6,627)
Net cash used for financing activities	(59,782)	(28,524)

Net increase (decrease) in cash and cash equivalents	18,157	(22,252)
Cash and cash equivalents at beginning of period	43,301	72,826
Cash and cash equivalents at end of period	$61,458	$50,574
Supplemental information:
Cash paid for interest	$4,796	$4,816
Cash paid for income taxes	$1,555	$2,400
Transfer of loans held for sale to held for investment	$1,360	$1,122
Real estate acquired in the settlement of loans	$—	$1,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2019

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2018 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation").  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018.  The results of operations for the quarter and nine months ended March 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.

Note 2: Accounting Standard Updates ("ASU")

There have been no accounting standard updates or changes in the status of their adoption that are significant to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018, other than:

ASU 2014-09:
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which created FASB Accounting Standards Codification (ASC) Topic 606 ("ASC 606"). ASC 606 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Corporation adopted ASC 606 on July 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of July 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the nine months ended March 31, 2019; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Corporation elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Corporation to expense costs related to obtaining a contract as incurred when the original amortization period would have been one year or less. See Note 12 for additional discussion.

ASU 2018-11
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. This ASU will be effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein, early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which allows entities the option of initially applying the new leases standard at the adoption date (such as January 1, 2019, for calendar year- end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU 2019-01, Codification Improvements. The amendments in this update include the following items: (i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (ii) requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities; and (iii) clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The effective date and transition requirements for the third item of this ASU are the same as ASU 2016-02. The Corporation plans to adopt these ASUs on July 1, 2019. Management is currently assessing the impact of these ASUs on the Corporation's financial position and results of operations but does not believe that adoption of these ASUs  will have a material impact on its consolidated financial statements.

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

As of March 31, 2019 and 2018, there were outstanding options to purchase 497,750 shares and 529,000 shares of the Corporation's common stock, respectively. Of those shares, as of March 31, 2019 and 2018, there were 497,750 shares and 26,000 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of March 31, 2019 and 2018, there were outstanding restricted stock awards of 9,000 shares and 98,500 shares, respectively. The outstanding restricted stock had no dilutive effect for the quarter ended March 31, 2019 but they were dilutive for the comparable quarter last year.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2019 and 2018, respectively.
	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, Except Earnings Per Share)	2019	2018	2019	2018
Numerator:
Net income (loss) – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$(151)	$1,733	$3,630	$731

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,507	7,457	7,481	7,573

Effect of dilutive shares:
Stock options	—	97	60	111
Restricted stock	—	62	14	53

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,507	7,616	7,555	7,737

Basic earnings (loss) per share	$(0.02)	$0.23	$0.49	$0.10
Diluted earnings (loss) per share	$(0.02)	$0.23	$0.48	$0.09

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank. The Corporation expects to discontinue the operations of PBM by June 30, 2019.  The Corporation estimates that it will incur costs of approximately $3.6 million to $4.0 million to complete the exit during the remainder of fiscal 2019, which amounts include costs for severance, retention, personnel, premises, occupancy, depreciation, and costs related to termination of data processing and other contractual arrangements.  As of March 31, 2019, the total costs incurred for both the quarter and nine months ended March 31 2019 were approximately $1.6 million, comprised of

$1.5 million in salaries and employee benefits expenses, $81,000 in premises and occupancy expenses and $13,000 in equipment expenses. There were no costs incurred related to the exit prior to the quarter ended March 31, 2019.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation's operating segments for the quarters and nine months ended March 31, 2019 and 2018, respectively.
	For the Quarter Ended March 31, 2019
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$9,431	$181	$9,612
Provision (recovery) for loan losses	74	(70)	4
Net interest income, after provision (recovery) for loan losses	9,357	251	9,608

Non-interest income:
Loan servicing and other fees (1)	103	159	262
Gain (loss) on sale of loans, net (2)	(1)	1,720	1,719
Deposit account fees	471	—	471
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	2	—	2
Card and processing fees	373	—	373
Other	223	2	225
Total non-interest income	1,171	1,881	3,052

Non-interest expense:
Salaries and employee benefits	5,002	4,290	9,292
Premises and occupancy	847	439	1,286
Operating and administrative expenses	1,314	1,108	2,422
Total non-interest expense	7,163	5,837	13,000
Income (loss) before income taxes	3,365	(3,705)	(340)
Provision (benefit) for income taxes	907	(1,096)	(189)
Net income (loss)	$2,458	$(2,609)	$(151)
Total assets, end of period	$1,088,716	$30,679	$1,119,395

(1)	Includes an inter-company charge of $2 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $17 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2018
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$8,750	$374	$9,124
Recovery from the allowance for loan losses	(505)	—	(505)
Net interest income, after recovery from the allowance for loan losses	9,255	374	9,629

Non-interest income:
Loan servicing and other fees (1)	313	180	493
Gain (loss) on sale of loans, net (2)	(1)	3,598	3,597
Deposit account fees	529	—	529
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(19)	—	(19)
Card and processing fees	372	—	372
Other	238	—	238
Total non-interest income	1,432	3,778	5,210

Non-interest expense:
Salaries and employee benefits	4,763	4,045	8,808
Premises and occupancy	842	413	1,255
Operating and administrative expenses	1,050	1,326	2,376
Total non-interest expense	6,655	5,784	12,439
Income (loss) before income taxes	4,032	(1,632)	2,400
Provision (benefit) for income taxes	1,252	(585)	667
Net income (loss)	$2,780	$(1,047)	$1,733
Total assets, end of period	$1,086,437	$90,165	$1,176,602

(1)	Includes an inter-company charge of $222 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $44 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2019
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$27,956	$844	$28,800
Provision (recovery) for loan losses	(475)	25	(450)
Net interest income, after provision (recovery) for loan losses	28,431	819	29,250

Non-interest income:
Loan servicing and other fees (1)	87	776	863
Gain on sale of loans, net (2)	33	7,081	7,114
Deposit account fees	1,485	—	1,485
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(4)	—	(4)
Card and processing fees	1,163	—	1,163
Other	573	2	575
Total non-interest income	3,337	7,859	11,196

Non-interest expense:
Salaries and employee benefits	14,138	10,615	24,753
Premises and occupancy	2,652	1,253	3,905
Operating and administrative expenses	3,307	3,614	6,921
Total non-interest expense	20,097	15,482	35,579
Income (loss) before income taxes	11,671	(6,804)	4,867
Provision (benefit) for income taxes	3,249	(2,012)	1,237
Net income (loss)	$8,422	$(4,792)	$3,630
Total assets, end of period	$1,088,716	$30,679	$1,119,395

(1)	Includes an inter-company charge of $428 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $37 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2018
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Totals
Net interest income	$25,517	$1,476	$26,993
Recovery from the allowance for loan losses	(347)	—	(347)
Net interest income, after recovery from the allowance for loan losses	25,864	1,476	27,340

Non-interest income:
Loan servicing and other fees (1)	468	705	1,173
Gain on sale of loans, net (2)	21	12,740	12,761
Deposit account fees	1,623	—	1,623
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(81)	—	(81)
Card and processing fees	1,126	—	1,126
Other	701	—	701
Total non-interest income	3,858	13,445	17,303

Non-interest expense:
Salaries and employee benefits	13,714	12,996	26,710
Premises and occupancy	2,491	1,338	3,829
Operating and administrative expenses (3)	4,490	6,357	10,847
Total non-interest expense	20,695	20,691	41,386
Income (loss) before income taxes	9,027	(5,770)	3,257
Provision (benefit) for income taxes (4)	4,595	(2,069)	2,526
Net income (loss)	$4,432	$(3,701)	$731
Total assets, end of period	$1,086,437	$90,165	$1,176,602

(1)	Includes an inter-company charge of $561 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $182 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.
(3)	Includes $3.4 million of litigation settlement expense for the first nine months of fiscal 2018, of which $2.1 million was allocated to PBM.
(4)	Includes a net tax charge of $1.9 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act for the nine months ended December 31, 2017.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2019 and June 30, 2018 were as follows:
March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS (1)	$99,193	$728	$(163)	$99,758	$99,193
U.S. SBA securities (2)	2,917	—	(19)	2,898	2,917
Certificate of deposits	400	—	—	400	400
Total investment securities - held to maturity	$102,510	$728	$(182)	$103,056	$102,510

Available for sale:
U.S. government agency MBS	$3,677	$119	$—	$3,796	$3,796
U.S. government sponsored enterprise MBS	2,107	91	—	2,198	2,198
Private issue CMO (3)	296	4	—	300	300
Total investment securities - available for sale	$6,080	$214	$—	$6,294	$6,294
Total investment securities	$108,590	$942	$(182)	$109,350	$108,804

(1)	Mortgage-Backed Securities ("MBS").
(2)	Small Business Administration ("SBA").
(3)	Collateralized Mortgage Obligations ("CMO").

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS	$84,227	$203	$(762)	$83,668	$84,227
U.S. SBA securities	2,986	—	(15)	2,971	2,986
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$87,813	$203	$(777)	$87,239	$87,813

Available for sale:
U.S. government agency MBS	$4,234	$150	$—	$4,384	$4,384
U.S. government sponsored enterprise MBS	2,640	122	—	2,762	2,762
Private issue CMO	346	4	—	350	350
Total investment securities - available for sale	$7,220	$276	$—	$7,496	$7,496
Total investment securities	$95,033	$479	$(777)	$94,735	$95,309

In the third quarters of fiscal 2019 and 2018, the Corporation received MBS principal payments of $8.6 million and $7.4 million, respectively, and there were no sales of investment securities during these periods.  The Corporation purchased U.S. government sponsored enterprise MBS totaling $26.2 million and $12.4 million, to be held to maturity, respectively. For the first nine months of fiscal 2019 and 2018, the Corporation received MBS principal payments of $25.2 million and $19.1 million, respectively, and there were no sales of investment securities during these periods.  In the first nine months of fiscal

2019 and 2018, the Corporation purchased U.S. government sponsored enterprise MBS totaling $39.7 million and $50.9 million, to be held to maturity, respectively. In addition, the Corporation also purchased $3.0 million in U.S. SBA loan pool securities to be held to maturity in the third quarter and first nine months of fiscal 2018.

The Corporation held investments with an unrealized loss position of $182,000 at March 31, 2019 and $777,000 at June 30, 2018.
As of March 31, 2019	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$—	$—	$26,758	$163	$26,758	$163
U.S. SBA securities	2,892	19	—	—	2,892	19
Total investment securities	$2,892	$19	$26,758	$163	$29,650	$182

As of June 30, 2018	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$47,045	$762	$—	$—	$47,045	$762
U.S. SBA securities	2,964	15	—	—	2,964	15
Total investment securities	$50,009	$777	$—	$—	$50,009	$777

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At March 31, 2019, $163,000 of the $182,000 unrealized holding losses were 12 months or more; while at June 30, 2018, all of the unrealized holding losses were less than 12 months. The Corporation does not believe that there were any other-than-temporary impairments on the investment securities at March 31, 2019 and 2018; therefore, no impairment losses were recorded for the quarters and nine months ended March 31, 2019 and 2018.

Contractual maturities of investment securities as of March 31, 2019 and June 30, 2018 were as follows:
	March 31, 2019		June 30, 2018
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$200	$200	$600	$600
Due after one through five years	35,345	35,259	24,961	24,569
Due after five through ten years	38,691	39,126	22,847	22,477
Due after ten years	28,274	28,471	39,405	39,593
Total investment securities - held to maturity	$102,510	$103,056	$87,813	$87,239

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	6,080	6,294	7,220	7,496
Total investment securities - available for sale	$6,080	$6,294	$7,220	$7,496
Total investment securities	$108,590	$109,350	$95,033	$94,735

Note 6: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:
(In Thousands)	March 31, 2019	June 30, 2018
Mortgage loans:
Single-family	$314,824	$314,808
Multi-family	449,812	476,008
Commercial real estate	115,355	109,726
Construction (1)	4,139	3,174
Other	167	167
Commercial business loans (2)	483	500
Consumer loans (3)	133	109
Total loans held for investment, gross	884,913	904,492

Advance payments of escrows	225	18
Deferred loan costs, net	5,496	5,560
Allowance for loan losses	(7,080)	(7,385)
Total loans held for investment, net	$883,554	$902,685

(1)	Net of $6.1 million and $4.3 million of undisbursed loan funds as of March 31, 2019 and June 30, 2018, respectively
(2)	Net of $950 and $495 of undisbursed lines of credit as of March 31, 2019 and June 30, 2018, respectively.
(3)	Net of $481 and $503 of undisbursed lines of credit as of March 31, 2019 and June 30, 2018, respectively.

The following table sets forth information at March 31, 2019 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 2% of loans held for investment at both March 31, 2019 and June 30, 2018.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation's actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$100,302	$37,514	$102,300	$62,493	$12,215	$314,824
Multi-family	125,503	162,437	145,968	15,710	194	449,812
Commercial real estate	44,247	33,136	36,442	1,055	475	115,355
Construction	3,581	—	—	—	558	4,139
Other	—	—	—	—	167	167
Commercial business loans	75	—	—	—	408	483
Consumer loans	133	—	—	—	—	133
Total loans held for investment, gross	$273,841	$233,087	$284,710	$79,258	$14,017	$884,913

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

▪
Substandard - A substandard loan is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt.  A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

▪
Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:
	March 31, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$304,403	$445,927	$115,355	$3,394	$167	$430	$133	$869,809
Special Mention	3,347	3,885	—	—	—	—	—	7,232
Substandard	7,074	—	—	745	—	53	—	7,872
Total loans held for investment, gross	$314,824	$449,812	$115,355	$4,139	$167	$483	$133	$884,913

	June 30, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$304,619	$472,061	$108,786	$3,174	$167	$430	$109	$889,346
Special Mention	2,548	3,947	940	—	—	—	—	7,435
Substandard	7,641	—	—	—	—	70	—	7,711
Total loans held for investment, gross	$314,808	$476,008	$109,726	$3,174	$167	$500	$109	$904,492

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

The following table summarizes the Corporation's allowance for loan losses at March 31, 2019 and June 30, 2018:
(In Thousands)	March 31, 2019	June 30, 2018
Collectively evaluated for impairment:
Mortgage loans:
Single-family	$2,514	$2,632
Multi-family	3,300	3,492
Commercial real estate	1,042	1,030
Construction	63	47
Other	3	3
Commercial business loans	18	18
Consumer loans	8	6
Total collectively evaluated allowance	6,948	7,228

Individually evaluated for impairment:
Mortgage loans:
Single-family	123	151
Commercial business loans	9	6
Total individually evaluated allowance	132	157
Total loan loss allowance	$7,080	$7,385

The following table is provided to disclose additional details for the periods indicated on the Corporation's allowance for loan losses:
	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(Dollars in Thousands)	2019	2018	2019	2018

Allowance at beginning of period	$7,061	$8,075	$7,385	$8,039

Provision (recovery) for loan losses	4	(505)	(450)	(347)

Recoveries:
Mortgage loans:
Single-family	22	71	177	203
Consumer loans	1	—	2	—
Total recoveries	23	71	179	203

Charge-offs:
Mortgage loans:
Single-family	(6)	(110)	(31)	(364)
Consumer loans	(2)	—	(3)	—
Total charge-offs	(8)	(110)	(34)	(364)

Net (charge-offs) recoveries	15	(39)	145	(161)
Balance at end of period	$7,080	$7,531	$7,080	$7,531

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.79%	0.84%	0.79%	0.84%
Net charge-offs (recoveries) as a percentage of average loans receivable, net, during the period (annualized)	(0.01)%	0.02%	(0.02)%	0.02%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.
	March 31, 2019
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$308,554	$696	$5,574	$314,824
Multi-family	449,812	—	—	449,812
Commercial real estate	115,355	—	—	115,355
Construction	3,394	—	745	4,139
Other	167	—	—	167
Commercial business loans	430	—	53	483
Consumer loans	130	3	—	133
Total loans held for investment, gross	$877,842	$699	$6,372	$884,913

(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2018
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$307,863	$804	$6,141	$314,808
Multi-family	476,008	—	—	476,008
Commercial real estate	109,726	—	—	109,726
Construction	3,174	—	—	3,174
Other	167	—	—	167
Commercial business loans	430	—	70	500
Consumer loans	108	1	—	109
Total loans held for investment, gross	$897,476	$805	$6,211	$904,492

(1)  All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation's allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Quarter Ended March 31, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,679	$3,280	$1,019	$48	$3	$26	$6	$7,061
Provision (recovery) for loan losses	(58)	20	23	15	—	1	3	4
Recoveries	22	—	—	—	—	—	1	23
Charge-offs	(6)	—	—	—	—	—	(2	(8)
Allowance for loan losses, end of period	$2,637	$3,300	$1,042	$63	$3	$27	$8	$7,080

Allowance for loan losses:
Individually evaluated for impairment	$123	$—	$—	$—	$—	$9	$—	$132
Collectively evaluated for impairment	2,514	3,300	1,042	63	3	18	8	6,948
Allowance for loan losses, end of period	$2,637	$3,300	$1,042	$63	$3	$27	$8	$7,080

Loans held for investment:
Individually evaluated for impairment	$6,004	$—	$—	$745	$—	$53	$—	$6,802
Collectively evaluated for impairment	308,820	449,812	115,355	3,394	167	430	133	878,111
Total loans held for investment, gross	$314,824	$449,812	$115,355	$4,139	$167	$483	$133	$884,913
Allowance for loan losses as a percentage of gross loans held for investment	0.84%	0.73%	0.90%	1.52%	1.80%	5.59%	6.02%	0.79%

	Quarter Ended March 31, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,303	$3,295	$933	$504	$32	$8	$8,075
Provision (recovery) for loan losses	(143)	17	33	(410)	(1)	(1)	(505)
Recoveries	71	—	—	—	—	—	71
Charge-offs	(110)	—	—	—	—	—	(110)
Allowance for loan losses, end of period	$3,121	$3,312	$966	$94	$31	$7	$7,531

Allowance for loan losses:
Individually evaluated for impairment	$161	$—	$—	$—	$15	$—	$176
Collectively evaluated for impairment	2,960	3,312	966	94	16	7	7,355
Allowance for loan losses, end of period	$3,121	$3,312	$966	$94	$31	$7	$7,531

Loans held for investment:
Individually evaluated for impairment	$7,929	$—	$—	$—	$73	$—	$8,002
Collectively evaluated for impairment	308,983	466,266	106,937	5,324	377	130	888,017
Total loans held for investment, gross	$316,912	$466,266	$106,937	$5,324	$450	$130	$896,019
Allowance for loan losses as a percentage of gross loans held for investment	0.98%	0.71%	0.90%	1.77%	6.89%	5.38%	0.84%

	Nine Months Ended March 31, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385
Provision (recovery) for loan losses	(292)	(192)	12	16	—	3	3	(450)
Recoveries	177	—	—	—	—	—	2	179
Charge-offs	(31)	—	—	—	—	—	(3)	(34)
Allowance for loan losses, end of period	$2,637	$3,300	$1,042	$63	$3	$27	$8	$7,080

Allowance for loan losses:
Individually evaluated for impairment	$123	$—	$—	$—	$—	$9	$—	$132
Collectively evaluated for impairment	2,514	3,300	1,042	63	3	18	8	6,948
Allowance for loan losses, end of period	$2,637	$3,300	$1,042	$63	$3	$27	$8	$7,080

Loans held for investment:
Individually evaluated for impairment	$6,004	$—	$—	$745	$—	$53	$—	$6,802
Collectively evaluated for impairment	308,820	449,812	115,355	3,394	167	430	133	878,111
Total loans held for investment, gross	$314,824	$449,812	$115,355	$4,139	$167	$483	$133	$884,913
Allowance for loan losses as a percentage of gross loans held for investment	0.84%	0.73%	0.90%	1.52%	1.80%	5.59%	6.02%	0.79%

	Nine Months Ended March 31, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$3,601	$3,420	$879	$96	$36	$7	$8,039
Provision (recovery) for loan losses	(319)	(108)	87	(2)	(5)	—	(347)
Recoveries	203	—	—	—	—	—	203
Charge-offs	(364)	—	—	—	—	—	(364)
Allowance for loan losses, end of period	$3,121	$3,312	$966	$94	$31	$7	$7,531

Allowance for loan losses:
Individually evaluated for impairment	$161	$—	$—	$—	$15	$—	$176
Collectively evaluated for impairment	2,960	3,312	966	94	16	7	7,355
Allowance for loan losses, end of period	$3,121	$3,312	$966	$94	$31	$7	$7,531

Loans held for investment:
Individually evaluated for impairment	$7,929	$—	$—	$—	$73	$—	$8,002
Collectively evaluated for impairment	308,983	466,266	106,937	5,324	377	130	888,017
Total loans held for investment, gross	$316,912	$466,266	$106,937	$5,324	$450	$130	$896,019
Allowance for loan losses as a percentage of gross loans held for investment	0.98%	0.71%	0.90%	1.77%	6.89	5.38%	0.84%

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
	At March 31, 2019
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,813	$—	$1,813	$(284)	$1,529
Without a related allowance (2)	4,336	(539)	3,797	—	3,797
Total single-family	6,149	(539)	5,610	(284)	5,326

Construction:
Without a related allowance (3)	745	—	745	—	745
Total construction	745	—	745	—	745

Commercial business loans:
With a related allowance	53	—	53	(9)	44
Total commercial business loans	53	—	53	(9)	44

Total non-performing loans	$6,947	$(539)	$6,408	$(293)	$6,115

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

At both March 31, 2019 and June 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing, except for one construction loan with undisbursed loan funds of $1.2 million at March 31, 2019.

For the quarters ended March 31, 2019 and 2018, the Corporation's average recorded investment in non-performing loans was $6.4 million and $7.6 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended March 31, 2019, the Bank received $63,000 in interest payments from non-performing loans, of which $30,000 were recognized as interest income and the remaining $33,000 were applied to reduce the loan balances under the cost recovery method.  In comparison for the quarter ended March 31, 2018, the Bank received $121,000 in interest payments from non-performing loans, of which $70,000 were recognized as interest income and the remaining $51,000 were applied to reduce the loan balances under the cost recovery method.

For the nine months ended March 31, 2019 and 2018, the Corporation's average recorded investment in non-performing loans was $6.7 million and $8.1 million, respectively.  For the nine months ended March 31, 2019, the Bank received $458,000 in interest payments from non-performing loans, of which $321,000 were recognized as interest income and the remaining $137,000 were applied to reduce the loan balances under the cost recovery method.  In comparison for the nine months ended March 31, 2018, the Bank received $466,000 in interest payments from non-performing loans, of which $240,000 were recognized as interest income and the remaining $226,000 were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2019 and 2018:
	Quarter Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$2,785	$—	$6,397	$49
Construction	745	—	—	—
	3,530	—	6,397	49

With related allowances:
Mortgage loans:
Single-family	2,841	29	1,170	20
Commercial business loans	54	1	74	1
	2,895	30	1,244	21

Total	$6,425	$30	$7,641	$70

	Nine Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$3,570	$229	$7,296	$184
Commercial real estate	—	—	22	13
Construction	579	—	—	—
	4,149	229	7,318	197

With related allowances:
Mortgage loans:
Single-family	2,466	89	738	39
Commercial business loans	61	3	76	4
	2,527	92	814	43

Total	$6,676	$321	$8,132	$240

For the quarter ended March 31, 2019, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan from pass category was downgraded to special mention.  For the nine months ended March 31, 2019, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was upgraded to the pass category, one restructured loan from the pass category was downgraded to special mention and one restructured loan was paid off.  For the quarters and nine months ended March 31, 2018, there were two loans totaling $2.2 million that were newly modified from their original terms and re-underwritten or identified in the Corporation's asset quality reports as restructured loans. During the quarters and nine months ended March 31, 2019 and 2018, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarter ended March 31, 2019, there was no loan whose modification was extended beyond the initial maturity of the modification; while during the nine months ended March 31, 2019, there was one loan whose modification was extended beyond the initial maturity of the modification. During the quarter and nine months ended March 31, 2018, there were no loans whose modification was extended beyond the initial maturity of the modification.  At both March 31, 2019 and June 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of March 31, 2019, the Corporation held 10 restructured loans with a net outstanding balance of $4.6 million: one loan was classified as special mention ($440,000), one loan was classified as substandard and remains on accrual status ($1.4 million) and eight loans were classified as substandard on non-accrual status ($2.7 million). As of June 30, 2018, the Corporation held 11 restructured loans with a net outstanding balance of $5.2 million: one loan was classified as special mention on accrual status ($389,000); one loan was classified as substandard on accrual status ($1.4 million); and nine loans were classified as substandard on non-accrual status ($3.4 million).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of March 31, 2019 and June 30, 2018, $2.9 million or 63%, and $2.9 million or 56%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:
	At	At
(In Thousands)	March 31, 2019	June 30, 2018
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,669	$3,328
Commercial business loans	44	64
Total	2,713	3,392

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,865	1,788
Total	1,865	1,788

Total restructured loans	$4,578	$5,180

The following tables identify the Corporation's total recorded investment in restructured loans by type at the dates and for the periods indicated.
	At March 31, 2019
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,207	$—	$2,207	$(123)	$2,084
Without a related allowance (2)	2,818	(368)	2,450	—	2,450
Total single-family	5,025	(368)	4,657	(123)	4,534

Commercial business loans:
With a related allowance	53	—	53	(9)	44
Total commercial business loans	53	—	53	(9)	44

Total restructured loans	$5,078	$(368)	$4,710	$(132)	$4,578

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

During the quarter ended March 31, 2019, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold.  This compares to the quarter ended March 31, 2018 when two properties were acquired in the settlement of loans, and one previously foreclosed upon property was sold. For the nine months ended March 31, 2019, no properties were acquired in the settlement of loans, while two previously foreclosed upon properties were sold. This compares to the nine months ended March 31, 2018 when three properties were acquired in the settlement of loans, and three previously foreclosed upon properties were sold. As of March 31, 2019, there was no outstanding real estate owned property. This compares to two real estate owned properties located in California with a total net fair value of $906,000 at June 30, 2018.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2019 and June 30, 2018, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $16.6 million and $66.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.
Commitments	March 31, 2019	June 30, 2018
(In Thousands)

Undisbursed loan funds – Construction loans	$6,109	$4,302
Undisbursed lines of credit – Commercial business loans	950	495
Undisbursed lines of credit – Consumer loans	481	503
Commitments to extend credit on loans to be held for investment	4,346	9,352
Total	$11,886	$14,652

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and nine months ended March 31, 2019 and 2018.
	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2019	2018	2019	2018
Balance, beginning of the period	$150	$188	$157	$277
Provision (recovery)	1	(29)	(6)	(118)
Balance, end of the period	$151	$159	$151	$159

In accordance with ASC 815, "Derivatives and Hedging," and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced ("TBA") MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2019, $240,000 was included in other assets and $224,000 was included in other liabilities; at June 30, 2018, $849,000 was included in other assets and $464,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters and nine months ended March 31, 2019 and 2018 was as follows:
	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2019	2018	2019	2018
(In Thousands)
Commitments to extend credit on loans to be held for sale	$(264)	$266	$(585)	$173
Mandatory loan sale commitments and TBA MBS trades	465	(281)	216	(1,072)
Option contracts, net	—	—	—	(37)
Total net gain (loss)	$201	$(15)	$(369)	$(936)

The outstanding derivative financial instruments and other loan sale agreements at the dates indicated were as follows:
	March 31, 2019		June 30, 2018
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$12,211	$240	$56,906	$825
Best efforts loan sale commitments	(10,212)	—	(29,502)	—
Mandatory loan sale commitments and TBA MBS trades	(28,817)	(224)	(117,759)	(440)
Total	$(26,818)	$16	$(90,355)	$385

(1)	Net of 18.6% at March 31, 2019 and 24.7% at June 30, 2018 of commitments which management has estimated may not fund.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the third quarter of fiscal 2019, the Corporation repurchased two loans totaling $446,000 pursuant to the recourse/repurchase covenants contained in the loan sale agreements. In comparison, the Corporation repurchased two loans totaling $602,000 from investors during the third quarter of fiscal 2018. During the first nine months of fiscal 2019, the Corporation repurchased five loans totaling $699,000, including two loans that were fully charged off ($25,000). In comparison, the Corporation repurchased two loans totaling $602,000 from investors during the first nine months of fiscal 2018. Additional repurchase requests may have been settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the third quarters of fiscal 2019 and 2018, the Corporation did not record any provision for the recourse liability and did not settle any claims.  For the first nine months of fiscal 2019 and 2018, the Corporation recorded a $33,000 recovery and a $22,000 recovery from the recourse liability, respectively, and did not settle any claims.  As of March 31, 2019, the total recourse reserve for loans sold that are subject to repurchase decreased to $250,000, as compared to $283,000 at June 30, 2018 and $283,000 at March 31, 2018.

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

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2019 and 2018:
	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2019	2018	2019	2018
(In Thousands)

Balance, beginning of the period	$250	$283	$283	$305
Recovery from recourse liability	—	—	(33)	(22)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$250	$283	$250	$283

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain (Loss)
As of March 31, 2019:
Loans held for investment, at fair value	$5,239	$5,417	$(178)
Loans held for sale, at fair value	$30,500	$29,565	$935

As of June 30, 2018:
Loans held for investment, at fair value	$5,234	$5,546	$(312)
Loans held for sale, at fair value	$96,298	$93,791	$2,507

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

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS and privately issued CMO.  The Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS (Level 2) and broker price indications for similar securities in non-active markets for its fair value measurement of the CMO (Level 3).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation's assets measured at fair value on a recurring basis:
	Fair Value Measurement at March 31, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,796	$—	$3,796
U.S. government sponsored enterprise MBS	—	2,198	—	2,198
Private issue CMO	—	—	300	300
Investment securities - available for sale	—	5,994	300	6,294

Loans held for investment, at fair value	—	—	5,239	5,239
Loans held for sale, at fair value	—	30,500	—	30,500
Interest-only strips	—	—	18	18

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	240	240
Derivative assets	—	—	240	240
Total assets	$—	$36,494	$5,797	$42,291

Liabilities:
Derivative liabilities:
Mandatory loan sale commitments	$—	$—	$7	$7
TBA MBS trades	—	217	—	217
Derivative liabilities	—	217	7	224
Total liabilities	$—	$217	$7	$224

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$4,384	$—	$4,384
U.S. government sponsored enterprise MBS	—	2,762	—	2,762
Private issue CMO	—	—	350	350
Investment securities - available for sale	—	7,146	350	7,496

Loans held for investment, at fair value	—	—	5,234	5,234
Loans held for sale, at fair value	—	96,298	—	96,298
Interest-only strips	—	—	23	23

Derivative assets:
Commitments to extend credit on loans to be held for sale	—	—	849	849
Derivative assets	—	—	849	849
Total assets	$—	$103,444	$6,456	$109,900

Liabilities:
Derivative liabilities:
Commitments to extend credit on loans to be held for sale	$—	$—	$24	$24
Mandatory loan sale commitments	—	—	32	32
TBA MBS trades	—	408	—	408
Derivative liabilities	—	408	56	464
Total liabilities	$—	$408	$56	$464

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:
	For the Quarter Ended March 31, 2019
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commitments to Originate (2)	Mandatory Commitments (3)	Total
Beginning balance at December 31, 2018	$310	$4,995	$21	$504	$(9)	$5,821
Total gains or losses (realized/unrealized):
Included in earnings	—	87	—	(264)	(3)	(180)
Included in other comprehensive loss	1	—	(3)	—	—	(2)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(11)	(34)	—	—	5	(40)
Transfers in and/or out of Level 3	—	191	—	—	—	191
Ending balance at March 31, 2019	$300	$5,239	$18	$240	$(7)	$5,790
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

(2)	Consists of commitments to extend credit on loans to be held for sale.
(3)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2019
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Loan Commitments to Originate (2)	Mandatory Commitments (3)	Total
Beginning balance at June 30, 2018	$350	$5,234	$23	$825	$(32)	$6,400
Total gains or losses (realized/unrealized):
Included in earnings	—	133	—	(585)	18	(434)
Included in other comprehensive loss	—	—	(5)	—	—	(5)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(50)	(789)	—	—	7	(832)
Transfers in and/or out of Level 3	—	661	—	—	—	661
Ending balance at March 31, 2019	$300	$5,239	$18	$240	$(7)	$5,790

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

The following fair value hierarchy tables present information about the Corporation's assets measured at fair value at the dates indicated on a nonrecurring basis:
	Fair Value Measurement at March 31, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,541	$1,574	$6,115
Mortgage servicing assets	—	—	456	456
Real estate owned, net	—	—	—	—
Total	$—	$4,541	$2,030	$6,571

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,845	$1,212	$6,057
Mortgage servicing assets	—	—	135	135
Real estate owned, net	—	906	—	906
Total	$—	$5,751	$1,347	$7,098

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of March 31, 2019:
(Dollars In Thousands)	Fair Value As of March 31, 2019	Valuation Techniques	Unobservable Inputs	Range (1) (Weighted Average)	Impact to Valuation from an Increase in Inputs (2)

Assets:

Securities available - for sale: Private issue CMO	$300	Market comparable pricing	Comparability adjustment	1.2% – 1.3% (1.2%)	Increase

Loans held for investment, at fair value	$5,239	Relative value analysis	Broker quotes Credit risk factors	98.3% – 105.2% (101.1%) of par 1.2% - 100.0% (4.3%)	Increase Decrease

Non-performing loans	$703	Discounted cash flow	Default rates	5.0%	Decrease
Non-performing loans	$871	Relative value analysis	Loss severity	20.0% - 30.0% (21.3%)	Decrease

Mortgage servicing assets	$456	Discounted cash flow	Prepayment speed (CPR) Discount rate	9.7% - 60.0% (21.7%) 9.0% - 10.5%(9.2%)	Decrease Decrease

Interest-only strips	$18	Discounted cash flow	Prepayment speed (CPR) Discount rate	18.7% - 35.9% (34.3%) 9.0%	Decrease Decrease

Commitments to extend credit on loans to be held for sale	$240	Relative value analysis	TBA-MBS broker quotes Fall-out ratio (3)	99.0% – 103.4% (101.6%) of par 18.5% - 19.1% (18.6%)	Increase Decrease

Liabilities:

Mandatory loan sale commitments	$7	Relative value analysis	TBA MBS broker quotes Roll-forward costs (4)	102.3% - 105.7% (103.9%) of par 0.015%	Increase Increase
(1)	The range is based on the estimated fair values and management estimates.
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

The significant unobservable inputs used in the fair value measurement of the Corporation's assets and liabilities include the following: prepayment speeds, discount rates, MBS – TBA quotes, estimated fallout ratios, broker quotes and roll-forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation's other financial instruments as of March 31, 2019 and June 30, 2018 was as follows:
	March 31, 2019
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$102,510	$103,056	—	$103,056	$—
Loans held for investment, not recorded at fair value	$878,315	$857,399	—	—	$857,399
FHLB – San Francisco stock	$8,199	$8,199	—	$8,199	—

Financial liabilities:
Deposits	$876,884	$847,875	—	—	$847,875
Borrowings	$101,121	$101,274	—	—	$101,274

	June 30, 2018
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$87,813	$87,239	—	$87,239	—
Loans held for investment, not recorded at fair value	$897,451	$873,112	—	—	$873,112
FHLB – San Francisco stock	$8,199	$8,199	—	$8,199	—

Financial liabilities:
Deposits	$907,598	$877,641	—	—	$877,641
Borrowings	$126,163	$123,778	—	—	$123,778

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended March 31, 2019, there were no significant changes to the Corporation's valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 9: Incentive Plans

As of March 31, 2019, the Corporation had two active share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan ("2013 Plan") and the 2010 Equity Incentive Plan ("2010 Plan").  Additionally, the Corporation had one inactive share-based compensation plan - the 2006 Equity Incentive Plan ("2006 Plan") where no new awards can be granted but outstanding grants remain eligible for exercise.

For the quarters ended March 31, 2019 and 2018, the compensation cost for these plans was $37,000 and $292,000, respectively.  The income tax benefit (deficiencies) recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the quarters ended March 31, 2019 and 2018 was $(10,000) and $186,000, respectively.

For the first nine months ended March 31, 2019 and 2018, the compensation cost for these plans was $767,000 and $816,000, respectively.  The income tax benefit recognized in the Condensed Consolidated Statements of Operations per adoption of ASU 2016-09 for share-based compensation plans for the nine months ended March 31, 2019 and 2018 was $114,000 and $206,000, respectively.

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

During the third quarter of fiscal 2019, no options were granted or forfeited, and 11,250 options were exercised.  This compares to the third quarter of fiscal 2018 when no options were granted or forfeited, and 56,500 options were exercised. During the first nine months of fiscal 2019, no options were granted or forfeited, and 31,250 options were exercised. This compares to the first nine months of fiscal 2018 when no options were granted, and 83,750 options were exercised and 2,500 options were forfeited.  As of March 31, 2019 and 2018, there were 147,500 stock options available for future grants under the Plans at both dates.

The following tables summarize the stock option activity in the Plans for the quarter and nine months ended March 31, 2019.

	For the Quarter Ended March 31, 2019
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	509,000	$12.83
Granted	—	$—
Exercised	(11,250)	$14.59
Forfeited	—	$—
Outstanding at March 31, 2019	497,750	$12.79	4.53	$3,551
Vested and expected to vest at March 31, 2019	495,150	$12.75	4.52	$3,550
Exercisable at March 31, 2019	484,750	$12.60	4.45	$3,546

	For the Nine Months Ended March 31, 2019
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2018	529,000	$12.77
Granted	—	$—
Exercised	(31,250)	$12.49
Forfeited	—	$—
Outstanding at March 31, 2019	497,750	$12.79	4.53	$3,551
Vested and expected to vest at March 31, 2019	495,150	$12.75	4.52	$3,550
Exercisable at March 31, 2019	484,750	$12.60	4.45	$3,546

As of March 31, 2019 and 2018, there was $68,000 and $503,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.5 years and 1.0 years, respectively.  The forfeiture rate during the first nine months of fiscal 2019 and 2018 was 20 percent for both periods, and was calculated by using the historical forfeiture experience of stock option grants and is reviewed annually.

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

There were no restricted stock awards and no forfeitures, while there were 3,000 shares of restricted stock vested in the third quarter of fiscal 2019. This compares to no restricted stock activity in the third quarter of fiscal 2018, other than the vesting of 10,500 shares. For the first nine months of fiscal 2019, there was no restricted stock activity, other than the vesting of 89,500 shares. This compares to no restricted stock activity, other than the vesting of 10,500 shares and the forfeiture of 2,000 shares for the first nine months of fiscal 2018.  As of March 31, 2019 and 2018, there were 267,750 shares of restricted stock available for future awards under the Plans at both dates.

The following tables summarize the unvested restricted stock activity for the quarter and nine months ended March 31, 2019.

	For the Quarter Ended March 31, 2019
Unvested Shares	Shares	Weighted- Average Award Date Fair Value
Unvested at December 31, 2018	12,000	$18.31
Granted	—	$—
Vested	(3,000)	$18.90
Forfeited	—	$—
Unvested at March 31, 2019	9,000	$18.11
Expected to vest at March 31, 2019	7,200	$18.11

	For the Nine Months Ended March 31, 2019
Unvested Shares	Shares	Weighted- Average Award Date Fair Value
Unvested at June 30, 2018	98,500	$14.35
Granted	—	$—
Vested	(89,500)	$13.97
Forfeited	—	$—
Unvested at March 31, 2019	9,000	$18.11
Expected to vest at March 31, 2019	7,200	$18.11

As of March 31, 2019 and 2018, the unrecognized compensation expense was $131,000 and $687,000, respectively, related to unvested share-based compensation arrangements under the Plans, and reported as a reduction to stockholders' equity.  This expense is expected to be recognized over a weighted-average period of 1.5 years and 1.2 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2019 and 2018.

Note 10: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters and nine months ended March 31, 2019 and 2018.
	For the Quarter Ended March 31, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at December 31, 2018	$154	$15	$169

Other comprehensive loss before reclassifications	(4)	(2)	(6)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(4)	(2)	(6)

Ending balance at March 31, 2019	$150	$13	$163

	For the Quarter Ended March 31, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at December 31, 2017	$195	$15	$210

Other comprehensive loss before reclassifications	(20)	(2)	(22)
Amount reclassified from accumulated other comprehensive income	(2)	—	(2)
Net other comprehensive loss	(22)	(2)	(24)

Ending balance at March 31, 2018	$173	$13	$186

	For the Nine Months Ended March 31, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2018	$194	$16	$210

Other comprehensive loss before reclassifications	(44)	(3)	(47)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(44)	(3)	(47)

Ending balance at March 31, 2019	$150	$13	$163

	For the Nine Months Ended March 31, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2017	$211	$18	$229

Other comprehensive loss before reclassifications	(78)	(8)	(86)
Amount reclassified from accumulated other comprehensive income	40	3	43
Net other comprehensive loss	(38)	(5)	(43)

Ending balance at March 31, 2018	$173	$13	$186
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

As of March 31, 2019:
		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$224	$—	$224	$—	$—	$224
Total	$224	$—	$224	$—	$—	$224

As of June 30, 2018:
		Gross	Net
		Amount	Amount
		Offset in the	of Assets in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Assets	Condition	Condition	Instruments	Received	Amount
Assets
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Net
		Amount	Amount
		Offset in the	of Liabilities in	Gross Amount Not Offset in
		Condensed	the Condensed	the Condensed Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial Condition
	Amount of	Statements	Statements		Cash
	Recognized	of Financial	of Financial	Financial	Collateral	Net
(In Thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Liabilities
Derivatives	$440	$—	$440	$—	$—	$440
Total	$440	$—	$440	$—	$—	$440

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

Disaggregation of Revenue:

The following table includes the Company's non-interest income disaggregated by type of services for the quarters and nine months ended March 31, 2019 and 2018:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Type of Services	2019	2018	2019	2018
(In Thousands)
Asset management fees	$77	$87	$215	$294
Debit card and ATM fees	395	394	1,227	1,190
Deposit related fees	484	549	1,522	1,659
Loan related fees	12	(6)	25	(42)
BOLI (1)	47	65	140	199
Loan servicing fees (1)	262	493	863	1,173
Net gain on sale of loans (1)	1,719	3,597	7,114	12,761
Other	56	31	90	69
Total non-interest income	$3,052	$5,210	$11,196	$17,303

(1)	Not in scope of ASC 606.

For the quarters and nine months ended March 31, 2019 and 2018, substantially all of the Company's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 13: Income Taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax income rate from a maximum of 35 percent to a flat 21 percent. The federal corporate tax rate reduction was effective January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced federal corporate income tax rate for its fiscal year 2018 resulted in the application of a blended federal statutory income tax rate of 28.06 percent, which is based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then a flat 21 percent tax rate thereafter.

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At June 30, 2017, the Corporation's deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35 percent. As a result of the reduction in the federal corporate income tax rate under the Tax Act, the Corporation revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21 percent. These re-measurements collectively resulted in a discrete tax expense of $1.9 million that was recognized in the first nine months of fiscal 2018.

The estimated combined federal and state statutory tax rates, before discrete items, for fiscal years 2019 and 2018 are as follows:
Statutory Tax Rates	FY2019	FY2018
Federal Tax Rate	21.00%	28.06%
State Tax Rate	10.84%	10.84%
Combined Statutory Tax Rate (1)	29.56%	35.86%

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

Note 14: Subsequent Event

On April 30, 2019, the Corporation announced that the Corporation's Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation's common stock at the close of business on May 21, 2019 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 11, 2019.

On April 30, 2019, the Corporation announced that the Corporation's Board of Directors authorized a one-year extension of the April 2018 stock repurchase plan.  To date, a total of 23,748 shares of the Corporation's common stock have been purchased under the plan, leaving 349,252 shares of the Corporation's common stock authorized for purchase from time to time in the open market or in privately negotiated transactions prior to the expiration of the extension on April 26, 2020.

ITEM 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion").  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB").  At March 31, 2019, the Corporation had total assets of $1.12 billion, total deposits of $876.9 million and total stockholders' equity of $121.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms "we," "our," "us," and "Corporation" refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended March 31, 2002.  On January 29, 2019, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation's shareholders of record at the close of business on February 19, 2019, which was paid on March 12, 2019.  Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

On April 30, 2019, the Corporation announced that the Corporation's Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation's common stock at the close of business on May 21, 2019 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 11, 2019.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are "forward-looking statements."  These statements relate to the Corporation's financial condition, liquidity, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the possibility that the actual costs incurred from our exiting the mortgage banking business and the possibility that the actual changes in pre-tax losses from the mortgage banking segment and our pre-tax income will be materially different from the estimated changes provided in this report; the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings before the discontinuation of the mortgage banking business, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation's other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation's 2018 Annual Report on Form 10-K for the year ended June 30, 2018 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies.  There have been no significant changes during the nine months ended March 31, 2019 to the critical accounting policies as described in the Corporation's 2018 Annual Report on Form 10-K for the period ended June 30, 2018.

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

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. On February 4, 2019, the Corporation announced that it was in the long-term best interests of the Corporation to discontinue the operations of the Corporation's mortgage banking segment conducted through PBM.

This decision was reached after an analysis of current economic conditions and the current operating environment for the highly competitive mortgage banking business, including the significant decline in loan origination volume.  The Corporation had been pursuing a strategy of improving the profitability of its mortgage banking business by significantly reducing operating expenses commensurate with the significant decline in loan origination volume while maintaining loan sale margins and prudent underwriting standards.  However, based on the operating environment and market conditions for the foreseeable future, the Corporation determined that it would be unable to successfully execute that strategy within a reasonable period of time.

The Corporation plans to continue to originate single-family mortgage loans for retention on its balance sheet, primarily within its market area, the Inland Empire region of Southern California and purchase these loans consistent with its historical activity in this regard.  Upon termination of PBM's mortgage banking operations, PBM will no longer be reported as a segment of the Corporation.  The Corporation currently estimates that PBM's mortgage banking operations will end on or before June 30, 2019 and expects that the headcount in the Corporation will decrease by approximately 122 full time equivalent employees by that date.

As a result of exiting the mortgage banking business, the Corporation estimates:
•
quarterly net interest income from the mortgage banking segment to decline approximately $306,000 (net of funding costs) by the first quarter of fiscal 2020 from $306,000 in the second quarter of fiscal 2019 due to the decrease in loans held for sale,

•	quarterly non-interest income from the mortgage banking segment to decline approximately $2.7 million by the first quarter of fiscal 2020 from $2.7 million in the second quarter of fiscal 2019,
•	quarterly non-interest expense from the mortgage banking segment to decrease approximately $4.6 million by the first quarter of fiscal 2020 from $4.6 million in the second quarter of fiscal 2019,
•
quarterly non-interest income from the community banking segment to increase approximately $272,000 to $1.2 million by the end of the first quarter of fiscal 2020 from $906,000 in the second quarter of fiscal 2019 as a result of the discontinuation of inter-company charges to compensate PBM for originating loans held for investment and for servicing fees on loans sold on a servicing retained basis,

•
quarterly non-interest expense from the community banking segment to increase approximately $649,000 to $6.9 million by the end of the first quarter of fiscal 2020 from $6.3 million in the second quarter of fiscal 2019 as a result of retaining certain mortgage banking personnel to continue to originate and purchase single-family mortgage loans for retention on the Bank's balance sheet and discontinuation of the management fee allocation from the Bank to the mortgage banking segment,

•
the estimated fully phased in quarterly impact of these changes in fiscal 2020 will be to increase the pre-tax income by approximately $1.2 million per quarter in comparison to the second quarter of fiscal 2019,

•
the Corporation will stop accepting loan applications and loan locks from the mortgage banking segment early in the fourth quarter of fiscal 2019, as a result, revenues will decrease more quickly than expenses but the declines in each cannot be accurately forecast for the time period the Corporation is effecting the exit from the mortgage banking business, and

•	to stop operating its mortgage banking business as a defined segment with separate mortgage banking segment reporting prior to the first quarter of fiscal 2020.

The Corporation also estimates that it will:
•
incur total one-time costs of approximately $3.6 million to $4.0 million, which amounts include costs for severance, retention, personnel, premises, occupancy, depreciation, and costs related to termination of data processing and other contractual arrangements, and

•	have estimated cash outlays of approximately $3.5 million to $3.9 million of its total estimated one-time costs (consistent with the amounts above less depreciation).

Once the mortgage banking exit has been completed, the future operations of the Corporation will be much more consistent with the traditional community banking activities as described earlier.

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

Contractual Obligations.  The following table summarizes the Corporation's contractual obligations at March 31, 2019 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,683	$3,744	$1,118	$570	$8,115
Pension benefits	253	505	505	6,282	7,545
Time deposits	117,104	72,065	23,725	719	213,613
FHLB – San Francisco advances	2,646	45,313	42,494	20,565	111,018
FHLB – San Francisco letter of credit	10,000	—	—	—	10,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$132,686	$121,627	$67,842	$30,594	$352,749

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance ("MPF") program.  As of March 31, 2019, the Bank serviced $10.4 million of loans under this program.  The estimated amounts by period are based on historical loss experience.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Total assets decreased $56.2 million, or five percent, to $1.12 billion at March 31, 2019 from $1.18 billion at June 30, 2018.  The decrease was primarily attributable to decreases in loans held for investment and loans held for sale, partly offset by increases in cash and cash equivalents and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $18.2 million, or 42 percent, to $61.5 million at March 31, 2019 from $43.3 million at June 30, 2018.  The increase in the total cash and cash equivalents was primarily attributable to the decreases in loans held for sale and loans held for investment, partly offset by the increase in investment securities and the payoff of borrowings and time deposits that matured during the first nine months of fiscal 2019.

Investment securities (held to maturity and available for sale) increased $13.5 million, or 14 percent, to $108.8 million at March 31, 2019 from $95.3 million at June 30, 2018. The increase was primarily the result of investment security purchases, partly offset by scheduled and accelerated principal payments on mortgage-backed securities during the first nine months of fiscal 2019. For further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $19.1 million, or two percent, to $883.6 million at March 31, 2019 from $902.7 million at June 30, 2018, primarily due to a $26.2 million decline in multi-family loans, partly offset by a $5.6 million increase in commercial real estate loans.  During the first nine months of fiscal 2019, the Corporation originated $93.8 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans and also purchased $26.2 million in single-family, multi-family and commercial real estate loans held for investment. Total loan principal payments during the first nine months of fiscal 2019 were $140.5 million, down two percent from $143.9 million during the comparable period in fiscal 2018. The single-family loans held for investment balance was essentially unchanged at $314.8 million at both March 31, 2019 and June 30, 2018, and represented approximately 36 percent and 35 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2019 and June 30, 2018, as a percentage of the total dollar amount outstanding:

As of March 31, 2019
(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$107,164	34%	$144,261	46%	$62,360	20%	$1,039	—%	$314,824	100%
Multi-family	71,357	16%	275,087	61%	103,039	23%	329	—%	449,812	100%
Commercial real estate	31,972	28%	55,435	48%	27,948	24%	—	—%	115,355	100%
Construction	295	7%	3,397	82%	447	11%	—	—%	4,139	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$210,788	24%	$478,1801	54%	$193,961	22%	$1,368	—%	$884,297	100%

(1)	Other than the Inland Empire.

As of June 30, 2018
(Dollars In Thousands)	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$110,510	35%	$149,261	48%	$53,960	17%	$1,077	—%	$314,808	100%
Multi-family	76,473	16%	287,174	60%	109,684	23%	2,677	1%	476,008	100%
Commercial real estate	32,224	29%	47,903	44%	29,599	27%	—	—%	109,726	100%
Construction	49	1%	2,685	85%	440	14%	—	—%	3,174	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$219,256	24%	$487,0231	54%	$193,850	21%	$3,754	1%	$903,883	100%

(1)	Other than the Inland Empire.

Loans held for sale decreased $65.8 million, or 68 percent, to $30.5 million at March 31, 2019 from $96.3 million at June 30, 2018.  The decrease was primarily due to a decrease in the loans originated for sale attributable to the winding down of the mortgage banking operations and the timing difference between loan fundings and loan sale settlements. Total loans originated for sale during the quarter ended March 31, 2019 was $110.7 million as compared to $241.6 million during the quarter ended June 30, 2018.

Total deposits decreased $30.7 million, or three percent, to $876.9 million at March 31, 2019 from $907.6 million at June 30, 2018.  Transaction accounts decreased $3.3 million to $666.7 million at March 31, 2019 from $670.0 million at June 30, 2018, while time deposits decreased $27.4 million, or 12 percent, to $210.2 million at March 31, 2019 from $237.6 million at June 30, 2018 consistent with the Bank's strategy to decrease the percentage of time deposits in its deposit base.

Total borrowings decreased $25.1 million, or 20 percent, to $101.1 million at March 31, 2019 as compared to $126.2 million at June 30, 2018, due to the maturity of short-term borrowings and an early payoff of a long-term borrowing. The borrowings were primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders' equity increased $752,000, or one percent, to $121.2 million at March 31, 2019 from $120.5 million at June 30, 2018, primarily as a result of net income of $3.6 million and the amortization of stock-based compensation benefits during the first nine months of fiscal 2019, partly offset by $3.1 million of quarterly cash dividends paid to shareholders and stock repurchases from restricted stock recipients to fund their withholding tax obligations.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2019 and 2018

The Corporation's net loss for the third quarter of fiscal 2019 was $151,000, in contrast to the net income of $1.7 million in the same period of fiscal 2018. Compared to the same quarter last year, the decline was primarily attributable to a $1.88 million decrease in the gain on sale of loans and a $484,000 increase in salaries and employee benefits expense, partly offset by the $189,000 benefit from income taxes resulting from the loss before taxes this quarter in contrast to the $667,000 provision for income taxes in the same quarter last year (an $856,000 difference).

For the first nine months of fiscal 2019, the Corporation's net income was $3.6 million, an increase of $2.9 million, or 397 percent, from the net income of $731,000 in the same period of fiscal 2018.  Compared to the same period last year, the increase was primarily attributable to (a) the one-time, non-cash, net tax charge of $1.9 million from the net deferred tax assets revaluation required by the Tax Act consistent with the lower corporate federal income tax rate applied in the second quarter of fiscal 2018 (not replicated this fiscal year), (b) the $3.4 million litigation reserve in the first nine months of fiscal 2018 (not replicated this fiscal year), (c) a $1.8 million increase in net interest income and (d) a $1.9 million decrease in salaries and employee benefits expense and (e) the application of the statutory federal and state income tax rate of 29.56% this current period as compared to the blended tax rate of 35.86% in the same period last year; partly offset by a $5.7 million decrease in the gain on sale of loans.

The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 103 percent for the third quarter of fiscal 2019 from 87 percent in the same period of fiscal 2018. However, for the first nine months of fiscal 2019, the Corporation's efficiency ratio improved to 89 percent from 93 percent for the same period of fiscal 2018.

Return (loss) on average assets decreased 64 basis points to (0.05) percent in the third quarter of fiscal 2019 from 0.59 percent in the same period last year. However for the first nine months of fiscal 2019, return on average assets was 0.42 percent, up 34 basis points from 0.08 percent in the same period last year.

Return (loss) on average equity was (0.49) percent in the third quarter of fiscal 2019 as compared to 5.76 percent in the same period last year. However for the first nine months of fiscal 2019, return on average equity was 3.97 percent compared to 0.78 percent for the same period last year.

Diluted earnings (loss) per share for the third quarter of fiscal 2019 were $(0.02), down 109 percent from $0.23 in the same period last year. However for the first nine months of fiscal 2019, diluted earnings per share were $0.48, up 433 percent from $0.09 in the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2019 and 2018.  Net interest income increased by $488,000, or five percent, to $9.6 million for the third quarter of fiscal 2019 as compared to the same period in fiscal 2018, as a result of a higher net interest margin, partly offset by a lower average interest-earning asset balance. The net interest margin increased 30 basis points to 3.53 percent in the third quarter of fiscal 2019 from 3.23 percent in the same period of fiscal 2018, primarily due to an increase in the average yield on interest-earning assets, partly offset by a slight increase in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 31 basis points to 4.09 percent in the third quarter of fiscal 2019 from 3.78 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities increased by one basis point to 0.63 percent for the third quarter of fiscal 2019 as compared to 0.62 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to an increase in the average yield of all interest-earning assets resulting primarily from higher market interest rates, except FHLB – San Francisco stock. The average balance of interest-earning assets decreased $41.4 million, or four percent, to $1.09 billion in the third quarter of fiscal 2019 from $1.13 billion in the comparable period of fiscal 2018, primarily reflecting a decrease in the average balance of loans receivable, partly offset by increases in the average balance of investment securities and interest-earning deposits. The average balance of interest-bearing liabilities decreased by $45.6 million, or four percent, to $979.0 million in the third quarter of fiscal 2019 from $1.02 billion in the same quarter last year.

For the Nine Months Ended March 31, 2019 and 2018.  Net interest income increased $1.8 million, or seven percent, to $28.8 million for the first nine months of fiscal 2019 from $27.0 million for the comparable period in fiscal 2018, due to a higher net interest margin, partly offset by a lower average interest-earning assets balance. The net interest margin was 3.45 percent in the first nine months of fiscal 2019, up 29 basis points from 3.16 percent in the same period of fiscal 2018, primarily due to an increase in the average yield on interest-earning assets, partly offset by a slight increase in the average cost of interest-bearing liabilities.  The net interest margin in the nine months of fiscal 2019 was augmented by $176,000 of previously unrecognized loan interest income resulting from the payoff of three non-performing loans and the $133,000 special cash dividend received on FHLB-San Francisco stock, which increased the net interest margin by approximately three basis points for the period. The weighted-average yield on interest-earning assets increased by 31 basis points to 4.03 percent, while the weighted-average cost of interest-bearing liabilities increased by two basis points to 0.64 percent for the first nine months of fiscal 2019 as compared to the same period last year.  The average balance of interest-earning assets decreased $28.5 million, or two percent, to $1.11 billion in the first nine months of fiscal 2019 from $1.14 billion in the comparable period of fiscal 2018, primarily reflecting a decrease in the average balance of loans receivable, partly offset by increases in the average balance of investment securities and interest earning deposits. The average balance of interest-bearing liabilities decreased by $28.9 million, or three percent, to $1.00 billion in the first nine months of fiscal 2019 from $1.03 billion in the same period last year.

Interest Income:

For the Quarters Ended March 31, 2019 and 2018.  Total interest income increased by $441,000, or four percent, to $11.1 million for the third quarter of fiscal 2019 as compared to the same quarter of fiscal 2018.  The increase was primarily due to an increase in interest income from investment securities and interest-earning deposits.

Interest income on loans receivable increased $78,000, or one percent, to $10.0 million in the third quarter of fiscal 2019 as compared to the same quarter of fiscal 2018.  This increase was attributable to a higher average loan yield reflecting the rise in interest rates over the last year, partly offset by a lower average loan balance. The average loans receivable yield during the third quarter of fiscal 2019 increased 25 basis points to 4.38 percent from 4.13 percent during the same quarter last year, primarily due to increases in the average yield of both loans held for investment and loans held for sale combined with a lower percentage of loans held for sale to total loans receivable. The average balance of loans receivable decreased by $46.8 million, or five percent, to $915.0 million for the third quarter of fiscal 2019 from $961.8 million in the same quarter of fiscal 2018, primarily due to a decrease in average loans held for sale attributable to the winding down of the mortgage banking operations and, to a lesser extent, a decrease in average loans held for investment.

Loans receivable is comprised of loans held for investment and loans held for sale. The average balance of loans held for investment decreased $13.1 million, or one percent, to $875.5 million during the third quarter of fiscal 2019 from $888.6 million in the same quarter of fiscal 2018. The average yield on the loans held for investment increased by 23 basis points to 4.36 percent in the third quarter of fiscal 2019 from 4.13 percent in the same quarter of fiscal 2018. The average balance of loans held for sale also decreased $33.8 million, or 46 percent, to $39.5 million during the third quarter of fiscal 2019 from $73.3 million in the same quarter of fiscal 2018.  The average yield on the loans held for sale increased by 61 basis points to 4.74 percent in the third quarter of fiscal 2019 from 4.13 percent in the same quarter of fiscal 2018.

Interest income from investment securities increased $210,000, or 55 percent, to $592,000 in the third quarter of fiscal 2019 from $382,000 for the same quarter of fiscal 2018. This increase was primarily attributable to a higher average yield.  The average investment securities yield increased 78 basis points to 2.32 percent in the third quarter of fiscal 2019 from 1.54 percent in the same quarter of fiscal 2018. The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments. The average balance of investment securities increased $2.5 million, or three percent, to $101.9 million in the third quarter of fiscal 2019 from $99.4 million in the same quarter of fiscal 2018. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2019 was $144,000, unchanged from the same quarter of fiscal 2018.  The average balance in the third quarter of fiscal 2019 increased $91,000, or one percent, to $8.2 million from $8.1 million in the same quarter of fiscal 2018, attributable to a required stock purchase due to reduced borrowings of $91,000 in April 2018.   As a result, the average yield decreased to 7.03 percent in the third quarter of fiscal 2019 as compared to 7.10 percent in the comparable quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $386,000 in the third quarter of fiscal 2019, up 66 percent from $233,000 in the same quarter of fiscal 2018.  The increase was primarily due to a higher average yield.  The average yield earned on interest-earning deposits increased 89 basis points to 2.40 percent in the third quarter of fiscal 2019 from 1.51 percent in the comparable quarter last year, due primarily to the increases in the targeted federal funds rate over the last year.  The average balance of the interest-earning deposits in the third quarter of fiscal 2019 was $64.4 million, an increase of $2.8 million or five percent, from $61.6 million in the same quarter of fiscal 2018. The increase in the average balance of interest-earning deposits was primarily due to the decreases in loans held for investment and loans held for sale, partly offset by an increase in investment securities and decreases in deposits and borrowings.

For the Nine Months Ended March 31, 2019 and 2018.  Total interest income increased by $1.8 million, or six percent, to $33.6 million for the first nine months of fiscal 2019 from $31.8 million in the same period of fiscal 2018.  The increase was primarily due to an increase in interest income from all interest-earning assets.

Loans receivable interest income increased $691,000, or two percent, to $30.5 million in the first nine months of fiscal 2019 from $29.8 million for the same period of fiscal 2018.  The increase was attributable to a higher average loan yield reflecting the rise in interest rates over the last year, partly offset by a lower average loan balance in the first nine months of fiscal 2019 in comparison to the same period last year.  The average loan yield, including loans held for sale, during the first nine months of fiscal 2019 increased 29 basis points to 4.32 percent from 4.03 percent in the same period last year. The average balance of loans receivable, including loans held for sale, decreased $45.7 million, or five percent, to $941.3 million for the first nine months of fiscal 2019 from $987.0 million in the same period of fiscal 2018.

Loans receivable is comprised of loans held for investment and loans held for sale.  The average balance of loans held for investment decreased $13.3 million, or one percent, to $882.3 million during the first nine months of fiscal 2019 from $895.6 million in the same period of fiscal 2018.  The average yield on the loans held for investment increased by 26 basis points to 4.30 percent in the first nine months of fiscal 2019 from 4.04 percent in the same period of fiscal 2018.  The average balance of loans held for sale decreased by $32.4 million, or 35 percent, to $59.0 million during the first nine months of fiscal 2019 from $91.4 million in the same period of fiscal 2018.  The average yield on the loans held for sale increased by 74 basis points to 4.71 percent in the first nine months of fiscal 2019 from 3.97 percent in the same period of fiscal 2018.

Interest income from investment securities increased $423,000, or 44 percent, to $1.4 million in the first nine months of fiscal 2019 from $958,000 for the same period of fiscal 2018. This increase was attributable to a higher average yield and, to a lesser extent, a higher average balance. The average investment securities yield increased 47 basis points to 1.93 percent in the first nine months of fiscal 2019 from 1.46 percent in the same period of fiscal 2018.  The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable rate mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments. The average balance of investment securities increased $7.8 million, or nine percent, to $95.5 million in the first nine months of fiscal 2019 from $87.7 million in the same period of fiscal 2018. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2019 was $565,000, up 32 percent from $428,000 in the same period of fiscal 2018, primarily attributable to a special cash dividend of $133,000 received in December 2018. As a result, the average yield increased to 9.19 percent in the first nine months of fiscal 2019 as compared to 7.04 percent in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $1.1 million in the first nine months of fiscal 2019, up 88 percent from $591,000 in the same period of fiscal 2018.  The increase was due to a higher average yield and, to a lesser extent, a higher average balance in the first nine months of fiscal 2019 as compared to the same period last year.  The average yield increased 84 basis points to 2.20 percent in the first nine months of fiscal 2019 from 1.36 percent in the comparable period last year, due primarily to the increases in the targeted federal funds rate over the last year. The average balance of the interest-earning deposits in the first nine months of fiscal 2019 was $66.5 million, an increase of $9.2 million or 16 percent, from $57.3 million in the same period of fiscal 2018.  The increase in average balance of interest-earning deposits was primarily due to the decreases in loans held for investment and loans held for sale, partly offset by an increase in investment securities and a decrease in deposits.

Interest Expense:

For the Quarters Ended March 31, 2019 and 2018.  Total interest expense decreased $47,000, or three percent to $1.5 million in the third quarter of fiscal 2019 from $1.6 million in the comparable quarter of fiscal 2018. This decrease was attributable to lower interest expenses on both deposits and borrowings.

Interest expense on deposits for the third quarter of fiscal 2019 was $841,000 as compared to $856,000 for the same period last year, a decrease of $15,000, or two percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance, partly offset by a slightly higher average cost of deposits. The average balance of deposits decreased $38.7 million, or four percent, to $873.3 million during the quarter ended March 31, 2019 from $912.0 million during the same period last year. The decrease in the average balance was primarily attributable to decreases in time deposits and, to a lesser extent, savings deposits, partly offset by an increase in checking and money market deposits. The average cost of deposits remained relatively stable, increasing only one basis point to 0.39 percent during the third quarter of fiscal 2019 from 0.38 percent during the same quarter last year.  The increase in the average cost of deposits was attributable primarily to a higher average cost of time deposits, partly offset by a lower percentage of time deposits to the total deposit balance. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the third quarter of fiscal 2019 was 75 percent, compared to 73 percent in the same period of fiscal 2018.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2019 decreased $32,000, or four percent, to $680,000 from $712,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance, partly offset by a higher average cost. The average balance of borrowings decreased $6.8 million, or six percent, to $105.8 million during the quarter ended March 31, 2019 from $112.6 million during the same period last year, primarily due to the $10.0 million prepayment of long-term borrowings in February 2019. The average cost of borrowings increased five basis points to 2.61 percent for the quarter ended March 31, 2019 from 2.56 percent in the same quarter last year. The increase in the average cost of borrowings was primarily due to the prepayment of long-term borrowings with a lower interest rate in than the weighted average interest rate of all borrowings.

For the Nine Months Ended March 31, 2019 and 2018.  Total interest expense for the first nine months of fiscal 2019 decreased $36,000, or one percent, to $4.8 million as compared to the same period last year.  This decrease was attributable to lower interest expenses on both, deposits and borrowings.

Interest expense on deposits for the first nine months of fiscal 2019 decreased $18,000, or one percent, to $2.6 million as compared to the same period last year.  The slight decrease in interest expense on deposits was primarily attributable to a lower average balance, partly offset by a higher average cost of deposits. The average balance of deposits decreased $28.4 million, or three percent, to $888.7 million during the nine months ended March 31, 2019 from $917.1 million during the same period last year. The decrease in the average balance was primarily attributable to decreases in time deposits and, to a lesser extent, savings deposits, partly offset by an increase in checking and money market deposits. The average cost of deposits increased one basis point to 0.39 percent during the first nine months of fiscal 2019 from 0.38 percent during the same period last year. The increase in the average cost of deposits was attributable primarily to a higher average cost of time deposits, partly offset by a lower percentage of time deposits to the total deposit balance. The average balance of transaction accounts to total deposits in the first nine months of fiscal 2019 was 74 percent, compared to 72 percent in the same period of fiscal 2018.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first nine months of fiscal 2019 decreased $18,000, or one percent, to $2.2 million as compared to the same period last year.  The decrease in interest expense on borrowings was the result of a lower average cost and to a lesser extent, a lower average balance. The average cost of borrowings decreased one basis point to 2.56 percent for the nine months ended March 31, 2019 from 2.57 percent in the same period last year. The average balance of borrowings decreased by $403,000 to $112.4 million during the nine months ended March 31, 2019 from $112.8 million during the same period last year.

The following tables present the average balance sheets for the quarters and nine months ended March 31, 2019 and 2018, respectively:

Average Balance Sheets
	Quarter Ended March 31, 2019			Quarter Ended March 31, 2018
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$915,049	$10,011	4.38%	$961,826	$9,933	4.13%
Investment securities	101,851	592	2.32%	99,390	382	1.54%
FHLB – San Francisco stock	8,199	144	7.03%	8,108	144	7.10%
Interest-earning deposits	64,390	386	2.40%	61,591	233	1.51%

Total interest-earning assets	1,089,489	11,133	4.09%	1,130,915	10,692	3.78%

Non interest-earning assets	30,228			34,820

Total assets	$1,119,717			$1,165,735

Interest-bearing liabilities:
Checking and money market accounts (2)	$382,294	$102	0.11%	$370,346	$96	0.11%
Savings accounts	274,400	139	0.21%	293,579	147	0.20%
Time deposits	216,558	600	1.12%	248,104	613	1.00%

Total deposits	873,252	841	0.39%	912,029	856	0.38%

Borrowings	105,793	680	2.61%	112,625	712	2.56%

Total interest-bearing liabilities	979,045	1,521	0.63%	1,024,654	1,568	0.62%

Non interest-bearing liabilities	17,991			20,804

Total liabilities	997,036			1,045,458

Stockholders' equity	122,681			120,277
Total liabilities and stockholders' equity	$1,119,717			$1,165,735

Net interest income		$9,612			$9,124

Interest rate spread (3)			3.46%			3.16%
Net interest margin (4)			3.53%			3.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.28%			110.37%
Return (loss) on average assets			(0.05)%			0.59%
Return (loss) on average equity			(0.49)%			5.76%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $179 and $120 for the quarters ended March 31, 2019 and 2018, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $83.1 million and $78.9 million during the quarters ended March 31, 2019 and 2018, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended March 31, 2019			Nine Months Ended March 31, 2018
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$941,336	$30,516	4.32%	$986,952	$29,825	4.03%
Investment securities	95,494	1,381	1.93%	87,710	958	1.46%
FHLB – San Francisco stock	8,199	565	9.19%	8,108	428	7.04%
Interest-earning deposits	66,498	1,111	2.20%	57,254	591	1.36%

Total interest-earning assets	1,111,527	33,573	4.03%	1,140,024	31,802	3.72%

Non interest-earning assets	30,711			33,240

Total assets	$1,142,238			$1,173,264

Interest-bearing liabilities:
Checking and money market accounts (2)	$379,882	$327	0.11%	$372,413	$311	0.11%
Savings accounts	281,814	437	0.21%	290,065	445	0.20%
Time deposits	226,978	1,851	1.09%	254,653	1,877	0.98%

Total deposits	888,674	2,615	0.39%	917,131	2,633	0.38%

Borrowings	112,363	2,158	2.56%	112,766	2,176	2.57%

Total interest-bearing liabilities	1,001,037	4,773	0.64%	1,029,897	4,809	0.62%

Non interest-bearing liabilities	19,306			19,174

Total liabilities	1,020,343			1,049,071

Stockholders' equity	121,895			124,193
Total liabilities and stockholders' equity	$1,142,238			$1,173,264

Net interest income		$28,800			$26,993

Interest rate spread (3)			3.39%			3.10%
Net interest margin (4)			3.45%			3.16%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.04%			110.69%
Return on average assets			0.42%			0.08%
Return on average equity			3.97%			0.78%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $823 and $736 for the nine months ended March 31, 2019 and 2018, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $82.7 million and $79.1 million during the nine months ended March 31, 2019 and 2018, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and nine months ended March 31, 2019 and 2018, respectively.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance
	Quarter Ended March 31, 2019 Compared To Quarter Ended March 31, 2018 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$590	$(483)	$(29)	$78
Investment securities	196	9	5	210
FHLB – San Francisco stock	(2)	2	—	—
Interest-earning deposits	136	11	6	153
Total net change in income on interest-earning assets	920	(461)	(18)	441

Interest-bearing liabilities:
Checking and money market accounts	—	6	—	6
Savings accounts	1	(9)	—	(8)
Time deposits	74	(78)	(9)	(13)
Borrowings	12	(43)	(1)	(32)
Total net change in expense on interest-bearing liabilities	87	(124)	(10)	(47)
Net increase (decrease) in net interest income	$833	$(337)	$(8)	$488

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2019 Compared To Nine Months Ended March 31, 2018 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$2,169	$(1,379)	$(99)	$691
Investment securities	311	85	27	423
FHLB – San Francisco stock	131	5	1	137
Interest-bearing deposits	368	94	58	520
Total net change in income on interest-earning assets	2,979	(1,195)	(13)	1,771

Interest-bearing liabilities:
Checking and money market accounts	—	16	—	16
Savings accounts	5	(12)	(1)	(8)
Time deposits	201	(204)	(23)	(26)
Borrowings	(10)	(8)	—	(18)
Total net change in expense on interest-bearing liabilities	196	(208)	(24)	(36)
Net increase (decrease) in net interest income	$2,783	$(987)	$11	$1,807

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended March 31, 2019 and 2018.  During the third quarter of fiscal 2019, the Corporation recorded a provision for loan losses of $4,000, in contrast to a recovery from the allowance for loan losses of $505,000 in the same period of fiscal 2018.  The recovery from the allowance for loan losses during the same quarter last year was primarily attributable to the improving risk profile of the loan portfolio as reflected in the asset quality ratios and loan balances shifting to lower risk categories from higher risk categories. Non-performing loans, net of the allowance for loan losses and fair value adjustments remained relatively unchanged at $6.1 million at both March 31, 2019 and June 30, 2018 but lower than the $6.8 million at March 31, 2018. Net loan recoveries in the third quarter of fiscal 2019 were $15,000 or 0.01 percent (annualized) of average loans receivable, compared to net loan charge offs of $39,000 or 0.02 percent (annualized) of average loans receivable in the same quarter of fiscal 2018. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $14.8 million at March 31, 2019 as compared to $14.9 million at June 30, 2018 and $11.1 million at March 31, 2018. Classified loans net of the allowance for loan losses and fair value adjustments were comprised of $7.3 million and $7.5 million of loans in the special mention category and $7.5 million and $7.4 million of loans in the substandard category at March 31, 2019 and June 30, 2018, respectively.

For the Nine Months Ended March 31, 2019 and 2018.  During the first nine months of fiscal 2019, the Corporation recorded a recovery from the allowance for loan losses of $450,000, as compared to a $347,000 recovery from the allowance for loan losses in the same period of fiscal 2018. The recovery from the allowance for loan losses in the first nine months of fiscal 2019 was primarily attributable to the decrease in loans held for investment and the recoveries related to the payoff of the two non-performing loans during the first nine months of fiscal 2019.  Net loan recoveries in the first nine months of fiscal 2019 were $145,000 or (0.02) percent (annualized) of average loans receivable, in contrast to net loan charge offs of $161,000 or 0.02 percent (annualized) of average loans receivable in the same period of fiscal 2018.

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

At March 31, 2019, the allowance for loan losses was $7.1 million, comprised of collectively evaluated allowances of $6.9 million and individually evaluated allowances of $132,000; in comparison to the allowance for loan losses of $7.4 million at June 30, 2018, comprised of collectively evaluated allowances of $7.2 million and individually evaluated allowances of $157,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.79 percent at March 31, 2019 as compared to 0.81 percent at June 30, 2018. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended March 31, 2019 and 2018.  Total non-interest income decreased $2.1 million, or 40 percent, to $3.1 million for the quarter ended March 31, 2019 from $5.2 million for the same period last year.  The decrease was primarily attributable to a decrease in the net gain on sale of loans during the current quarter as compared to the comparable period last year.

The net gain on sale of loans decreased $1.9 million, or 53 percent, to $1.7 million for the third quarter of fiscal 2019 from $3.6 million in the same quarter of fiscal 2018 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, decreased $139.7 million or 59 percent to $95.8 million in the quarter ended March 31, 2019 from $235.5 million in the comparable quarter last year.  The decrease in loan sale volume was attributable to the winding down of the mortgage banking operations. Refinance loans as a percentage of total loans originated by PBM during the third quarter of fiscal 2019 was 30 percent, down from 37 percent in the same quarter of fiscal 2018.  Retail loans as a percentage of total loans originated for sale by PBM during the third quarter of fiscal 2019 were 65 percent, up from 59 percent in the same quarter of fiscal 2018. The average loan sale margin for PBM increased 26 basis points to 1.79 percent in the third quarter of fiscal 2019 from 1.53 percent in the same period of fiscal 2018. The increase in the average loan sale margin was the result of a higher percentage of retail loan production (which generally has higher loan sale margins) versus wholesale loan production and maintaining pricing discipline throughout the quarter. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, commitments to sell mortgage-backed securities, and option contracts) pursuant to ASC 815 and ASC 825 that amounted to a net loss of $778,000 in the third quarter of fiscal 2019 as compared to a net loss of $844,000 in the same period last year. The fair-value adjustment on loans held for sale and derivative financial instruments is consistent with the Bank's mortgage banking activity and the volatility of mortgage interest rates. As of March 31, 2019, the fair value of derivative financial instruments pursuant to ASC 815 and ASC 825 was $951,000, compared to $2.9 million at June 30, 2018 and $2.8 million at March 31, 2018.

For the Nine Months Ended March 31, 2019 and 2018.  Total non-interest income decreased $6.1 million, or 35 percent, to $11.2 million for the nine months ended March 31, 2019 from $17.3 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $5.7 million, or 44 percent, to $7.1 million for the first nine months of fiscal 2019 from $12.8 million in the same period of fiscal 2018 reflecting the impact of a lower loan sale volume, partly offset by a higher average loan sale margin.  Total loan sale volume was $408.9 million in the first nine months ended March 31, 2019, down $506.5 million, or 55 percent, from $915.4 million in the comparable period last year.  The decrease in loan sale volume was attributable primarily to the winding down of the mortgage banking operations.  Refinance loans as a percentage of total loans originated by PBM during the first nine months of fiscal 2019 were 29 percent, down from 41 percent in the same period of fiscal 2018. Retail loans as a percentage of total loans originated for sale by PBM during the first nine months of fiscal 2019 were 64 percent, up from 56 percent in the same period of fiscal 2018. The average loan sale margin for PBM during the first nine months of fiscal 2019 was 1.73 percent, up 34 basis points from 1.39 percent for the same period of fiscal 2018.  The increase in the average loan sale margin was the result of a higher percentage of retail loan production (which generally has higher loan sale margins) versus wholesale loan production and maintaining pricing discipline throughout the period. The gain on sale of loans includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $1.9 million in the first nine months of fiscal 2019 as compared to a net loss of $2.2 million in the same period last year.

Non-Interest Expense:

For the Quarters Ended March 31, 2019 and 2018.  Total non-interest expense in the quarter ended March 31, 2019 was $13.0 million, an increase of $561,000, or five percent, as compared to $12.4 million in the quarter ended March 31, 2018. The increase was primarily a result of an increase in salaries and employee benefits expense.

Total salaries and employee benefits expense increased $484,000, or five percent, to $9.3 million in the third quarter of fiscal 2019 from $8.8 million in the same period of fiscal 2018.  The increase in salaries and employee benefits expense was primarily attributable to $1.5 million of one-time costs associated with staff reductions in mortgage banking operations and $674,000 in current costs associated with incentive compensation accruals, partly offset by lower variable compensation resulting from lower mortgage banking loan originations. Total loan originations and purchases (including loans originated and purchased for investment and loans originated for sale) decreased $114.8 million, or 43 percent, to $154.7 million in the third quarter of fiscal 2019 from $269.5 million in the comparable quarter of fiscal 2018. Total full-time equivalent employees in the mortgage banking division were 107 at March 31, 2019, down 47 percent from 200 at March 31, 2018.

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

On February 4, 2019, the Corporation announced that the Corporation's Board of Directors determined that it was in the long-term best interests of the Corporation to exit the operations of the Corporation's mortgage banking segment conducted through PBM. The Corporation estimates that it will incur one-time costs of approximately $3.6 million to $4.0 million to complete the exit during the remainder of fiscal 2019, which amounts include costs for severance, retention, personnel, premises, occupancy, depreciation, and costs related to termination of data processing and other contractual arrangements. As of March 31, 2019, the total one-time costs incurred were $1.6 million, comprised of $1.5 million in salaries and employee benefits expenses, $81,000 in premises and occupancy expenses, and $13,000 in equipment expenses.

For the Nine Months Ended March 31, 2019 and 2018.  Total non-interest expense in the nine months ended March 31, 2019 was $35.6 million, a decrease of $5.8 million or 14 percent, as compared to $41.4 million in the same period ended March 31, 2018.  The decrease was primarily due to decreases in salaries and employee benefits expense and in other non-interest expense.

Total salaries and employee benefits expense decreased $1.9 million, or seven percent, to $24.8 million in the first nine months of fiscal 2019 from $26.7 million in the same period of fiscal 2018.  The decrease was primarily attributable to lower incentive compensation costs and PBM staff reductions related to lower mortgage banking loan originations attributable to the winding down of the mortgage banking operations, partly offset by one-time costs associated with staff reductions in mortgage banking operations and incentive compensation accruals. Total loan originations and purchases (including loans originated and purchased for investment and loans originated for sale) decreased $500.0 million, or 47 percent, to $573.4 million in the first nine months of fiscal 2019 from $1.07 billion in the comparable period of fiscal 2018.

Total other non-interest expenses decreased $3.8 million, or 55 percent, to $3.1 million in the first nine months of fiscal 2019 from $6.9 million in the same period of fiscal 2018. The decrease in other non-interest expenses was primarily attributable to litigation settlement expense of $3.4 million in the first nine months of fiscal 2018, not replicated this current period.  No additional contingencies exist regarding these legal matters although the settlement agreements remain subject to court approval and other customary conditions. For additional information see Part II, Item 1, "Legal Proceedings."

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

For the Quarters Ended March 31, 2019 and 2018.  The Corporation's income tax benefit was $189,000 for the third quarter of fiscal 2019, in contrast to a $667,000 tax provision in the same quarter last year (an $856,000 difference). The decrease was attributable to loss before taxes and a lower federal income tax rate in the third quarter of fiscal 2019 in comparison to income before taxes in the same quarter last year. Since the Corporation has a fiscal year end of June 30th, the reduced federal corporate income tax rate from the Tax Act for fiscal 2018 was the result of the application of a blended federal statutory tax rate of 28.06%, and is a flat 21% federal corporate income tax rate for fiscal 2019 and thereafter. The effective income tax rate for the quarter ended March 31, 2019 and 2018 was 55.59% and 27.79%, respectively. The higher effective tax rate in the third quarter of fiscal 2019 was due primarily to tax benefits resulting from stock-based compensation activities. The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2019 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2019 and 2018.  The Corporation's provision for income taxes was $1.2 million for the first nine months of fiscal 2019, down 52 percent from the $2.5 million provision for income taxes in the same period last year. The decrease in the provision for income taxes was primarily attributable to the one-time, non-cash, net tax charge of $1.9 million from the net deferred tax assets revaluation and the reduction in the federal corporate income tax rate resulting from the Tax Act, partly offset by the higher income before taxes recorded in the second quarter of fiscal 2018.  The effective income tax rate for the nine months ended March 31, 2019 and 2018 was 25.42% and 77.56%, respectively. The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2019 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, remained unchanged at $6.1 million at both March 31, 2019 June 30, 2018. Non-performing loans as a percentage of loans held for investment at March 31, 2019 was 0.69%, up from 0.67% at June 30, 2018.  The non-performing loans at March 31, 2019 are comprised of 20 single-family loans ($5.3 million), one construction loan ($745,000) and one commercial business loan ($44,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of March 31, 2019, total restructured loans decreased $601,000, or 12 percent, to $4.6 million from $5.2 million at June 30, 2018.  At March 31, 2019 and June 30, 2018, $2.7 million and $3.4 million of these restructured loans were classified as non-performing, respectively.  As of March 31, 2019, $2.9 million, or 63 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $2.9 million, or 56 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2018.

There was no real estate owned at March 31, 2019 as compared to $906,000 at June 30, 2018 (two single-family properties located in California).

Non-performing assets, which includes non-performing loans and real estate owned, decreased $848,000 or 12 percent to $6.1 million or 0.55 percent of total assets at March 31, 2019 from $7.0 million or 0.59 percent of total assets at June 30, 2018. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Occasionally, the Corporation is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the first nine months of fiscal 2019, the Corporation repurchased five loans totaling $699,000, including two loans that were fully charged off ($25,000). In comparison, the Corporation repurchased two loans totaling $602,000 from investors during the first nine months of fiscal 2018. Additional repurchase requests may have been settled that did not result in the repurchase of the loan itself.  The primary reasons for honoring the repurchase requests are borrower fraud, undisclosed liabilities on borrower applications, and documentation, verification and appraisal disputes.  For the first nine months of fiscal 2019 and 2018, the Corporation recorded a $33,000 recovery and a $22,000 recovery from the recourse liability, respectively, and did not settle any claims.  As of March 31, 2019, the total recourse reserve for loans sold that are subject to repurchase decreased to $250,000, as compared to $283,000 at both June 30, 2018 and March 31, 2018.

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

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2019 and 2018:
	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2019	2018	2019	2018
(In Thousands)

Balance, beginning of the period	$250	$283	$283	$305
Recovery from recourse liability	—	—	(33)	(22)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$250	$283	$250	$283

A decline in real estate values subsequent to the time of origination of the Corporation's real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation's control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and national disasters particular to California where substantially all of the Corporation's real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were derived at the time of loan origination), the value of the real estate collateral securing the Corporation's loans as set forth in the table could be significantly overstated.  The Corporation's ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio ("LTV") on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated or overstated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline or improvement in real estate values that has occurred and the specific location and condition of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline or improvement in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation's single-family, first trust deed, mortgage loans held for investment as of March 31, 2019:
(Dollars In Thousands)	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
Interest only	$1,500	619	75%	1.21 years
Stated income (5)	$56,323	733	58%	13.33 years
FICO less than or equal to 660	$7,656	638	65%	8.22 years
Over 30-year amortization	$7,528	726	63%	13.63 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $2.9 million of "stated income," $300 of "FICO less than or equal to 660," and $214 of "over 30-year amortization" balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation's interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2019:
(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$1,500	—%	—%
Fully amortize between 1 year and 5 years	—	—%	—%
Fully amortize after 5 years	—	—%	—%
Total	$1,500	—%	—%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation's stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2019:
(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$55,616	4%	1%
Interest rate reset between 1 year and 5 years	—	—%	—%
Interest rate reset after 5 years	707	100%	—%
Total	$56,323	5%	1%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's single-family, first trust deed, mortgage loans held for investment, at March 31, 2019:
	Calendar Year of Origination
(Dollars In Thousands)	2011 & Prior	2012	2013	2014	2015	2016	2017	2018	YTD 2019	Total
Loan balance (in thousands)	$93,005	$1,937	$1,681	$5,127	$8,812	$28,554	$67,035	$81,516	$14,985	$302,652
Weighted-average LTV (1)	58%	53%	40%	62%	68%	63%	72%	70%	68%	65%
Weighted-average age (in years)	13.42	6.58	5.85	4.68	3.82	2.72	1.86	0.74	0.92	5.30
Weighted-average FICO (2)	730	757	758	754	746	752	739	743	769	741
Number of loans	347	10	18	16	13	56	104	140	26	730

Geographic breakdown (%)
Inland Empire	37%	17%	56%	33%	18%	26%	33%	42%	9%	34%
Southern California (3)	51%	52%	25%	38%	57%	34%	45%	50%	29%	47%
Other California (4)	11%	31%	19%	29%	25%	40%	22%	8%	62%	19%
Other States	1%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation's single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2019:
(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$100,266	3%	1%
Interest rate reset between 1 year and 5 years	130,090	—%	—%
Interest rate reset after 5 years	72,296	3%	—%
Total	$302,652	2%	—%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's multi-family loans held for investment, at March 31, 2019:
	Calendar Year of Origination
(Dollars In Thousands)	2011 & Prior	2012	2013	2014	2015	2016	2017	2018	YTD 2019	Total
Loan balance (in thousands)	$16,057	$9,816	$25,044	$49,349	$68,866	$110,780	$72,030	$76,332	$21,538	$449,812
Weighted-average LTV (1)	37%	48%	48%	49%	51%	47%	49%	45%	59%	48%
Weighted-average DCR (2)	1.75x	1.90x	1.83x	1.70x	1.67x	1.67x	1.67x	1.57x	1.47x	1.66x
Weighted-average age (in years)	13.02	6.54	5.63	4.74	3.70	2.75	1.81	0.83	0.07	3.12
Weighted-average FICO (3)	727	745	767	768	753	762	751	757	750	756
Number of loans	40	13	44	74	114	136	116	93	25	655

Geographic breakdown (%)
Inland Empire	34%	—%	41%	16%	18%	11%	17%	12%	10%	16%
Southern California (4)	56%	78%	46%	50%	60%	61%	64%	68%	68%	61%
Other California (5)	8%	22%	13%	34%	22%	28%	19%	20%	22%	23%
Other States	2%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio ("DCR") at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation's multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2019:
(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$132,835	—%	—%	7%
Interest rate reset or mature between 1 year and 5 years	302,422	—%	—%	1%
Interest rate reset or mature after 5 years	14,555	—%	—%	—%
Total	$449,812	—%	—%	3%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation's commercial real estate loans held for investment, at March 31, 2019:
	Calendar Year of Origination
(Dollars In Thousands)	2011 & Prior	2012	2013	2014	2015	2016	2017	2018	YTD 2019	Total (5)(6)
Loan balance (in thousands)	$537	$9,373	$7,679	$18,237	$19,278	$15,791	$19,366	$19,900	$5,194	$115,355
Weighted-average LTV (1)	36%	44%	48%	42%	39%	47%	42%	44%	42%	43%
Weighted-average DCR (2)	1.38x	1.98x	1.65x	1.96x	1.8x	1.57x	1.82x	1.61x	1.45x	1.75x
Weighted-average age (in years)	10.09	6.48	5.71	4.59	3.69	2.86	1.61	0.79	0.11	3.10
Weighted-average FICO (2)	711	742	767	753	757	758	773	754	738	757
Number of loans	4	7	12	22	25	22	23	29	6	150

Geographic breakdown (%):
Inland Empire	69%	78%	27%	41%	31%	11%	26%	10%	—%	28%
Southern California (3)	31%	22%	45%	44%	32%	65%	52%	55%	81%	48%
Other California (4)	—%	—%	28%	15%	37%	24%	22%	35%	19%	24%
Other States	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio derived by dividing the current loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $47.2 million in Mixed Use; $20.7 million in Office; $19.9 million in Retail; $8.6 million in Mobile Home Parks; $7.7 million in Warehouse; $4.3 million in Medical/Dental Office; $2.7 million in Mini-Storage; $1.7 million in Restaurant/Fast Food; $1.5 million in Light Industrial/Manufacturing and $1.1 million in Automotive – Non Gasoline.

(6)	Consisting of $108.9 million or 94.4 percent in investment properties and $6.5 million or 5.6 percent in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation's commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2019:
(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$45,699	—%	—%	83%
Interest rate reset or mature between 1 year and 5 years	69,656	—%	—%	90%
Interest rate reset or mature after 5 years	—	—%	—%	—%
Total	$115,355	—%	—%	87%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Corporation's non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:
(In Thousands)	At March 31, 2019	At June 30, 2018
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$2,657	$2,665
Construction	745	—
Total	3,402	2,665

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,669	3,328
Commercial business loans	44	64
Total	2,713	3,392

Total non-performing loans	6,115	6,057

Real estate owned, net	—	906
Total non-performing assets	$6,115	$6,963

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.69%	0.67%

Non-performing loans as a percentage of total assets	0.55%	0.52%

Non-performing assets as a percentage of total assets	0.55%	0.59%

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the calendar year of origination as of March 31, 2019:
	Calendar Year of Origination
(In Thousands)	2011 & Prior	2012	2013	2014	2015	2016	2017	2018	YTD 2019	Total
Mortgage loans:
Single-family	$3,775	$84	$—	$—	$—	$—	$1,467	$—	$—	$5,326
Construction	—	—	—	—	—	—	—	745	—	745
Commercial business loans	44	—	—	—	—	—	—	—	—	44
Total	$3,819	$84	$—	$—	$—	$—	$1,467	$745	$—	$6,115

The following table describes the non-performing loans, net of allowance for loan losses and fair value adjustments, by the geographic location as of March 31, 2019:
(In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$1,892	$2,110	$1,324	$—	$5,326
Construction	—	745	—	—	745
Commercial business loans	44	—	—	—	44
Total	$1,936	$2,855	$1,324	$—	$6,115

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned at the dates indicated:
	At March 31, 2019		At June 30, 2018
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$3,347	12	$2,584	8
Multi-family	3,885	3	3,947	3
Commercial real estate	—	—	940	1
Total special mention loans	7,232	15	7,471	12

Substandard loans:
Mortgage loans:
Single-family	6,751	23	7,391	24
Construction	745	1	—	—
Commercial business loans	44	1	64	1
Total substandard loans	7,540	25	7,455	25

Total classified loans	14,772	40	14,926	37

Real estate owned:
Single-family	—	—	906	2
Total real estate owned	—	—	906	2

Total classified assets	$14,772	40	$15,832	39

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated:
	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2019	2018	2019	2018
Loans originated for sale:
Retail originations	$72,353	$129,816	$287,399	$526,904
Wholesale originations	38,353	90,377	166,045	417,445
Total loans originated for sale (1)	110,706	220,193	453,444	944,349

Loans sold:
Servicing released	(134,264)	(220,532)	(510,798)	(945,715)
Servicing retained	(2,409)	(5,326)	(5,193)	(22,574)
Total loans sold (2)	(136,673)	(225,858)	(515,991)	(968,289)

Loans originated for investment:
Mortgage loans:
Single-family	6,862	22,665	48,258	62,363
Multi-family	9,523	18,612	27,678	40,279
Commercial real estate	4,040	5,930	12,520	18,900
Construction	1,970	2,050	5,313	4,459
Consumer loans	—	—	—	3
Total loans originated for investment (3)	22,395	49,257	93,769	126,004

Loans purchased for investment:
Mortgage loans:
Single-family	8,426	—	8,426	—
Multi-family	12,023	—	16,645	2,241
Commercial real estate	1,157	—	1,157	868
Total loans purchased for investment (3)	21,606	—	26,228	3,109

Mortgage loan principal payments	(36,456)	(43,163)	(140,548)	(143,914)
Real estate acquired in settlement of loans	—	(959)	—	(1,659)
(Decrease) increase in other items, net (4)	(499)	1,955	(1,831)	2,923

Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(18,921)	$1,425	$(84,929)	$(37,477)

(1)	Includes PBM loans originated for sale during the quarters and nine months ended March 31, 2019 and 2018 totaling $110.7 million, $220.2 million, $453.4 million and $944.3 million, respectively.
(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2019 and 2018 totaling $136.7 million, $225.9 million, $516.0 million and $968.3 million, respectively.
(3)
Includes PBM loans originated and purchased for investment during the quarters and nine months ended March 31, 2019 and 2018 totaling $4.0 million, $20.6 million, $44.0 million and $58.4 million, respectively.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2019 and 2018, the Corporation originated and purchased $573.4 million and $1.07 billion of loans, respectively.  The total loans sold in the first nine months of fiscal 2019 and 2018 were $516.0 million and $968.3 million, respectively.  At March 31, 2019, the Corporation had loan origination commitments totaling $16.6 million, undisbursed lines of credit totaling $1.4 million and undisbursed construction loan funds totaling $6.1 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation's primary financing activity is gathering deposits.  During the first nine months of fiscal 2019, the net decrease in deposits was $30.7 million or three percent, primarily due to non-renewing scheduled maturities in time deposits. The decrease in time deposits was consistent with the Corporation's operating strategy. Time deposits decreased $27.4 million, or 12 percent, to $210.2 million at March 31, 2019 from $237.6 million at June 30, 2018.  At March 31, 2019, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $93.5 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $22.8 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2019, total cash and cash equivalents were $61.5 million, or five percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2019, total borrowings were $101.1 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $280.9 million and the remaining available collateral was $485.7 million. In addition, the Bank has secured an $80.5 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $85.6 million.  As of March 31, 2019, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2019 which the Bank intends to renew upon maturity.  The Bank had no advances under its correspondent bank or discount window facility as of March 31, 2019.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2019 increased to 22.6 percent from 14.9 percent for the quarter ended June 30, 2018.

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

At March 31, 2019, the Bank exceeded all regulatory capital requirements.  The Bank was categorized "well-capitalized" at March 31, 2019 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Provident Financial Holdings, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2019, Provident Financial Holdings, Inc. would have exceeded all regulatory capital requirements.  The regulatory capital ratios calculated for Provident Financial Holdings, Inc. at March 31, 2019 were 10.81% for Tier 1 leverage-based capital, 18.32% for Tier 1 risk-based capital, 19.42% for total risk-based capital, and 18.32% for common equity Tier 1 ("CET1") capital ratio.

The Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes(1)		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of March 31, 2019
Tier 1 leverage capital (to adjusted average assets)	$113,906	10.17%	$44,779	4.00%	$55,974	5.00%
CET1 capital (to risk-weighted assets)	$113,906	17.24%	$46,240	7.00%	$42,937	6.50%
Tier 1 capital (to risk-weighted assets)	$113,906	17.24%	$56,148	8.50%	$52,845	8.00%
Total capital (to risk-weighted assets)	$121,137	18.34%	$69,359	10.50%	$66,057	10.00%

As of June 30, 2018
Tier 1 leverage capital (to adjusted average assets)	$116,369	9.96%	$46,716	4.00%	$58,394	5.00%
CET1 capital (to risk-weighted assets)	$116,369	16.81%	$44,125	6.38%	$44,990	6.50%
Tier 1 capital (to risk-weighted assets)	$116,369	16.81%	$54,507	7.88%	$55,372	8.00%
Total capital (to risk-weighted assets)	$123,911	17.90%	$68,350	9.88%	$69,215	10.00%
(1)
The dollar amounts and ratios include the capital conservation buffer of 2.50% and 1.875% of risk-weighted assets at March 31, 2019 and June 30, 2018, respectively, except the Tier 1 leverage capital dollar amounts and ratios.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of March 31, 2019, the Bank's capital conservation buffer was 10.34% as filed in the Call Report with the OCC.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first nine months of fiscal 2019, the Bank paid a cash dividend of $7.5 million to the Corporation; while the Corporation paid $3.1 million of cash dividends to its shareholders.

Supplemental Information
	At March 31, 2019	At June 30, 2018	At March 31, 2018

Loans serviced for others (in thousands)	$123,049	$128,409	$128,060

Book value per share	$16.17	$16.23	$16.16

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value ("NPV") over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -200, -100, +100, +200 and +300 basis points ("bp") with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 2.50 percent making an immediate change of -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2019 (dollars in thousands).
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)
+300bp	$221,787	$98,304	$1,210,431	18.32%	+740bp
+200bp	$192,959	$69,476	$1,187,516	16.25%	+533bp
+100bp	$159,617	$36,134	$1,160,287	13.76%	+284bp
0bp	$123,483	$—	$1,130,483	10.92%	0bp
-100bp	$113,761	$(9,722	$1,121,186	10.15%	-77bp
-200bp	$127,904	$4,421	$1,135,758	11.26%	+34bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2019 ("base case").
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2019 and June 30, 2018.
	At March 31, 2019	At June 30, 2018
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	10.92%	10.24%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.15%	9.62%
Sensitivity Measure: Change in NPV Ratio	-77 bp	-62 bp

The pre-shock NPV ratio increased 68 basis points to 10.92 percent at March 31, 2019 from 10.24 percent at June 30, 2018 and the post-shock NPV ratio increased 53 basis points to 10.15 percent at March 31, 2019 from 9.62 percent at June 30, 2018.  The increase of the NPV ratios was primarily attributable to net income in the first nine months of fiscal 2019 and a higher net valuation of total assets in comparison to total liabilities, partly offset by a $7.5 million cash dividend distribution from the Bank to Provident Financial Holdings, Inc. in September 2018.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of March 31, 2019:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of March 31, 2019
(Dollars In Thousands)	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$54,980	$—	$—	$6,478	$61,458
Investment securities	34,768	200	—	73,836	108,804
Loans held for investment	272,770	233,125	284,781	92,878	883,554
Loans held for sale	30,500	—	—	—	30,500
FHLB - San Francisco stock	8,199	—	—	—	8,199
Other assets	3,387	—	—	23,493	26,880
Total assets	404,604	233,325	284,781	196,685	1,119,395

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	90,875	90,875
Checking deposits - interest bearing	40,447	80,894	80,894	67,413	269,648
Savings deposits	54,394	108,788	108,789	—	271,971
Money market deposits	17,115	17,114	—	—	34,229
Time deposits	116,331	69,668	23,446	716	210,161
Borrowings	—	41,121	40,000	20,000	101,121
Other liabilities	335	—	—	19,846	20,181
Stockholders' equity	—	—	—	121,209	121,209
Total liabilities and stockholders' equity	228,622	317,585	253,129	320,059	1,119,395

Repricing gap positive (negative)	$175,982	$(84,260)	$31,652	$(123,374)	$—
Cumulative repricing gap:
Dollar amount	$175,982	$91,722	$123,374	$—	$—
Percent of total assets	16%	8%	11%	—%	—%

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

•	The Corporation's current balance sheet and repricing characteristics;
•	Forecasted balance sheet growth consistent with the business plan;
•	Current interest rates and yield curves and management estimates of projected interest rates;
•	Embedded options, interest rate floors, periodic caps and lifetime caps;
•	Repricing characteristics for market rate sensitive instruments;
•	Loan, investment, deposit and borrowing cash flows;
•	Loan prepayment estimates for each type of loan; and
•	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 and 200 basis points.

The following table describes the results of the analysis at March 31, 2019 and June 30, 2018.
At March 31, 2019		At June 30, 2018
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	6.50%	+300 bp	6.83%
+200 bp	6.04%	+200 bp	5.73%
+100 bp	5.00%	+100 bp	4.53%
-100 bp	(5.86)%	-100 bp	(3.98)%
-200 bp	(12.21)%	-200 bp	(10.61)%

At March 31, 2019 and June 30, 2018, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation's disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of March 31, 2019 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes in the legal proceedings previously disclosed in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018, except as follows.

On November 13, 2018, the presiding Court approved the motion for final approval of the settlement agreement in the two class and collective action lawsuits filed by Gina McKeen-Chaplin and Neal, respectively, against the Bank.  The settlement funds have been distributed to the plaintiffs and plaintiff's counsel consistent with the settlement agreements.  On April 8, 2019, the presiding Court signed an order closing and dismissing the cases.

On December 20, 2018, counsel in the lawsuit known as Cannon vs. the Bank filed a Motion for Preliminary Approval of the Settlement in the California Superior Court for the County of San Bernardino. On April 12, 2019, this Court granted preliminary approval of the settlement and set a tentative date for a hearing on final approval for July 24, 2019, which presumes the notice and claim process will be completed by then.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2018.

The discontinuation of our mortgage banking segment could adversely affect our results of operations.

On February 4, 2019, we announced the discontinuation of our mortgage banking segment conducted through Provident Bank Mortgage, a division of Provident Savings Bank, F.S.B. by June 30, 2019. As a result, we expect to incur one-time costs of approximately $3.6 million to $4.0 million during the remainder of fiscal 2019. It may take longer than we expect to complete the winding down of this business and we may incur costs that exceed our estimated costs. Although we anticipate the elimination of quarterly pre-tax losses from the mortgage banking segment and further anticipate increases in our pre-tax income of $1.2 million per quarter as a result of the discontinuation of the mortgage banking business, no assurance can be given as to when or whether we will realize these benefits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation's purchases of its equity securities for the third quarter of fiscal 2019.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2019	—	$—	—	373,000
February 1 – 28, 2019	11,941	$18.69	11,941	361,059
March 1 – 31, 2019	11,807	$20.05	11,807	349,252
Total	23,748	$19.36	23,748	349,252

(1)	Represents the remaining shares available for future purchases under the April 2018 stock repurchase plan.

During the quarter and nine months ended March 31, 2019, the Corporation purchased 23,748 shares of the Corporation's common stock at an average cost of $19.36 per share. As of March 31, 2019, a total of 23,748 shares or six percent of the shares authorized in the April 2018 stock repurchase plan have been purchased at an average cost of $19.36 per share, leaving 349,252 shares available for future purchases. During the quarter ended March 31, 2019, the Corporation issued 11,250 shares of common stock consistent the exercise of certain stock options and 3,000 shares of restricted common stock vested. The Company did not purchase any shares from recipients to fund their withholding tax obligations in the third quarter of fiscal 2019. For the nine months ended March 31, 2019, the Corporation issued 31,250 shares of common stock consistent with the exercise of certain stock options and 89,500 shares of restricted common stock vested. The Company purchased 21,071 shares at an average price of $18.28 per share from recipients to fund their withholding tax obligations in the first nine months of fiscal 2019. During the quarter and nine months ended March 31, 2019, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders' Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 9, 2019	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders' Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.