Form 10-K
period 2019-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2019-08-30
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 2019            OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28304
PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0704889
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:   (951) 686-6060
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $.01 per share	Trading Symbol(s) PROV	Name of each exchange on which registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes  [X] No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes  [X]  No

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). [  ] Yes   [X] No
The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2018, was $105.7 million.  As of August 23, 2019, there were 7,480,563 shares of the Registrant’s common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2019 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB").  At June 30, 2019, the Corporation had consolidated total assets of $1.08 billion, total deposits of $841.3 million and stockholders’ equity of $120.6 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank.

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

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California.  The Bank conducts its business operations as Provident Bank, and through its subsidiary, Provident Financial Corp.  The business activities of the Bank consist of community banking, investment services and trustee services for real estate transactions.

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  Additional business activities have included originating saleable single-family loans, primarily fixed-rate first mortgages.  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment.  For additional information, see “Subsidiary Activities” in this Form 10-K.  The activities of Provident Financial Corp are included in the Bank's operating segment results.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The
Bank contributed $40,000 to the Foundation in both fiscal 2019 and 2018.

Subsequent Event:

On July 30, 2019, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on August 20, 2019 are entitled to receive the cash dividend, payable on September 10, 2019.

Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits. The Bank is the largest independent community bank headquartered in Riverside County and it has the ninth largest deposit market share of all banks and the second largest of community banks in Riverside County.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to the 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  According to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, the unemployment rate in the Inland Empire in June 2019 was 4.3%, compared to 4.2% in California and 3.7% nationwide, an improvement compared to the unemployment data reported in June 2018, which was 4.7% in the Inland Empire, 4.2% in California and 4.0% nationwide.

In 2019, it has been forecast that the Inland Empire will continue the expansion underway since 2011. Through December 31, 2018, there have been 352,208 jobs created. The 2019 gain is forecast at another 38,200 jobs, up 2.52%. If this occurs, a total of 390,408 local jobs will have been created from 2011-2019 taking the Inland Empire area to 1,556,857 positions. That would be 250,192 jobs or 19.1% above the pre-recession high of 1,306,342 in 2007. Unemployment is forecasted to stay at 4.2% in 2019. Importantly among California’s metropolitan areas, the Inland Empire’s 2018 growth of 49,308 jobs ranked second, somewhat below job growth in Los Angeles (60,908) and well above job growth in San Francisco (33,067), San Diego (32,500), Orange County (32,133), Silicon Valley (20,333) and the East Bay (20,550). Its 3.36% job growth rate led the state ahead of San Francisco’s job growth of 2.97% (Source: Inland Empire Quarterly Economic Reports - April 2019).

After rebounding in May 2019, California home sales fell below the benchmark 400,000 units in June 2019 as sales declined from both the previous month and year, according to the California Association of Realtors (“C.A.R.”). Closed escrow sales of existing, single-family detached homes in California totaled a seasonally adjusted annualized rate of 389,690 units in June 2019, according to information collected by C.A.R. from more than 90 local Realtor associations and MLSs statewide. The statewide annualized sales figure represents what would be the total number of homes sold during 2019 if sales maintained the June 2019 pace throughout the year. It is adjusted to account for seasonal factors that typically influence home sales. June 2019’s sales figure was down 4.2 percent from the 406,960 units in May 2019 and down 5.1 percent from 410,800 home sales in June 2018. Sales have been under the benchmark for 10 of the past 11 months. While the median price set another record in June 2019, the increase was tempered. June 2019’s median price was $611,420, essentially unchanged from $611,190 in May 2019 and up 1.4 percent from $602,770 in June 2018 (Source: California Association of Realtors – July 17, 2019 News Release).

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

Personnel
As of June 30, 2019, the Bank had 187 full-time equivalent employees, which consisted of 138 full-time, 49 prime-time and no part-time employees.  The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

Reportable Segments

Management monitors the revenue and expense components of the various products and services the Bank offers, but operations are managed and financial performance is evaluated on a Corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in Note 18 to the Corporation’s audited consolidated financial statements included in Item 8 of this Form 10-K.

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

Lending Activities

General.  The lending activity of the Bank is comprised of the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment.  Additional lending activities have included originating saleable single-family loans, primarily fixed-rate first mortgages. The Bank’s net loans held for investment were $879.9 million at June 30, 2019, representing 81.1% of consolidated total assets.  This compares to $902.7 million, or 76.8% of consolidated total assets, at June 30, 2018.

At June 30, 2019, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $18.3 million, or 15% of the Bank’s unimpaired capital and surplus.  At June 30, 2019, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2019 consisted of: one commercial real estate loan totaling $5.8 million to one group of borrowers; two multi-family loans totaling $4.6 million to one group of borrowers; two single-family loans totaling $4.5 million to one group of borrowers; one multi-family and one commercial real estate loan totaling $4.4 million to one group of borrowers; and one commercial real estate loan totaling $4.3 million to one group of borrowers.  The real estate collateral for these loans is located in Southern California.  At June 30, 2019, all of these loans were performing in accordance with their repayment terms.

On February 4, 2019, the Corporation announced that it was in the best interests of the Corporation to scale back the saleable single-family mortgage loan originations and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations and purchases. For additional information, see “Loan Originations” and “Critical Accounting Policies” in this Form 10-K.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:
	At June 30,
	2019		2018		2017		2016		2015
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$324,952	36.87%	$314,808	34.80%	$322,197	35.51%	$324,497	38.44%	$365,961	44.65%
Multi-family	439,041	49.81	476,008	52.63	479,959	52.89	415,627	49.23	347,020	42.34
Commercial real estate	111,928	12.70	109,726	12.13	97,562	10.75	99,528	11.79	100,897	12.31
Construction	4,638	0.53	3,174	0.35	6,994	0.77	3,395	0.40	4,831	0.59
Other	167	0.02	167	0.02	—	—	332	0.04	—	—
Total mortgage loans	880,726	99.93	903,883	99.93	906,712	99.92	843,379	99.90	818,709	99.89

Commercial business loans	478	0.05	500	0.06	576	0.07	636	0.08	666	0.08
Consumer loans	134	0.02	109	0.01	129	0.01	203	0.02	244	0.03
Total loans held for investment, gross	881,338	100.00%	904,492	100.00%	907,417	100.00%	844,218	100.00%	819,619	100.00%

Advance payments of escrows	53		18		61		56		199
Deferred loan costs, net	5,610		5,560		5,480		4,418		3,140
Allowance for loan losses	(7,076)		(7,385)		(8,039)		(8,670)		(8,724)
Total loans held for investment, net	$879,925		$902,685		$904,919		$840,022		$814,234

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2019 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

Mortgage loans:
Single-family	$1,500	$251	$2,012	$4,687	$316,502	$324,952
Multi-family	183	604	2,182	6,970	429,102	439,041
Commercial real estate	153	2,194	11,335	83,111	15,135	111,928
Construction	3,705	522	—	—	411	4,638
Other	167	—	—	—	—	167
Commercial business loans	74	50	68	—	286	478
Consumer loans	134	—	—	—	—	134
Total loans held for investment, gross	$5,916	$3,621	$15,597	$94,768	$761,436	$881,338

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2020 which have fixed and floating or adjustable interest rates:
(Dollars In Thousands)	Fixed-Rate	%(1)	Floating or Adjustable Rate	%(1)

Mortgage loans:
Single-family	$12,116	4%	$311,336	96%
Multi-family	187	—%	438,671	100%
Commercial real estate	449	—%	111,326	100%
Construction	—	—%	933	100%
Commercial business loans	354	88%	50	12%
Total loans held for investment, gross	$13,106	1%	$862,316	99%

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

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2019 and 2018, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2019:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$104,967	33%	$146,963	45%	$71,997	22%	$1,025	—%	$324,952	100%
Multi-family	70,241	16%	272,282	62%	96,192	22%	326	—%	439,041	100%
Commercial real estate	30,551	27%	54,010	48%	27,367	25%	—	—%	111,928	100%
Construction	525	11%	3,579	77%	534	12%	—	—%	4,638	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$206,284	24%	$476,834	54%	$196,257	22%	$1,351	—%	$880,726	100%

(1)	Other than the Inland Empire.

As of June 30, 2018:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$110,510	35%	$149,261	48%	$53,960	17%	$1,077	—%	$314,808	100%
Multi-family	76,473	16%	287,174	60%	109,684	23%	2,677	1%	476,008	100%
Commercial real estate	32,224	29%	47,903	44%	29,599	27%	—	—%	109,726	100%
Construction	208	3%	6,763	90%	505	7%	—	—%	7,476	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$219,415	24%	$491,101	54%	$193,915	21%	$3,754	1%	$908,185	100%

(1)	Other than the Inland Empire.

Single-Family Mortgage Loans.  One of the Bank’s primary lending activity is the origination and purchase of adjustable rate mortgage loans to be held for investment secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and surrounding areas in Southern and Northern California.  During fiscal 2019 the Bank originated $55.4 million and purchased $33.3 million of single-family loans to be held for investment, all of which were underwritten in accordance with the Bank’s origination guidelines. This compares to loan originations of $90.4 million and no loan purchases during fiscal 2018. Additional lending activities have included originating saleable single-family loans, primarily fixed-rate first mortgages. At June 30, 2019, total single-family loans held for investment increased slightly to $325.0 million, or 36.9% of the total loans held for investment, from $314.8 million, or 34.8% of the total loans held for investment, at June 30, 2018.  The slight increase in the single-family loans in fiscal 2019 was primarily attributable to new loans originated and purchased for investment, partly offset by loan principal payments. During fiscal 2019, the Bank had net recoveries of $167,000 in non-performing single-family loans, as compared to net charge-offs of $114,000 during fiscal 2018.  At June 30, 2019 and 2018, total non-performing single-family loans were $5.2 million and $6.0 million, net of allowances and charge-offs, respectively, and $660,000 and $804,000 were past due 30 to 89 days, respectively.

The Bank has underwriting standards that require verified documentation of income and assets from borrowers and our underwriting generally conforms to agency mandated credit score requirements.  Generally, mortgage insurance is required on all loans exceeding 80% loan-to-value based on the lower of purchase price or appraised value at the time of loan origination.  Loan-to-value (“LTV”) is the ratio derived by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral.  The maximum allowable loan-to-value is 97% on a purchase transaction for conventional financing with mortgage insurance and 96.5% loan-to-value for FHA financing with mortgage insurance.  Second home purchases and rate and term refinance transactions are capped at 90% loan-to-value with mortgage insurance.  Non-owner occupied purchase and rate and term refinance transactions are capped at 80% loan-to-value while non-owner occupied refinance cash-out transactions are capped at 75% loan-to-value.  We manage our underwriting standards, loan-to-value ratios and credit standards to the currently required agency and investor policies and guidelines.  These standards may change at any time, given changes in real estate market conditions, secondary mortgage market requirements and changes to investor policies and guidelines.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 80% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2019, home equity loans amounted to $11.0 million or 3.4% of single-family loans held for investment, as compared to $14.1 million or 4.5% of single-family loans held for investment at June 30, 2018.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to ten years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes: the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have five or seven-year fixed periods prior to the first adjustment (“5/1 or 7/1 hybrids”) and provide for fully amortizing loan payments throughout the term of the loan.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

Prior to fiscal 2009, the Bank offered stated income single-family mortgage loans.  As of June 30, 2019 and 2018, the outstanding balance of the stated income single-family mortgage loans was $52.6 million and $72.0 million, respectively, of which $2.1 million and $3.7 million, respectively were non-performing, while $660,000 were 30-89 days delinquent at June 30, 2019 and none were 30-89 days delinquent at June 30, 2018.

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

The retention of ARM loans, rather than fixed-rate loans, helps to reduce the Bank’s exposure to changes in interest rates.  There is, however, unquantifiable credit risk resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates.  It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower.  Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing.  Because of these characteristics, ARM loans are subject to increased risks of default or delinquency.  Additionally, while ARM loans allow the Bank to decrease the sensitivity of its assets as a result of changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

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

A decline in real estate values subsequent to the time of origination of real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, housing supply and demand, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2019, multi-family mortgage loans were $439.0 million and commercial real estate loans were $111.9 million, or 49.8% and 12.7%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $476.0 million and commercial real estate loans of $109.7 million, or 52.6% and 12.1%, respectively, of loans held for investment at June 30, 2018.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2019 the Bank originated $57.6 million and purchased $17.8 million of multi-family and commercial real estate loans, all of which were underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $91.1 million and loan purchases of $13.5 million during fiscal 2018.  At June 30, 2019, the Bank had 644 multi-family and 146 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 1/1, 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 1/1, 3/1 and 5/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to period interest rate caps and life-of-loan interest rate caps.  At June 30, 2019, $413.8 million, or 94.3%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial buildings, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Alameda, Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco and Santa Clara counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $6.0 million.  At June 30, 2019, the Bank had 52 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $117.6 million.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  During both fiscal 2019 and 2018, the Bank had no charge-offs or recoveries on non-performing multi-family and commercial real estate loans.  At June 30, 2019 or 2018, there were no non-performing multi-family and commercial real estate loans and none were past due 30 to 89 days.  Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

Construction Mortgage Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  During fiscal 2019 and 2018, the Bank originated a total of $7.2 million and $4.7 million of construction loans (including undisbursed loan funds), respectively.  As of June 30, 2019 and 2018, the Bank had short-term construction loans totaling $4.2 million and $3.2 million, respectively, and construction/permanent loans totaling $410,000 and $0, respectively, net of undisbursed loan funds of $6.6 million and $4.3 million, respectively.

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction.  Additionally, from time to time, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction.  At June 30, 2019, lot loans totaled $167,000. The Bank provides construction financing for single-family, multi-family and commercial real estate properties.  Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence.  Custom construction loans are generally originated for a term of 12 to 18 months, with fixed interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 75% of the appraised value of the completed property.  The owner secures long-term permanent financing at the completion of construction. At June 30, 2019, there were two custom single-family construction loans totaling $1.7 million with $1.2 million of undisbursed funds. This compares to June 30, 2018 when the Bank had two custom single-family construction loans totaling $1.6 million with $916,000 of undisbursed funds.

The Bank makes tract construction loans to subdivision builders.  These subdivisions are usually financed and built in phases.  A thorough analysis of market trends and demand within the area are reviewed for feasibility.  Tract construction may include the building and financing of model homes under a separate loan.  The terms for tract construction loans are generally 12 months with interest rates fixed at a margin above the prime lending rate.  At June 30, 2019, there were no tract construction loans.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified during or after the construction period.  The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified.  At June 30, 2019, there was one single-family speculative construction loan of $716,000 with $529,000 of undisbursed funds. This compares to June 30, 2018 when the Bank  had two single-family speculative construction loans totaling $1.1 million with $122,000 of undisbursed funds.

Construction/permanent loans automatically roll from the construction to the permanent phase.  The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property.  At June 30, 2019, there was $410,000 of construction/permanent loans and there were no construction/permanent loans at June 30, 2018.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans.  The Bank’s Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President – Single-Family Division and Vice President - Loan Administration, approves all construction loans over $1.0 million.  Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro-forma data and assumptions on the project.  In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder.  The Bank obtains credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project.  In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

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

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans.  Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures.  The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.  In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment. During fiscal 2019, the Bank had no charge-offs or recoveries, but had one loan totaling $971,000 that was non-performing and no loans were 30-89 days delinquent at June 30, 2019. During fiscal 2018, the Bank had no charge-offs or recoveries and no loans were non-performing or 30-89 days delinquent at June 30, 2018.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loans and loan participations, with collateral primarily in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  The Bank purchased $51.1 million of loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2019, compared to $13.5 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2018.  As of June 30, 2019, total loans serviced by other financial institutions were $33.9 million, as compared to $20.5 million at June 30, 2018.  As of June 30, 2019, all loans serviced by others were performing according to their contractual payment terms.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any participation loans in fiscal 2019 or fiscal 2018.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2019, commercial business loans were $478,000, or 0.1% of loans held for investment, a decrease of $22,000, or 4%, during fiscal 2019 from $500,000, or 0.1% of loans held for investment at June 30, 2018.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2019 and 2018, the Bank had $41,000 and $64,000 of non-performing commercial business loans, respectively, net of allowances and charge-offs.  During fiscal 2019 or 2018, the Bank had no charge-offs or recoveries on commercial business loans.

Consumer Loans.  At June 30, 2019 and 2018, the Bank’s consumer loans were $134,000 and $109,000, respectively, or less than 0.1% of the Bank’s loans held for investment at these dates.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2019 and 2018 were $0 and $3,000, respectively.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no non-performing consumer loans at June 30, 2019 and 2018.  During fiscal 2019, the Bank had $1,000 of net charge-offs on consumer loans, as compared to net charge-offs of $4,000 during fiscal 2018.

Loans Originations, Purchases, Sales and Repayments

The Bank’s saleable single-family loans are generally underwritten and documented in accordance with guidelines established by institutional loan buyers, Freddie Mac, Fannie Mae and the Federal Housing Administration (“FHA”) (collectively, “the secondary market”).  All conforming agency loans are generally underwritten and documented in accordance with the guidelines established by these secondary market purchasers, as well as the Department of Housing and Urban Development (“HUD”), FHA and the Veterans’ Administration (“VA”).  Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an institutional investor’s criteria).  Non-conforming loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The non-conforming loans may be underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices.

Mortgage loans are originated for both investment and sale to the secondary market.  The Corporation is primarily a single-family ARM lender for its own portfolio. Prior to scaling back originations of saleable single-family fixed-rate mortgage loans during fiscal 2019, a large amount of single-family fixed-rate mortgage loans were originated for sale to institutional investors. Mortgage loans sold to investors generally are sold without recourse other than standard representations and warranties.  Generally, mortgage loans sold to Fannie Mae and Freddie Mac are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of FHA and VA loans used to form Government National Mortgage Association pools, which are subject to limitations on the FHA’s and VA’s loan guarantees. For additional information, see Note 1 of the Notes to Consolidated Financial Statements, “Organization and Summary of Significant Accounting Policies,” under the subheading “Loans originated and held for sale.”

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2019	2018	2017

Loans originated and purchased for sale:
Retail originations	$296,992	$679,504	$997,142
Wholesale originations	170,102	506,492	915,896
Total loans originated and purchased for sale	467,094	1,185,996	1,913,038

Loans sold:
Servicing released	(551,754)	(1,174,618)	(1,935,349)
Servicing retained	(7,196)	(27,566)	(38,250)
Total loans sold	(558,950)	(1,202,184)	(1,973,599)

Loans originated for investment:
Mortgage loans:
Single-family	55,410	90,434	80,280
Multi-family	42,191	66,355	87,511
Commercial real estate	15,402	24,749	11,989
Construction	7,159	4,667	12,123
Other	—	167	—
Commercial business loans	—	—	45
Consumer loans	—	4	1
Total loans originated for investment	120,162	186,376	191,949

Loans purchased for investment:
Mortgage loans:
Single-family	33,256	—	19,516
Multi-family	16,645	12,654	42,188
Commercial real estate	1,157	868	—
Total loans purchased for investment	51,058	13,522	61,704

Loan principal repayments	(195,386)	(208,503)	(196,993)
Real estate acquired in the settlement of loans	—	(2,171)	(1,845)
(Decrease) increase in other items, net(1)	(3,036)	4,480	(2,267)
Net decrease in loans held for investment and loans held for sale at fair value	$(119,058)	$(22,484)	$(8,013)

(1)
Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, fair value of loans held for sale, advance payments of escrows and repurchases.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2019, the Bank was servicing $120.2 million of loans for others, a 6% decrease from $128.4 million at June 30, 2018.  The decrease was primarily attributable to loan prepayments, partly offset by loans sold with servicing retained during fiscal 2019.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2019 and 2018, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 23.86% and 13.42%, respectively, and a weighted-average discount rate of 9.11% and 9.11%, respectively.  The required impairment reserve against servicing assets at June 30, 2019 and 2018 was $298,000 and $82,000, respectively.  In aggregate, servicing assets had a carrying value of $925,000 and a fair value of $627,000 at June 30, 2019, compared to a carrying value of $998,000 and a fair value of $1.0 million at June 30, 2018.

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any:
	At June 30,
	2019				2018				2017
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
(Dollars In Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Mortgage loans:
Single-family	2	$660	20	$5,640	1	$804	21	$6,141	3	$1,035	27	$8,016
Commercial real estate	—	—	—	—	—	—	—	—	—	—	1	201
Construction	—	—	1	971	—	—	—	—	—	—	—	—
Commercial business loans	—	—	1	49	—	—	1	70	—	—	1	80
Consumer loans(1)	61	5	—	—	2	1	—	—	—	—	—	—
Total	63	$665	22	$6,660	3	$805	22	$6,211	3	$1,035	29	$8,297

(1)	At June 30, 2019, the balance includes 61 overdrawn consumer deposit accounts which were not reported in prior years due to immateriality.

As of June 30, 2019, total non-performing assets, net of allowance for loan losses and fair value adjustments, were $6.2 million, or 0.57% of total assets, which was primarily comprised of: 20 single-family loans ($5.2 million); one construction loan ($971,000); one commercial business loan ($41,000); and no REO.  As of June 30, 2019, 70%, or $4.4 million of non-performing loans had a current payment status. This compares to total non-performing assets, net of allowance for loan losses and fair value adjustments, of $7.0 million, or 0.59% of total assets, with $2.9 million, or 48%, of non-performing loans with a current payment status at June 30, 2018.

The following table sets forth information with respect to the Bank’s non-performing assets and troubled debt restructurings (“restructured loans”), net of allowance for loan losses and fair value adjustments, at the dates indicated:
	At June 30,
(Dollars In Thousands)	2019	2018	2017	2016	2015

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$3,315	$2,665	$4,668	$6,292	$7,010
Multi-family	—	—	—	709	653
Commercial real estate	—	—	201	—	680
Construction	971	—	—	—	—
Total	4,286	2,665	4,869	7,001	8,343

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	1,891	3,328	3,061	3,232	2,902
Multi-family	—	—	—	—	1,593
Commercial real estate	—	—	—	—	1,019
Commercial business loans	41	64	65	76	89
Total	1,932	3,392	3,126	3,308	5,603

Total non-performing loans	6,218	6,057	7,995	10,309	13,946

Real estate owned, net	—	906	1,615	2,706	2,398
Total non-performing assets	$6,218	$6,963	$9,610	$13,015	$16,344

Non-performing loans as a percentage of loans held for investment, net	0.71%	0.67%	0.88%	1.23%	1.71%

Non-performing loans as a percentage of total assets	0.57%	0.52%	0.67%	0.88%	1.19%

Non-performing assets as a percentage of total assets	0.57%	0.59%	0.80%	1.11%	1.39%

The Bank assesses loans individually and classifies the loans as non-performing and substandard in accordance with regulatory requirements when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, collateral value, the financial condition of the borrower and current economic conditions. The Bank measures each non-performing loan based on ASC 310, “Receivables,” establishes a collectively evaluated or individually evaluated allowance and charges off those loans or portions of loans deemed uncollectible.

Restructured Loans.  A troubled debt restructuring is a loan which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

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

For the fiscal year ended June 30, 2019, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; while three loans were upgraded to the pass category; one loan was paid off; and no loans were converted to REO.  For the fiscal year ended June 30, 2018, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan, two loans (previously modified) were downgraded, while two loans were upgraded to the pass category and one loan was converted to REO.  During the fiscal years ended June 30, 2019 and 2018, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2019, there was one restructured loan of $56,000 that was extended beyond the initial maturity of the modification; while in fiscal 2018, there were no restructured loans that were extended beyond the initial maturity of the modification.

As of June 30, 2019, the net outstanding balance of the Corporation’s eight restructured loans was $3.8 million:  one was classified as special mention and remains on accrual status ($437,000); one was classified as substandard on accrual status ($1.4 million); and six were classified as substandard on non-accrual status ($1.9 million).  As of June 30, 2019, $2.4 million, or 63 percent, of the restructured loans were current with respect to their payment status.  As of June 30, 2018, the net outstanding balance of the Corporation’s 11 restructured loans was $5.2 million: one loan was classified as special mention on accrual status ($389,000); one was classified as substandard on accrual status ($1.4 million); and nine loans were classified as substandard ($3.4 million, all on non-accrual status).  As of June 30, 2018, $2.9 million, or 56 percent, of the restructured loans had a current payment status, consistent with their modified terms.

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

Other Loans of Concern.  As of June 30, 2019, $8.6 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms.  Of these loans, $3.8 million were single-family mortgage loans, $3.9 million were multi-family mortgage loans and $927,000 was a commercial real estate loan.  As of June 30, 2018, $7.5 million of loans which were not disclosed as non-performing loans were classified by the Bank as special mention for the same reasons.  In addition, as of June 30, 2019, total substandard loans were $7.6 million of which $6.2 million were classified as non-performing loans; while as of June 30, 2018, total substandard loans were $7.4 million of which $6.1 million were classified as non-performing loans.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold.  When a property is acquired, it is recorded at its fair market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2019, there was no REO property, compared to

$906,000 consisting of two single-family properties located in California at June 30, 2018.  In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

Classified assets increased 3% to $16.2 million at June 30, 2019 from $15.8 million at June 30, 2018. The aggregate amounts of the Bank’s classified assets are primarily located in California.

The following table summarizes classified assets, which is comprised of classified loans, including loans classified by the Bank as special mention, net of allowance for loan losses, and REO at the dates indicated:
	At June 30, 2019		At June 30, 2018
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$3,795	13	$2,584	8
Multi-family	3,864	3	3,947	3
Commercial real estate	927	1	940	1
Total special mention loans	8,586	17	7,471	12

Substandard loans:
Mortgage loans:
Single-family	6,631	23	7,391	24
Construction	971	1	—	—
Commercial business loans	41	1	64	1
Total substandard loans	7,643	25	7,455	25

Total classified loans	16,229	42	14,926	37

Real estate owned:
Single-family	—	—	906	2
Total real estate owned	—	—	906	2

Total classified assets	$16,229	42	$15,832	39

Total classified assets as a percentage of total assets	1.50%		1.35%

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

At June 30, 2019, the Bank had an allowance for loan losses of $7.1 million, or 0.80% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2018 of $7.4 million, or 0.81% of gross loans held for investment. A $475,000 recovery from the allowance for loan losses was recorded in fiscal 2019, compared to a $536,000 recovery from the allowance for loan losses in fiscal 2018.  Although management believes the best information available is used to make such (recovery) provision, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

	Year Ended June 30,
(Dollars In Thousands)	2019	2018	2017	2016	2015

Allowance at beginning of period	$7,385	$8,039	$8,670	$8,724	$9,744
Recovery from the allowance for loan losses	(475)	(536)	(1,042)	(1,715)	(1,387)
Recoveries:
Mortgage Loans:
Single-family	198	278	507	539	635
Multi-family	—	—	18	1,228	360
Commercial real estate	—	—	—	216	—
Commercial business loans	—	—	75	85	—
Consumer loans	2	—	13	1	1
Total recoveries	200	278	613	2,069	996

Charge-offs:
Mortgage loans:
Single-family	(31)	(392)	(199)	(406)	(552)
Multi-family	—	—	—	—	(4)
Commercial real estate	—	—	—	—	(73)
Consumer loans	(3)	(4)	(3)	(2)	—
Total charge-offs	(34)	(396)	(202)	(408)	(629)

Net (charge-offs) recoveries	166	(118)	411	1,661	367
Allowance at end of period	$7,076	$7,385	$8,039	$8,670	$8,724

Allowance for loan losses as a percentage of gross loans held for investment	0.80%	0.81%	0.88%	1.02%	1.06%
Net charge-offs (recoveries) as a percentage of average loans receivable, net, during the period	(0.02)%	0.01%	(0.04)%	(0.17)%	(0.04)%

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
	At June 30,
	2019		2018		2017		2016		2015
(Dollars In Thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Mortgage loans:
Single-family	$2,709	36.87%	$2,783	34.80%	$3,601	35.51%	$4,933	38.44%	$5,280	44.65%
Multi-family	3,219	49.81	3,492	52.63	3,420	52.89	2,800	49.23	2,616	42.34
Commercial real estate	1,050	12.70	1,030	12.13	879	10.75	848	11.79	734	12.31
Construction	61	0.53	47	0.35	96	0.77	31	0.40	42	0.59
Other	3	0.02	3	0.02	—	—	7	0.04	—	—
Commercial business loans	26	0.05	24	0.06	36	0.07	43	0.08	43	0.08
Consumer loans	8	0.02	6	0.01	7	0.01	8	0.02	9	0.03
Total allowance for loan losses	$7,076	100.00%	$7,385	100.00%	$8,039	100.00%	$8,670	100.00%	$8,724	100.00%

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

At June 30, 2019 and 2018, the Bank’s investment securities portfolio was $100.1 million and $95.3 million, respectively, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as held to maturity and available for sale.  The Corporation purchased held to maturity mortgage-backed securities totaling $39.7 million and $53.9 million during fiscal 2019 and 2018, respectively.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:
	At June 30,
	2019			2018			2017
(Dollars In Thousands)	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS (1)	$90,394	$91,669	90.47%	$84,227	$83,668	88.32%	$59,841	$60,029	85.82%
U.S. SBA securities(2)	2,896	2,890	2.85	2,986	2,971	3.14	—	—	—
Certificates of deposits	800	800	0.79	600	600	0.63	600	600	0.86
Total investment securities - held to maturity	$94,090	$95,359	94.11%	$87,813	$87,239	92.09%	$60,441	$60,629	86.68%

Available for sale securities:
U.S. government agency MBS(1)	$3,498	$3,613	3.57%	$4,234	$4,384	4.63%	$5,197	$5,383	7.69%
U.S. government sponsored enterprise MBS(1)	1,998	2,087	2.06	2,640	2,762	2.91	3,301	3,474	4.97
Private issue CMO(3)	261	269	0.26	346	350	0.37	456	461	0.66
Total investment securities - available for sale	$5,757	$5,969	5.89%	$7,220	$7,496	7.91%	$8,954	$9,318	13.32%
Total investment securities	$99,847	$101,328	100.00%	$95,033	$94,735	100.00%	$69,395	$69,947	100.00%

(1)	Mortgage-backed securities (“MBS”)
(2)	Small Business Administration ("SBA")
(3)	Collateralized mortgage obligations (“CMO”)

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2019:
	Due in One Year or Less		Due After One to Five Years		Due After Five to Ten Years		Due After Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$—	—%	$32,184	2.15%	$35,306	2.97%	$22,904	3.62%	$90,394	2.84%
U.S. SBA securities	—	—	—	—	—	—	2,896	2.85	2,896	2.85
Certificates of deposits	400	2.51	400	2.74	—	—	—	—	800	2.63
Total investment securities held to maturity	$400	2.51%	$32,584	2.16%	$35,306	2.97%	$25,800	3.53%	$94,090	2.84%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$3,613	3.86%	$3,613	3.86%
U.S. government sponsored enterprise MBS	—	—	—	—	—	—	2,087	4.75	2,087	4.75
Private issue CMO	—	—	—	—	—	—	269	4.66	269	4.66
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$5,969	4.21%	$5,969	4.21%
Total investment securities	$400	2.51%	$32,584	2.16%	$35,306	2.97%	$31,769	3.66%	$100,059	2.92%

The actual maturity and yield for MBS and CMO may differ from the stated maturity and stated yield due to scheduled amortization, loan prepayments and acceleration of premium amortization or discount accretion.

Deposit Activities and Other Sources of Funds

General.  Deposits, loan repayments and the proceeds from loan sales are the major sources of the Bank’s funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions.  Loan sales are also influenced significantly by general interest rates. Borrowings through the FHLB – San Francisco and repurchase agreements may be used to compensate for declines in the availability of funds from other sources.

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

The Bank generally offers time deposits for terms not exceeding seven years.  As illustrated in the following table, time deposits represented 23% of the Bank’s deposit portfolio at June 30, 2019, compared to 26% at June 30, 2018.  As of June 30, 2019, there were no brokered deposits.  At June 30, 2018, total brokered deposits were $1.6 million with a weighted average interest rate of 3.88% and remaining maturities within one year.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition.  For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2019:
Weighted Average Interest Rate	Original Term	Deposit Account Type	Minimum Amount	Balance (In Thousands)	Percentage of Total Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$90,184	10.72%
0.12%	N/A	Checking accounts – interest-bearing	$—	257,909	30.66
0.20%	N/A	Savings accounts	$10	264,387	31.43
0.28%	N/A	Money market accounts	$—	35,646	4.24

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	20	—
0.13%	31 to 90 days	Fixed-term, fixed rate	$1,000	4,104	0.49
1.67%	91 to 180 days	Fixed-term, fixed rate	$1,000	15,432	1.83
0.21%	181 to 365 days	Fixed-term, fixed rate	$1,000	25,293	3.01
0.54%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	27,657	3.29
0.98%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	28,383	3.37
1.49%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	79,601	9.46
1.85%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	12,655	1.50
0.37%				$841,271	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2019:
Maturity Period	Amount
(In Thousands)
Three months or less	$19,219
Over three to six months	20,791
Over six to twelve months	17,978
Over twelve months	40,957
Total	$98,945

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:
	At June 30,
	2019			2018
(Dollars In Thousands)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

Checking accounts – non interest-bearing	$90,184	10.72%	$4,010	$86,174	9.49%	$8,257
Checking accounts – interest-bearing	257,909	30.66	(1,463)	259,372	28.58	(65)
Savings accounts	264,387	31.43	(25,404)	289,791	31.93	3,824
Money market accounts	35,646	4.24	1,013	34,633	3.82	(690)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	106,080	12.61	(10,253)	116,333	12.82	2,387
Over one to two years	37,117	4.41	(28,083)	65,200	7.18	451
Over two to five years	49,253	5.85	(5,027)	54,280	5.98	(24,535)
Over five years	695	0.08	(1,120)	1,815	0.20	(8,552)
Total	$841,271	100.00%	$(66,327)	$907,598	100.00%	$(18,923)

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:
	At June 30,
(Dollars In Thousands)	2019	2018	2017

Below 1.00%	$80,701	$114,975	$143,133
1.00 to 1.99%	95,904	113,211	115,555
2.00 to 2.99%	16,540	7,875	7,622
3.00 to 3.99%	—	1,567	1,567
Total	$193,145	$237,628	$267,877

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2019 differentiated by interest rates and maturity:
(Dollars In Thousands)	One Year or Less	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Four Years	Total

Below 1.00%	$62,477	$15,306	$2,791	$125	$2	$80,701
1.00 to 1.99%	32,270	21,811	23,543	9,803	8,477	95,904
2.00 to 2.99%	11,333	—	—	5,207	—	16,540
Total	$106,080	$37,117	$26,334	$15,135	$8,479	$193,145

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated:
	At or For the Year Ended June 30,
(In Thousands)	2019	2018	2017

Beginning balance	$907,598	$926,521	$926,384

Net withdrawals before interest credited	(69,708)	(22,418)	(3,671)
Interest credited	3,381	3,495	3,808
Net (decrease) increase in deposits	(66,327)	(18,923)	137

Ending balance	$841,271	$907,598	$926,521

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2019 and 2018, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates, amounting to $391.8 million and $411.8 million, respectively.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $643.0 million at June 30, 2019 as compared to $746.7 million at June 30, 2018.  In addition, the Bank pledged investment securities totaling $3.2 million at June 30, 2019 as compared to $3.3 million at June 30, 2018 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2019 and 2018, the Bank had $101.1 million and $126.2 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 2.62% and 2.47%, respectively.  At June 30, 2019, the outstanding borrowings mature between 2020 and 2025 with a weighted average maturity of 44 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2019 and 2018 was $13.0 million and $8.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both dates.  For additional information, see Note 8 to the Corporation’s audited financial statements included in Item 8 of this Form 10-K.  As of June 30, 2019 and 2018, the remaining financing availability was $275.2 million and $275.1 million, respectively, with remaining available collateral of $434.7 million and $500.3 million, respectively.  In addition, as of June 30, 2019 and 2018, the Bank had secured a discount window facility of $74.2 million and $73.2 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $79.0 million and $77.9 million, respectively.  The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2020.  As of June 30, 2019, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2019	2018	2017

Balance outstanding at the end of period:
FHLB – San Francisco advances	$101,107	$126,163	$126,226

Weighted average rate at the end of period:
FHLB – San Francisco advances	2.62%	2.47%	2.39%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$136,158	$126,163	$181,287

Average short-term borrowings during the period with respect to:(1)
FHLB – San Francisco advances	$8,425	$8,687	$14,022

Weighted average short-term borrowing rate during the period with respect to:(1)
FHLB – San Francisco advances	1.69%	2.53%	0.45%

(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment at both June 30, 2019 and 2018 of $8.2 million with an excess investment of $470,000 and $0, respectively.  During fiscal 2019, the Bank did not purchase any additional FHLB – San Francisco stock, as compared to fiscal 2018 when the Bank purchased $91,000 of FHLB - San Francisco stock to comply with the investment requirements.  The Bank received cash dividends on the FHLB – San Francisco stock in fiscal 2019 and 2018 of $707,000 and $568,000, respectively.  The cash dividends received on the FHLB - San Francisco stock in fiscal 2019 included a special cash dividend of $133,000.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2019 and 2018.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2019 and 2018, the Bank’s investment in its subsidiaries was $15,000 and $28,000, respectively.

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

The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated the Office of Thrift Supervision, the Bank’s former federal banking regulator, and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the OCC July 21, 2011.  The OCC is the agency that is primarily responsible for the regulation and supervision of national banks.  Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements.  The Bank is subject to consumer protection regulations issued by the CFPB with respect to its compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rulemaking by the federal banking agencies.  Their impact on operations cannot yet be fully assessed.  However, it has been the general view that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Corporation, the Bank and the financial services industry more generally.

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

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and directs the federal banking agencies to simplify the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Under proposed regulations not yet adopted in final form, the federal banking regulators established 9% as the ratio so that any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion.  A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to the Bank or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank's relationship with its depositors and borrowers is regulated by federal consumer protection laws, and the CFPB issues regulations under those laws, which must be complied with by the Bank.  The Bank is a member of the FHLB and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.  Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board, its primary regulator.  The Corporation is also subject to the rules and regulations of the SEC under the federal securities laws.  For additional information, see “Savings and Loan Holding Company Regulations” below in this Form 10-K.

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

All savings institutions must pay assessments to the OCC, to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC annual assessments for the fiscal years ended June 30, 2019 and 2018 were $262,000 and $281,000, respectively.

Federal law provides that federally chartered savings institutions are subject to the national bank limit on loans to one borrower.  A federally chartered savings institution generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  The Bank’s limits on loans to one borrower or group of related borrowers at June 30, 2019 and 2018 were $18.3 million and $18.6 million, respectively.  At June 30, 2019, the Bank’s largest lending relationship to a single borrower or group of borrowers was a commercial real estate loan totaling $5.8 million, which was performing according to its original payment terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members within its assigned region.  The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2019 and 2018, the Bank had $101.1 million and $126.2 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $275.2 million and $275.1 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At both June 30, 2019 and 2018, the Bank held $8.2 million of FHLB-San Francisco stock which was in compliance with this membership requirement.  During fiscal 2019 and 2018, there was no excess capital redemption.  In fiscal 2019 and 2018, the FHLB – San Francisco distributed $707,000 and $568,000 of cash dividends, respectively, to the Bank.  The cash dividends received in fiscal 2019 included a special cash dividend of $133,000.  There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess capital stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Deposits are generally insured by FDIC up to $250,000 per account owner as defined by the FDIC, backed by the full faith and credit of the United States.  As insurer, the FDIC imposes deposit insurance premiums in the form of assessments and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the savings institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank.  No predictions can be made as to what assessment rates will be in the future. In addition to the assessment for deposit insurance, institutions are required to pay assessments relating to bonds issued in the late 1980s to recapitalize a predecessor deposit insurance fund. The FDIC discontinued FICO assessments upon maturity of those bonds in March 2019. For final four quarters for which FICO assessments were made, the average annualized rate for these assessments was 0.23 basis points. For the fiscal year 2019, the average annualized rate for the overall FDIC assessments was 3.47 basis points.

Qualified Thrift Lender Test.  Like all savings institutions (subject to a narrow exception not applicable to the Bank), the Bank is required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, a savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986 (“Code”), as amended.  Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the test is a violation of law that could result in an enforcement action and dividend limitations.  As of June 30, 2019, the Bank maintained 87.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.  During fiscal 2019 and 2018, the Bank was in compliance with the QTL test as of each month end.

Capital Requirements. Regulatory capital requirements apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $3.0 billion or more and top-tier savings and loan holding companies.

The Bank is subject to the capital requirements adopted by the OCC. Since the holding company has less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve Board expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. These requirements include minimum risk-based ratios for Tier 1 capital, common equity Tier 1 (“CET1”) capital, a total capital ratio based on risk-weighted assets and a Tier 1 leverage capital ratio; and an additional capital conservation buffer over the required risk-based capital ratios. Under the capital regulations to meet the minimum capital ratios plus the capital conservation buffer applicable to the Bank, the Bank must have a Tier 1 leverage ratio of 4% and exceed the following ratios: (i) a CETI capital ratio of 7.00%; (ii) a Tier 1 capital ratio of 8.50%; and (iii) a total capital ratio of 10.50%.

Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are also deducted from capital.  In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt, equity securities and interest-only strips.  Because of our asset size, we were given a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt, equity securities and interest-only strips in our capital calculations. We elected to exercise this option to opt-out in order to reduce the impact of market volatility on our regulatory capital levels.

As noted above, in addition to the minimum risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  The capital conservation buffer requirement was fully phased-in on January 1, 2019.  Failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders.

Under the current standards, in order to be considered well-capitalized, the Bank must have a Tier 1 leverage ratio of 5%, a CET1 capital ratio of 6.5%, a Tier 1 capital ratio of 8% and a total capital ratio of 10% and must not be subject to an order from the OCC mandating a specific capital ratio for the Bank.  As of June 30, 2019, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.  An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and the rates it can pay on deposits.

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

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions and on their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution.  In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.   The Federal Reserve Board or the OCC may object to a capital distribution based on safety and soundness concerns.  Further restrictions on Bank dividends may apply if the Bank fails the QTL test.  In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Corporation will be limited, which may limit the ability of the Corporation to pay dividends to its stockholders.

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

Capital Requirements.  Regulatory capital requirements adopted by the federal banking regulators apply to the Bank only, as discussed above. These capital requirements include provisions that might impact the ability of the Corporation to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see “Federal Regulation of Savings Institutions - Capital Requirements” above.

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

Acquisition of the Company.  Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board and must obtain the prior approval of the Federal Reserve Board under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company.  A bank holding company must obtain the prior approval of the Federal Reserve Board under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act.  The term “company” includes corporations, partnerships, associations, and certain trusts and other entities.  “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of more than 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding 10% or more of a class of voting securities if the institution has a class of registered securities, as the Corporation has.  Control may be direct or indirect and may occur through acting in concert with one or more other persons.  In addition, a savings and loan holding company must obtain Federal Reserve Board approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company.  A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.

Accordingly, the prior approval of the Federal Reserve Board would be required:
•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of the Corporation; and
•	before any other company could acquire 25% or more of the common stock of the Corporation, and may be required for an acquisition of as little as 10% of such stock.

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations and requirements for prior regulatory approval by the Federal Reserve Board in the case of control of a savings and loan holding company or by the OCC in the case of control of a savings association not obtained through control of a holding company of such savings association.

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

Dividends and Stock Repurchases.  Savings and loan holding companies are subject to Federal Reserve policies which call for companies to operate with capital levels well above minimum ratios and notifying the Federal Reserve Board in advance for consultation with respect to a dividend that exceeds earnings for the relevant period, a material increase in stock dividends, and dividends or repurchases in circumstances that could raise supervisory concerns.  Examples of such circumstances include without limitation a dividend that could adversely change the company’s capital structure; a dividend when the company does not meet or is at risk of not meeting its capital requirements; a repurchase of stock that would reduce the amount of stock outstanding at the end of a quarter as compared to the beginning of the quarter and other repurchases that could materially affect the level or composition of the company’s capital base.

As discussed above, the capital conservation buffer requirements can limit the ability of a savings and loan holding company to pay dividends.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank-Act imposes various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements capital regulations discussed above under “2018 Regulatory Reform" and "Federal Regulation of Savings Institutions - Capital Requirements." For certain provisions of the Dodd-Frank Act, the implementing regulations have not been promulgated, or amendments to current regulations are required under the Act or have otherwise been proposed, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

TAXATION

Federal Taxation

General.  The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21%. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 28.06%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and for fiscal 2019 and thereafter, it is a flat 21% corporate income tax rate.

Other major changes include expensing of equipment investment; elimination of personal and dependent exemptions, the tax on people who do not obtain adequate health insurance coverage, and the corporate alternative minimum tax; and increases in the standard deduction, the estate tax exemption, and the individual alternative minimum tax exemption.

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2019, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real estate property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes.  For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2019, the Bank declared and paid $7.5 million of cash dividends to the Corporation while the Corporation declared and paid $4.2 million of cash dividends to shareholders.

Tax Effect from Stock-Based Compensation.  During fiscal 2019, there were 3,000 shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors and 86,500 shares of restricted common stock distributed to employees. Also, there were 2,896 shares of non-qualified stock options exercised and 34,749 shares of incentive stock options exercised as disqualifying dispositions.  As a result, there was a $93,000 federal tax benefit effect from stock-based compensation in fiscal 2019.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010.  Fiscal years 2016 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2015 and thereafter are subject to examination by state taxing authorities.

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation).  At June 30, 2019 and 2018, the Corporation’s net state tax rate was 8.4% and 7.8%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There was a $54,000 state tax benefit effect from stock-based compensation in fiscal 2019, as described above in the section entitled "Federal Taxation."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. During fiscal 2019 and 2018, the Corporation paid franchise taxes of $200,000 and $208,000, respectively.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	71	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Robert "Scott" Ritter	50	—	Senior Vice President
			Single-Family Division

Donavon P. Ternes	59	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	60	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	53	—	Senior Vice President
			Retail Banking Division

(1)	As of June 30, 2019.

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

Robert "Scott" Ritter joined the Bank as Senior Vice President on September 26, 2016 and currently oversees the single-family mortgage division.  Prior to joining the Bank, Mr. Ritter was the Chief Operating Officer at California Mortgage Advisors since November 2011 where he was responsible for overseeing all of California Mortgage Advisors' operations, including product development, underwriting, loan processing and information technology.  Prior to that, he held positions with increasing responsibilities at mortgage banking firms such as Green Point Financial and its predecessor Headlands Mortgage Company, among others.

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

As of June 30, 2019, approximately 78% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California.  Adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings.  General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability adversely.  Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

While real estate values and unemployment rates have been improving, deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:
•	an increase in loan delinquencies, problem assets and foreclosures;
•	we may increase our allowance for loan losses
•	the slowing of sales of foreclosed assets;
•	a decline in demand for our products and services;
•	a decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	a decrease in the amount of our low cost or non interest-bearing deposits.

A decline in California economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as fires and earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2019, $325.0 million, or 36.9% of our loans held for investment, were secured by single-family residential real property.  This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage for a combined loan-to-value ratio of up to 100% or because of the decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of the characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.  In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan.  Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC).  Including these low FICO score loans, as of June 30, 2019, our single-family residential borrowers had a weighted average FICO score of 744 at the time of loan origination.

As of June 30, 2019, these non-traditional loans totaled $58.5 million, comprising 18.0% of total single-family residential loans held for investment and 6.6% of total loans held for investment.  At that date, interest-only loans totaled $1.5 million, stated income loans totaled $52.6 million, negative amortization loans totaled $1.5 million, more than 30-year amortization loans totaled $7.5 million, and low FICO score loans totaled $7.7 million (the outstanding balances described may overlap more than one category).

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties.  At June 30, 2019, we had $551.0 million or 62.5% of total loans held for investment in multi-family and commercial real estate mortgage loans.  These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans are dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired.  Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate.  In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.  In addition, as of June 30, 2019, the Bank had $5.0 million in negative amortization multi-family mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $5.5 million in multi-family and commercial real estate loans at June 30, 2018.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.

A secondary market for many types of multi-family and commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for a single-family residential mortgage loan because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred with our single-family residential or consumer loan portfolios.

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. The Corporation purchased $51.1 million of loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2019, compared to $13.5 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2018.  When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we expected we will earn less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.

We may experience continuing variation in our operating results.

We reported net income of $4.4 million and $2.1 million for the fiscal years ended June 30, 2019 and 2018, respectively.  Several factors affecting our business can cause significant variations in our quarterly and annual results of operations.  In particular, the scaling back of our mortgage banking operations/originations of saleable single-family mortgage loans, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter.

Consistent with the Corporation’s announcement to reduce its mortgage banking operations/scale back the origination of saleable single-family mortgage loans and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations and purchases, we  recognized non-recurring costs of $2.8 million in fiscal 2019, which is comprised of $1.7 million in salaries and employee benefits expenses (attributable to severance and other personnel expenses), $337,000 in premises and occupancy expenses (attributable to accelerated lease expenses and accelerated depreciation of furniture and fixtures), and $758,000 in equipment expenses (attributable to termination, charge-off, or modification of data processing and other contractual arrangements).

Although we anticipate the elimination of quarterly pre-tax losses from the reduction in our mortgage banking operations/saleable single-family mortgage loan operations as a result of our actions and further anticipate increases in our pre-tax income of approximately $1.2 million per quarter, no assurance can be given as to when or whether we will realize these benefits which may cause additional variations in our quarterly and annual results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•	cash flow of the borrower and/or the project being financed;
•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•	the duration of the loan;
•	the character and creditworthiness of a particular borrower; and
•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision (recovery) for loan losses charged (credited) to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:
•	our collectively evaluated allowance, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events; and
•	our individually evaluated allowance, based on our evaluation of non-performing loans and the underlying fair value of collateral or based on discounted cash flow for restructured loans.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses, which is charged against income.  Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses.  Further, included in our single-family residential loan portfolio, which comprised 36.9% of our total loan portfolio at June 30, 2019, were $58.5 million or 6.6% of total loans held for investment that were non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans.  For additional information, see “Our business may be adversely affected by credit risk associated with residential property” above.  Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Furthermore, the Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, however, the FASB board proposed in July 2019 extending the adoption date for certain SEC registrants, including the Corporation, to fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses at inception of the loan. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. The federal banking regulators (the Federal Reserve Board, the OCC and the FDIC) have adopted a rule that applies to smaller reporting companies, such as the Corporation, beginning in 2023. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2019 and 2018, our non-performing assets were $6.2 million and $7.0 million, respectively, or 0.57% and 0.59% of total assets, respectively.  Our non-performing assets adversely affect our net income in various ways:
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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations and capital levels.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

Our saleable mortgage loan operations may provide a significant portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in these programs, significant impairment of our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or other administrative costs which may materially adversely affect our results of operations.

We have experienced historically low interest rates in recent years but interest rates have been volatile. Saleable mortgage loan production, especially refinancing, generally declines in rising interest rate environments resulting in fewer loans that are available to be sold to investors. When interest rates rise, or even if they do not, there can be no assurance that our saleable mortgage loan production will continue at current levels. The profitability of our saleable mortgage loan operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. The loans in our held for sale portfolio are carried at fair market value with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.

In addition, our results of operations are affected by the amount of non-interest expense associated with saleable mortgage loan activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Any breach of representations and warranties made by us to our loan purchasers or credit default on our loan sales may require us to repurchase or substitute such loans we have sold.

We have previously engaged in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2019 and 2018, the Bank repurchased $948,000 and $602,000 of single family loans, respectively.

The CFPB, which was created under the Dodd Frank Act, has issued a number of final regulations and changes to certain consumer protections under existing laws and continues to issue new rules. These final rules, most of the provisions of which (including the qualified mortgage rule) generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability--to--repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability--to--repay requirement for three years. Compliance with these rules has increased our overall regulatory compliance costs and may require changes to our underwriting practices with respect to residential mortgage loans. This includes compliance with, The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID) rule, which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest rate locks and our mortgage servicing asset. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not materialize.  Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and
•	downward adjustments, or “mark-to-market losses,” would reduce our stockholders' equity.

Fluctuating interest rates can adversely affect our profitability.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. The Federal Reserve Board has steadily increased the federal funds rate over the last three fiscal years to a range of 2.25% to 2.50% in June 2019 and indicated that possible changes in the federal funds rate in the future are subject to economic conditions. On July 31, 2019, the Federal Reserve Board reduced the federal funds target rate to a range of 2.00% to 2.25% in response to some recent weaknesses in economic data. If the Federal Reserve Board changes the targeted Fed Funds rate, overall interest rates will likely rise or fall, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our investment  securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments decline more rapidly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

As a result of the relatively low interest rate environment, a significant percentage of our deposits are comprised of certificates of deposit and other deposits yielding a relatively low rate of interest having a shorter duration than our assets. At June 30, 2019, we had $106.1 million in time deposits that mature within one year and $557.9 million in interest-bearing checking, savings and money market accounts.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial majority of our mortgage loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

The financial services market is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.  Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB-San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank's business. The Bank's involvement in litigation may increase significantly, particularly related to employment matters. The expenses of some legal proceedings will adversely affect the Bank’s results of operations until they are resolved. Further, there can be no assurance that the Bank’s loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims. For a discussion of our pending litigation, see Item 3. “Legal Proceedings” of this Form 10-K.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as costs incurred by payment card issuing banks and other third parties or may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. The Corporation is continuously working to install new and upgrade its existing information technology systems and provide employee awareness training around ransomware, phishing, malware, and other cyber risks to further protect the Corporation against cyber risks and security breaches.

There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our customers may have been affected by these breaches, which could increase their risks of identity theft, debit and card fraud and other fraudulent activity that could involve their accounts with us.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our acustomers and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and uthentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Since our geographic concentration is in California, we are subject to earthquakes, fires, mudslides and other natural disasters. A major earthquake or other natural disaster may disrupt our business operations for an indefinite period of time and could result in material losses, although we have not experienced any losses in many years as a result of earthquake damage or other natural disaster.    Although we are in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan.  In addition to possibly sustaining damage to our own properties, if there is a major earthquake, fire, mudslide, or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations.

Our assets as of June 30, 2019 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  At June 30, 2019, the net deferred tax asset was approximately $3.5 million, a decrease from $4.2 million at the prior fiscal year end.  The net deferred tax asset results primarily from (1) our provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes, (2) deferred compensation, (3) litigation reserves and (4) deferred loan costs.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2019 is fully realizable based on our expected future earnings; however, expected future earnings may not be realized, which could impact our deferred tax assets.

Scaling back of saleable single-family mortgage loan originations could adversely affect our results of operations.

Consistent with the Corporation’s announcement to scale back the origination of saleable single-family mortgage loans and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations and purchases, we recognized non-recurring costs of $2.8 million in fiscal 2019, which is comprised of $1.7 million in salaries and employee benefits expenses (attributable to severance and other personnel expenses), $337,000 in premises and occupancy expenses (attributable to accelerated lease expenses and accelerated depreciation of furniture and fixtures), and $758,000 in equipment expenses (attributable to termination, charge-off, or modification of data processing and other contractual arrangements). The $2.8 million of non-recurring costs was lower than the initial estimate of $3.6 million to $4.0 million.

Although we anticipate the elimination of quarterly pre-tax losses from the saleable single-family mortgage loan operations as a result of our actions and further anticipate increases in our pre-tax income of approximately $1.2 million per quarter, no assurance can be given as to when or whether we will realize these benefits.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2019, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $8.2 million. The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California. The Bank owns six of the retail banking offices and has seven leased retail banking offices.  The leases expire from 2020 to 2026.

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

McKeen-Chaplin and Neal lawsuits:
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

On August 12, 2015, the Court issued an order denying the plaintiffs' motion for summary judgment and granting the Bank's motion for summary judgment affirming that the plaintiffs were properly classified as exempt employees and denying the federal claims under the Fair Labor Standards Act (“FSLA”). On August 18, 2015, the plaintiffs filed an appeal to the order. On July 5, 2017, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the Court’s ruling granting the Bank's motion for summary judgment, instead ruling the plaintiffs were improperly classified as exempt employees and were entitled to overtime compensation. The Ninth Circuit remanded the case back to the Court with instructions to enter summary judgement in favor of the plaintiffs. As a result of the Ninth Circuit’s unfavorable ruling, the Bank filed on September 7, 2017, a petition for writ of certiorari to the United States Supreme Court, which was denied on November 27, 2017.

On December 18, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs' representatives to memorialize an agreement in principle to settle the pending McKeen-Chaplin and Neal lawsuits. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $1.8 million, which includes all settlement funds, the named plaintiff service payments,  and class counsel's attorneys' fees and costs. Any additional costs and expenses related to employer-side payroll taxes will be paid by the Bank. The parties subsequently successfully negotiated and executed a mutually acceptable long-form settlement agreement.

On February 21, 2018, plaintiffs filed a motion in McKeen-Chaplin asking the Court to approve the FLSA portion of the settlement agreement. The parties also worked together to jointly request that the Court of Appeal in the Neal lawsuit pass jurisdiction back to the State Court to oversee the settlement process, which was preliminary approved on May 15, 2018.  Subsequently, on July 18, 2018 the Court approved the FLSA portion of the settlement which allowed the parties to begin the process of providing notice of the settlement to class members. The State Court had already granted preliminary approval of the state law class settlement in the Neal lawsuit.

The Bank’s decision to settle these lawsuits was the result of the unfavorable ruling by the United States Supreme Court in the McKeen-Chaplin lawsuit and the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation if the Neal lawsuit would proceed.  In addition, the Bank determined that the settlement would reduce the Bank's potential exposure to damages, penalties, fines and plaintiffs' legal fees in the event of an unfavorable outcome in the Neal lawsuit. The settlement includes the dismissal of all claims against the Bank and related parties in the McKeen-Chaplin and Neal lawsuits without any admission of liability or wrongdoing attributed to the Bank.

Based on the proposed settlement, the Corporation recorded a litigation settlement expense accrual of $650,000 in the second quarter of fiscal 2018 to fully reserve for the agreed upon settlement amount.

On November 13, 2018, the State Court approved the motion for final approval of the settlement agreement in the two class and collective action lawsuits filed by McKeen-Chaplin and Neal, respectively, against the Bank. Following the grant of the final approval, the Court in McKeen-Chaplin dismissed the case. The settlement funds have been distributed to the plaintiffs and plaintiff’s counsel consistent with the settlement agreements.  On April 8, 2019, the State Court signed an order closing and dismissing the cases. The McKeen-Chaplin and Neal cases are now completed and dismissed.

Cannon lawsuit:
On August 6, 2015, a former employee, Christina Cannon, filed a lawsuit called Cannon vs. the Bank in the California Superior Court for the County of San Bernardino (the “Cannon lawsuit”). Cannon seeks to represent a class of all non-exempt employees in a class action lawsuit brought under California’s Unfair Competition Law, Business & Professions Code section 17200.  The underlying claims include unpaid overtime (including off-the-clock work), meal and rest period violations, minimum wage violations, and failure to reimburse business expenses. On September 8, 2017, the attorneys for the plaintiffs in the Cannon lawsuit sent notification to the Bank and to the California Labor & Workforce Development Agency informing them of their intent to bring a claim under the Private Attorneys’ General Act of 2004 (“PAGA”) on behalf of all non-exempt employees and covering a variety of alleged wage and hour violations. On September 12, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending Cannon lawsuit. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of up to $2.8 million, which includes all settlement funds, the class representative enhancement award, settlement administrator’s expenses, any employer-side payroll taxes, and class counsel’s attorneys’ fees and costs. The Bank’s decision to settle this matter was the result of the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation. In addition, the Bank determined that the settlement would reduce the Bank’s potential exposure to damages, penalties, fines and plaintiffs’ legal fees in the event of an unfavorable outcome in a court trial. The settlement includes the dismissal of all claims against the Bank and related parties in the Cannon lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Bank. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Bank resulting in the full $2.8 million settlement expense being recognized in the first quarter of fiscal 2018.

On December 20, 2018, counsel in the Cannon lawsuit filed a Motion for Preliminary Approval of the Settlement in the California Superior Court for the County of San Bernardino. On April 12, 2019, this court granted preliminary approval of the settlement.

On July 24, 2019, the California Superior Court for the County of San Bernardino, California granted final approval of the settlement in the Cannon vs. Bank lawsuit. On July 26, 2019, the final order was signed by this court and on August 6, 2019, the Bank forwarded the settlement amount to the class administrator. The total settlement may be slightly reduced.

The Corporation is not a party to any other pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations and cash flows of the Corporation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  At June 30, 2019, there were 7,486,106 shares of common stock issued and outstanding held by 414  shareholders of record, and there were approximately 1,613 persons or entities that hold stock in nominee or “street name” accounts with brokers.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During the quarter ended June 30, 2019, the Corporation purchased 28,251 shares of the Corporation’s common stock at an average cost of $20.06 per share. For the fiscal year ended June 30, 2019, the Corporation purchased 51,999 shares of the Corporation’s common stock at an average cost of $19.74 per share. As of June 30, 2019, a total of 51,999 shares or 14 percent of the shares authorized in the April 2018 stock repurchase plan have been purchased at an average cost of $19.74 per share, leaving 321,001 shares available for future purchases.

During the quarter ended June 30, 2019, the Corporation issued 17,000 shares of common stock consistent with the exercise of certain stock options and no shares of restricted common stock vested. The Corporation did not purchase any shares from recipients to fund their withholding tax obligations in the fourth quarter of fiscal 2019.

For the fiscal year ended June 30, 2019, the Corporation issued 48,250 shares of common stock consistent with the exercise of certain stock options and 89,500 shares of restricted common stock vested. The Corporation purchased 21,071 shares at an average price of $18.28 per share from recipients to fund their withholding tax obligations in fiscal 2019. During the quarter and fiscal year ended June 30, 2019, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2019.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2019 – April 30, 2019	—	$—	—	349,252
May 1, 2019 – May 31, 2019	4,483	$20.18	4,483	344,769
June 1, 2019 – June 30, 2019	23,768	$20.04	23,768	321,001
Total	28,251	$20.06	28,251	321,001

(1)	Represents the remaining shares available for future purchases under the April 2018 stock repurchase plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS[(1)]

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
PROV
NASDAQ Stock Index
NASDAQ Bank Index
6/30/14
6/30/15
6/30/16
6/30/17
6/30/18
6/30/19

	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018	6/30/2019
PROV	$100.00	$118.52	$133.23	$144.05	$147.14	$166.74
NASDAQ Stock Index	$100.00	$107.13	$109.063	$130.03	$149.33	$162.76
NASDAQ Bank Index	$100.00	$112.73	$99.53	$145.89	$161.76	$160.99

(1) Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2014 and that all dividends were reinvested.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the possibility that the actual costs incurred from our scaling back the saleable mortgage business will be materially different from the non-recurring expenses recorded in this report; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At June 30, 2019, the Corporation had total assets of $1.08 billion, total deposits of $841.3 million and total stockholders’ equity of $120.6 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation operates in a single business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and,  to a lesser extent, other mortgage, commercial business and consumer loans.  Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California.  Additional activities have included originating saleable single-family loans, primarily fixed-rate first mortgages.  Loans are primarily originated and purchased in Southern and Northern California. There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 31, 2019, the Corporation declared a quarterly cash dividend of $0.14 per share.  The Corporation’s shareholders of record at the close of business on August 20, 2019 will receive the cash dividend, which is payable on September 10, 2019.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Corporation.  The information contained in this section should be read in conjunction with the audited Consolidated Financial Statements and accompanying selected Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans held for investment.  Management considers the accounting estimate related to the allowance for loan losses a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loans held for investment at the date of the Consolidated Statements of Financial Condition. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

When a loan is categorized as non-performing, all previously accrued but uncollected interest is reversed in the current operating results.  When a full recovery of the outstanding principal loan balance is in doubt, subsequent payments received are first applied as a recovery of principal charged-off and then to unpaid principal.  This is referred to as the cost recovery method.  A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such loan is considered to be fully collectible on a timely basis.  However, the Corporation’s policy also allows management to continue the recognition of interest income on certain non-performing loans.  This is referred to as the cash basis method under which the accrual of interest is suspended and interest income is recognized only when collected.  This policy applies to non-performing loans that are considered to be fully collectible but the timely collection of payments is in doubt.

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

On February 4, 2019, the Corporation announced that it was in the best interests of the Corporation to scale back the saleable single-family mortgage loan originations and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations and purchases. For additional information, see “Loan Originations” in this Form 10-K. The Corporation recognized during fiscal 2019 non-recurring costs of $2.80 million, which is comprised of $1.70 million in salaries and employee benefits expenses (attributable to severance and other personnel expenses), $337,000 in premises and occupancy expenses (attributable to accelerated lease expenses and accelerated depreciation of furniture and fixtures), and $758,000 in equipment expenses (attributable to termination, charge-off, or modification of data processing and other contractual arrangements).

The Bank has not abandoned its single-family mortgage operations as the Bank is improving on its efforts to increase the volume of portfolio single-family mortgage loan originations and purchases in the same geographic area, using the same underwriting criteria through the same origination channels. The Bank has chosen to scale back originations of salable single-family mortgage loans, which is similar to previous decisions where the Bank has grown or retrenched the business given changing market opportunities.  The Bank did not contemplate a permanent shut down of the single-family mortgage operations given its ongoing importance to the consolidated results of the Bank over time. Management believes these facts support the Bank’s position that the single-family mortgage business is a cyclical business which requires changes as a result of changing market conditions. Therefore, the Bank has determined that the scaling back of salable single-family loan originations and increasing its efforts to generate more portfolio single-family mortgage originations and purchases do not represent the abandonment of a business, and as such, all operating results continue to be reported as continuing operations.

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B., established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank and through its subsidiary, Provident Financial Corp.  The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking and, to a lesser degree, investment services for customers and trustee services on behalf of the Bank.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets; by increasing single-family, multi-family, commercial real estate, construction and commercial business loans.  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of weaknesses in general economic conditions.

Saleable single-family mortgage loan operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in the saleable mortgage loan operations are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. On February 4, 2019, the Corporation announced that it was in the best interests of the Corporation to scale back the saleable single-family mortgage loan originations and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations.

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

Off-balance sheet arrangements.  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to investors, To-Be-Announced ("TBA") Mortgage-Backed-Securities ("MBS") trades and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated

Statements of Financial Condition. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2019 and 2018, these commitments were $4.3 million and $66.3 million, respectively. For a discussion on financial instruments with off-balance sheet risks, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Comparison of Financial Condition at June 30, 2019 and 2018

Total assets decreased $90.7 million, or 8%, to $1.08 billion at June 30, 2019 from $1.18 billion at June 30, 2018.  The decrease was primarily attributable to decreases in loans held for sale and, to a lesser extent, loans held for investment, partly offset by an increase in cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $27.3 million, or 63%, to $70.6 million at June 30, 2019 from $43.3 million at June 30, 2018.  The increase was primarily attributable to the decreases in loans held for sale and loans held for investment, partly offset by decreases in customer deposits and borrowings. The balance of cash and cash equivalents at June 30, 2019 was consistent with the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) increased $4.8 million, or 5%, to $100.1 million at June 30, 2019 from $95.3 million at June 30, 2018.  The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. For further analysis on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment decreased $22.8 million, or 3% to $879.9 million at June 30, 2019 from $902.7 million at June 30, 2018.  In fiscal 2019, the Corporation originated $120.2 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans, compared to $186.4 million, consisting primarily of single-family, multi-family and commercial real estate loans, for the same period last year.  In addition, the Corporation purchased $51.1 million of loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2019, compared to $13.5 million of purchased loans to be held for investment (primarily multi-family loans) in fiscal 2018.  Total loan principal payments in fiscal 2019 were $195.4 million, compared to $208.5 million in fiscal 2018.  There was no REO acquired in the settlement of loans in fiscal 2019 as compared to $2.2 million in fiscal 2018.  The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, decreased 6% to $556.1 million at June 30, 2019 from $589.4 million at June 30, 2018, and represented 63% and 65% of loans held for investment, respectively.  The balance of single-family loans held for investment increased $10.2 million, or 3%, to $325.0 million at June 30, 2019, from $314.8 million at June 30, 2018.

There were no loans held for sale at June 30, 2019 as compared to $96.3 million at June 30, 2018.  The decrease was primarily due to the Corporation’s decision to scale back the saleable single-family mortgage loan originations and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations.  Total loans originated for sale decreased $718.9 million, or 61%, to $467.1 million in fiscal 2019 from $1.19 billion in fiscal 2018.

Total deposits decreased $66.3 million, or 7%, to $841.3 million at June 30, 2019 from $907.6 million at June 30, 2018.  Time deposits decreased $44.5 million, or 19%, to $193.1 million at June 30, 2019 from $237.6 million at June 30, 2018; while transaction accounts decreased $21.9 million, or 3%, to $648.1 million at June 30, 2019 from $670.0 million at June 30, 2018. As of June 30, 2019 and 2018, the percentage of transaction accounts to total deposits was 77% and 74%, respectively. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits.

Borrowings, consisting of FHLB – San Francisco advances decreased $25.1 million, or 20%, to $101.1 million at June 30, 2019 from $126.2 million at June 30, 2018.  The decrease was due to the maturity of short-term advances and the prepayment of a long-term advance during fiscal 2019. The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 44 months at June 30, 2019, down from 46 months at June 30, 2018.

Total stockholders’ equity increased slightly to $120.6 million at June 30, 2019 from $120.5 million at June 30, 2018, primarily as a result of net income and the amortization of stock-based compensation benefits in fiscal 2019, partly offset by stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid to shareholders.

Comparison of Operating Results for the Years Ended June 30, 2019 and 2018

General.  The Corporation recorded net income of $4.4 million, or $0.58 per diluted share, for the fiscal year ended June 30, 2019, up $2.3 million, or 109%, from $2.1 million, or $0.28 per diluted share, for the fiscal year ended June 30, 2018. The increase in net income in fiscal 2019 was primarily attributable to the $1.8 million net tax charge resulting from the revaluation of net deferred tax assets consistent with the Tax Act recorded in fiscal 2018 and not replicated in fiscal 2019, while a decrease in non-interest expense and an increase in net interest income, was virtually offset by a decrease in non-interest income. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved slightly to 89% in fiscal 2019 from 91% in fiscal 2018. Return on average assets in fiscal 2019 increased to 0.39% from 0.18% in fiscal 2018 and return on average stockholders' equity in fiscal 2019 increased to 3.63% from 1.73% in fiscal 2018.

Net Interest Income.  Net interest income increased $1.9 million, or 5%, to $38.2 million in fiscal 2019 from $36.3 million in fiscal 2018.  This increase resulted from an increase in the net interest margin, partly offset by a decrease in the average balance of interest-earning assets. The net interest margin increased 28 basis points to 3.47% in fiscal 2019 from 3.19% in fiscal 2018, due to a 28 basis point increase in the average yield on interest-earning assets, partially offset by a one basis point increase in the average cost of interest-bearing liabilities. The average balance of interest-earning assets decreased $39.2 million, or 3%, to $1.10 billion in fiscal 2019 from $1.14 billion in fiscal 2018.

Interest Income.  Total interest income increased $1.7 million, or 4%, to $44.4 million for fiscal 2019 from $42.7 million for fiscal 2018.  The increase was primarily due to higher interest income on investment securities and interest-earning deposits. The average yield on interest-earning assets increased 28 basis points to 4.03% in fiscal 2019 from 3.75% in fiscal 2018.

Interest income on loans receivable increased $76,000 to $40.1 million in fiscal 2019 from $40.0 million in fiscal 2018. This increase was attributable to a higher average loan yield, partly offset by a lower average loan balance. The average loan yield, including loans held for sale, during fiscal 2019 increased 27 basis points to 4.33% from 4.06% in fiscal 2018. The average balance of loans receivable decreased $60.8 million, or 6%, to $926.0 million during fiscal 2019 from $986.8 million during fiscal 2018. The average balance of loans held for sale decreased $42.6 million, or 48%, to $46.3 million for fiscal 2019 from $88.9 million in fiscal 2018 while the average yield on loans held for sale increased 59 basis points to 4.69% in fiscal 2019 from 4.10% in fiscal 2018. The average balance of loans held for investment decreased $18.2 million, or 2%, to $879.7 million in fiscal 2019 from $897.9 million in fiscal 2018 while the average yield on loans held for investment increased 26 basis points to 4.31% in fiscal 2019 from 4.05% in fiscal 2018.

Interest income from investment securities increased $698,000, or 52%, to $2.0 million in fiscal 2019 from $1.3 million in fiscal 2018. This increase was primarily a result of an increase in the average yield and, to a lesser extent, an increase in the average balance.  The average yield on investment securities increased 61 basis points to 2.09% during fiscal 2019 from 1.48% during fiscal 2018.  The increase in the average yield of investment securities was primarily attributable to the purchase of new investment securities with a higher average yield than the existing portfolio and the upward repricing of adjustable rate mortgage-backed securities, partly offset by an accelerated amortization of purchase premiums resulting from accelerated principal payments. The average balance of investment securities increased $7.2 million, or 8%, to $97.9 million in fiscal 2019 from $90.7 million in fiscal 2018 as a result of new purchases of investment securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.  During fiscal 2019, the Bank purchased $39.7 million of mortgage-backed securities with an average yield of 3.01% and did not sell any investment securities.

During fiscal 2019, the Bank received $707,000 of cash dividends from its FHLB - San Francisco stock, an increase of $139,000 or 24% from the $568,000 of cash dividends received in fiscal 2018.  The increase in cash dividends was due primarily to a special cash dividend received in the second quarter of fiscal 2019 that did not occur in fiscal 2018, and as a result, the average yield increased 163 basis points to 8.62% in fiscal 2019 from 6.99% in fiscal 2018.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, increased $753,000, or 96%, to $1.5 million in fiscal 2019 from $784,000 in fiscal 2018, due to a higher average yield and, to a lesser extent, a higher average balance. The average yield increased 79 basis points to 2.24% in fiscal 2019 from 1.45% in fiscal 2018, resulting from increases in the target federal funds interest rate.  The average balance of interest-earning deposits increased $14.4 million, or 27%, to $67.8 million in fiscal 2019 from $53.4 million in fiscal 2018, due primarily to the decreases in loans held for sale (attributable to the Corporation’s decision to reduce single-family loans originated for sale) and loans held for investment, partly offset by decreases in customer deposits and borrowings.

Interest Expense.  Total interest expense for fiscal 2019 was $6.2 million as compared to $6.4 million for fiscal 2018, a decrease of $204,000, or 3%.  This decrease was primarily attributable to a lower interest expense on deposits, particularly in time deposits, and borrowings. The average balance of interest-bearing liabilities decreased $39.7 million or 4% to $989.7 million during fiscal 2019 as compared to $1.03 billion during fiscal 2018. This decrease was attributable to declines in the average balance of both deposits and borrowings. The average cost of interest-bearing liabilities was 0.63% during fiscal 2019, up one basis point from 0.62% during fiscal 2018. The slight increase in the average cost of liabilities was primarily due to a higher average cost of borrowings.

Interest expense on deposits for fiscal 2019 was $3.4 million as compared to $3.5 million for the same period of fiscal 2018, a decrease of $114,000, or 3%.  The decrease in interest expense on deposits was primarily attributable to a lower average balance.  The average balance of deposits decreased $35.2 million, or 4%, to $880.1 million during fiscal 2019 from $915.3 million during fiscal 2018. The average balance of time deposits decreased by $31.2 million, or 12%, to $220.4 million in fiscal 2019 from $251.6 million in fiscal 2018. The decrease in the average balance of time deposits was much larger than the decrease in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts decreased $4.0 million, or 1%, to $659.7 million in fiscal 2019 from $663.7 million in fiscal 2018. The average balance of transaction accounts to total deposits in the fiscal 2019 was 75%, compared to 73% in fiscal 2018. The average cost of deposits remained unchanged at 0.38% for both fiscal 2019 and 2018. The average cost of transaction accounts also remained unchanged at 0.15% for both fiscal 2019 and 2018; while the average cost of time deposits in fiscal 2019 was 1.08%, up nine basis points, from 0.99% in fiscal 2018.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2019 decreased $90,000, or 3%, to $2.8 million as compared to $2.9 million in fiscal 2018.  The decrease in interest expense on borrowings was due primarily to a lower average balance, partly offset by a slightly higher average cost. The average balance of borrowings decreased $4.4 million, or 4%, to $109.6 million during fiscal 2019 from $114.0 million during fiscal 2018. The average cost of borrowings increased to 2.58% in fiscal 2019 from 2.56% in fiscal 2018, an increase of two basis points. The increase in the average cost of borrowings was primarily due to the maturity of short-term advances and an early payoff of a long-term advance with a lower average cost in fiscal 2019.

Provision (Recovery) for Loan Losses.  During fiscal 2019, the Corporation recorded a recovery from the allowance for loan losses of $475,000, as compared to a $536,000 recovery from the allowance for loan losses during fiscal 2018, a $61,000 or 11% decrease.  The recovery from the allowance for loan losses in fiscal 2019 was primarily attributable to a decrease in loans held for investment and a relatively low balance of non-performing loans, while maintaining a relatively stable credit risk profile, as reflected in our asset quality ratios described below. The allowance for loan losses decreased $309,000, or 4%, to $7.1 million at June 30, 2019 from $7.4 million at June 30, 2018.

Non-performing assets (net of the collectively evaluated allowances and individually evaluated allowances), with underlying collateral primarily located in Southern California, decreased $745,000 or 11% to $6.2 million, or 0.57% of total assets, at June 30, 2019, compared to $7.0 million, or 0.59% of total assets, at June 30, 2018.  Non-performing loans at June 30, 2019 increased $161,000 or 3% since June 30, 2018 to $6.2 million and were comprised of 20 single-family loans ($5.2 million), one construction loan ($971,000) and one commercial business loan ($41,000).  There were no REO assets at June 30, 2019, as compared to $906,000 at June 30, 2018.  As of June 30, 2019, 70%, or $4.4 million of non-performing loans have a current payment status. Net loan recoveries in fiscal 2019 were $166,000 or 0.02% of average loans receivable, compared to net loan charge-offs of $118,000 or 0.01% of average loans receivable in fiscal 2018.

Classified assets at June 30, 2019 were $16.2 million, comprised of $8.6 million in the special mention category, $7.6 million in the substandard category and no outstanding REO.  Classified assets at June 30, 2018 were $15.8 million, comprised of $7.5 million in the special mention category, $7.4 million in the substandard category and $906,000 in REO. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

No loans were modified from their original terms in fiscal 2019, while there were two loans that were modified or restructured from their original terms in fiscal 2018. The outstanding balance of restructured loans at June 30, 2019 was $3.8 million (eight loans), down 27 percent from $5.2 million (11 loans) at June 30, 2018. As of June 30, 2019, one restructured loan was classified as special mention and remains on accrual status ($437,000), one restructured loan was classified as substandard and remains on accrual status ($1.4 million) and six restructured loans were classified as substandard on non-accrual status ($1.9 million).  As of June 30, 2019, 63%, or $2.4 million of the restructured loans have a current payment status, consistent with their modified payment terms.  During fiscal 2019, no restructured loans were in default within a 12-month period subsequent to their original restructuring while one restructured loan totaling $56,000 was extended beyond the initial maturity date of the modification.

The allowance for loan losses was $7.1 million at June 30, 2019, or 0.80% of gross loans held for investment, compared to $7.4 million, or 0.81% of gross loans held for investment at June 30, 2018.  The allowance for loan losses at June 30, 2019 includes $130,000 of individually evaluated allowances, compared to $157,000 of individually evaluated allowances at June 30, 2018.    Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2019.  For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

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

Non-Interest Income.  Total non-interest income decreased $9.4 million, or 43%, to $12.5 million in fiscal 2019 from $21.9 million in fiscal 2018. The decrease was primarily attributable to decreases in the gain on sale of loans and loan servicing and other fees.

The net gain on sale of loans decreased $8.7 million, or 55%, to $7.1 million for fiscal 2019 from $15.8 million in fiscal 2018.  The decrease was a result of a lower volume of loans originated for sale, partly offset by a higher average loan sale margin.  The decrease in the volume of loans originated for sale was consistent with the Corporation’s business decision to scale back the single-family loan originations for sale and improve on its efforts to increase the volume of single-family loan originations held for investment.  Total loan sale volume, which includes the net change in commitments to extend credit on loans to be held for sale, was $410.7 million in fiscal 2019 as compared to $1.15 billion in fiscal 2018, down $741.0 million or 64%. The average loan sale margin during fiscal 2019 was 1.73% as compared to 1.37% in fiscal 2018, an increase of 36 basis points.  The improvement in the average loan sale margin was the result of market conditions and a higher percentage of retail loan originations, which typically have a higher loan sale margin, as compared to wholesale loan originations. The total retail loan originations as a percentage of total loans originated for sale during fiscal 2019 was 64%, up from 57% in fiscal 2018. The gain on sale of loans includes an unfavorable fair-value adjustment on loans held for sale and derivative financial instruments (commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts) that amounted to a net loss of $2.9 million  and $2.1 million in fiscal 2019 and 2018, respectively.

Loan servicing and other fees decreased $524,000, or 33%, to $1.1 million for fiscal 2019 from $1.6 million in fiscal 2018. The decrease was attributable primarily to lower loan prepayment fees and higher servicing asset impairments.

Non-Interest Expense.  Total non-interest expense in fiscal 2019 was $45.2 million, a decrease of $8.0 million, or 15%, as compared to $53.2 million in fiscal 2018. The decrease in non-interest expense was primarily attributable to decreases in salaries and employee benefits expense and other operating expenses, partly offset by an increase in equipment expense.

Salaries and employee benefits expense decreased $4.7 million, or 14%, to $30.1 million in fiscal 2019 from $34.8 million in fiscal 2018. The decrease in salaries and employee benefits was primarily due to lower incentive compensation costs and staff reductions related to lower saleable mortgage loan originations, consistent with the Corporation’s business decision to scale back the saleable single-family mortgage loan originations. Total loans originated and purchased for sale in fiscal 2019 was $467.1 million, down 61% from $1.19 billion in fiscal 2018. Total non-recurring salaries and employee benefits expenses of $1.7 million were recognized in fiscal 2019, which consist of severance and other personnel expenses.

Total equipment expense increased $898,000, or 57%, to $2.5 million in fiscal 2019 from $1.6 million in fiscal 2018.  The increase was primarily attributable to $758,000 of non-recurring charges related to termination, charge-off, or modification of data processing and other contractual arrangements, consistent with the Corporation’s business decision to scaling back the saleable single-family mortgage loan originations.

Other non-interest expense decreased $3.9 million, or 49%, to $4.1 million in fiscal 2019 from $8.0 million in fiscal 2018. The decrease was primarily attributable to the $3.4 million increase in litigation expenses recognized in fiscal 2018 and not replicated in fiscal 2019 (see Part I, Item 3. Legal Proceeding) and lower expenses related to reduced loan originations.

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

The Tax Act reduced the federal corporate income tax rate from a maximum 35% to a flat 21% as of January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced corporate federal income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 28.06%, which was based on the applicable federal corporate income tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment. The Corporation realized the full impact of the reduced statutory federal corporate income tax rate of 21% beginning in fiscal 2019.

The provision for income taxes was $1.5 million for fiscal 2019, representing an effective tax rate of 25.4%, as compared to $3.4 million in fiscal 2018, representing an effective tax rate of 61.4%.  The decline in the provision for income taxes was due primarily to the net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets (consistent with the Tax Act) recognized in fiscal 2018 and not replicated in fiscal 2019 and the application of the federal income tax rate of 21% in fiscal 2019 as compared to the blended rate of 28.06% in fiscal 2018, partly offset by an increase in net income before income taxes.

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
	Year Ended June 30,
	2019			2018			2017
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net(1)	$926,003	$40,092	4.33%	$986,815	$40,016	4.06%	$1,025,885	$40,249	3.92%
Investment securities	97,870	2,042	2.09%	90,719	1,344	1.48%	51,575	575	1.11%
FHLB – San Francisco stock	8,199	707	8.62%	8,126	568	6.99%	8,097	967	11.94%
Interest-earning deposits	67,816	1,537	2.24%	53,438	784	1.45%	81,027	626	0.76%

Total interest-earning assets	1,099,888	44,378	4.03%	1,139,098	42,712	3.75%	1,166,584	42,417	3.64%

Non interest-earning assets	30,778			32,905			32,003

Total assets	$1,130,666			$1,172,003			$1,198,587

Interest-bearing liabilities:
Checking and money market accounts(2)	$381,790	428	0.11%	$372,781	407	0.11%	$358,532	387	0.11%
Savings accounts	277,896	572	0.21%	290,959	595	0.20%	283,520	579	0.20%
Time deposits	220,432	2,381	1.08%	251,604	2,493	0.99%	290,080	2,842	0.98%

Total deposits	880,118	3,381	0.38%	915,344	3,495	0.38%	932,132	3,808	0.41%

Borrowings	109,558	2,827	2.58%	113,984	2,917	2.56%	117,329	2,871	2.45%

Total interest-bearing liabilities	989,676	6,208	0.63%	1,029,328	6,412	0.62%	1,049,461	6,679	0.64%

Non interest-bearing liabilities	19,288			19,392			16,828

Total liabilities	1,008,964			1,048,720			1,066,289

Stockholders’ equity	121,702			123,283			132,298
Total liabilities and stockholders’ equity	$1,130,666			$1,172,003			$1,198,587

Net interest income		$38,170			$36,300			$35,738

Interest rate spread(3)			3.40%			3.13%			3.00%
Net interest margin(4)			3.47%			3.19%			3.06%
Ratio of average interest- earning assets to average interest-bearing liabilities			111.14%			110.66%			111.16%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $1.2 million, $1.1 million and $874 for the years ended June 30, 2019, 2018 and 2017, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $84.1 million, $79.9 million and $72.9 million in fiscal 2019, 2018 and 2017, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Variance

The following tables set forth the effects of changing rates and volumes on interest income and expense of the Corporation for the period presented.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.  Please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Operating Results for the Years Ended June 30, 2019 and 2018” and Comparison of Operating Results for the Years Ended June 30, 2018 and 2017" of this Form 10-K.
	Year Ended June 30, 2019 Compared To Year Ended June 30, 2018 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$2,709	$(2,469)	$(164)	$76
Investment securities	548	106	44	698
FHLB – San Francisco stock	133	5	1	139
Interest-earning deposits	431	208	114	753
Total net change in income on interest-earning assets	3,821	(2,150)	(5)	1,666

Interest-bearing liabilities:
Checking and money market accounts	—	21	—	21
Savings accounts	29	(51)	(1)	(23)
Time deposits	225	(309)	(28)	(112)
Borrowings	24	(113)	(1)	(90)
Total net change in expense on interest-bearing liabilities	278	(452)	(30)	(204)
Net increase (decrease) in net interest income	$3,543	$(1,698)	$25	$1,870

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

Liquidity and Capital Resources

The Corporation's primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, proceeds from FHLB - San Francisco advances, and access to the discount window facility at the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank has been the origination and purchase of loans held for investment and loans held for sale.  During the fiscal years ended June 30, 2019 and 2018, the Bank originated loans in the amounts of $587.3 million and $1.37 billion, respectively, the majority of which were sold, as noted below.  In addition, the Bank purchased loans for investment from other financial institutions in fiscal 2019 and 2018 in the amounts of $51.1 million and $13.5 million, respectively.  Total loans sold in fiscal 2019 and 2018 were $559.0 million and $1.20 billion, respectively.  At June 30, 2019 and 2018, the Bank had loan origination commitments totaling $4.3 million and $66.3 million, respectively, with undisbursed loan funds of $6.6 million and $4.3 million, respectively.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2019 and 2018, the net decrease in deposits was $66.3 million and $18.9 million, respectively.  On June 30, 2019, time deposits that are scheduled to mature in one year or less were $106.1 million.  Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2019, total cash and cash equivalents were $70.6 million, or 6.5% of total assets.  Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs.  As of June 30, 2019, the remaining financing availability at FHLB - San Francisco was $275.2 million and the remaining unused collateral was $434.7 million.  In addition, the Bank has secured a $74.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $79.0 million.  The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2020.  As of June 30, 2019, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2019 increased to 20.7% from 14.9% during the same quarter ended June 30, 2018.  The increase in the liquidity ratio was due primarily to the increase in average qualifying liquid assets and the decline in average deposits and borrowings during the quarter ended June 30, 2019 in comparison to the quarter ended June 30, 2018.  The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco, Federal Reserve Bank of San Francisco and its correspondent bank.

The Bank, as a federally-chartered, federally insured savings bank, is subject to the capital requirements established by the OCC. Under the OCC's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. In addition, Provident Financial Holdings, Inc., as a savings and loan holding company registered with the FRB, is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements. Since the holding company has less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

At June 30, 2019, the Bank exceeded all regulatory capital requirements.  Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for Common Equity Tier 1 ("CET1") Capital, 8.0% for Tier 1 Capital and 10.0% for Total Capital are required to be deemed “well capitalized.” As of June 30, 2019, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 10.5%, 18.0%, 18.0% and 19.1%, respectively.

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

Impact of New Accounting Pronouncements

Various elements of the Corporation's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to an understanding of the financial statements of the Corporation.  These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan losses, the estimated fair value of derivative financial instruments and the valuation of mortgage servicing rights and real estate owned.  These policies and judgments, estimates and assumptions are described in greater detail in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled “Organization and Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these accounting policies, changes to the judgments, estimates and assumptions used could result in material differences in the results of operations or financial condition.

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

Interest Rate Risk.  The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates.  The Corporation, through the Corporation's Asset-Liability Committee, has sought to reduce the exposure of its earnings to changes in interest rates by managing the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by retaining loans with interest rates subject to periodic market adjustments.  In addition, the Corporation maintains a liquid investment portfolio primarily comprised of U.S. government agency MBS and government sponsored enterprise MBS.  The Corporation relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding which can be structured with favorable interest rate risk characteristics.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with maturity terms up to seven years.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. The current federal funds rate is 2.50 percent making an immediate change of -300 basis points improbable.

The following table sets forth as of June 30, 2019 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+300 bp	$227,236	$97,090	$1,182,584	19.22%	+742 bp
+200 bp	$199,418	$69,272	$1,160,389	17.19%	+539 bp
+100 bp	$167,306	$37,160	$1,134,099	14.75%	+295 bp
-	$130,146	$—	$1,102,969	11.80%	-
-100 bp	$116,842	$(13,304)	$1,094,979	10.67%	-113 bp
-200 bp	$120,618	$(9,528)	$1,099,778	10.97%	-83 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2019 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2019 and 2018:
	At June 30, 2019	At June 30, 2018
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.80%	10.24%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.67%	9.62%
Sensitivity Measure: Change in NPV Ratio	-113 bp	-62 bp

The pre-shock NPV ratio increased 156 basis points to 11.80 percent at June 30, 2019 from 10.24 percent at June 30, 2018 and the post-shock NPV ratio increased 105 basis points to 10.67 percent at June 30, 2019 from 9.62 percent at June 30, 2018.  The increase of the NPV ratios was primarily attributable to net income in the fiscal 2019 and a higher net valuation of total assets in comparison to total liabilities, partly offset by a $7.5 million cash dividend distribution from the Bank to the Corporation in September 2018.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the results described in the tables above.  It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults.  Changes in market interest rates may also affect the volume and profitability of the Corporation’s origination of saleable mortgage loans.  Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates.  Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Corporation, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of June 30, 2019:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of June 30, 2019
(Dollars In Thousands)	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$65,044	$—	$—	$5,588	$70,632
Investment securities	32,169	400	—	67,490	100,059
Loans held for investment	256,934	235,201	290,831	96,959	879,925
FHLB - San Francisco stock	8,199	—	—	—	8,199
Other assets	3,424	—	—	22,611	26,035
Total assets	365,770	235,601	290,831	192,648	1,084,850

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	90,184	90,184
Checking deposits - interest bearing	38,686	77,373	77,373	64,477	257,909
Savings deposits	52,877	105,755	105,755	—	264,387
Money market deposits	17,823	17,823	—	—	35,646
Time deposits	106,080	63,451	22,919	695	193,145
Borrowings	—	41,107	40,000	20,000	101,107
Other liabilities	345	—	—	21,486	21,831
Stockholders' equity	—	—	—	120,641	120,641
Total liabilities and stockholders' equity	215,811	305,509	246,047	317,483	1,084,850

Repricing gap positive (negative)	$149,959	$(69,908)	$44,784	$(124,835)	$—
Cumulative repricing gap:
Dollar amount	$149,959	$80,051	$124,835	$—	$—
Percent of total assets	14%	7%	12%	—%	—%

(1) Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The extent to which the net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest.  Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary.  As a result, the relationship between interest-earning assets and interest-bearing liabilities, as shown in the previous table, is only a general indicator of interest rate sensitivity and the effect of changing interest rates on net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the previous table.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:
•	The Corporation’s current balance sheet and repricing characteristics;
•	Forecasted balance sheet growth consistent with the business plan;
•	Current interest rates and yield curves and management estimates of projected interest rates;
•	Embedded options, interest rate floors, periodic caps and lifetime caps;
•	Repricing characteristics for market rate sensitive instruments;
•	Loan, investment, deposit and borrowing cash flows;
•	Loan prepayment estimates for each type of loan; and
•	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 and 200 basis points.

The following table describes the results of the analysis at June 30, 2019 and 2018:
At June 30, 2019		At June 30, 2018
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	6.85%	+300 bp	6.83%
+200 bp	4.39%	+200 bp	5.73%
+100 bp	2.36%	+100 bp	4.53%
-100 bp	(3.63)%	-100 bp	(3.98)%
-200 bp	(6.69)%	-200 bp	(10.61)%

At June 30, 2019 and 2018, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)  An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2019 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management Report on Internal Control Over Financial Reporting

This management report includes the subsidiary institution of Provident Financial Holdings, Inc. (the "Corporation"), Provident Savings Bank, F.S.B. which is subject to Part 363 in the statement of management's responsibilities; the report on management's assessment of compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions; and the report on management's assessment of internal control over financial reporting.

Management of the Corporation is responsible for preparing the Corporation’s annual consolidated financial statements in accordance with generally accepted accounting principles; for establishing and maintaining an adequate internal control structure and procedures for  financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP); and for complying with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions. The Corporation's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment of the Corporation's internal control over financial reporting was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which include controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP).

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that, as of June 30, 2019, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

The effectiveness of internal control over financial reporting as of June 30, 2019, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on the Corporation's internal control over financial reporting follows.

Management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2019.  Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2019.

Date: August 30, 2019
/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
 Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Provident Financial Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Corporation and our report dated August 30, 2019, expressed an unqualified opinion on those consolidated financial statements.

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
August 30, 2019

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2019:
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan:
Stock Options	33,500	$15.69		—
Restricted Stock	1,500	N/A		—
2010 Equity Incentive Plan:
Stock Options	323,250	$12.16		—
Restricted Stock	6,750	N/A		—
2013 Equity Incentive Plan:
Stock Options	214,000	$16.65		57,500
Restricted Stock	225,250	N/A		43,250

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	804,250	$12.77	(1)	100,750

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

3.1 (b)	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on December 1, 2014)

4.1	Form of Certificate of Provident's Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996))

4.2	Description of Capital Stock of Provident Financial Holdings, Inc.

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 7, 2009)

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

13	2019 Annual Report to Stockholders

14.0	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 30, 2019	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	August 30, 2019
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	August 30, 2019
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	August 30, 2019
Joseph P. Barr

/s/ Bruce W. Bennett	Director	August 30, 2019
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	August 30, 2019
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	August 30, 2019
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	August 30, 2019
Roy H. Taylor

/s/ William E. Thomas	Director	August 30, 2019
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Provident Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2019, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California
August 30, 2019

We have served as the Corporation’s auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)	June 30, 2019	June 30, 2018
Assets
Cash and cash equivalents	$70,632	$43,301
Investment securities - held to maturity, at cost	94,090	87,813
Investment securities – available for sale, at fair value	5,969	7,496
Loans held for investment, net of allowance for loan losses of $7,076 and $7,385, respectively; includes $5,094 and $5,234 of loans held at fair value, respectively)	879,925	902,685
Loans held for sale, at fair value	—	96,298
Accrued interest receivable	3,424	3,212
Real estate owned, net	—	906
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,199	8,199
Premises and equipment, net	8,226	8,696
Prepaid expenses and other assets	14,385	16,943

Total assets	$1,084,850	$1,175,549

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$90,184	$86,174
Interest-bearing deposits	751,087	821,424
Total deposits	841,271	907,598

Borrowings	101,107	126,163
Accounts payable, accrued interest and other liabilities	21,831	21,331
Total liabilities	964,209	1,055,092

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value (40,000,000 shares authorized; 18,081,365 and 18,033,115 shares issued; 7,486,106 and 7,421,426 shares outstanding, respectively)	181	181
Additional paid-in capital	94,351	94,957
Retained earnings	190,839	190,616
Treasury stock at cost (10,595,259 and 10,611,689 shares, respectively)	(164,891)	(165,507)
Accumulated other comprehensive income, net of tax	161	210

Total stockholders’ equity	120,641	120,457

Total liabilities and stockholders’ equity	$1,084,850	$1,175,549

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2019	2018
Interest income:
Loans receivable, net	$40,092	$40,016
Investment securities	2,042	1,344
FHLB – San Francisco stock	707	568
Interest-earning deposits	1,537	784
Total interest income	44,378	42,712

Interest expense:
Deposits	3,381	3,495
Borrowings	2,827	2,917
Total interest expense	6,208	6,412

Net interest income	38,170	36,300
Recovery from the allowance for loan losses	(475)	(536)
Net interest income, after recovery from the allowance for loan losses	38,645	36,836

Non-interest income:
Loan servicing and other fees	1,051	1,575
Gain on sale of loans, net	7,135	15,802
Deposit account fees	1,928	2,119
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(4)	(86)
Card and processing fees	1,568	1,541
Other	833	944
Total non-interest income	12,511	21,895

Non-interest expense:
Salaries and employee benefits(1)	30,149	34,821
Premises and occupancy(2)	5,038	5,134
Equipment expense(3)	2,474	1,576
Professional expense	1,864	1,912
Sales and marketing expense	980	1,039
Deposit insurance premium and regulatory assessments	590	749
Other(4)	4,141	7,973
Total non-interest expense	45,236	53,204

Income before income taxes	5,920	5,527
Provision for income taxes(5)	1,503	3,396
Net income	$4,417	$2,131
Basic earnings per share	$0.59	$0.28
Diluted earnings per share	$0.58	$0.28
Cash dividends per share	$0.56	$0.56

(1)	Includes $1.7 million of non-recurring expenses related to scaling back of the origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019.
(2)	Includes $0.3 million of non-recurring expenses related to scaling back of the origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019.
(3)	Includes $0.8 million of non-recurring expenses related to scaling back of the origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019.
(4)	Includes $3.4 million of litigation settlement expenses for the fiscal year ended June 30, 2018.
(5)
Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Cuts and Jobs Act of 2017 ("Tax Act") for the fiscal year ended June 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2019	2018
Net income	$4,417	$2,131

Change in unrealized holding losses on securities available for sale and interest-only strips	(70)	(137)
Reclassification of losses to net income	—	41
Other comprehensive loss, before income tax benefit	(70)	(96)
Income tax benefit(1)	(21)	(36)
Other comprehensive loss	(49)	(60)
Total comprehensive income	$4,368	$2,071

(1) Includes income tax benefit from the reclassification of losses to net income.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Compre- hensive Income (Loss),
(In Thousands, Except Share Information)	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2017	7,714,052	180	93,209	192,754	(158,142)	229	128,230

Net income				2,131			2,131
Other comprehensive loss				(41)		(19)	(60)
Purchase of treasury stock (1)	(386,876)				(7,347)		(7,347)
Forfeiture of restricted stock			18		(18)		—
Distribution of restricted stock	10,500						—
Amortization of restricted stock			589				589
Exercise of stock options	83,750	1	676				677
Stock options expense			465				465
Cash dividends(2)				(4,228)			(4,228)
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

Net income				4,417			4,417
Other comprehensive loss						(49)	(49)
Purchase of treasury stock (1)	(73,070)				(1,412)		(1,412)
Distribution of restricted stock	89,500						—
Amortization of restricted stock			515				515
Award of restricted stock			(2,028)		2,028		—
Exercise of stock options	48,250		553				553
Stock options expense			354				354
Cash dividends(2)				(4,194)			(4,194)
Balance at June 30, 2019	7,486,106	181	94,351	190,839	(164,891)	161	120,641

(1)	Includes the repurchase of 21,071 shares and 3,291 shares of distributed restricted stock in fiscal 2019 and 2018, respectively in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.56 per share were paid in both fiscal 2019 and 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2019	2018
Cash flows from operating activities:
Net income	$4,417	$2,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,075	3,130
Recovery from the allowance for loan losses	(475)	(536)
Recovery of losses on real estate owned	—	(561)
Gain on sale of loans, net	(7,135)	(15,802)
(Gain) loss on sale of real estate owned, net	(9)	558
Stock-based compensation	869	1,054
Provision for deferred income taxes	650	165
Increase in accounts payable, accrued interest and other liabilities	1,865	2,174
Decrease (increase) in prepaid expenses and other assets	774	(824)
Loans originated for sale	(467,094)	(1,185,996)
Proceeds from sale of loans	570,154	1,222,493
Net cash provided by operating activities	107,091	27,986

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	22,479	(223)
Purchase of investment securities held to maturity	(40,682)	(54,148)
Maturity of investment securities held to maturity	800	200
Principal payments from investment securities held to maturity	32,765	25,497
Principal payments from investment securities available for sale	1,463	1,734
Purchase of FHLB – San Francisco stock	—	(91)
Proceeds from sale of real estate owned	915	2,635
Purchase of premises and equipment	(449)	(2,909)
Net cash provided by (used for) investing activities	17,291	(27,305)

(Continued)

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2019	2018
Cash flows from financing activities:
Decrease in deposits, net	(66,327)	(18,923)
Proceeds from long-term borrowings	—	10,000
Repayments of long-term borrowings	(10,056)	(10,063)
Repayments of short-term borrowings, net	(15,000)	—
Treasury stock purchases	(1,412)	(7,347)
Proceeds from exercise of stock options	553	677
Withholding taxes on stock-based compensation	(615)	(322)
Cash dividends	(4,194)	(4,228)
Net cash used for financing activities	(97,051)	(30,206)

Net increase (decrease) in cash and cash equivalents	27,331	(29,525)
Cash and cash equivalents at beginning of year	43,301	72,826
Cash and cash equivalents at end of year	$70,632	$43,301
Supplemental information:
Cash paid for interest	$6,221	$6,410
Cash paid for income taxes	$1,555	$2,765
Transfer of loans held for sale to held for investment	$1,909	$1,692
Real estate acquired in the settlement of loans	$—	$2,171

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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

The Corporation has determined that it operates in one business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating single-family, multi-family, commercial real estate, construction and,  to a lesser extent, other mortgage, commercial business and consumer loans for investment/its loan portfolio.  Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California.  Additional activities include originating saleable single-family loans, primarily fixed-rate first mortgages.  Loans are primarily originated and purchased in Southern and Northern California.

Use of estimates
The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”).  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the loan repurchase reserve and the valuation of investment securities, loans held for sale, loans held for investment at fair value, deferred tax assets, loan servicing assets, real estate owned, derivative financial instruments and deferred compensation costs.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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

Loans held for investment
Loans held for investment consist of long-term adjustable rate loans secured by first trust deeds on single-family residences.  Additionally, multi-family and commercial real estate loans secured by commercial property, land and other residential properties have become a substantial part of loans held for investment and comprised of 63% and 65% of total loans held for investment at June 30, 2019 and 2018, respectively. These loans are generally offered to customers and businesses located in California.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which requires that losses be accrued for non-performing loans that may be determined on an individually evaluated basis or based on an aggregated pooling method. The allowance has two components: collectively evaluated allowances and individually evaluated allowances.  Each of these components is based upon estimates that can change over time.  The allowance is based on historical experience and, as a result, can differ from actual losses incurred in the future.  Additionally, differences may result from qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The historical data is reviewed at least quarterly and adjustments are made as needed.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb probable losses inherent in loans held for investment. Various techniques are used to arrive at an individually evaluated allowance, including discounted cash

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.

Loans originated and held for sale
Mortgage loans are originated for both investment and sale to the secondary market.  Since the Corporation is primarily a single-family adjustable-rate mortgage (“ARM”) lender for its own loan portfolio, a high percentage of fixed-rate loans are originated for sale to institutional investors. Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in (a) Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and Orange, Los Angeles, San Diego and other surrounding counties and (b) Northern California, primarily Alameda, Placer, San Luis Obispo and other surrounding counties.  The loans have been hedged with loan sale commitments, TBA MBS trades and option contracts.  The loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.

The Corporation adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” and elected the fair value option (ASC 825, “Financial Instruments”) on loans held for sale.  ASC 825 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings.  The option may be applied instrument by instrument, but it is irrevocable.  The Corporation has elected the fair value option on loans held for sale and believes the fair value option most closely aligns the timing of the recognition of non-interest income and non-interest expense.  Fair value is generally determined by measuring the value of outstanding loan sale commitments in comparison to investors’ current yield requirements as calculated on the aggregate loan basis.  Loans are generally sold without recourse, other than standard representations and warranties.  A high percentage of loans are sold on a servicing released basis.  In some transactions, the Corporation may retain the servicing rights in order to generate servicing income.  Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan’s contractual interest rate.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2019, the Bank serviced $9.7 million of loans under this program and has established a recourse liability of $50,000 as compared to $11.8 million of loans serviced and a recourse liability of $83,000 at June 30, 2018.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2019 and 2018, the Bank repurchased $948,000 and $602,000 of single-family loans, respectively.  No other repurchase requests, which did not result in the repurchase of the loan itself, were settled in fiscal 2019 and 2018.  In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $200,000 for loans sold to other investors as of both, June 30, 2019 and 2018.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Activity in the recourse liability for the years ended June 30, 2019 and 2018 was as follows:
	For Year Ended June 30,
(In Thousands)	2019	2018
Balance, beginning of year	$283	$305
Recourse recovery	(33)	(22)
Balance, end of the year	$250	$283

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2019 and 2018 were $96,000 and $648,000, respectively.  As of June 30, 2019 and 2018, the Bank’s estimated liability was $25,000 and $113,000, respectively, for future loan sale premium refunds.

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
June 30, 2019

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
June 30, 2019

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2019 and 2018, the estimated deferred tax asset was $3.5 million and $4.2 million, respectively.  The Corporation maintains net deferred tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains, among other items.  The decrease in the net deferred tax asset resulted primarily from items related to loss reserves and unpaid litigation expense, partly offset by increases in PBM rescaling costs and decreases in unrealized gains and losses on assets measured at fair value.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2019 or 2018.

Bank owned life insurance (“BOLI”)
ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Corporation adopted ASC 715-60-35 using the latter option, i.e., based on the future death benefit.  The Bank purchases BOLI policies on the lives of certain executive officers while they are employed by the Bank and is the owner and beneficiary of the policies.  The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs.  The Bank records these BOLI policies within prepaid expenses and other assets in the Consolidated Statements of Financial Condition at each

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

policy’s respective cash surrender value, with net changes recorded in other non-interest income in the Consolidated Statements of Operations.

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

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. As of June 30, 2019, a total of 51,999 shares of common stock were purchased during fiscal 2019 at an average cost of $19.74 per share, and 321,001 shares remain available for future repurchase pursuant to the Corporation’s April 2018 stock repurchase plan. In addition, the Corporation purchased 21,071 shares of distributed restricted stock in settlement of employees' withholding tax obligations.

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

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Stock-based compensation expense, inclusive of restricted stock expense, recognized in the consolidated statements of operations for the years ended June 30, 2019 and 2018 was $869,000 and $1.1 million, respectively.

Employee Stock Ownership Plan ("ESOP")
The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date.  A total of $515,000 and $589,000 of restricted stock was amortized during fiscal 2019 and 2018, respectively.

Post-retirement benefits
The estimated obligation for post-retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

of Financial Condition.  Effective July 1, 2003, the Corporation discontinued the post -retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2019 and 2018, the accrued liability for post-retirement benefits was $196,000 and $204,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

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

Accounting standard updates (“ASU”)

ASU 2015-14:
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)," which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Management adopted the new guidance on July 1, 2018. The adoption of this ASU did not have a material impact on the Corporation’s Consolidated Financial Statements. See Note 17 for additional discussion.

ASU 2016-02:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with an initial  term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. This ASU will be effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein, early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which allows entities the option of initially applying the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU 2019-01, Codification Improvements. The amendments in this update include the following items: (i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (ii) requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities; and (iii) clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The effective date and transition requirements for the third item of this ASU are the same as ASU 2016-02. The Corporation plans to adopt these ASUs on July 1, 2019 utilizing the transition method allowed under ASU 2018-11 and will not restate comparative periods. The Corporation will also elect to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. The Corporation expects the adoption of these ASUs will result in an increase in premises and equipment and an increase in other liabilities of approximately $3.3 million.  The Corporation does not expect the adoption of these ASUs to have a material impact on the Corporation’s Consolidated Financial Statements.

ASU 2016-13:
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the initial guidance in November 2018, ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, ASU 2019-05 Financial Instruments—Credit Losses, Topic 326, all of which clarifies codification and corrects unintended application of the guidance. This ASU requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. ASU 2019-05 allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. These ASUs will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, however, the FASB board proposed in July 2019 extending the adoption date for certain SEC filers, including the Corporation, to fiscal years beginning after December 15, 2022 The Corporation is evaluating its current expected loss methodology of its loan and investment portfolios to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to its allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings upon adoption. The Corporation is in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio to ensure the Corporation is fully compliant with these ASUs at the adoption date and is evaluating the potential impact adoption of this ASU will have on the Corporation’s Consolidated Financial Statements.

ASU 2017-07:
In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.”  This ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost as defined in paragraphs 715-30-35-4 and

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  Management adopted the new guidance on July 1, 2018. The Corporation’s adoption of this ASU did not have a material impact on the Corporation’s Consolidated Financial Statements.

ASU 2018-13:
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness. The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. The guidance will be effective beginning January 1, 2020, with early adoption permitted. The guidance only affects disclosures in the notes to the consolidated financial statements and will not otherwise affect the Corporation’s Consolidated Financial Statements.

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2019 and 2018 were as follows:
June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$90,394	$1,289	$(14)	$91,669	$90,394
U.S. SBA securities(1)	2,896	—	(6)	2,890	2,896
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$94,090	$1,289	$(20)	$95,359	$94,090

Available for sale
U.S. government agency MBS	$3,498	$116	$(1)	$3,613	$3,613
U.S. government sponsored enterprise MBS	1,998	89	—	2,087	2,087
Private issue CMO(2)	261	8	—	269	269
Total investment securities - available for sale	$5,757	$213	$(1)	$5,969	$5,969
Total investment securities	$99,847	$1,502	$(21)	$101,328	$100,059

(1)	Small Business Administration ("SBA").
(2)	Collateralized Mortgage Obligations (“CMO”).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$84,227	$203	$(762)	$83,668	$84,227
U.S. SBA securities(1)	2,986	—	(15)	2,971	2,986
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$87,813	$203	$(777)	$87,239	$87,813

Available for sale
U.S. government agency MBS	$4,234	$150	$—	$4,384	$4,384
U.S. government sponsored enterprise MBS	2,640	122	—	2,762	2,762
Private issue CMO(2)	346	4	—	350	350
Total investment securities - available for sale	$7,220	$276	$—	$7,496	$7,496
Total investment securities	$95,033	$479	$(777)	$94,735	$95,309

(1)	Small Business Administration ("SBA").
(2)	Collateralized Mortgage Obligations (“CMO”).

In fiscal 2019 and 2018, the Corporation received MBS principal payments of $34.2 million and $27.2 million, respectively and did not sell any investment securities.  The Corporation purchased mortgage-backed securities totaling $39.9 million and $53.9 million during fiscal 2019 and 2018, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

As of June 30, 2019 and 2018, the Corporation held investments with unrealized loss position of $21,000 and $777,000, respectively.
As of June 30, 2019	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$6,507	$8	$1,657	$6	$8,164	$14
U.S. SBA securities	—	$—	2,883	6	2,883	6
Total investment securities – held to maturity	$6,507	$8	$4,540	$12	$11,047	$20

Available for sale
U.S. government agency MBS	$289	$1	$—	$—	$289	$1
Total investment securities – available for sale	$289	$1	$—	$—	$289	$1
Total investment securities	$6,796	$9	$4,540	$12	$11,336	$21

As of June 30, 2018	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$47,045	$762	$—	$—	$47,045	$762
U.S. SBA securities	2,964	15	—	—	2,964	15
Total investment securities	$50,009	$777	$—	$—	$50,009	$777

As of June 30, 2019, the Corporation had investment securities with unrealized holding losses of $9,000 that were less than 12 months and $12,000 that were in an unrealized loss position for more than 12 months, as compared to investment securities at June 30, 2018 with unrealized holding losses of $777,000 that were less than 12 months. The unrealized loss at June 30, 2019 was attributable to one U.S. government agency MBS, three U.S. government sponsored enterprise MBS and one U.S. SBA security and, based on the nature of the investments, management concluded that such unrealized losses were not other than temporary; while the unrealized loss at June 30, 2018 was attributable to 13 U.S. government sponsored enterprise MBS and one U.S. SBA security, and based on the nature of the investments, management concluded that such unrealized losses were not other than temporary.  The Corporation does not believe that there was any OTTI at June 30, 2019 and 2018.  At each of these dates, the Corporation intended and had the ability to hold the investment securities and was not likely to be required to sell the securities before realizing a full recovery.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Contractual maturities of investment securities as of June 30, 2019 and 2018 were as follows:
	June 30, 2019		June 30, 2018
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$400	$400	$600	$600
Due after one through five years	32,584	32,728	24,961	24,569
Due after five through ten years	35,306	36,090	22,847	22,477
Due after ten years	25,800	26,141	39,405	39,593
Total investment securities - held to maturity	$94,090	$95,359	$87,813	$87,239

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	5,757	5,969	7,220	7,496
No stated maturity (common stock)	—	—	—	—
Total investment securities - available for sale	$5,757	$5,969	$7,220	$7,496
Total investment securities	$99,847	$101,328	$95,033	$94,735

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2019 and 2018 :
(In Thousands)	June 30, 2019	June 30, 2018
Mortgage loans:
Single-family	$324,952	$314,808
Multi-family	439,041	476,008
Commercial real estate	111,928	109,726
Construction	4,638	3,174
Other	167	167
Commercial business loans	478	500
Consumer loans	134	109
Total loans held for investment, gross	881,338	904,492

Advance payments of escrows	53	18
Deferred loan costs, net	5,610	5,560
Allowance for loan losses	(7,076)	(7,385)
Total loans held for investment, net	$879,925	$902,685

The following table sets forth information at June 30, 2019 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 2% of loans held for investment at both June 30, 2019 and June 30, 2018.  Adjustable rate loans having no stated repricing date that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.
	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$97,426	$38,371	$117,809	$59,230	$12,116	$324,952
Multi-family	116,357	164,462	135,239	22,795	188	439,041
Commercial real estate	40,053	32,331	37,815	1,280	449	111,928
Construction	3,919	—	—	60	659	4,638
Other	—	—	—	—	167	167
Commercial business loans	122	—	—	—	356	478
Consumer loans	134	—	—	—	—	134
Total loans held for investment, gross	$258,011	$235,164	$290,863	$83,365	$13,935	$881,338

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:
	June 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$314,036	$435,177	$111,001	$3,667	$167	$429	$134	$864,611
Special Mention	3,795	3,864	927	—	—	—	—	8,586
Substandard	7,121	—	—	971	—	49	—	8,141
Total loans held for investment, gross	$324,952	$439,041	$111,928	$4,638	$167	$478	$134	$881,338

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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
June 30, 2019

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Year Ended June 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385
Provision (recovery) for loan losses	(241)	(273)	20	14	—	—	5	(475)
Recoveries	198	—	—	—	—	2	—	200
Charge-offs	(31)	—	—	—	—	—	(3)	(34)
Allowance for loan losses, end of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076

Allowance:
Individually evaluated for impairment	$122	$—	$—	$—	$—	$8	$—	$130
Collectively evaluated for impairment	2,587	3,219	1,050	61	3	18	8	6,946
Allowance for loan losses, end of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076

Gross Loans:
Individually evaluated for impairment	$5,199	$—	$—	$971	$—	$49	$—	$6,219
Collectively evaluated for impairment	319,753	439,041	111,928	3,667	167	429	134	875,119
Total loans held for investment, gross	$324,952	$439,041	$111,928	$4,638	$167	$478	$134	$881,338
Allowance for loan losses as a percentage of gross loans held for investment	0.83%	0.73%	0.94%	1.32%	1.80%	5.44%	5.97%	0.80%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

	Year Ended June 30, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$3,601	$3,420	$879	$96	$—	$36	$7	$8,039
Provision (recovery) for loan losses	(704)	72	151	(49)	3	(12)	3	(536)
Recoveries	278	—	—	—	—	—	—	278
Charge-offs	(392)	—	—	—	—	—	(4)	(396)
Allowance for loan losses, end of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385

Allowance:
Individually evaluated for impairment	$151	$—	$—	$—	$—	$6	$—	$157
Collectively evaluated for impairment	2,632	3,492	1,030	47	3	18	6	7,228
Allowance for loan losses, end of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385

Gross Loans:
Individually evaluated for impairment	$7,072	$—	$—	$—	$—	$70	$—	$7,142
Collectively evaluated for impairment	307,736	476,008	109,726	3,174	167	430	109	897,350
Total loans held for investment, gross	$314,808	$476,008	$109,726	$3,174	$167	$500	$109	$904,492
Allowance for loan losses as a percentage of gross loans held for investment	0.88%	0.73%	0.94%	1.48%	1.80%	4.80%	5.50%	0.81%

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:
	Year Ended June 30,
(In Thousands)	2019	2018
Balance, beginning of year	$7,385	$8,039
Recovery from the allowance for loan losses	(475)	(536)
Recoveries	200	278
Charge-offs	(34)	(396)
Balance, end of year	$7,076	$7,385

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

dependent loans, current appraisals less costs to sell to establish realizable value.  These analysis may identify a specific impairment amount needed or may conclude that no reserve is needed.  Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.
	At or For the Year Ended June 30, 2019
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$2,640	$—	$2,640	$(434)	$2,206	$1,583	$110
Without a related allowance(2)	3,518	(518)	3,000	—	3,000	4,301	293
Total single-family	6,158	(518)	5,640	(434)	5,206	5,884	403

Construction:
Without a related allowance(2)	971	—	971	—	971	664	—
Total commercial real estate	971	—	971	—	971	664	—

Commercial business loans:
With a related allowance	49	—	49	(8)	41	58	5
Total commercial business loans	49	—	49	(8)	41	58	5

Total non-performing loans	$7,178	$(518)	$6,660	$(442)	$6,218	$6,606	$408

(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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

At June 30, 2019 and 2018, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing, except for one construction loan with undisbursed loan funds of $1.0 million at June 30, 2019.

During the fiscal years ended June 30, 2019 and 2018, the Corporation’s average investment in non-performing loans was $6.6 million and $7.7 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal year ended June 30, 2019, the Bank received $574,000 in interest payments from non-performing loans and $408,000 was recognized as interest income. The remaining $166,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the fiscal year ended June 30, 2018, the Bank received $564,000 in interest payments from non-performing loans and $272,000 was recognized as interest income. The remaining $292,000 was applied to reduce the loan balances under the cost recovery method.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The following tables denote the past due status of the Corporation's loans held for investment, gross, at the dates indicated.
	June 30, 2019
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$318,671	$660	$5,621	$324,952
Multi-family	439,041	—	—	439,041
Commercial real estate	111,928	—	—	111,928
Construction	3,667	—	971	4,638
Other	167	—	—	167
Commercial business loans	429	—	49	478
Consumer loans	129	5	—	134
Total loans held for investment, gross	$874,032	$665	$6,641	$881,338

(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2018
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$307,863	$804	$6,141	$314,808
Multi-family	476,008	—	—	476,008
Commercial real estate	109,726	—	—	109,726
Construction	3,174	—	—	3,174
Other	167	—	—	167
Commercial business loans	430	—	70	500
Consumer loans	108	1	—	109
Total loans held for investment, gross	$897,476	$805	$6,211	$904,492

(1)  All loans 90 days or greater past due are placed on non-accrual status.

For the fiscal year ended June 30, 2019, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; three loans were upgraded to the pass category; one loan was paid off; and no loans were converted to real estate owned.  For the fiscal year ended June 30, 2018, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; two loans (previously modified) were downgraded; while two loans were upgraded to the pass category; and one loan was converted to a real estate owned.  During the fiscal years ended June 30, 2019 and 2018, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2019, there was one restructured loan of $56,000 that was extended beyond the initial maturity of the modification; while in fiscal 2018, there were no restructured loans that were extended beyond the initial maturity of the modification.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

As of June 30, 2019, the net outstanding balance of the Corporation’s eight restructured loans was $3.8 million:  one was classified as special mention and remains on accrual status ($437,000); one was classified as substandard on accrual status ($1.4 million); and six were classified as substandard on non-accrual status ($1.9 million).  As of June 30, 2019, $2.4 million, or 63 percent, of the restructured loans were current with respect to their payment status.  As of June 30, 2018, the net outstanding balance of the Corporation’s 11 restructured loans was $5.2 million: one loan was classified as special mention on accrual status ($389,000); one was classified as substandard on accrual status ($1.4 million); and nine loans were classified as substandard ($3.4 million, all on non-accrual status).  As of June 30, 2018, $2.9 million, or 56 percent, of the restructured loans had a current payment status, consistent with modified their terms. At both June 30, 2019 and June 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2019 and 2018 :
	At June 30,
(In Thousands)	2019	2018
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$1,891	$3,328
Commercial business loans	41	64
Total	1,932	3,392

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,861	1,788
Total	1,861	1,788
Total restructured loans	$3,793	$5,180

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The following tables show the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2019 and 2018:
	At June 30, 2019
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,199	$—	$2,199	$(122)	$2,077
Without a related allowance(2)	2,040	(365)	1,675	—	1,675
Total single-family	4,239	(365)	3,874	(122)	3,752

Commercial business loans:
With a related allowance	49	—	49	(8)	41
Total commercial business loans	49	—	49	(8)	41

Total restructured loans	$4,288	$(365)	$3,923	$(130)	$3,793

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
June 30, 2019

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers.  The following is a summary of related-party loan activity:
	Year Ended June 30,
(In Thousands)	2019	2018
Balance, beginning of year	$677	$578
Originations	—	2,415
Sales and payments	(675)	(2,316)
Balance, end of year	$2	$677

As of June 30, 2019 and 2018, all of the related-party loans were performing in accordance with their original contractual terms.

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:
	At June 30,
(In Thousands)	2019	2018
Loans serviced for Freddie Mac	$18,613	$19,244
Loans serviced for Fannie Mae	89,910	96,384
Loans serviced for FHLB – San Francisco	9,724	11,786
Loans serviced for other investors	1,989	995
Total loans serviced for others	$120,236	$128,409

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s Consolidated Statements of Operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2019 and 2018, the Corporation held borrowers’ escrow balances related to loans serviced for others of $539,000 and $577,000, respectively.

In estimating fair values of the MSA at June 30, 2019 and 2018, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 23.86% and 13.42%, respectively, and a weighted-average discount rate of 9.11% at both dates.  Management obtained CPR estimates from an independent third party and reviewed for reasonableness given current market data.  The discount rates were derived from market data.  The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $925,000 and a fair value of $627,000 at June 30, 2019.  This compares to the MSA at June 30, 2018 which had a carrying value of $998,000 and a fair value of $1.0 million.  An allowance may be recorded to adjust the carrying value of each of the nine strata of MSA to the lower of cost or fair value.  As

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

of June 30, 2019, a total allowance of $298,000 was required for all nine categories of MSA, compared to a total allowance of $82,000 for six categories of MSA as of June 30, 2018.  Total additions to the MSA during the years ended June 30, 2019 and 2018 were $52,000 and $237,000, respectively.  Total amortization of the MSA during the years ended June 30, 2019 and 2018 was $125,000 and $136,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis and is described in Note 1 under Loans originated and held for sale.

The following table summarizes the Corporation’s MSA for years ended June 30, 2019 and 2018:
	Year Ended June 30,
(Dollars In Thousands)	2019	2018

MSA balance, beginning of fiscal year	$998	$897
Additions	52	237
Amortization	(125)	(136)
MSA balance, end of fiscal year, before allowance	925	998
Allowance	(298)	(82)
MSA balance, end of fiscal year	$627	$916

Fair value, beginning of fiscal year	$1,015	$811
Fair value, end of fiscal year	$627	$1,015

Allowance, beginning of fiscal year	$82	$158
Impairment provision (recovery)	216	(76)
Allowance, end of fiscal year	$298	$82

Key Assumptions:
Weighted-average discount rate	9.11%	9.11%
Weighted-average prepayment speed	23.86%	13.42%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:
Amount
Year Ending June 30,	(In Thousands)

2020	$190
2021	154
2022	114
2023	82
2024	59
Thereafter	326
Total estimated amortization expense	$925

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2019 and 2018.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.
	Year Ended June 30,
(Dollars In Thousands)	2019	2018
MSA net carrying value	$627	$916

CPR assumption (weighted-average)	23.86%	13.42%
Impact on fair value with 10% adverse change in prepayment speed	$(30)	$(31)
Impact on fair value with 20% adverse change in prepayment speed	$(58)	$(61)

Discount rate assumption (weighted-average)	9.11%	9.11%
Impact on fair value with 10% adverse change in discount rate	$(20)	$(45)
Impact on fair value with 20% adverse change in discount rate	$(40)	$(88)

Loans sold consisted of the following for the years indicated:
	Year Ended June 30,
(In Thousands)	2019	2018
Loans sold:
Servicing – released	$551,754	$1,174,618
Servicing – retained	7,196	27,566
Total loans sold	$558,950	$1,202,184

During the years ended June 30, 2019 and 2018, the Corporation sold 16% and 12%, respectively, of its loans originated for sale to a single investor, other than Freddie Mac or Fannie Mae.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Loans held for sale, at fair value, at June 30, 2019 and 2018 consisted of the following:
(In Thousands)	June 30,
	2019	2018
Fixed rate	$—	$94,730
Adjustable rate	—	1,568
Total loans held for sale, at fair value	$—	$96,298

Consistent with the Corporation’s announcement on February 4, 2019 to scale back operations related to the origination of saleable single-family mortgage loans and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations, total loans sold in fiscal 2019 were $559.0 million, down 54% from $1.20 billion in fiscal 2018; and there were no outstanding loans held for sale at June 30, 2019 as compared to $96.3 million at June 30, 2018. The Corporation recognized during fiscal 2019 non-recurring costs of $2.80 million in connection with reducing its saleable single-family loan origination operations, which is comprised of $1.70 million in salaries and employee benefits expenses (attributable to severance and other personnel expenses), $337,000 in premises and occupancy expenses (attributable to accelerated lease expenses and accelerated depreciation of furniture and fixtures), and $758,000 in equipment expenses (attributable to termination, charge-off, or modification of data processing and other contractual arrangements).

Note 5: Real Estate Owned

Real estate owned at June 30, 2019 and 2018 consisted of the following:
(In Thousands)	June 30,
	2019	2018
Real estate owned	$—	$906
Allowance for estimated real estate owned losses	—	—
Total real estate owned, net	$—	$906

Real estate owned is primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2019, the Corporation did not have any real estate owned. As of June 30, 2018, real estate owned was comprised of two single-family residences located in California.

During fiscal 2019, the Corporation did not acquire any real estate owned properties in the settlement of loans and sold the remaining two properties for a net gain of $9,000 which was offset by real estate owned expenses of $13,000.  In fiscal 2018, the Corporation acquired four real estate owned properties in the settlement of loans and sold four properties for a net loss of $558,000 and incurred real estate owned expenses of $89,000, which was offset by a recovery of losses on real estate owned of $561,000.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the years ended June 30, 2019 and 2018 consisted of the following:
	Year Ended June 30,
(In Thousands)	2019	2018
Net gain (loss) on sale	$9	$(558)
Net operating expenses	(13)	(89)
Recovery of losses on real estate owned	-	561
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	$(4)	$(86)

Note 6: Premises and Equipment

Premises and equipment at June 30, 2019 and 2018 consisted of the following:
(In Thousands)	June 30,
	2019	2018
Land	$2,853	$2,853
Buildings	9,759	9,843
Leasehold improvements	3,252	3,458
Furniture and equipment	5,438	5,657
Automobiles	170	170
	21,472	21,981
Less accumulated depreciation and amortization	(13,246)	(13,285)
Total premises and equipment, net	$8,226	$8,696

Depreciation and amortization expense for the years ended June 30, 2019 and 2018 amounted to $881,000 and $845,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Note 7: Deposits

Deposits at June 30, 2019 and 2018 consisted of the following:
(Dollars in Thousands)	June 30, 2019		June 30, 2018
	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$90,184	—	$86,174
Checking deposits – interest-bearing(1)	0% - 0.30%	257,909	0% - 0.30%	259,372
Savings deposits(1)	0% - 1.29%	264,387	0% - 1.29%	289,791
Money market deposits(1)	0% - 2.00%	35,646	0% - 2.00%	34,633
Time deposits:(1)
Under $100(2)	0.00% - 2.13%	94,200	0.00% - 3.90%	116,454
$100 and over	0.15% - 2.52%	98,945	0.15% - 2.13%	121,174
Total deposits		$841,271		$907,598
Weighted-average interest rate on deposits		0.37%		0.39%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)	Includes brokered deposits of $0 and $1.6 million at June 30, 2019 and 2018, respectively.

The aggregate annual maturities of time deposits at June 30, 2019 and 2018 were as follows:
(In Thousands)	June 30,
	2019	2018
One year or less	$106,080	$116,333
Over one to two years	37,117	65,200
Over two to three years	26,334	26,163
Over three to four years	15,135	13,890
Over four to five years	7,784	14,227
Over five years	695	1,815
Total time deposits	$193,145	$237,628

Interest expense on deposits for the periods indicated is summarized as follows:
	Year Ended June 30,
(In Thousands)	2019	2018
Checking deposits – interest-bearing	$305	$293
Savings deposits	572	595
Money market deposits	123	114
Time deposits	2,381	2,493
Total interest expense on deposits	$3,381	$3,495

The Bank is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2019 and 2018 were sufficient to cover the reserve requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2025, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2019 and 2018 of $643.0 million and $746.7 million, respectively.  In addition, the Bank pledged investment securities totaling $3.2 million at June 30, 2019 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $3.3 million at June 30, 2018.  At June 30, 2019, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $391.8 million as compared to $411.8 million at June 30, 2018 which was similarly limited.  As of June 30, 2019 and 2018, the remaining/available borrowing facility was $275.2 million and $275.1 million, respectively, and the remaining/available collateral was $434.7 million and $500.3 million, respectively.

In addition, as of June 30, 2019 and 2018, the Bank had a $74.2 million and $73.2 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $79.0 million and $77.9 million, respectively.  As of June 30, 2019 and 2018, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million at both dates.  The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity.

Borrowings at June 30, 2019 and 2018 consisted of the following:
(In Thousands)	June 30,
	2019	2018
FHLB – San Francisco advances	$101,107	$126,163

Borrowings, consisting of FHLB – San Francisco advances, at June 30, 2019 and 2018 were $101.1 million and $126.2 million, respectively.

In addition to the total borrowings described above, the Bank utilizes its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2019 and 2018 were $13.0 million and $8.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both, June 30, 2019 and June 30, 2018.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held a stock investment of $8.2 million with excess capital stock of $470,000 at June 30, 2019.  This compares to a required stock investment of $8.2 million with no excess capital stock at June 30, 2018.

The FHLB – San Francisco did not redeem any capital stock during fiscal 2019 and 2018, while the Bank purchased no FHLB - San Francisco capital stock in fiscal 2019 and $91,000 of FHLB - San Francisco capital stock in fiscal 2018.  In fiscal 2019 and 2018, the FHLB – San Francisco distributed $707,000 and $568,000 of cash dividends, respectively, to the Bank.  The cash dividends received by the Bank in fiscal 2019 included a special cash dividend of $133,000.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:
	At or For the Year Ended June 30,
(Dollars in Thousands)	2019	2018
Balance outstanding at the end of year: FHLB – San Francisco advances	$101,107	$126,163

Weighted-average rate at the end of year: FHLB – San Francisco advances	2.62%	2.47%

Maximum amount of borrowings outstanding at any month end: FHLB – San Francisco advances	$136,158	$126,163

Average short-term borrowings during the year with respect to:(1)
FHLB – San Francisco advances	$8,425	$8,687

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB – San Francisco advances	1.69%	2.53%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2019 and 2018 were as follows:
(Dollars in Thousands)	June 30,
	2019	2018
Within one year	$—	$25,000
Over one to two years	20,000	—
Over two to three years	21,107	20,000
Over three to four years	10,000	21,163
Over four to five years	30,000	10,000
Over five years	20,000	50,000
Total borrowings	$101,107	$126,163
Weighted average interest rate	2.62%	2.47%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Note 9: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there were no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements for the years ended June 30, 2019 and 2018.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax income rate from a maximum of 35 percent to a flat 21 percent. The federal corporate tax rate reduction was effective January 1, 2018. Since the Corporation has a fiscal year end of June 30th, the reduced federal corporate income tax rate for its fiscal year 2018 resulted in the application of a blended federal statutory income tax rate of 28.06 percent, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then a flat 21 percent tax rate thereafter.

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At June 30, 2017, the Corporation’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35 percent. As a result of the reduction in the federal corporate income tax rate under the Tax Act, the Corporation revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities realized in fiscal year 2018 and prior fiscal years were re-measured using the aforementioned blended rate. These re-measurements collectively resulted in a discrete tax expense of $1.8 million that was recognized in fiscal 2018. Deferred tax assets and liabilities realized in fiscal 2019 were re-measured using the statutory federal rate of 21 percent.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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
	Year Ended June 30,
(In Thousands)	2019	2018
Current:
Federal	$445	$2,271
State	408	960
	853	3,231
Deferred:
Federal	478	582
State	172	(417)
	650	165
Provision for income taxes	$1,503	$3,396

The Corporation's tax benefit from non-qualified equity compensation recognized in the Consolidated Statements of Operations in connection with the adoption of ASU 2016-09 for fiscal 2019 and 2018 was $147,000 and $206,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the periods indicated:
	Year Ended June 30,
	2019		2018
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate
Federal income tax at statutory rate	$1,243	21.00%	$1,551	28.06%
State income tax, net of federal income tax benefits	456	7.70%	429	7.77%
Changes in taxes resulting from:
Bank-owned life insurance	(39)	(0.66)%	(50)	(0.90)%
Non-deductible expenses	21	0.35%	30	0.53%
Non-deductible stock-based compensation	(2)	(0.03)%	15	0.26%
Excess tax benefit on stock-based compensation	(104)	(1.77)%	(189)	(3.41)%
Deferred tax asset revaluation due to the Tax Act	—	—%	1,765	31.93%
Return to provision adjustment	(77)	(1.29)%	—	—%
Other(1)	5	0.08%	(155)	(2.81)%
Effective income tax	$1,503	25.38%	$3,396	61.43%

(1) Tax benefit resulting from the corporate tax rate reduction in fiscal 2018.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Deferred tax assets at June 30, 2019 and 2018 by jurisdiction were as follows:
(In Thousands)	June 30,
	2019	2018
Deferred taxes - federal	$2,178	$2,636
Deferred taxes - state	1,361	1,532
Total net deferred tax assets	$3,539	$4,168

Net deferred tax assets at June 30, 2019 and 2018 were comprised of the following:
(In Thousands)	June 30,
	2019	2018
Loss reserves	$2,685	$2,873
Non-accrued interest	483	502
Deferred compensation	2,396	2,509
Accrued vacation	124	224
Depreciation	95	99
Litigation reserves	876	1,441
Other	588	358
Total deferred tax assets	7,247	8,006

FHLB - San Francisco stock dividends	(664)	(664)
Unrealized gain on derivative financial instruments, at fair value	—	(123)
Prepaid expenses	(56)	(49)
Unrealized gain on investment securities	(63)	(82)
Unrealized gain on interest-only strips	(5)	(6)
Deferred loan costs	(2,723)	(2,806)
State tax	(197)	(108)
Total deferred tax liabilities	(3,708)	(3,838)
Net deferred tax assets	$3,539	$4,168

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition.  The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income.  This criteria takes into account the actual earnings and the estimates of future profitability.  The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years.  At June 30, 2019 and 2018, the Corporation had no federal and state net tax loss carryforwards.  Based on management's consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2019 and 2018 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

Retained earnings at June 30, 2019 and 2018 includes approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided.  If the amounts that qualify as deductions for federal

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate.  If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010.  Fiscal years of 2015 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2014 and thereafter are subject to examination by state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal year ended June 30, 2019, there was an $18,000 penalty that was non-tax deductible due to the nature of the expenses and no interest charges; during fiscal 2018, there were no tax penalties or interest charges.

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank and Provident Financial Holdings, Inc. became subject to new capital adequacy requirements which were fully phased-in on January 1, 2019.  Since the Provident Financial Holdings, Inc. has less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.

The Bank changes in capital requirements adopted by the OCC required a ratio for common equity Tier 1 (“CET1”) capital, increased the Tier1 leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements.  Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before payment of dividends, repurchase of shares or payment of discretionary bonuses.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

utilized for such actions.  As of June 30, 2019, the capital conservation buffer required a minimum of 2.50% of risk weighted assets.

For calendar 2019, the minimum requirements call for a Tier1 leverage ratio of 4.00%, a ratio of common equity Tier 1 capital ("CET1") to total risk-weighted assets (“CET1 risk-based ratio”) of 7.00%, a Tier 1 capital ratio of 8.50%, and a total capital ratio of 10.50%.

Under the standards, in order to be considered well-capitalized, the Bank must have a Tier1 leverage ratio of 5%, a CET1 capital ratio of 6.5%, a Tier 1 capital ratio of 8%, and a total capital ratio of 10%.

At June 30, 2019, the Bank exceeded all regulatory capital requirements.  The Bank was categorized as "well-capitalized" at June 30, 2019 under the regulations of the OCC.

The Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Provident Savings Bank, F.S.B.:

As of June 30, 2019
Tier 1 leverage capital (to adjusted average assets)	$115,009	10.50%	$43,824	4.00%	$54,779	5.00%
CET1 capital (to risk-weighted assets)	$115,009	18.00%	$44,730	7.00%	$41,535	6.50%
Tier 1 capital (to risk-weighted assets)	$115,009	18.00%	$54,314	8.50%	$51,119	8.00%
Total capital (to risk-weighted assets)	$122,225	19.13%	$67,094	10.50%	$63,899	10.00%

As of June 30, 2018
Tier 1 leverage capital (to adjusted average assets)	$116,369	9.96%	$46,716	4.00%	$58,394	5.00%
CET1 capital (to risk-weighted assets)	$116,369	16.81%	$44,125	6.38%	$44,990	6.50%
Tier 1 capital (to risk-weighted assets)	$116,369	16.81%	$54,507	7.88%	$55,372	8.00%
Total capital (to risk-weighted assets)	$123,911	17.90%	$68,350	9.88%	$69,215	10.00%

At June 30, 2019, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at June 30, 2019 under the regulations of the OCC.

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

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution.  In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.   The Federal Reserve Board or the OCC may object to a capital distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test.  In fiscal 2019 and 2018, the Bank declared $7.5 million and $5.0 million of cash dividends to its parent, the Corporation, respectively.

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of a participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $568,000 and $740,000 for the years ended June 30, 2019 and 2018, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2019 and 2018, the accrued liability of the post-retirement compensation agreements was $5.6 million and $5.4 million, respectively; costs are being accrued and expensed annually.  For fiscal 2019 and 2018, the accrued expense for these liabilities was $210,000 and $183,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2019 and 2018, the total outstanding cash surrender value of the BOLI was $7.6 million and $7.4 million, respectively.  For fiscal 2019 and 2018, the total BOLI non-taxable income, net of mortality cost was $186,000 and $177,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2019, there were 28,000 shares that were purchased in the open market and $539,000 of cash contributions to fulfill the annual discretionary allocation.  This compares to fiscal 2018 when the Corporation purchased 60,000 shares in the open market and no cash contributions to fulfill the annual discretionary allocation.  Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The net expense related to the ESOP for both the years ended June 30, 2019 and 2018 was $1.1 million. Available shares and cash contributions, if any, are allocated every calendar year end; and the total allocated at December 31, 2018 were 30,000 shares and $539,000 of cash contributions. This compares to 60,000 shares and no cash contributions allocated at December 31, 2017.

Note 12: Incentive Plans

As of June 30, 2019, the Corporation had three share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”) and the 2006 Equity Incentive Plan (“2006 Plan”).  For the years ended June 30, 2019 and 2018, the compensation cost for these plans was $869,000 and $1.1 million, respectively.

Equity Incentive Plans.  The Corporation established and the shareholders approved the 2013 Plan, the 2010 Plan and the 2006 Plan (collectively, the “Plans”) for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.   The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock.  The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year.  The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorized 365,000 stock options and 185,000 shares of restricted stock. No new awards can be granted from the 2006 Plan.

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

	Fiscal 2019	Fiscal 2018
Expected volatility	16.5%	—%
Weighted-average volatility	16.5%	—%
Expected dividend yield	2.8%	—%
Expected term (in years)	7.5	—
Risk-free interest rate	2.1%	—%

In fiscal 2019, there were 90,000 options granted under the Plans, while 48,250 options were exercised and no options were forfeited. In fiscal 2018, there were no options granted under the Plans, while 83,750 options were exercised and 2,500 options were forfeited.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

As of June 30, 2019 and 2018, there were 57,500 and 147,500 options, respectively, available for future grants under the Plans.

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2019 and 2018:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2017	615,250	$12.14
Granted	—	$—
Exercised	(83,750)	$8.08
Forfeited	(2,500)	$14.59
Outstanding at June 30, 2018	529,000	$12.77	5.27	$3,353
Vested and expected to vest at June 30, 2018	490,850	$12.57	5.17	$3,204
Exercisable at June 30, 2018	338,250	$11.36	4.55	$2,612

Outstanding at June 30, 2018	529,000	$12.77
Granted	90,000	$20.19
Exercised	(48,250)	$11.45
Forfeited	—	$—
Outstanding at June 30, 2019	570,750	$14.05	5.21	$3,960
Vested and expected to vest at June 30, 2019	550,150	$13.82	5.05	$3,942
Exercisable at June 30, 2019	467,750	$12.72	4.25	$3,870

As of June 30, 2019 and 2018, there was $292,000 and $409,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 3.4 years and 10 months, respectively.  The forfeiture rate during both fiscal 2019 and 2018 was 20 percent, and was calculated by using the historical forfeiture experience of all fully vested stock option grants which is reviewed annually.

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

In fiscal 2019, 224,500 shares of restricted stock were awarded under the Plans with 50% vesting after two years of service and 50% vesting after four years of service, while 89,500 shares were vested and distributed and no shares were forfeited. In fiscal 2018, no shares of restricted stock were awarded under the Plans, while 10,500 shares were vested and distributed and 2,000 shares were forfeited.  As of June 30, 2019 and 2018, there were 43,250 and 267,750 shares available for future awards under the Plans, respectively. No new awards can be granted from the 2006 Plan.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The following table summarizes the restricted stock activity for the years ended June 30, 2019 and 2018:
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2017	111,000	$14.16
Awarded	—	$—
Vested	(10,500)	$15.37
Forfeited	(2,000)	$13.30
Unvested at June 30, 2018	98,500	$14.35
Expected to vest at June 30, 2018	78,800	$14.35

Unvested at June 30, 2018	98,500	$14.35
Awarded	224,500	$18.57
Vested	(89,500)	$13.97
Forfeited	—	$—
Unvested at June 30, 2019	233,500	$18.55
Expected to vest at June 30, 2019	186,800	$18.55

As of June 30, 2019 and 2018, the unrecognized compensation expense was $4.2 million and $409,000, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.9 years and 10 months, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2019 and 2018.  For the fiscal years ended June 30, 2019 and 2018, the fair value of shares vested and distributed was $1.6 million and $194,000, respectively.

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

As of June 30, 2019 and 2018, there were outstanding options to purchase 570,750 shares and 529,000 shares of the Corporation’s common stock, respectively, and no shares and 20,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of June 30, 2019 and 2018, there were outstanding restricted stock awards of 233,500 shares and 98,500 shares, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2019 and 2018, respectively:
(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$4,417	7,484,925	$0.59
Effect of dilutive shares:
Stock options		95,960
Restricted stock		15,383
Diluted EPS	$4,417	7,596,268	$0.58

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$2,131	7,542,071	$0.28
Effect of dilutive shares:
Stock options		104,796
Restricted stock		53,504
Diluted EPS	$2,131	7,700,371	$0.28

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

McKeen-Chaplin and Neal lawsuits:
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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

On August 12, 2015, the Court issued an order denying the plaintiffs' motion for summary judgment and granting the Bank's motion for summary judgment affirming that the plaintiffs were properly classified as exempt employees and denying the federal claims under the Fair Labor Standards Act (“FSLA”). On August 18, 2015, the plaintiffs filed an appeal to the order. On July 5, 2017, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the Court’s ruling granting the Bank's motion for summary judgment, instead ruling the plaintiffs were improperly classified as exempt employees and were entitled to overtime compensation. The Ninth Circuit remanded the case back to the Court with instructions to enter summary judgement in favor of the plaintiffs. As a result of the Ninth Circuit’s unfavorable ruling, the Bank filed on September 7, 2017, a petition for writ of certiorari to the United States Supreme Court, which was denied on November 27, 2017.

On December 18, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs' representatives to memorialize an agreement in principle to settle the pending McKeen-Chaplin and Neal lawsuits. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of $1.8 million, which includes all settlement funds, the named plaintiff service payments,  and class counsel's attorneys' fees and costs. Any additional costs and expenses related to employer-side payroll taxes will be paid by the Bank. The parties subsequently successfully negotiated and executed a mutually acceptable long-form settlement agreement.

On February 21, 2018, plaintiffs filed a motion in McKeen-Chaplin asking the Court to approve the FLSA portion of the settlement agreement. The parties also worked together to jointly request that the Court of Appeal in the Neal lawsuit pass jurisdiction back to the State Court to oversee the settlement process, which was preliminary approved on May 15, 2018.  Subsequently, on July 18, 2018 the Court approved the FLSA portion of the settlement which allowed the parties to begin the process of providing notice of the settlement to class members. The State Court had already granted preliminary approval of the state law class settlement in the Neal lawsuit.

The Bank’s decision to settle these lawsuits was the result of the unfavorable ruling by the United States Supreme Court in the McKeen-Chaplin lawsuit and the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation if the Neal lawsuit would proceed.  In addition, the Bank determined that the settlement would reduce the Bank's potential exposure to damages, penalties, fines and plaintiffs' legal fees in the event of an unfavorable outcome in the Neal lawsuit. The settlement includes the dismissal of all claims against the Bank and related parties in the McKeen-Chaplin and Neal lawsuits without any admission of liability or wrongdoing attributed to the Bank.

Based on the proposed settlement, the Corporation recorded a litigation settlement expense accrual of $650,000 in the second quarter of fiscal 2018 to fully reserve for the agreed upon settlement amount.

On November 13, 2018, the State Court approved the motion for final approval of the settlement agreement in the two class and collective action lawsuits filed by McKeen-Chaplin and Neal, respectively, against the Bank. Following the grant of the final approval, the Court in McKeen-Chaplin dismissed the case. The settlement funds have been distributed to the plaintiffs and plaintiff’s counsel consistent with the settlement agreements.  On April 8, 2019, the State Court signed an order closing and dismissing the cases. The McKeen-Chaplin and Neal cases are now completed and dismissed.

Cannon lawsuit:
On August 6, 2015, a former employee, Christina Cannon, filed a lawsuit called Cannon vs. the Bank in the California Superior Court for the County of San Bernardino (the “Cannon lawsuit”). Cannon seeks to represent a class of all non-exempt employees in a class action lawsuit brought under California’s Unfair Competition Law, Business & Professions Code section 17200.  The underlying claims include unpaid overtime (including off-the-clock work), meal and rest period violations, minimum wage violations, and failure to reimburse business expenses. On September 8, 2017, the attorneys for the plaintiffs in the Cannon lawsuit sent notification to the Bank and to the California Labor & Workforce Development Agency informing them of their intent to bring a claim under the Private Attorneys’ General Act of 2004 (“PAGA”) on behalf of all non-exempt employees and covering a variety of alleged wage and hour violations. On September 12, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending Cannon lawsuit. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an aggregate settlement payment by the Bank of up to $2.8 million, which includes all settlement funds, the class representative

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

enhancement award, settlement administrator’s expenses, any employer-side payroll taxes, and class counsel’s attorneys’ fees and costs. The Bank’s decision to settle this matter was the result of the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation. In addition, the Bank determined that the settlement would reduce the Bank’s potential exposure to damages, penalties, fines and plaintiffs’ legal fees in the event of an unfavorable outcome in a court trial. The settlement includes the dismissal of all claims against the Bank and related parties in the Cannon lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Bank. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Bank resulting in the full $2.8 million settlement expense being recognized in the first quarter of fiscal 2018.

On December 20, 2018, counsel in the Cannon lawsuit filed a Motion for Preliminary Approval of the Settlement in the California Superior Court for the County of San Bernardino. On April 12, 2019, this court granted preliminary approval of the settlement.

On July 24, 2019, the California Superior Court for the County of San Bernardino, California granted final approval of the settlement in the Cannon vs. Bank lawsuit. On July 26, 2019, the final order was signed by this court and on August 6, 2019, the Bank forwarded the settlement amount to the class administrator. The total settlement may be slightly reduced.

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

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:
Amount
Year Ending June 30,	(In Thousands)
2020	$2,040
2021	1,776
2022	1,516
2023	802
2024	367
Thereafter	415
Total minimum payments required	$6,916

Lease expense under operating leases was approximately $3.9 million and $3.1 million for the years ended June 30, 2019 and 2018, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its business activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of both June 30, 2019 and 2018, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $200,000.  In addition, the Bank maintained a recourse liability of $50,000 and $83,000 at June 30, 2019 and 2018, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of June 30, 2019 and 2018, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $4.3 million and $66.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:
	June 30,
Commitments	2019	2018
(In Thousands)
Undisbursed loan funds – Construction loans	$6,592	$4,302
Undisbursed lines of credit – Commercial business loans	1,003	495
Undisbursed lines of credit – Consumer loans	479	503
Commitments to extend credit on loans to be held for investment	4,254	9,352
Total	$12,328	$14,652

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2019 and 2018:
	Year Ended June 30,
(In Thousands)	2019	2018
Balance, beginning of the year	$157	$277
Provision (recovery)	(16)	(120)
Balance, end of the year	$141	$157

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Consistent with the Corporation’s announcement on February 4, 2019 to scale back the origination of saleable single-family mortgage loans and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations, the Corporation does not have any outstanding derivative and other financial instruments as of June 30, 2019.

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA MBS trades, put option contracts and call option contracts are recorded at fair value on the Consolidated Statements of Financial Condition.  At June 30, 2019, there were no fair value derivative balances included in other assets and other liabilities.  At June 30, 2018, $849,000 was included in other assets and $464,000 was included in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in the Consolidated Statements of Operations.

The net impact of derivative financial instruments on the gain on sale of loans contained in the Consolidated Statements of Operations for the years ended June 30, 2019 and 2018 was as follows:

	Year Ended June 30,
Derivative Financial Instruments	2019	2018

Commitments to extend credit on loans to be held for sale	$(825)	$16
Mandatory loan sale commitments and TBA MBS trades	440	(1,026)
Option contracts	—	(37)
Total net loss	$(385)	$(1,047)

The outstanding derivative financial instruments at the dates indicated were as follows:
(In Thousands)	June 30, 2019		June 30, 2018
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value

Commitments to extend credit on loans to be held for sale(1)	$—	$—	$56,906	$825
Best efforts loan sale commitments	—	—	(29,502)	—
Mandatory loan sale commitments and TBA MBS trades	—	—	(117,759)	(440)
Option contracts	—	—	—	—
Total	$—	$—	$(90,355)	$385

(1)	Net of 24.7% at June 30, 2018, which management has estimated may not fund.

Note 16: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option pursuant to ASC 825, “Financial Instruments” on single-family loans originated for sale.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “Fair Value Option”) at specified election dates.  At each subsequent reporting date, an entity is required to report

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value and loans held for sale at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain (Loss)
As of June 30, 2019:
Loans held for investment, at fair value	$5,094	$5,218	$(124)
Loans held for sale, at fair value	$-	$-	$-

As of June 30, 2018:
Loans held for investment, at fair value	$5,234	$5,546	$(312)
Loans held for sale, at fair value	$96,298	$93,791	$2,507

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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

Loans held for investment at fair value are primarily single-family loans which have been transferred from loans held for sale.  The fair value is determined by management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan (Level 3).

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan (Level 2).

Non-performing loans are loans which are inadequately protected by the current sound worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, other than non-performing commercial real estate loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3); or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of its collateral (Level 2).  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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
June 30, 2019

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
The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:
	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,613	$—	$3,613
U.S. government sponsored enterprise MBS	—	2,087	—	2,087
Private issue CMO	—	—	269	269
Investment securities - available for sale	—	5,700	269	5,969

Loans held for investment, at fair value	—	—	5,094	5,094
Interest-only strips	—	—	16	16
Total assets	$—	$5,700	$5,379	$11,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

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
June 30, 2019

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value(1)	Interest- Only Strips	Loan Commit- ments to Originate(2)	Manda- tory Commit- ments(3)	Option Contracts	Total
Beginning balance at June 30, 2018	$350	$5,234	$23	$825	$(32)	$—	$6,400
Total gains or losses (realized/ unrealized):
Included in earnings	—	188	—	(825)	19	—	(618)
Included in other comprehensive income (loss)	4	—	(7)	—	—	—	(3)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(85)	(1,288)	—	—	13	—	(1,360)
Transfers in and/or out of Level 3	—	960	—	—	—	—	960
Ending balance at June 30, 2019	$269	$5,094	$16	$—	$—	$—	$5,379

(1)
The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.
(3)	Consists of mandatory loan sale commitments.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value(1)	Interest- Only Strips	Loan Commit- ments to Originate(2)	Manda- tory Commit- ments(3)	Option Contracts	Total
Beginning balance at June 30, 2017	$461	$6,445	$31	$809	$47	$37	$7,830
Total gains or losses (realized/ unrealized):
Included in earnings	—	(60)	—	16	(87)	(37)	(168)
Included in other comprehensive income (loss)	(1)	—	(8)	—	—	—	(9)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(110)	(2,242)	—	—	8	—	(2,344)
Transfers in and/or out of Level 3	—	1,091	—	—	—	—	1,091
Ending balance at June 30, 2018	$350	$5,234	$23	$825	$(32)	$—	$6,400

(1)
The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

(2)	Consists of commitments to extend credit on loans to be held for sale.
(3)	Consists of mandatory loan sale commitments.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$3,971	$2,247	$6,218
Mortgage servicing assets	—	—	627	627
Real estate owned, net	—	—	—	—
Total	$—	$3,971	$2,874	$6,845

	Fair Value Measurement at June 30, 2018 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,845	$1,212	$6,057
Mortgage servicing assets	—	—	135	135
Real estate owned, net	—	906	—	906
Total	$—	$5,751	$1,347	$7,098

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2019:
(Dollars In Thousands)	Fair Value As of June 30, 2019	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$269	Market comparable pricing	Comparability adjustment	2.5% - 2.9% (2.8%)	Increase

Loans held for investment, at fair value	$5,094	Relative value analysis	Broker quotes Credit risk factor	98.7% - 104.3% (102.0%) of par 1.2% - 100.0% (4.3%)	Increase Decrease

Non-performing loans(3)	$693	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$1,554	Relative value analysis	Credit risk factor	20.0% - 30.0% (19.9%)	Decrease

Mortgage servicing assets	$627	Discounted cash flow	Prepayment speed (CPR) Discount rate	14.6% - 60.0% (23.9%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$16	Discounted cash flow	Prepayment speed (CPR) Discount rate	19.7% - 39.1% (37.7%) 9.0%	Decrease Decrease

Liabilities:
None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)
Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(3)	Consist of restructured loans.
(4)	Consist of other non-performing loans, excluding restructured loans.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2019 and 2018 were as follows:
	June 30, 2019
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$874,831	$861,374	$—	$—	$861,374
Investment securities - held to maturity	$94,090	$95,359	$—	$95,359	$—
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$841,271	$813,087	$—	$—	$813,087
Borrowings	$101,107	$102,826	$—	$—	$102,826

	June 30, 2018
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$897,451	$873,112	$—	$—	$873,112
Investment securities - held to maturity	$87,813	$87,239	$—	$87,239	$—
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$907,598	$877,641	$—	$—	$877,641
Borrowings	$126,163	$123,778	$—	$—	$123,778

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
June 30, 2019

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  For the fiscal year ended June 30, 2019, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 17: Revenue From Contracts With Customers

In accordance with ASC 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Corporation expects to be entitled to receive. The largest portion of the Corporation’s revenue is from interest income, which is not in the scope of ASC 606. All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income.

If a contract is determined to be within the scope of ASC 606, the Corporation recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Corporation is generally the principal in these contracts, with the exception of interchanges fees, in which case the Corporation is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the fiscal years ended June 30, 2019 and 2018:

	Year Ended June 30,
Type of Services	2019	2018
(In Thousands)
Asset management fees	$296	$407
Debit card and ATM fees	1,725	1,635
Deposit related fees	1,978	2,169
Loan related fees	35	(37)
BOLI (1)	186	260
Loan servicing fees (1)	1,051	1,575
Net gain on sale of loans (1)	7,135	15,802
Other	105	84
Total non-interest income	$12,511	$21,895

(1)	Not in scope of ASC 606.

For the fiscal years ended June 30, 2019 and 2018, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized in scope of ASC 606:

Asset management fees: Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month.

Debit card and ATM fees: Debit and ATM interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from cardholder transactions through a third party payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Note 18: Reportable Segments

The segment reporting is organized consistent with the Corporation’s executive summary and operating strategy.  The business activities of the Corporation consist primarily of the Bank.  The Bank’s operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer, and other mortgage loans.  Management monitors the revenue and expense components of the various products and services the Bank offers, but operations are managed and financial performance is evaluated on a Corporation-wide basis in comparison to a business plan which is developed each year.  Accordingly, all operations are considered by management to be one operating segment and one reportable segment.

The following table illustrates the Corporation’s single operating segment, the Bank, for the fiscal years ended June 30, 2019 and 2018, respectively:

	Year Ended June 30,
(In Thousands)	2019	2018
Net interest income	$38,170	$36,300
Provision (recovery) for loan losses	(475)	(536)
Net interest income, after provision (recovery) for loan losses	38,645	36,836

Non-interest income:
Loan servicing and other fees	1,051	1,575
Gain on sale of loans, net	7,135	15,802
Deposit account fees	1,928	2,119
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(4)	(86)
Card and processing fees	1,568	1,541
Other	833	944
Total non-interest income	12,511	21,895

Non-interest expense:
Salaries and employee benefits(1)	30,149	34,821
Premises and occupancy(2)	5,038	5,134
Operating and administrative expenses(3)	10,049	13,249
Total non-interest expense	45,236	53,204
Income (loss) before taxes	5,920	5,527
Provision (benefit) for income taxes(4)	1,503	3,396
Net income (loss)	$4,417	$2,131
Total assets, end of period	$1,084,850	$1,175,549

(1)	Includes $1.7 million of non-recurring expenses related to scaling back of the origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019.
(2)	Includes $0.3 million of non-recurring expenses related to scaling back of the origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019.
(3)
Includes $0.8 million of non-recurring equipment expenses related to scaling back of the origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019; and includes $3.4 million of litigation settlement expenses for the fiscal year ended June 30, 2018.

(4)	Includes a net tax charge of $1.8 million resulting from the revaluation of net deferred tax assets consistent with the Tax Act for the fiscal year ended June 30, 2018.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Note 19: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2019 and 2018 and condensed statements of operations, comprehensive income and cash flows for the fiscal years ended June 30, 2019 and 2018.

Condensed Statements of Financial Condition
	June 30,
(In Thousands)	2019	2018
Assets
Cash and cash equivalents	$5,421	$3,789
Investment in subsidiary	115,185	116,608
Other assets	131	123
	$120,737	$120,520

Liabilities and Stockholders’ Equity
Other liabilities	$96	$63
Stockholders’ equity	120,641	120,457
	$120,737	$120,520

Condensed Statements of Operations
	Year Ended June 30,
(In Thousands)	2019	2018
Dividend from the Bank	$7,500	$5,000
Interest and other income	17	19
Total income	7,517	5,019

General and administrative expenses	1,209	1,077
Earnings before income taxes and equity in undistributed earnings of the Bank	6,308	3,942

Income tax benefit	(352)	(379)
Earnings before equity in undistributed earnings of the Bank	6,660	4,321

Equity in undistributed earnings of the Bank	(2,243)	(2,190)
Net income	$4,417	$2,131

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Condensed Statements of Comprehensive Income
	Year Ended June 30,
(In Thousands)	2019	2018

Net income	$4,417	$2,131

Other comprehensive income	—	—

Total comprehensive income	$4,417	$2,131

Condensed Statements of Cash Flows
	Year Ended June 30,
(In Thousands)	2019	2018

Cash flows from operating activities:
Net income	$4,417	$2,131
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	2,243	2,190
(Increase) decrease in other assets	(8)	18
Increase in other liabilities	33	10
Net cash provided by operating activities	6,685	4,349

Cash flow from financing activities:
Exercise of stock options	553	677
Treasury stock purchases	(1,412)	(7,347)
Cash dividends	(4,194)	(4,228)
Net cash used for financing activities	(5,053)	(10,898)
Net increase (decrease) in cash and cash equivalents	1,632	(6,549)
Cash and cash equivalents at beginning of year	3,789	10,338
Cash and cash equivalents at end of year	$5,421	$3,789

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Note 20: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the fiscal years ended June 30, 2019 and 2018:
	Unrealized Gains and Losses on
(Dollars In Thousands, Net of Statutory Taxes)	Investment Securities Available for Sale	Interest-Only Strips	Total
Beginning balance at June 30, 2017	$211	$18	$229

Other comprehensive loss before reclassifications	(55)	(5)	(60)
Amount reclassified from accumulated other comprehensive income	38	3	41
Net other comprehensive loss	(17)	(2)	(19)

Ending balance at June 30, 2018	194	16	210

Other comprehensive loss before reclassifications	(44)	(5)	(49)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(44)	(5)	(49)

Ending balance at June 30, 2019	$150	$11	$161

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
June 30, 2019

The following tables present the gross and net amounts of derivative assets and liabilities and other financial instruments as reported in the Corporation’s Consolidated Statements of Financial Condition, and the gross amount not offset in the Corporation’s Consolidated Statements of Financial Condition as of the dates indicated.

As of June 30, 2019:
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
June 30, 2019

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

Note 22: Subsequent Event

On July 30, 2019, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on August 20, 2019 are entitled to receive the cash dividend, that is payable on September 10, 2019.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

Exhibit Index

4.2	Description of Capital Stock of Provident Financial Holdings, Inc.

13	2019 Annual Report to Stockholders

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.