Form 10-Q
period 2019-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2019-11-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                        [   ]  Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2019 there were 7,497,682 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2019 and June 30, 2019	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2019 and 2018	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarters Ended September 30, 2019 and 2018	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2019 and 2018	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2019 and 2018	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	34
	Safe-Harbor Statement	35
	Critical Accounting Policies	36
	Executive Summary and Operating Strategy	36
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	37
	Comparison of Financial Condition at September 30, 2019 and June 30, 2019	38
	Comparison of Operating Results for the Quarters Ended September 30, 2019 and 2018	40
	Asset Quality	46
	Loan Volume Activities	49
	Liquidity and Capital Resources	49
	Supplemental Information	51

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	52

ITEM 4 -	Controls and Procedures	56

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	56
ITEM 1A -	Risk Factors	57
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	57
ITEM 3 -	Defaults Upon Senior Securities	57
ITEM 4 -	Mine Safety Disclosures	57
ITEM 5 -	Other Information	57
ITEM 6 -	Exhibits	58

SIGNATURES		59

.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information
	September 30, 2019	June 30, 2019
Assets
Cash and cash equivalents	$54,515	$70,632
Investment securities – held to maturity, at cost	85,088	94,090
Investment securities – available for sale, at fair value	5,517	5,969
Loans held for investment, net of allowance for loan losses of $6,929 and $7,076, respectively; includes $4,386 and $5,094 at fair value, respectively	924,314	879,925
Accrued interest receivable	3,380	3,424
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,199	8,199
Premises and equipment, net	11,215	8,226
Prepaid expenses and other assets	13,068	14,385

Total assets	$1,105,296	$1,084,850

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$85,338	$90,184
Interest-bearing deposits	746,398	751,087
Total deposits	831,736	841,271

Borrowings	131,092	101,107
Accounts payable, accrued interest and other liabilities	20,299	21,831
Total liabilities	983,127	964,209

Commitments and Contingencies (Notes 6 and 10)

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,091,865 and 18,081,365 shares issued; 7,479,682 and 7,486,106 shares outstanding, respectively)	181	181
Additional paid-in capital	94,795	94,351
Retained earnings	192,354	190,839
Treasury stock at cost (10,612,183 and 10,559,259 shares, respectively)	(165,309)	(164,891)
Accumulated other comprehensive income, net of tax	148	161

Total stockholders’ equity	122,169	120,641

Total liabilities and stockholders’ equity	$1,105,296	$1,084,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information
.
	Quarter Ended September 30,
	2019	2018
Interest income:
Loans receivable, net	$10,075	$10,174
Investment securities	614	345
FHLB – San Francisco stock	143	143
Interest-earning deposits	246	338
Total interest income	11,078	11,000

Interest expense:
Checking and money market deposits	110	108
Savings deposits	134	151
Time deposits	532	621
Borrowings	720	763
Total interest expense	1,496	1,643

Net interest income	9,582	9,357
Provision (recovery) for loan losses	(181)	(237)
Net interest income, after provision (recovery) for loan losses	9,763	9,594

Non-interest income:
Loan servicing and other fees	133	324
Gain (loss) on sale of loans, net	(86)	3,132
Deposit account fees	447	505
Card and processing fees	390	398
Other	186	190
Total non-interest income	1,070	4,549

Non-interest expense:
Salaries and employee benefits	4,985	8,250
Premises and occupancy	878	1,345
Equipment	279	421
Professional expenses	408	447
Sales and marketing expenses	117	169
Deposit insurance premiums and regulatory assessments	(16)	165
Other	587	907
Total non-interest expense	7,238	11,704

Income before income taxes	3,595	2,439
Provision for income taxes	1,033	616
Net income	$2,562	$1,823

Basic earnings per share	$0.34	$0.25
Diluted earnings per share	$0.33	$0.24
Cash dividends per share	$0.14	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarters Ended September 30,
	2019	2018
Net income	$2,562	$1,823

Change in unrealized holding loss on securities available for sale	(18)	(30)
Reclassification adjustment for net income (loss) on securities	—	—
Other comprehensive loss, before income taxes	(18)	(30)

Income tax benefit	(5)	(9)
Other comprehensive loss	(13)	(21)

Total comprehensive income	$2,549	$1,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarters Ended September 30, 2019 and 2018:

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2019	7,486,106	$181	$94,351	$190,839	$(164,891)	$161	$120,641

Net income				2,562			2,562
Other comprehensive loss						(13)	(13)
Purchase of treasury stock(1)	(16,924)				(346)		(346)
Exercise of stock options	10,500		132				132
Forfeiture of restricted stock			72		(72)		—
Amortization of restricted stock			220				220
Stock options expense			20				20
Cash dividends(1)				(1,047)			(1,047)

Balance at September 30, 2019	7,479,682	$181	$94,795	$192,354	$(165,309)	$148	$122,169

(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2019.

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

Net income				1,823			1,823
Other comprehensive loss						(21)	(21)
Purchase of treasury stock(1)	(20,566)				(377)		(377)
Exercise of stock options	15,000		153				153
Distribution of restricted stock	85,000						—
Amortization of restricted stock			364				364
Stock options expense			321				321
Cash dividends(2)				(1,040)			(1,040)

Balance at September 30, 2018	7,500,860	$181	$95,795	$191,399	$(165,884)	$189	$121,680

(1)	Includes the repurchase of 20,566 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,562	$1,823
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	790	928
Provision (recovery) for loan losses	(181)	(237)
(Gain) loss on sale of loans, net	86	(3,132)
Stock-based compensation	240	685
Provision for deferred income taxes	1,173	505
(Decrease) increase in accounts payable, accrued interest and other liabilities	(1,591)	2,446
(Increase) decrease in prepaid expenses and other assets	(3,288)	1,159
Loans originated for sale	—	(196,321)
Proceeds from sale of loans	—	215,761
Net cash (used for) provided by operating activities	(209)	23,617

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(44,368)	25,927
Maturity of investment securities held to maturity	—	200
Principal payments from investment securities held to maturity	8,872	7,915
Principal payments from investment securities available for sale	436	432
Purchase of investment securities held to maturity	—	(200)
Proceeds from sale of real estate owned	—	395
Purchase of premises and equipment	(10)	(307)
Net cash (used for) provided by investing activities	(35,070)	34,362

Cash flows from financing activities:
Decrease in deposits, net	(9,535)	(5,486)
Repayments of short-term borrowings, net	—	(15,000)
Repayments of long-term borrowings	(15)	(14)
Proceeds from long-term borrowings	30,000	—
Exercise of stock options	132	153
Withholding taxes on stock based compensation	(27)	(588)
Cash dividends	(1,047)	(1,040)
Treasury stock purchases	(346)	(377)
Net cash provided by (used for) financing activities	19,162	(22,352)

Net (decrease) increase in cash and cash equivalents	(16,117)	35,627
Cash and cash equivalents at beginning of period	70,632	43,301
Cash and cash equivalents at end of period	$54,515	$78,928
Supplemental information:
Cash paid for interest	$1,475	$1,623
Transfer of loans held for sale to held for investment	$566	$724

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2019 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019.  The results of operations for the quarter ended September 30, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are significant to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2019, other than:

ASU 2016-13:
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the initial guidance in November 2018, ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, ASU 2019-05 Financial Instruments—Credit Losses, Topic 326, all of which clarifies codification and corrects unintended application of the guidance. These ASUs will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years assuming the adoption of an ASU implementing the FASB board decision in October 2019 extending the adoption date for certain registrants, including the Corporation. The Corporation is evaluating its current expected loss methodology of its loan and investment portfolios to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to its allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings upon adoption. The Corporation is in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio to ensure the Corporation is fully compliant with these ASUs at the adoption date and is evaluating the potential impact adoption of this ASU will have on the Corporation’s Consolidated Financial Statements.

ASU 2018-11
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU introduces a lessee model that brings most leases onto the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting and did not result in significant implementation challenges during the transition period. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The effective date of this ASU for annual periods is beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019) and interim periods therein. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which allows entities the option of initially applying the new leases standard at the adoption date (such as January 1, 2019, for calendar year- end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Corporation adopted the provisions of ASC 842 effective July 1, 2019 utilizing the transition method allowed under ASU 2018-11 and will not restate comparative periods as well as electing to not separate non-lease components from lease components. The Corporation elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Corporation to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Corporation also elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. The adoption of ASC 842 did not have a material impact on its consolidated financial statements. See Note 10 for additional discussion.

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

As of September 30, 2019 and 2018, there were outstanding options to purchase 560,250 shares and 514,000 shares of the Corporation’s common stock, respectively. Of those shares, as of September 30, 2019 and 2018, there were no shares and 20,000 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of September 30, 2019 and 2018, there were outstanding restricted stock awards of 225,500 shares and 13,500 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2019 and 2018, respectively.
	For the Quarters Ended September 30,
(In Thousands, Except Earnings Per Share)	2019	2018
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$2,562	$1,823

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,482	7,431

Effect of dilutive shares:
Stock options	136	91
Restricted stock	30	35

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,648	7,557

Basic earnings per share	$0.34	$0.25
Diluted earnings per share	$0.33	$0.24

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2019 and June 30, 2019 were as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS (1)	$81,412	$1,238	$(41)	$82,609	$81,412
U.S. SBA securities (2)	2,876	—	(13)	2,863	2,876
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$85,088	$1,238	$(54)	$86,272	$85,088

Available for sale:
U.S. government agency MBS	$3,303	$110	$—	$3,413	$3,413
U.S. government sponsored enterprise MBS	1,773	78	—	1,851	1,851
Private issue CMO (3)	245	8	—	253	253
Total investment securities - available for sale	$5,321	$196	$—	$5,517	$5,517
Total investment securities	$90,409	$1,434	$(54)	$91,789	$90,605

(1)	Mortgage-Backed Securities (“MBS”).
(2)	Small Business Administration (“SBA”).
(3)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$90,394	$1,289	$(14)	$91,669	$90,394
U.S. SBA securities	2,896	—	(6)	2,890	2,896
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$94,090	$1,289	$(20)	$95,359	$94,090

Available for sale
U.S. government agency MBS	$3,498	$116	$(1)	$3,613	$3,613
U.S. government sponsored enterprise MBS	1,998	89	—	2,087	2,087
Private issue CMO	261	8	—	269	269
Total investment securities - available for sale	$5,757	$213	$(1)	$5,969	$5,969
Total investment securities	$99,847	$1,502	$(21)	$101,328	$100,059

In the first quarters of fiscal 2020 and 2019, the Corporation received MBS principal payments of $9.3 million and $8.3 million, respectively, and there were no sales or purchases of investment securities during these periods.

The Corporation held investments with an unrealized loss position of $54,000 at September 30, 2019 and $21,000 at June 30, 2019.
As of September 30, 2019	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$7,312	$39	$1,478	$2	$8,790	$41
U.S. SBA securities	—	$—	2,855	13	2,855	13
Total investment securities	$7,312	$39	$4,333	$15	$11,645	$54

As of June 30, 2019	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$6,507	$8	$1,657	$6	$8,164	$14
U.S. SBA securities	—	$—	2,883	6	2,883	6
Total investment securities – held to maturity	$6,507	$8	$4,540	$12	$11,047	$20

Available for sale
U.S. government agency MBS	$289	$1	$—	$—	$289	$1
Total investment securities – available for sale	$289	$1	$—	$—	$289	$1
Total investment securities	$6,796	$9	$4,540	$12	$11,336	$21

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At September 30, 2019, $15,000 of the $54,000 unrealized holding losses were 12 months or more; while at June 30, 2019, $12,000 of the $21,000 unrealized holding losses were 12 months or more. The Corporation does not believe that there were any other-than-temporary impairments on the investment securities at September 30, 2019 and 2018; therefore, no impairment losses were recorded for the quarters ended September 30, 2019 and 2018.

Contractual maturities of investment securities as of September 30, 2019 and June 30, 2019 were as follows:
	September 30, 2019		June 30, 2019
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$400	$400
Due after one through five years	28,616	28,734	32,584	32,728
Due after five through ten years	32,703	33,447	35,306	36,090
Due after ten years	22,969	23,291	25,800	26,141
Total investment securities - held to maturity	$85,088	$86,272	$94,090	$95,359

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	5,321	5,517	5,757	5,969
Total investment securities - available for sale	$5,321	$5,517	$5,757	$5,969
Total investment securities	$90,409	$91,789	$99,847	$101,328

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:
(In Thousands)	September 30, 2019	June 30, 2019
Mortgage loans:
Single-family	$328,332	$324,952
Multi-family	479,597	439,041
Commercial real estate	110,652	111,928
Construction (1)	5,912	4,638
Other	—	167
Commercial business loans (2)	368	478
Consumer loans (3)	144	134
Total loans held for investment, gross	925,005	881,338

Advance payments of escrows	34	53
Deferred loan costs, net	6,204	5,610
Allowance for loan losses	(6,929)	(7,076)
Total loans held for investment, net	$924,314	$879,925

(1)	Net of $6.2 million and $6.6 million of undisbursed loan funds as of September 30, 2019 and June 30, 2019, respectively
(2)	Net of $1.1 million and $1.0 million of undisbursed lines of credit as of September 30, 2019 and June 30, 2019, respectively.
(3)	Net of $0.5 million and $0.5 million of undisbursed lines of credit as of September 30, 2019 and June 30, 2019, respectively.

The following table sets forth information at September 30, 2019 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised one percent and two percent of loans held for investment at September 30, 2019 and June 30, 2019, respectively.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$91,793	$41,361	$119,810	$64,197	$11,171	$328,332
Multi-family	125,583	179,261	157,529	17,044	180	479,597
Commercial real estate	43,813	31,233	34,408	775	423	110,652
Construction	5,085	—	—	—	827	5,912
Commercial business loans	20	—	—	—	348	368
Consumer loans	144	—	—	—	—	144
Total loans held for investment, gross	$266,438	$251,855	$311,747	$82,016	$12,949	$925,005

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:
	September 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$321,107	$475,755	$109,726	$4,773	$323	$144	$911,828
Special Mention	3,039	3,842	—	—	—	—	6,881
Substandard	4,186	—	926	1,139	45	—	6,296
Total loans held for investment, gross	$328,332	$479,597	$110,652	$5,912	$368	$144	$925,005

	June 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$314,036	$435,177	$111,001	$3,667	$167	$429	$134	$864,611
Special Mention	3,795	3,864	927	—	—	—	—	8,586
Substandard	7,121	—	—	971	—	49	—	8,141
Total loans held for investment, gross	$324,952	$439,041	$111,928	$4,638	$167	$478	$134	$881,338

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:
	For the Quarters Ended September 30,
(Dollars in Thousands)	2019	2018

Allowance at beginning of period	$7,076	$7,385

Provision (recovery) for loan losses	(181)	(237)

Recoveries:
Mortgage loans:
Single-family	36	32
Consumer loans	—	1
Total recoveries	36	33

Charge-offs:
Mortgage loans:
Single-family	(1)	(25)
Consumer loans	(1)	(1)
Total charge-offs	(2)	(26)

Net (charge-offs) recoveries	34	7
Balance at end of period	$6,929	$7,155

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.74%	0.81%
Net charge-offs (recoveries) as a percentage of average loans receivable, net, during the period (annualized)	(0.02)%	0.00%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.
	September 30, 2019
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$323,159	$987	$4,186	$328,332
Multi-family	479,597	—	—	479,597
Commercial real estate	110,652	—	—	110,652
Construction	4,773	—	1,139	5,912
Commercial business loans	323	—	45	368
Consumer loans	141	3	—	144
Total loans held for investment, gross	$918,645	$990	$5,370	$925,005

(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2019
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$318,671	$660	$5,621	$324,952
Multi-family	439,041	—	—	439,041
Commercial real estate	111,928	—	—	111,928
Construction	3,667	—	971	4,638
Other	167	—	—	167
Commercial business loans	429	—	49	478
Consumer loans	129	5	—	134
Total loans held for investment, gross	$874,032	$665	$6,641	$881,338

(1)  All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Quarter Ended September 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076
Provision (recovery) for loan losses	(510)	288	35	13	(3)	(6)	2	(181)
Recoveries	36	—	—	—	—	—	—	36
Charge-offs	(1)	—	—	—	—	—	(1)	(2)
Allowance for loan losses, end of period	$2,234	$3,507	$1,085	$74	$—	$20	$9	$6,929

Allowance for loan losses:
Individually evaluated for impairment	$47	$—	$—	$—	$—	$7	$—	$54
Collectively evaluated for impairment	2,187	3,507	1,085	74	—	13	9	6,875
Allowance for loan losses, end of period	$2,234	$3,507	$1,085	$74	$—	$20	$9	$6,929

Loans held for investment:
Individually evaluated for impairment	$3,766	$—	$—	$1,139	$—	$45	$—	$4,950
Collectively evaluated for impairment	324,566	479,597	110,652	4,773	—	323	144	920,055
Total loans held for investment, gross	$328,332	$479,597	$110,652	$5,912	$—	$368	$144	$925,005
Allowance for loan losses as a percentage of gross loans held for investment	0.68%	0.73%	0.98%	1.25%	—%	5.43%	6.25%	0.74%

	Quarter Ended September 30, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385
Provision (recovery) for loan losses	(49)	(156)	(18)	(9)	—	(5)	—	(237)
Recoveries	32	—	—	—	—	—	1	33
Charge-offs	(25)	—	—	—	—	—	(1)	(26)
Allowance for loan losses, end of period	$2,741	$3,336	$1,012	$38	$3	$19	$6	$7,155

Allowance for loan losses:
Individually evaluated for impairment	$124	$—	$—	$—	$—	$5	$—	$129
Collectively evaluated for impairment	2,617	3,336	1,012	38	3	14	6	7,026
Allowance for loan losses, end of period	$2,741	$3,336	$1,012	$38	$3	$19	$6	$7,155

Loans held for investment:
Individually evaluated for impairment	$6,370	$—	$—	$745	$—	$68	$—	$7,183
Collectively evaluated for impairment	301,110	454,821	112,026	3,101	167	348	104	871,677
Total loans held for investment, gross	$307,480	$454,821	$112,026	$3,846	$167	$416	$104	$878,860
Allowance for loan losses as a percentage of gross loans held for investment	0.89%	0.73%	0.90%	0.99%	1.80%	4.57%	5.77%	0.81%

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

	At September 30, 2019
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,112	$—	$1,112	$(133)	$979
Without a related allowance (2)	3,576	(502)	3,074	—	3,074
Total single-family	4,688	(502)	4,186	(133)	4,053

Construction:
Without a related allowance (2)	1,139	—	1,139	—	1,139
Total construction	1,139	—	1,139	—	1,139

Commercial business loans:
With a related allowance	45	—	45	(7)	38
Total commercial business loans	45	—	45	(7)	38

Total non-performing loans	$5,872	$(502)	$5,370	$(140)	$5,230
(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2019
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,640	$—	$2,640	$(434)	$2,206
Without a related allowance (2)	3,518	(518)	3,000	—	3,000
Total single-family	6,158	(518)	5,640	(434)	5,206

Construction:
Without a related allowance (2)	971	—	971	—	971
Total construction	971	—	971	—	971

Commercial business loans:
With a related allowance	49	—	49	(8)	41
Total commercial business loans	49	—	49	(8)	41

Total non-performing loans	$7,178	$(518)	$6,660	$(442)	$6,218
(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At both September 30, 2019 and June 30, 2019, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing, except for one construction loan with undisbursed loan funds of $862,000 and $1.0 million, respectively.

For the quarters ended September 30, 2019 and 2018, the Corporation’s average recorded investment in non-performing loans was $5.4 million and $7.0 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended September 30, 2019, the Bank received $153,000 in interest payments from non-performing loans, of which $129,000 were recognized as interest income and the remaining $24,000 were applied to reduce the loan balances under the cost recovery method.  In comparison for the quarter ended September 30, 2018, the Bank received $121,000 in interest payments from non-performing loans, of which $65,000 were recognized as interest income and the remaining $56,000 were applied to reduce the loan balances under the cost recovery method.

The following table presents the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2019 and 2018:
	Quarter Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$3,086	$116	$4,599	$40
Construction	1,084	—	248	—
	4,170	116	4,847	40

With related allowances:
Mortgage loans:
Single-family	1,198	12	2,071	24
Commercial business loans	46	1	68	1
	1,244	13	2,139	25

Total	$5,414	$129	$6,986	$65

For the quarter ended September 30, 2019, no new loans were restructured from their original terms and classified as restructured loans, while two substandard restructured loans were paid off.  For the quarter ended September 30, 2018, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was upgraded to the pass category. During the quarters ended September 30, 2019 and 2018, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the quarters ended September 30, 2019 and 2018, there was no loan whose modification was extended beyond the initial maturity of the modification. At both September 30, 2019 and June 30, 2019, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of September 30, 2019, the Corporation held six restructured loans with a net outstanding balance of $1.8 million:  one loan was classified as special mention on accrual status ($431,000) and five loans were classified as substandard on non-accrual status ($1.4 million). As of June 30, 2019, the Corporation held eight restructured loans with a net outstanding balance of $3.8 million: one loan was classified as special mention on accrual status ($437,000); one loan was classified as substandard on accrual status ($1.4 million); and six loans were classified as substandard on non-accrual status ($1.9 million).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of September 30, 2019 and June 30, 2019, $1.4 million or 77%, and $2.4 million or 63%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:
	At	At
(In Thousands)	September 30, 2019	June 30, 2019
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$1,316	$1,891
Commercial business loans	38	41
Total	1,354	1,932

Restructured loans on accrual status:
Mortgage loans:
Single-family	431	1,861
Total	431	1,861

Total restructured loans	$1,785	$3,793

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.
	At September 30, 2019
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$693	$—	$693	$(47)	$646
Without a related allowance (2)	1,466	(365)	1,101	—	1,101
Total single-family	2,159	(365)	1,794	(47)	1,747

Commercial business loans:
With a related allowance	45	—	45	(7)	38
Total commercial business loans	45	—	45	(7)	38

Total restructured loans	$2,204	$(365)	$1,839	$(54)	$1,785
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

During the quarter ended September 30, 2019, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold.  This compares to the quarter ended September 30, 2018 when no properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold. As of September 30, 2019 and June 30, 2019, there was no real estate owned property at both dates.  A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2019 and June 30, 2019, the Corporation had commitments to extend credit on loans to be held for investment of $7.1 million and $4.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.
Commitments	September 30, 2019	June 30, 2019
(In Thousands)

Undisbursed loan funds – Construction loans	$6,213	$6,592
Undisbursed lines of credit – Commercial business loans	1,065	1,003
Undisbursed lines of credit – Consumer loans	470	479
Commitments to extend credit on loans to be held for investment	7,109	4,254
Total	$14,857	$12,328

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters ended September 30, 2019 and 2018.
	For the Quarters Ended September 30,
(In Thousands)	2019	2018
Balance, beginning of the period	$141	$157
Provision (recovery)	2	(8)
Balance, end of the period	$143	$149
In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of September 30, 2019 and June 30, 2019, there were no outstanding derivative financial instruments.

The net impact of derivative financial instruments recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2019 and 2018 was as follows:
	For the Quarters Ended September 30,
Derivative Financial Instruments	2019	2018
(In Thousands)
Commitments to extend credit on loans to be held for sale	$—	$(329)
Mandatory loan sale commitments and TBA MBS trades	—	679
Total net gain	$—	$350

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of September 30, 2019 and June 30, 2019, the Bank serviced $8.8 million and $9.7 million of loans under this program, respectively and has established a recourse liability of $50,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the quarter ended September 30, 2019, the Bank repurchased one single-family loan of $566,000. In comparison, the Bank repurchased three single-family loans totaling $253,000 (including two loans that were fully charged off) during the quarter ended September 30, 2018. There were no other repurchase requests, which did not result in the repurchase of the loan itself, were settled in the quarters ended September 30, 2019 and 2018. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $200,000 for loans sold to other investors as of both September 30, 2019 and June 30, 2019.

The following table shows the summary of the recourse liability for the quarters ended September 30, 2019 and 2018:
	For the Quarters Ended September 30,
Recourse Liability	2019	2018
(In Thousands)

Balance, beginning of the period	$250	$283
Recovery from recourse liability	—	(33)
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$250	$250

Note 7: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option pursuant to ASC 825, “Financial Instruments” on loans originated for sale.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “Fair Value Option”) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain (Loss)
As of September 30, 2019:
Loans held for investment, at fair value	$4,386	$4,529	$(143)

As of June 30, 2019:
Loans held for investment, at fair value	$5,094	$5,218	$(124)

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value, interest-only strips and derivative financial instruments; while non-performing loans, mortgage servicing assets ("MSA") and real estate owned are measured at fair value on a nonrecurring basis.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:
	Fair Value Measurement at September 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,413	$—	$3,413
U.S. government sponsored enterprise MBS	—	1,851	—	1,851
Private issue CMO	—	—	253	253
Investment securities - available for sale	—	5,264	253	5,517

Loans held for investment, at fair value	—	—	4,386	4,386
Interest-only strips	—	—	14	14
Total assets	$—	$5,264	$4,653	$9,917

Liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,613	$—	$3,613
U.S. government sponsored enterprise MBS	—	2,087	—	2,087
Private issue CMO	—	—	269	269
Investment securities - available for sale	—	5,700	269	5,969

Loans held for investment, at fair value	—	—	5,094	5,094
Interest-only strips	—	—	16	16
Total assets	$—	$5,700	$5,379	$11,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:
	For the Quarter Ended September 30, 2019
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Total
Beginning balance at June 30, 2019	$269	$5,094	$16	$5,379
Total gains or losses (realized/unrealized):
Included in earnings	—	(18)	—	(18)
Included in other comprehensive loss	—	—	(2)	(2)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(16)	(690)	—	(706)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at September 30, 2019	$253	$4,386	$14	$4,653

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:
	Fair Value Measurement at September 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$4,212	$1,018	$5,230
Mortgage servicing assets	—	—	502	502
Real estate owned, net	—	—	—	—
Total	$—	$4,212	$1,520	$5,732
	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$3,971	$2,247	$6,218
Mortgage servicing assets	—	—	627	627
Real estate owned, net	—	—	—	—
Total	$—	$3,971	$2,874	$6,845

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of September 30, 2019:
(Dollars In Thousands)	Fair Value As of September 30, 2019	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$253	Market comparable pricing	Comparability adjustment	2.6% - 3.0% (2.9%)	Increase

Loans held for investment, at fair value	$4,386	Relative value analysis	Broker quotes Credit risk factor	97.6% - 104.1% (101.4%) of par 1.2% - 100.0% (4.6%)	Increase Decrease

Non-performing loans(3)	$684	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$334	Relative value analysis	Credit risk factor	20.0% - 30.0% (20.5%)	Decrease

Mortgage servicing assets	$502	Discounted cash flow	Prepayment speed (CPR) Discount rate	15.3% - 60.0% (25.1%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$14	Discounted cash flow	Prepayment speed (CPR) Discount rate	20.4% - 40.6% (39.3%) 9.0%	Decrease Decrease

Liabilities:
None

(1)	The range is based on the historical estimated fair values and management estimates.
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

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment speeds, discount rates, broker quotes and roll-forward costs, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2019 and June 30, 2019 was as follows:
	September 30, 2019
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$85,088	$86,272	$—	$86,272	$—
Loans held for investment, not recorded at fair value	$919,928	$906,318	$—	$—	$906,318
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$831,736	$804,196	$—	$—	$804,196
Borrowings	$131,092	$133,308	$—	$—	$133,308

	June 30, 2019
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$94,090	$95,359	$—	$95,359	$—
Loans held for investment, not recorded at fair value	$874,831	$861,374	$—	$—	$861,374
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$841,271	$813,087	$—	$—	$813,087
Borrowings	$101,107	$102,826	$—	$—	$102,826

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2019, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 8: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters ended September 30, 2019 and 2018.
	For the Quarter Ended September 30, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2019	$150	$11	$161

Other comprehensive income (loss) before reclassifications	(12)	(1)	(13)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	(12)	(1)	(13)

Ending balance at September 30, 2019	$138	$10	$148

	For the Quarter Ended September 30, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2018	$194	$16	$210

Other comprehensive income (loss) before reclassifications	(22)	1	(21)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	(22)	1	(21)

Ending balance at September 30, 2018	$172	$17	$189

Note 9: Revenue From Contracts With Customers

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Company is generally the principal in these contracts, with the exception of interchanges fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue:

The following table includes the Company's non-interest income disaggregated by type of services for the quarters ended September 30, 2019 and 2018:

	For the Quarters Ended September 30,
Type of Services	2019	2018
(In Thousands)
Asset management fees	$80	$82
Debit card and ATM fees	421	419
Deposit related fees	465	519
Loan related fees	6	12
BOLI (1)	47	46
Loan servicing fees (1)	133	324
Net gain (loss) on sale of loans (1)	(86)	3,132
Other	4	15
Total non-interest income	$1,070	$4,549

(1)	Not in scope of ASC 606.

For the quarters ended September 30, 2019 and 2018, substantially all of the Company's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 10: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s condensed consolidated statements of financial condition. At September 30, 2019, all of the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain,  the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarter ended September 30, 2019, expense associated with the Corporation’s leases totaled $190,000 and was recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the period indicated:

(In Thousands)	September 30, 2019
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$3,171
Accounts payable, accrued interest and other liabilities - Operating lease liabilities	$3,382

Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$179
Equipment expenses from operating leases	$11

Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net(2)	$284
(1) Variable lease costs are immaterial. (2) Revenue related to sublease activity is immaterial and netted against operating lease expenses.

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of September 30, 2019:

Amount(1)
Year Ending June 30,	(In Thousands)
2020	$771
2021	753
2022	677
2023	478
2024	361
Thereafter	530
Total contract lease payments, net(2)	$3,570

Total liability to make lease payments	$3,382
Difference in undiscounted and discounted future lease payments	$189
Weighted average discount rate	2.06%
Weighted average remaining lease term (years)	4.9

(1)   Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.
(2)   Revenue related to sublease activity is immaterial and not presented herein.

The following table summarizes the impact of the adoption of the new lease accounting guidance on the Corporation’s condensed consolidated statements of financial condition as of July 1, 2019:

(In Thousands)	June 30, 2019	Adjustments due to new lease guidance	July 1, 2019	September 30, 2019
Total assets	$1,084,850	$3,399	$1,088,249	$1,105,296
Total liabilities	$964,209	$3,704	$967,913	$983,127
Total equity	$120,641	$—	$120,641	$122,169

Note 11: Subsequent Event

On October 30, 2019, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on November 20, 2019 entitled to receive the cash dividend. The cash dividend will be payable on December 11, 2019.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At September 30, 2019, the Corporation had total assets of $1.11 billion, total deposits of $831.7 million and total stockholders’ equity of $122.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 30, 2019, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on August 20, 2019, which was paid on September 10, 2019.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

On October 30, 2019, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on November 20, 2019 will be entitled to receive the cash dividend.  The cash dividend will be payable on December 11, 2019.

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

The Corporation's critical accounting policies are described in the Corporation’s 2019 Annual Report on Form 10-K for the year ended June 30, 2019 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies.  There have been no significant changes during the three months ended September 30, 2019 to the critical accounting policies as described in the Corporation’s 2019 Annual Report on Form 10-K for the period ended June 30, 2019.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets by increasing single-family, multi-family, commercial real estate, construction and commercial business loans.  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of weaknesses in general economic conditions.

Saleable single-family mortgage loan operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in the saleable mortgage loan operations are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. On February 4, 2019, the Corporation announced that it was in the best interests of the Corporation to scale back saleable single-family mortgage loan originations and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

Commitments and Derivative Financial Instruments.  The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Notes 6 and 10 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Contractual Obligations.  The following table summarizes the Corporation’s contractual obligations at September 30, 2019 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$2,013	$3,527	$628	$240	$6,408
Pension benefits	253	507	507	6,186	7,453
Time deposits	103,402	65,967	24,244	866	194,479
FHLB – San Francisco advances	3,153	75,496	42,043	20,294	140,986
FHLB – San Francisco letter of credit	13,000	—	—	—	13,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$121,821	$145,497	$67,422	$30,044	$364,784

(1)
Represents the potential future obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of September 30, 2019, the Bank serviced $8.8 million of loans under this program.  The estimated amounts by period are based on historical loss experience.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Total assets increased $20.4 million, or two percent, to $1.11 billion at September 30, 2019 from $1.08 billion at June 30, 2019.  The increase was primarily attributable to an increase in loans held for investment, partly offset by decreases in cash and cash equivalents and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $16.1 million, or 23 percent, to $54.5 million at September 30, 2019 from $70.6 million at June 30, 2019.  The decrease in the total cash and cash equivalents was primarily attributable to the utilization of cash to fund the increase in loans held for investment, which was supplemented by an increase in borrowings.

Investment securities (held to maturity and available for sale) decreased $9.5 million, or nine percent, to $90.6 million at September 30, 2019 from $100.1 million at June 30, 2019. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities during the first three months of fiscal 2020. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $44.4 million, or five percent, to $924.3 million at September 30, 2019 from $879.9 million at June 30, 2019, primarily due to a $40.6 million increase in multi-family loans.  During the first three months of fiscal 2020, the Corporation originated $30.2 million of loans held for investment, consisting primarily of multi-family and single-family loans and also purchased $63.2 million in multi-family and single-family loans held for investment. Total loan principal payments during the first three months of fiscal 2020 were $50.8 million, down 19 percent from $62.9 million during the comparable period in fiscal 2019. The single-family loans held for investment balance at September 30, 2019 and June 30, 2019 was $328.3 million and $325.0 million, respectively, and represented approximately 35 percent and 37 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2019 and June 30, 2019, as a percentage of the total dollar amount outstanding:

As of September 30, 2019:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$101,646	31%	$146,556	45%	$79,118	24%	$1,012	—%	$328,332	100%
Multi-family	71,578	15%	300,295	63%	107,403	22%	321	—%	479,597	100%
Commercial real estate	29,401	26%	52,886	48%	28,365	26%	—	—%	110,652	100%
Construction	947	16%	4,302	73%	663	11%	—	—%	5,912	100%
Total	$203,572	22%	$504,039	55%	$215,549	23%	$1,333	—%	$924,493	100%

(1)	Other than the Inland Empire.

As of June 30, 2019:

	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$104,967	33%	$146,963	45%	$71,997	22%	$1,025	—%	$324,952	100%
Multi-family	70,241	16%	272,282	62%	96,192	22%	326	—%	439,041	100%
Commercial real estate	30,551	27%	54,010	48%	27,367	25%	—	—%	111,928	100%
Construction	525	11%	3,579	77%	534	12%	—	—%	4,638	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$206,284	24%	$476,834	54%	$196,257	22%	$1,351	—%	$880,726	100%

(1)	Other than the Inland Empire.

Total deposits decreased $9.6 million, or one percent, to $831.7 million at September 30, 2019 from $841.3 million at June 30, 2019.  Transaction accounts decreased $7.5 million, or one percent, to $640.6 million at September 30, 2019 from $648.1 million at June 30, 2019, while time deposits decreased $1.9 million, or one percent, to $191.2 million at September 30, 2019 from $193.1 million at June 30, 2019.

Total borrowings increased $30.0 million, or 30 percent, to $131.1 million at September 30, 2019 as compared to $101.1 million at June 30, 2019, due to additional long-term borrowing during the first three months of fiscal 2020. The borrowings were primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders’ equity increased $1.6 million, or one percent, to $122.2 million at September 30, 2019 from $120.6 million at June 30, 2019, primarily as a result of net income of $2.6 million and stock-based compensation of $444,000, partly offset by $1.0 million of quarterly cash dividends paid to shareholders and stock repurchases of $346,000 during the first three months of fiscal 2020. The Corporation repurchased 16,924 shares of its common stock during the quarter ended September 30, 2019 at an average cost of $20.41 per share.

Comparison of Operating Results for the Quarters Ended September 30, 2019 and 2018

The Corporation’s net income for the first quarter of fiscal 2020 was $2.6 million, up 41 percent from $1.8 million in the same period of fiscal 2019. Compared to the same quarter last year, the increase was primarily attributable to lower non-interest expenses and higher net interest income, partly offset by lower non-interest income.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 68 percent for the first quarter of fiscal 2020 from 84 percent in the same period of fiscal 2019.

Return on average assets increased 32 basis points to 0.95 percent in the first quarter of fiscal 2020 from 0.63 percent in the same period last year. Return on average equity was 8.46 percent in the first quarter of fiscal 2020 as compared to 6.03 percent in the same period last year.

Diluted earnings per share for the first quarter of fiscal 2020 were $0.33, up 38 percent from $0.24 in the same period last year.

Net Interest Income:

For the Quarters Ended September 30, 2019 and 2018.  Net interest income increased by $225,000, or two percent, to $9.6 million for the first quarter of fiscal 2020 as compared to the same period in fiscal 2019, as a result of a higher net interest margin, partly offset by a lower average interest-earning asset balance. The net interest margin increased 34 basis points to 3.64 percent in the first quarter of fiscal 2020 from 3.30 percent in the same period of fiscal 2019, primarily due to an increase in the average yield on interest-earning assets and a slight decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 33 basis points to 4.21 percent in the first quarter of fiscal 2020 from 3.88 percent in the same quarter last year, and the weighted-average cost of interest-bearing liabilities decreased by one basis point to 0.63 percent for the first quarter of fiscal 2020 as compared to 0.64 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to an increase in the average yield of all interest-earning assets resulting primarily from higher market interest rates, except the average yield on FHLB – San Francisco stock which was unchanged. The average balance of interest-earning assets decreased $82.0 million, or seven percent, to $1.05 billion in the first quarter of fiscal 2020 from $1.13 billion in the comparable period of fiscal 2019, primarily reflecting decreases in the average balance of loans receivable and interest-earning deposits, partly offset by an increase in the average balance of investment securities. The average balance of interest-bearing liabilities decreased by $80.4 million, or eight percent, to $942.5 million in the first quarter of fiscal 2020 from $1.02 billion in the same quarter last year. The decreases in the average balances of both loans receivable and interest-bearing liabilities were primarily due to the scaling back of saleable single-family mortgage loan originations and corresponding reduction in loans held for sale to none at September 30, 2019 compared to $78.8 million at September 30, 2018.

Interest Income:

For the Quarters Ended September 30, 2019 and 2018.  Total interest income increased by $78,000, or one percent, to $11.1 million for the first quarter of fiscal 2020 as compared to $11.0 million for the same quarter of fiscal 2019.  The increase was primarily due to an increase in interest income from investment securities, partly offset by decreases in interest earned from loans receivable and interest-earning deposits.

Interest income on loans receivable (including loans held for sale) decreased $99,000, or one percent, to $10.1 million in the first quarter of fiscal 2020 as compared to the same quarter of fiscal 2019.  This decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield reflecting the rise in interest rates over the last year. The average balance of loans receivable decreased by $63.8 million, or seven percent, to $903.3 million for the first quarter of fiscal 2020 from $967.1 million in the same quarter of fiscal 2019, primarily due to a decrease in average loans held for sale attributable to the scaling back of single-family mortgage loan originations, partly offset by an increase in average loans held for investment. The average loans receivable yield during the first quarter of fiscal 2020 increased 25 basis points to 4.46 percent from 4.21 percent during the same quarter last year, primarily due to an increase in the average yield of loans held for investment.

The average balance of loans held for investment increased $10.4 million, or one percent, to $903.3 million during the first quarter of fiscal 2020 from $892.9 million in the same quarter of fiscal 2019. The average yield on the loans held for investment increased by 28 basis points to 4.46 percent in the first quarter of fiscal 2020 from 4.18 percent in the same quarter of fiscal 2019. There were no loans held for sale in the first quarter of fiscal 2020 as compared to the average balance of $74.2 million with an average yield of 4.59 percent in the same quarter of fiscal 2019.

Interest income from investment securities increased $269,000, or 78 percent, to $614,000 in the first quarter of fiscal 2020 from $345,000 for the same quarter of fiscal 2019. This increase was attributable to a higher average yield and, to a much lesser extent, a higher average balance. The average investment securities yield increased 105 basis points to 2.56 percent in the first quarter of fiscal 2020 from 1.51 percent in the same quarter of fiscal 2019. The increase in the average investment securities yield was primarily attributable to the purchases of investment securities which had higher average yields than the existing portfolio and the repricing of adjustable rate mortgage-backed securities to higher interest rates, partly offset by accelerated amortization of purchase premiums resulting from accelerated principal payments. The average balance of investment securities increased $4.6 million, or five percent, to $95.9 million in the first quarter of fiscal 2020 from $91.3 million in the same quarter of fiscal 2019. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2020 was $143,000, unchanged from the same quarter of fiscal 2019. The average balance of FHLB – San Francisco stock in the first quarter of fiscal 2020 remained unchanged at $8.2 million as compared to the same quarter of fiscal 2019 and the average yield also remained unchanged at 6.98 percent.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $246,000 in the first quarter of fiscal 2020, down 27 percent from $338,000 in the same quarter of fiscal 2019. The decrease was primarily due to a lower average balance, partly offset by a higher average yield. The average balance of the interest-earning deposits in the first quarter of fiscal 2020 was $44.5 million, a decrease of $22.8 million or 34 percent, from $67.3 million in the same quarter of fiscal 2019. The average yield earned on interest-earning deposits increased 20 basis points to 2.16 percent in the first quarter of fiscal 2020 from 1.96 percent in the comparable quarter last year, due primarily to the increases in the targeted federal funds rate in 2018, partly offset by recent rate decreases in the targeted federal funds rate in 2019.

Interest Expense:

For the Quarters Ended September 30, 2019 and 2018.  Total interest expense decreased $147,000, or nine percent to $1.5 million in the first quarter of fiscal 2020 from $1.6 million in the comparable quarter of fiscal 2019. This decrease was attributable primarily to a lower average balance on both deposits and borrowings.

Interest expense on deposits for the first quarter of fiscal 2020 was $776,000 as compared to $880,000 for the same period last year, a decrease of $104,000, or 12 percent.  The decrease in interest expense on deposits was attributable to a lower average balance and a slightly lower average cost of deposits. The average balance of deposits decreased $72.1 million, or eight percent, to $830.8 million during the quarter ended September 30, 2019 from $902.9 million during the same period last year. The decrease in the average balance was primarily attributable to decreases in time deposits and, to a lesser extent, savings deposits, partly offset by an increase in checking and money market deposits. The average cost of deposits remained relatively stable, decreasing by two basis points to 0.37 percent during the first quarter of fiscal 2020 from 0.39 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance, partly offset by a seven basis-point increase in the average cost. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the first quarter of fiscal 2020 was 77 percent, compared to 74 percent in the same period of fiscal 2019.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2020 decreased $43,000, or six percent, to $720,000 from $763,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance, partly offset by a higher average cost. The average balance of borrowings decreased $8.4 million, or seven percent, to $111.6 million during the quarter ended September 30, 2019 from $120.0 million during the same period last year. The average cost of borrowings increased four basis points to 2.56 percent for the quarter ended September 30, 2019 from 2.52 percent in the same quarter last year. The increase in the average cost of borrowings was primarily due to the utilization of short-term borrowings with a lower interest rate than the weighted average interest rate of all borrowings in the first quarter of fiscal 2019.

The following tables present the average balance sheets for the quarters ended September 30, 2019 and 2018, respectively:

Average Balance Sheets
	Quarter Ended September 30, 2019			Quarter Ended September 30, 2018
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$903,272	$10,075	4.46%	$967,104	$10,174	4.21%
Investment securities	95,945	614	2.56%	91,301	345	1.51%
FHLB – San Francisco stock	8,199	143	6.98%	8,199	143	6.98%
Interest-earning deposits	44,511	246	2.16%	67,344	338	1.96%

Total interest-earning assets	1,051,927	11,078	4.21%	1,133,948	11,000	3.88%

Non interest-earning assets	31,408			30,280

Total assets	$1,083,335			$1,164,228

Interest-bearing liabilities:
Checking and money market accounts (2)	$381,211	$110	0.11%	$377,651	$108	0.11%
Savings accounts	259,651	134	0.20%	288,472	151	0.21%
Time deposits	189,958	532	1.11%	236,754	621	1.04%

Total deposits	830,820	776	0.37%	902,877	880	0.39%

Borrowings	111,641	720	2.56%	120,013	763	2.52%

Total interest-bearing liabilities	942,461	1,496	0.63%	1,022,890	1,643	0.64%

Non interest-bearing liabilities	19,692			20,333

Total liabilities	962,153			1,043,223

Stockholders’ equity	121,182			121,005
Total liabilities and stockholders’ equity	$1,083,335			$1,164,228

Net interest income		$9,582			$9,357

Interest rate spread (3)			3.58%			3.24%
Net interest margin (4)			3.64%			3.30%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.61%			110.86%
Return on average assets			0.95%			0.63%
Return on average equity			8.46%			6.03%

(1)
Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $160 and $376 for the quarters ended September 30, 2019 and 2018, respectively. The average balance of loans held for sale was $0 and $74.2 million during the quarters ended September 30, 2019 and 2018, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $81.3 million and $82.2 million during the quarters ended September 30, 2019 and 2018, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters ended September 30, 2019 and 2018, respectively.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance
	Quarter Ended September 30, 2019 Compared To Quarter Ended September 30, 2018 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$613	$(672)	$(40)	$(99)
Investment securities	239	18	12	269
FHLB – San Francisco stock	—	—	—	—
Interest-earning deposits	31	(112)	(11)	(92)
Total net change in income on interest-earning assets	883	(766)	(39)	78

Interest-bearing liabilities:
Checking and money market accounts	—	2	—	2
Savings accounts	(3)	(15)	1	(17)
Time deposits	42	(123)	(8)	(89)
Borrowings	11	(53)	(1)	(43)
Total net change in expense on interest-bearing liabilities	50	(189)	(8)	(147)
Net increase (decrease) in net interest income	$833	$(577)	$(31)	$225

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended September 30, 2019 and 2018.  During the first quarter of fiscal 2020, the Corporation recorded a recovery from the allowance for loan losses of $181,000, as compared to a recovery of $237,000 in the same period of fiscal 2019.  The recovery from the allowance for loan losses during this quarter and same quarter last year was primarily attributable to the improving risk profile of the loan portfolio as reflected in the asset quality ratios and loan balances shifting to lower risk categories from higher risk categories. Non-performing loans, net of the allowance for loan losses and fair value adjustments decreased 16 percent to $5.2 million at September 30, 2019 from $6.2 million at June 30, 2019 and $6.9 million at September 30, 2018. Net loan recoveries in the first quarter of fiscal 2020 were $34,000 or 0.02 percent (annualized) of average loans receivable, compared to net recoveries of $7,000 or 0.00 percent (annualized) of average loans receivable in the same quarter of fiscal 2019. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $13.0 million at September 30, 2019 as compared to $16.2 million at June 30, 2019 and $13.4 million at September 30, 2018. Classified loans net of the allowance for loan losses and fair value adjustments at September 30, 2019 were comprised of $6.9 million of loans in the special mention category and $6.1 million of loans in the substandard category as compared to $8.6 million of loans in the special mention category and  $7.6 million of loans in the substandard category at June 30, 2019.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank's charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and

California economies such as the improving unemployment rate and higher home prices in California.  See related discussion of “Asset Quality.”

At September 30, 2019, the allowance for loan losses was $6.9 million, comprised of collectively evaluated allowances of $6.8 million and individually evaluated allowances of $54,000; in comparison to the allowance for loan losses of $7.1 million at June 30, 2019, comprised of collectively evaluated allowances of $7.0 million and individually evaluated allowances of $130,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.74 percent at September 30, 2019 as compared to 0.80 percent at June 30, 2019. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2019 and 2018.  Total non-interest income decreased $3.4 million, or 76 percent, to $1.1 million for the quarter ended September 30, 2019 from $4.5 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans to a loss on sale of loans.

The net gain on sale of loans decreased $3.2 million, or 103 percent, to a net loss of $86,000 for the first quarter of fiscal 2020 from a net gain of $3.1 million in the same quarter of fiscal 2019. The net loss in the first quarter of fiscal 2020 was primarily attributable to loan sale premium refunds from early payoff of loans previously sold. There was no loan sale volume in the first quarter of fiscal 2020, as compared to $181.8 million in the quarter ended September 30, 2018 with an average loan sale margin of 1.70 percent.

Non-Interest Expense:

For the Quarters Ended September 30, 2019 and 2018.  Total non-interest expense in the quarter ended September 30, 2019 was $7.2 million, a decrease of $4.5 million, or 38 percent, as compared to $11.7 million in the quarter ended September 30, 2018. The decrease was primarily attributable to scaling back the origination of saleable single-family mortgage loans resulting in significant reductions in salaries and employee benefits expenses due to lower incentive compensation and staff reductions and premises and occupancy expenses due to the closing of loan production offices, as well as reductions in other related expenses.

Total salaries and employee benefits expense decreased $3.3 million, or 40 percent, to $5.0 million in the first quarter of fiscal 2020 from $8.3 million in the same period of fiscal 2019. Total full-time equivalent employees were 188 at September 30, 2019, down 175 or 48 percent from 363 at September 30, 2018.

Total premises and occupancy expenses decreased $467,000, or 35 percent, to $878,000 in the first quarter of fiscal 2020 from $1.3 million in the same period of fiscal 2019 due primarily to the closures of 10 loan production offices and one retail banking center.

In addition, deposit insurance premiums and regulatory assessments decreased $181,000 due primarily to a $150,000 small bank assessment credit awarded by the FDIC and other expenses decreased by $320,000 due primarily to a $296,000 reversion of a previously recognized legal settlement (see Part II, Item 1- Legal Proceedings) during the quarter ended September 30, 2019. The Bank has $224,000 remaining in small bank assessment credits, which may be recognized in future periods when allowed for by the FDIC consistent with insurance fund levels being met.

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

For the Quarters Ended September 30, 2019 and 2018.  The Corporation’s income tax provision was $1.0 million for the first quarter of fiscal 2020, up 68 percent from $616,000 in the same quarter last year. The increase was attributable to higher income before income taxes in the first quarter of fiscal 2020 in comparison to the same quarter last year. The effective income tax rate for the quarter ended September 30, 2019 and 2018 was 28.73% and 25.26%, respectively. The higher effective tax rate in the first quarter of fiscal 2020 was due primarily to fewer tax benefits resulting from stock-based compensation activities in comparison to the same quarter last year. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2020 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, was $5.2 million at September 30, 2019, down from $6.2 million at June 30, 2019. Non-performing loans as a percentage of loans held for investment at September 30, 2019 was 0.47%, improving from 0.57% at June 30, 2019.  The non-performing loans at September 30, 2019 are comprised of 17 single-family loans ($4.1 million), one construction loan ($1.1 million) and one commercial business loan ($38,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of September 30, 2019, total restructured loans decreased $2.0 million, or 53 percent, to $1.8 million from $3.8 million at June 30, 2019.  At September 30, 2019 and June 30, 2019, $1.4 million and $1.9 million of these restructured loans were classified as non-performing, respectively.  As of September 30, 2019, $1.4 million, or 77 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $2.4 million, or 63 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2019.

There was no real estate owned at both September 30, 2019 and June 30, 2019.

Non-performing assets, which includes non-performing loans and real estate owned, if any, decreased $988,000 or 16 percent to $5.2 million or 0.47 percent of total assets at September 30, 2019 from $6.2 million or 0.57 percent of total assets at June 30, 2019. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline from the levels described in the following tables (which were derived at the time of loan origination), the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated or overstated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline or improvement in real estate values that has occurred and the specific location and condition of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline or improvement in real estate values has had on the original LTVs of its loans held for investment.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:
(In Thousands)	At September 30, 2019	At June 30, 2019
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$2,737	$3,315
Construction	1,139	971
Total	3,876	4,286

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	1,316	1,891
Commercial business loans	38	41
Total	1,354	1,932

Total non-performing loans	5,230	6,218

Real estate owned, net	—	—
Total non-performing assets	$5,230	$6,218

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.57%	0.71%

Non-performing loans as a percentage of total assets	0.47%	0.57%

Non-performing assets as a percentage of total assets	0.47%	0.57%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:
	At September 30, 2019		At June 30, 2019
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$3,039	8	$3,795	13
Multi-family	3,842	3	3,864	3
Commercial real estate	—	—	927	1
Total special mention loans	6,881	11	8,586	17

Substandard loans:
Mortgage loans:
Single-family	4,053	19	6,631	23
Commercial real estate	926	1	—	—
Construction	1,139	1	971	1
Commercial business loans	38	1	41	1
Total substandard loans	6,156	22	7,643	25

Total classified loans	13,037	33	16,229	42

Real estate owned	—	—	—	—

Total classified assets	$13,037	33	$16,229	42

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters indicated:
	For the Quarters Ended September 30,
(In Thousands)	2019	2018
Loans originated for sale:
Retail originations	$—	$127,133
Wholesale originations	—	69,188
Total loans originated for sale	—	196,321

Loans sold:
Servicing released	—	(211,050)
Servicing retained	—	(758)
Total loans sold	—	(211,808)

Loans originated for investment:
Mortgage loans:
Single-family	7,506	17,216
Multi-family	19,350	12,709
Commercial real estate	2,419	5,305
Construction	896	1,480
Total loans originated for investment	30,171	36,710

Loans purchased for investment:
Mortgage loans:
Single-family	26,123	—
Multi-family	37,126	—
Total loans purchased for investment	63,249	—

Mortgage loan principal payments	(50,829)	(62,929)
Real estate acquired in settlement of loans	—	—
Increase (decrease) in other items, net (1)	1,798	(1,392)

Net increase (decrease) in loans held for investment and loans held for sale at fair value	$44,389	$(43,098)

(1)
Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, fair value of loans held for sale, advance payments of escrows and repurchases.

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, FHLB – San Francisco advances, access to the discount window facility at the Federal Reserve Bank of San Francisco and access to a federal funds facility with its correspondent bank.  While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Corporation is the origination and purchase of loans held for investment.  During the first three months of fiscal 2020 and 2019, the Corporation originated and purchased loans for investment of $93.4 million and $36.7 million of loans, respectively. At September 30, 2019, the Corporation had loan origination commitments totaling $7.1 million, undisbursed lines of credit totaling $1.5 million and undisbursed construction loan funds totaling $6.2 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first three months of fiscal 2020, the net decrease in deposits was $9.6 million or one percent, primarily due to savings accounts and non interest-bearing checking accounts. Time deposits decreased $1.9 million, or one percent, to $191.2 million at September 30, 2019 from $193.1 million at June 30, 2019.  At September 30, 2019, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $77.8 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $24.0 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2019, total cash and cash equivalents were $54.5 million, or five percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2019, total borrowings were $131.1 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility available was $233.1 million and the remaining available collateral was $419.1 million. In addition, the Bank has secured a $63.1 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $67.1 million. As of September 30, 2019, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2020 which the Bank intends to renew upon maturity.  The Bank had no advances under its correspondent bank or discount window facility as of September 30, 2019.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2019 decreased to 15.7 percent from 20.7 percent for the quarter ended June 30, 2019.

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

At September 30, 2019, the Bank exceeded all regulatory capital requirements.  The Bank was categorized "well-capitalized" at September 30, 2019 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes (1)		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of September 30, 2019
Tier 1 leverage capital (to adjusted average assets)	$110,550	10.21%	$43,324	4.00%	$54,155	5.00%
CET1 capital (to risk-weighted assets)	$110,550	16.32%	$47,409	7.00%	$44,023	6.50%
Tier 1 capital (to risk-weighted assets)	$110,550	16.32%	$57,568	8.50%	$54,182	8.00%
Total capital (to risk-weighted assets)	$117,622	17.37%	$71,114	10.50%	$67,727	10.00%

As of June 30, 2019
Tier 1 leverage capital (to adjusted average assets)	$115,009	10.50%	$43,824	4.00%	$54,779	5.00%
CET1 capital (to risk-weighted assets)	$115,009	18.00%	$44,730	7.00%	$41,535	6.50%
Tier 1 capital (to risk-weighted assets)	$115,009	18.00%	$54,314	8.50%	$51,119	8.00%
Total capital (to risk-weighted assets)	$122,225	19.13%	$67,094	10.50%	$63,899	10.00%

(1)
The dollar amounts and ratios include the capital conservation buffer of greater than 2.50% of risk-weighted assets at September 30, 2019 and June 30, 2019 for CET1 capital, Tier 1 capital and Total capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2019, the Bank was in compliance with this requirement.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first three months of fiscal 2020, the Bank paid a cash dividend of $7.5 million to the Corporation; while the Corporation paid $1.0 million of cash dividends to its shareholders.

Supplemental Information
	At September 30, 2019	At June 30, 2019	At September 30, 2018

Loans serviced for others (in thousands)	$110,494	$120,236	$124,802

Book value per share	$16.33	$16.12	$16.22

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions.  In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short-average life.  The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of November 8, 2019, the targeted federal funds rate was 1.50% to 1.75%, making an immediate change of -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2019 (dollars in thousands).
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)
+300 bp	$219,311	$94,784	$1,198,136	18.30%	+721 bp
+200 bp	$192,202	$67,675	$1,177,269	16.33%	+524 bp
+100 bp	$161,007	$36,480	$1,152,528	13.97%	+288 bp
0 bp	$124,527	$—	$1,122,720	11.09%	0 bp
-100 bp	$112,731	$(11,796)	$1,115,819	10.10%	-99 bp
-200 bp	$115,937	$(8,590)	$1,119,953	10.35%	-74 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2019 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2019 and June 30, 2019.
	At September 30, 2019	At June 30, 2019
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.09%	11.80%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.10%	10.67%
Sensitivity Measure: Change in NPV Ratio	-99 bp	-113 bp

The pre-shock NPV ratio decreased 71 basis points to 11.09 percent at September 30, 2019 from 11.80 percent at June 30, 2019 and the post-shock NPV ratio decreased 57 basis points to 10.10 percent at September 30, 2019 from 10.67 percent at June 30, 2019.  The decrease of the NPV ratios was primarily attributable to a $7.5 million cash dividend distribution from the Bank to Provident Financial Holdings, Inc. in September 2019, partly offset by net income in the first three months of fiscal 2020 and a higher net valuation of total assets in comparison to total liabilities.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of September 30, 2019:

	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of September 30, 2019
(Dollars In Thousands)	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$47,691	$—	$—	$6,824	$54,515
Investment securities	29,286	—	—	61,319	90,605
Loans held for investment	265,573	251,921	311,871	94,949	924,314
FHLB - San Francisco stock	8,199	—	—	—	8,199
Other assets	3,380	—	—	24,283	27,663
Total assets	354,129	251,921	311,871	187,375	1,105,296

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	85,338	85,338
Checking deposits - interest bearing	39,510	79,020	79,020	65,850	263,400
Savings deposits	51,376	102,752	102,752	—	256,880
Money market deposits	17,480	17,479	—	—	34,959
Time deposits	101,870	64,519	23,914	856	191,159
Borrowings	—	71,092	40,000	20,000	131,092
Other liabilities	366	—	—	19,933	20,299
Stockholders' equity	—	—	—	122,169	122,169
Total liabilities and stockholders' equity	210,602	334,862	245,686	314,146	1,105,296

Repricing gap positive (negative)	$143,527	$(82,941)	$66,185	$(126,771)	$—
Cumulative repricing gap:
Dollar amount	$143,527	$60,586	$126,771	$—	$—
Percent of total assets	13%	5%	11%	—%	—%
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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:
•	The Corporation’s current balance sheet and repricing characteristics;
•	Forecasted balance sheet growth consistent with the business plan;
•	Current interest rates and yield curves and management estimates of projected interest rates;
•	Embedded options, interest rate floors, periodic caps and lifetime caps;
•	Repricing characteristics for market rate sensitive instruments;
•	Loan, investment, deposit and borrowing cash flows;
•	Loan prepayment estimates for each type of loan; and
•	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 and 200 basis points.

The following table describes the results of the analysis at September 30, 2019 and June 30, 2019.
At September 30, 2019		At June 30, 2019
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	5.08%	+300 bp	6.85%
+200 bp	2.88%	+200 bp	4.39%
+100 bp	1.50%	+100 bp	2.36%
-100 bp	(3.36)%	-100 bp	(3.63)%
-200 bp	(6.32)%	-200 bp	(6.69)%

At September 30, 2019 and June 30, 2019, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2019 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes in the legal proceedings previously disclosed in Part I, Item 3 of the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019, except as follows.

On July 24, 2019, the California Superior Court for the County of San Bernardino, California granted final approval of the settlement in the Cannon vs. Bank lawsuit. On July 26, 2019, the final order was signed by this court and on August 6, 2019, the Bank forwarded the settlement amount to the class administrator. The total settlement was reduced to $2.5 million from $2.8 million, resulting in a $296,000 settlement expense recovery which was recognized in the first quarter of fiscal 2020.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2020.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2019	—	$—	—	321,001
August 1 – 31, 2019	14,624	$20.46	14,624	306,377
September 1 – 30, 2019	2,300	$20.09	2,300	304,077
Total	16,924	$20.41	16,924	304,077

(1)	Represents the remaining shares available for future purchases under the April 2018 stock repurchase plan.

During the quarter ended September 30, 2019, the Corporation purchased 16,924 shares of the Corporation’s common stock at an average cost of $20.41 per share. As of September 30, 2019, a total of 68,923 shares or 18 percent of the shares authorized in the April 2018 stock repurchase plan have been purchased at an average cost of $19.91 per share, leaving 304,077 shares available for future purchases. During the quarter ended September 30, 2019, a total of 10,500 shares of common stock were exercised and a total of 8,000 shares of restricted stock were forfeited, while no shares of restricted common stock vested. The Corporation did not purchase any shares from recipients to fund their withholding tax obligations in the first quarter of fiscal 2020. During the quarter ended September 30, 2019, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 8, 2019	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.