Form 10-Q
period 2019-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2020-02-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended	December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________

Commission File Number 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0704889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2020 there were 7,483,071 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2019 and June 30, 2019	1
	Condensed Consolidated Statements of Operations
	for the Quarter and Six Months Ended December 31, 2019 and 2018	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarter and Six Months Ended December 31, 2019 and 2018	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarter and Six Months Ended December 31, 2019 and 2018	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2019 and 2018	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	41
	Safe-Harbor Statement	42
	Critical Accounting Policies	43
	Executive Summary and Operating Strategy	43
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	44
	Comparison of Financial Condition at December 31, 2019 and June 30, 2019	45
	Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2019 and 2018	47
	Asset Quality	58
	Loan Volume Activities	61
	Liquidity and Capital Resources	61
	Supplemental Information	63

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	64

ITEM 4 -	Controls and Procedures	68

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	68
ITEM 1A -	Risk Factors	69
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	69
ITEM 3 -	Defaults Upon Senior Securities	69
ITEM 4 -	Mine Safety Disclosures	69
ITEM 5 -	Other Information	69
ITEM 6 -	Exhibits	70

SIGNATURES		71
.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	December 31, 2019	June 30, 2019
Assets
Cash and cash equivalents	$48,233	$70,632
Investment securities – held to maturity, at cost	77,161	94,090
Investment securities – available for sale, at fair value	5,237	5,969
Loans held for investment, net of allowance for loan losses of $6,921 and $7,076, respectively; includes $4,173 and $5,094 at fair value, respectively	941,729	879,925
Accrued interest receivable	3,292	3,424
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,199	8,199
Premises and equipment, net	10,967	8,226
Prepaid expenses and other assets	12,569	14,385
Total assets	$1,107,387	$1,084,850

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$85,846	$90,184
Interest-bearing deposits	747,804	751,087
Total deposits	833,650	841,271

Borrowings	131,085	101,107
Accounts payable, accrued interest and other liabilities	18,876	21,831
Total liabilities	983,611	964,209

Commitments and Contingencies (Notes 6 and 10)

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,097,615 and 18,081,365 shares issued; 7,483,071 and 7,486,106 shares outstanding, respectively)	181	181
Additional paid-in capital	95,118	94,351
Retained earnings	193,704	190,839
Treasury stock at cost (10,614,544 and 10,559,259 shares, respectively)	(165,360)	(164,891)
Accumulated other comprehensive income, net of tax	133	161
Total stockholders’ equity	123,776	120,641
Total liabilities and stockholders’ equity	$1,107,387	$1,084,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Interest income:
Loans receivable, net	$10,320	$10,331	$20,395	$20,505
Investment securities	567	444	1,181	789
FHLB – San Francisco stock	145	278	288	421
Interest-earning deposits	189	387	435	725
Total interest income	11,221	11,440	22,299	22,440

Interest expense:
Checking and money market deposits	117	117	227	225
Savings deposits	131	147	265	298
Time deposits	530	630	1,062	1,251
Borrowings	804	715	1,524	1,478
Total interest expense	1,582	1,609	3,078	3,252

Net interest income	9,639	9,831	19,221	19,188
(Recovery) provision for loan losses	(22)	(217)	(203)	(454)
Net interest income, after (recovery) provision for loan losses	9,661	10,048	19,424	19,642

Non-interest income:
Loan servicing and other fees	367	277	500	601
(Loss) gain on sale of loans, net	(43)	2,263	(129)	5,395
Deposit account fees	451	509	898	1,014
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	—	(7)	—	(6)
Card and processing fees	371	392	761	790
Other	198	161	384	350
Total non-interest income	1,344	3,595	2,414	8,144

Non-interest expense:
Salaries and employee benefits	4,999	7,211	9,984	15,461
Premises and occupancy	880	1,274	1,758	2,619
Equipment	262	495	541	916
Professional expenses	331	411	739	858
Sales and marketing expenses	212	253	329	422
Deposit insurance premiums and regulatory assessments	59	172	43	337
Other	811	1,059	1,398	1,966
Total non-interest expense	7,554	10,875	14,792	22,579
Income before income taxes	3,451	2,768	7,046	5,207
Provision for income taxes	1,053	810	2,086	1,426
Net income	$2,398	$1,958	$4,960	$3,781

Basic earnings per share	$0.32	$0.26	$0.66	$0.51
Diluted earnings per share	$0.31	$0.26	$0.65	$0.50
Cash dividends per share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

.
PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$2,398	$1,958	$4,960	$3,781

Change in unrealized holding loss on securities available for sale	(21)	(28)	(40)	(58)
Reclassification adjustment for net loss on securities available for sale included in net loss	—	—	—	—
Other comprehensive loss, before income taxes	(21)	(28)	(40)	(58)

Income tax benefit	(6)	(8)	(12)	(17)
Other comprehensive loss	(15)	(20)	(28)	(41)

Total comprehensive income	$2,383	$1,938	$4,932	$3,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarter Ended December 31, 2019 and 2018:
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2019	7,479,682	$181	$94,795	$192,354	$(165,309)	$148	$122,169

Net income				2,398			2,398
Other comprehensive loss						(15)	(15)
Purchase of treasury stock	(2,361)				(51)		(51)
Exercise of stock options	5,750		83				83
Amortization of restricted stock			219				219
Stock options expense			21				21
Cash dividends (1)				(1,048)			(1,048)

Balance at December 31, 2019	7,483,071	$181	$95,118	$193,704	$(165,360)	$133	$123,776

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2019.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2018	7,500,860	$181	$95,795	$191,399	$(165,884)	$189	$121,680

Net income				1,958			1,958
Other comprehensive loss						(20)	(20)
Purchase of treasury stock (1)	(505)				(8)		(8)
Exercise of stock options	5,000		73				73
Distribution of restricted stock	1,500						—
Amortization of restricted stock			33				33
Stock options expense			12				12
Cash dividends (2)				(1,051)			(1,051)

Balance at December 31, 2018	7,506,855	$181	$95,913	$192,306	$(165,892)	$169	$122,677
(1)	Includes the repurchase of 505 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended December 31, 2019 and 2018:
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2019	7,486,106	$181	$94,351	$190,839	$(164,891)	$161	$120,641

Net income				4,960			4,960
Other comprehensive loss						(28)	(28)
Purchase of treasury stock	(19,285)				(397)		(397)
Exercise of stock options	16,250		215				215
Forfeiture of restricted stock			72		(72)		—
Amortization of restricted stock			439				439
Stock options expense			41				41
Cash dividends (1)				(2,095)			(2,095)

Balance at December 31, 2019	7,483,071	$181	$95,118	$193,704	$(165,360)	$133	$123,776
 (1)   Cash dividends of $0.28 per share were paid in the six months ended December 31, 2019.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

Net income				3,781			3,781
Other comprehensive loss						(41)	(41)
Purchase of treasury stock (1)	(21,071)				(385)		(385)
Exercise of stock options	20,000		226				226
Distribution of restricted stock	86,500						—
Amortization of restricted stock			397				397
Stock options expense			333				333
Cash dividends (2)				(2,091)			(2,091)

Balance at December 31, 2018	7,506,855	$181	$95,913	$192,306	$(165,892)	$169	$122,677
(1)   Includes the repurchase of 21,071 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)   Cash dividends of $0.28 per share were paid in the six months ended December 31, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,960	$3,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,356	1,664
(Recovery) provision for loan losses	(203)	(454)
Loss (gain) on sale of loans, net	129	(5,395)
Stock-based compensation	480	730
Provision for deferred income taxes	1,432	733
Decrease in accounts payable, accrued interest and other liabilities	(3,052)	(482)
(Increase) decrease in prepaid expenses and other assets	(3,025)	537
Loans originated for sale	—	(342,738)
Proceeds from sale of loans	—	386,778
Net cash provided by operating activities	2,077	45,154

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(61,773)	27,554
Maturity of investment securities held to maturity	—	200
Principal payments from investment securities held to maturity	16,702	15,782
Principal payments from investment securities available for sale	695	875
Purchase of investment securities held to maturity	—	(13,669)
Proceeds from sale of real estate owned	—	915
Purchase of premises and equipment	(148)	(348)
Net cash (used for) provided by investing activities	(44,524)	31,309

Cash flows from financing activities:
Decrease in deposits, net	(7,621)	(34,714)
Repayments of short-term borrowings, net	—	(15,000)
Repayments of long-term borrowings	(29)	(28)
Proceeds from long-term borrowings	30,007	—
Exercise of stock options	215	226
Withholding taxes on stock based compensation	(32)	(413)
Cash dividends	(2,095)	(2,091)
Treasury stock purchases	(397)	(385)
Net cash provided by (used for) financing activities	20,048	(52,405)

Net (decrease) increase in cash and cash equivalents	(22,399)	24,058
Cash and cash equivalents at beginning of period	70,632	43,301
Cash and cash equivalents at end of period	$48,233	$67,359
Supplemental information:
Cash paid for interest	$3,091	$3,263
Cash paid for income taxes	$350	$1,525
Transfer of loans held for sale to held for investment	$1,085	$724

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2019 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019.  The results of operations for the quarter ended December 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are significant to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2019, other than:

ASU 2016-13:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, and November 2019 ASU 2019-11, all of which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB also issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” extending the adoption date for certain registrants, including the Corporation. These ASUs will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is evaluating its current expected loss methodology of its loan and investment portfolios to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to its allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings upon adoption. The Corporation is in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio to ensure the Corporation is fully compliant with these ASUs at the adoption date and is evaluating the potential impact adoption of these ASUs will have on the Corporation’s Consolidated Financial Statements.

ASU 2018-11
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU introduces a lessee model that brings most leases onto the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting and did not result in significant implementation challenges during the transition period. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The effective date of this ASU for annual periods is beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019) and interim periods therein. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which allows entities the option of initially applying the new leases standard at the adoption date (such as January 1, 2019, for calendar year- end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Corporation adopted the provisions of ASC 842 effective July 1, 2019 utilizing the transition method allowed under ASU 2018-11 and will not restate comparative periods as well as electing to not separate non-lease components from lease components. The Corporation elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Corporation to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Corporation also elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. The adoption of ASC 842 did not have a material impact on its consolidated financial statements. See Note 10 for additional discussion.

ASU 2018-13:
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness.” The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. This guidance will be effective fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The guidance only affects disclosures in the notes to the consolidated financial statements and will not otherwise affect the Corporation’s Consolidated Financial Statements.

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

As of December 31, 2019 and 2018, there were outstanding options to purchase 554,500 shares and 509,000 shares of the Corporation’s common stock, respectively. Of those shares, as of December 31, 2019 and 2018, there were no shares and 45,000 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2019 and 2018, there were outstanding restricted stock awards of 225,500 shares and 12,000 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarter and six months ended December 31, 2019 and 2018, respectively.
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands, Except Earnings Per Share)	2019	2018	2019	2018
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$2,398	$1,958	$4,960	$3,781

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,482	7,506	7,482	7,468

Effect of dilutive shares:
Stock options	133	89	133	90
Restricted stock	43	7	36	21

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,658	7,602	7,651	7,579

Basic earnings per share	$0.32	$0.26	$0.66	$0.51
Diluted earnings per share	$0.31	$0.26	$0.65	$0.50

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2019 and June 30, 2019 were as follows:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS (1)	$73,545	$1,185	$(64)	$74,666	$73,545
U.S. SBA securities (2)	2,816	—	(13)	2,803	2,816
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$77,161	$1,185	$(77)	$78,269	$77,161

Available for sale:
U.S. government agency MBS	$3,146	$100	$—	$3,246	$3,246
U.S. government sponsored enterprise MBS	1,688	72	—	1,760	1,760
Private issue CMO (3)	227	4	—	231	231
Total investment securities - available for sale	$5,061	$176	$—	$5,237	$5,237
Total investment securities	$82,222	$1,361	$(77)	$83,506	$82,398

(1)	Mortgage-Backed Securities (“MBS”).
(2)	Small Business Administration (“SBA”).
(3)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$90,394	$1,289	$(14)	$91,669	$90,394
U.S. SBA securities	2,896	—	(6)	2,890	2,896
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$94,090	$1,289	$(20)	$95,359	$94,090

Available for sale
U.S. government agency MBS	$3,498	$116	$(1)	$3,613	$3,613
U.S. government sponsored enterprise MBS	1,998	89	—	2,087	2,087
Private issue CMO	261	8	—	269	269
Total investment securities - available for sale	$5,757	$213	$(1)	$5,969	$5,969
Total investment securities	$99,847	$1,502	$(21)	$101,328	$100,059

In the second quarter of fiscal 2020 and 2019, the Corporation received MBS principal payments of $8.1 million and $8.3 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the second quarter of fiscal 2020, as compared to the purchase of $13.5 million of U.S. government sponsored enterprise MBS to be held to maturity in the same period of fiscal 2019. For the first six months of fiscal 2020 and 2019, the Corporation received MBS principal payments of $17.4 million and $16.7 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the first six months of fiscal 2020, as compared to the purchase of $13.5 million of U.S. government sponsored enterprise MBS to be held to maturity in the same period of fiscal 2019.

The Corporation held investments with an unrealized loss position of $77,000 at December 31, 2019 and $21,000 at June 30, 2019.
As of December 31, 2019	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$6,407	$64	$—	$—	$6,407	$64
U.S. SBA securities	—	$—	2,313	13	2,313	13
Total investment securities – held to maturity	$6,407	$64	$2,313	$13	$8,720	$77

Available for sale
Total investment securities – available for sale	$—	$—	$—	$—	$—	$—
Total investment securities	$6,407	$64	$2,313	$13	$8,720	$77

As of June 30, 2019	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$6,507	$8	$1,657	$6	$8,164	$14
U.S. SBA securities	—	$—	2,883	6	2,883	6
Total investment securities – held to maturity	$6,507	$8	$4,540	$12	$11,047	$20

Available for sale
U.S. government agency MBS	$289	$1	$—	$—	$289	$1
Total investment securities – available for sale	$289	$1	$—	$—	$289	$1
Total investment securities	$6,796	$9	$4,540	$12	$11,336	$21

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At December 31, 2019, $13,000 of the $77,000 unrealized holding losses were 12 months or more; while at June 30, 2019, $12,000 of the $21,000 unrealized holding losses were 12 months or more. The Corporation does not believe that there were any other-than-temporary impairments on the investment securities at December 31, 2019 and 2018; therefore, no impairment losses were recorded for the quarter ended December 31, 2019 and 2018.

Contractual maturities of investment securities as of December 31, 2019 and June 30, 2019 were as follows:
	December 31, 2019		June 30, 2019
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$400	$400
Due after one through five years	25,201	25,309	32,584	32,728
Due after five through ten years	30,383	31,066	35,306	36,090
Due after ten years	20,777	21,094	25,800	26,141
Total investment securities - held to maturity	$77,161	$78,269	$94,090	$95,359

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	5,061	5,237	5,757	5,969
Total investment securities - available for sale	$5,061	$5,237	$5,757	$5,969
Total investment securities	$82,222	$83,506	$99,847	$101,328

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:
(In Thousands)	December 31, 2019	June 30, 2019
Mortgage loans:
Single-family	$347,344	$324,952
Multi-family	479,151	439,041
Commercial real estate	107,613	111,928
Construction (1)	6,914	4,638
Other	—	167
Commercial business loans (2)	578	478
Consumer loans (3)	140	134
Total loans held for investment, gross	941,740	881,338

Advance payments of escrows	56	53
Deferred loan costs, net	6,854	5,610
Allowance for loan losses	(6,921)	(7,076)
Total loans held for investment, net	$941,729	$879,925

(1)	Net of $6.8 million and $6.6 million of undisbursed loan funds as of December 31, 2019 and June 30, 2019, respectively
(2)	Net of $0.9 million and $1.0 million of undisbursed lines of credit as of December 31, 2019 and June 30, 2019, respectively.
(3)	Net of $0.5 million and $0.5 million of undisbursed lines of credit as of December 31, 2019 and June 30, 2019, respectively.

The following table sets forth information at December 31, 2019 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised one percent and two percent of loans held for investment at December 31, 2019 and June 30, 2019, respectively.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$83,613	$41,111	$121,719	$90,106	$10,795	$347,344
Multi-family	138,125	162,170	159,357	19,327	172	479,151
Commercial real estate	38,497	27,918	40,118	685	395	107,613
Construction	5,796	—	—	—	1,118	6,914
Commercial business loans	160	—	—	—	418	578
Consumer loans	140	—	—	—	—	140
Total loans held for investment, gross	$266,331	$231,199	$321,194	$110,118	$12,898	$941,740

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:
	December 31, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$339,599	$475,330	$106,687	$5,629	$535	$140	$927,920
Special Mention	4,276	3,821	—	1,285	—	—	9,382
Substandard	3,469	—	926	—	43	—	4,438
Total loans held for investment, gross	$347,344	$479,151	$107,613	$6,914	$578	$140	$941,740

	June 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$314,036	$435,177	$111,001	$3,667	$167	$429	$134	$864,611
Special Mention	3,795	3,864	927	—	—	—	—	8,586
Substandard	7,121	—	—	971	—	49	—	8,141
Total loans held for investment, gross	$324,952	$439,041	$111,928	$4,638	$167	$478	$134	$881,338

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(Dollars in Thousands)	2019	2018	2019	2018

Allowance at beginning of period	$6,929	$7,155	$7,076	$7,385

Provision (recovery) for loan losses	(22)	(217)	(203)	(454)

Recoveries:
Mortgage loans:
Single-family	13	123	49	155
Consumer loans	1	—	1	1
Total recoveries	14	123	50	156

Charge-offs:
Mortgage loans:
Single-family	—	—	(1)	(25)
Consumer loans	—	—	(1)	(1)
Total charge-offs	—	—	(2)	(26)

Net recoveries (charge-offs)	14	123	48	130
Balance at end of period	$6,921	$7,061	$6,921	$7,061

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.73%	0.80%	0.73%	0.80%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.01)%	(0.05)%	(0.01)%	(0.03)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.
	December 31, 2019
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$342,893	$982	$3,469	$347,344
Multi-family	479,151	—	—	479,151
Commercial real estate	107,613	—	—	107,613
Construction	6,914	—	—	6,914
Commercial business loans	535	—	43	578
Consumer loans	136	4	—	140
Total loans held for investment, gross	$937,242	$986	$3,512	$941,740

(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2019
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$318,671	$660	$5,621	$324,952
Multi-family	439,041	—	—	439,041
Commercial real estate	111,928	—	—	111,928
Construction	3,667	—	971	4,638
Other	167	—	—	167
Commercial business loans	429	—	49	478
Consumer loans	129	5	—	134
Total loans held for investment, gross	$874,032	$665	$6,641	$881,338

(1)  All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Quarter Ended December 31, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business		Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,234	$3,507	$1,085	$74		$20	$9	$6,929
Provision (recovery) for loan losses	(90)	(5)	(27)	94		8	(2)	(22)
Recoveries	13	—	—	—		—	1	14
Charge-offs	—	—	—	—		—	—	—
Allowance for loan losses, end of period	$2,157	$3,502	$1,058	$168		$28	$8	$6,921

Allowance for loan losses:
Individually evaluated for impairment	$46	$—	$—	$—	$	$ 6	$—	$52
Collectively evaluated for impairment	2,111	3,502	1,058	168		22	8	6,869
Allowance for loan losses, end of period	$2,157	$3,502	$1,058	$168		$28	$8	$6,921

Loans held for investment:
Individually evaluated for impairment	$3,053	$—	$—	$—	$	$ 43	$—	$3,096
Collectively evaluated for impairment	344,291	479,151	107,613	6,914		535	140	938,644
Total loans held for investment, gross	$347,344	$479,151	$107,613	$6,914		$578	$140	$941,740
Allowance for loan losses as a percentage of gross loans held for investment	0.62%	0.73%	0.98%	2.43%		4.84%	5.71%	0.73%

	Quarter Ended December 31, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,741	$3,336	$1,012	$38	$3	$19	$6	$7,155
Provision (recovery) for loan losses	(185)	(56)	7	10	—	7	—	(217)
Recoveries	123	—	—	—	—	—	—	123
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$2,679	$3,280	$1,019	$48	$3	$26	$6	$7,061

Allowance for loan losses:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$9	$—	$168
Collectively evaluated for impairment	2,520	3,280	1,019	48	3	17	6	6,893
Allowance for loan losses, end of period	$2,679	$3,280	$1,019	$48	$3	$26	$6	$7,061

Loans held for investment:
Individually evaluated for impairment	$5,817	$—	$—	$745	$—	$56	$—	$6,618
Collectively evaluated for impairment	306,682	447,033	112,830	3,241	167	399	103	870,455
Total loans held for investment, gross	$312,499	$447,033	$112,830	$3,986	$167	$455	$103	$877,073
Allowance for loan losses as a percentage of gross loans held for investment	0.86%	0.73%	0.90%	1.20%	1.80%	5.71%	5.83%	0.80%

	Six Months Ended December 31, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076
Provision (recovery) for loan losses	(600)	283	8	107	(3)	2	—	(203)
Recoveries	49	—	—	—	—	—	1	50
Charge-offs	(1)	—	—	—	—	—	(1)	(2)
Allowance for loan losses, end of period	$2,157	$3,502	$1,058	$168	$—	$28	$8	$6,921

Allowance for loan losses:
Individually evaluated for impairment	$46	$—	$—	$—	$—	$6	$—	$52
Collectively evaluated for impairment	2,111	3,502	1,058	168	—	22	8	6,869
Allowance for loan losses, end of period	$2,157	$3,502	$1,058	$168	$—	$28	$8	$6,921

Loans held for investment:
Individually evaluated for impairment	$3,053	$—	$—	$—	$—	$43	$—	$3,096
Collectively evaluated for impairment	344,291	479,151	107,613	6,914	—	535	140	938,644
Total loans held for investment, gross	$347,344	$479,151	$107,613	$6,914	$—	$578	$140	$941,740
Allowance for loan losses as a percentage of gross loans held for investment	0.62%	0.73%	0.98%	2.43%	—%	4.84%	5.71%	0.73%

	Six Months Ended December 31, 2018
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385
Provision (recovery) for loan losses	(234)	(212)	(11)	1	—	2	—	(454)
Recoveries	155	—	—	—	—	—	1	156
Charge-offs	(25)	—	—	—	—	—	(1)	(26)
Allowance for loan losses, end of period	$2,679	$3,280	$1,019	$48	$3	$26	$6	$7,061

Allowance for loan losses:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$9	$—	$168
Collectively evaluated for impairment	2,520	3,280	1,019	48	3	17	6	6,893
Allowance for loan losses, end of period	$2,679	$3,280	$1,019	$48	$3	$26	$6	$7,061

Loans held for investment:
Individually evaluated for impairment	$5,817	$—	$—	$745	$—	$56	$—	$6,618
Collectively evaluated for impairment	306,682	447,033	112,830	3,241	167	399	103	870,455
Total loans held for investment, gross	$312,499	$447,033	$112,830	$3,986	$167	$455	$103	$877,073
Allowance for loan losses as a percentage of gross loans held for investment	0.86%	0.73%	0.90%	1.20%	1.80%	5.71%	5.83%	0.80%

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
	At December 31, 2019
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,102	$—	$1,102	$(132)	$970
Without a related allowance (2)	2,908	(488)	2,420	—	2,420
Total single-family	4,010	(488)	3,522	(132)	3,390

Commercial business loans:
With a related allowance	43	—	43	(6)	37
Total commercial business loans	43	—	43	(6)	37

Total non-performing loans	$4,053	$(488)	$3,565	$(138)	$3,427

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

At December 31, 2019, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.  At June 30, 2019, there was one non-performing construction loan with undisbursed loan funds of $1.0 million, which was subsequently upgraded to a special mention category in November 2019.

For the quarter ended December 31, 2019 and 2018, the Corporation’s average recorded investment in non-performing loans was $4.0 million and $6.6 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended December 31, 2019, the Bank received $57,000 in interest payments from non-performing loans, of which $34,000 were recognized as interest income and the remaining $23,000 were applied to reduce the loan balances under the cost recovery method.  In comparison, for the quarter ended December 31, 2018, the Bank received $274,000 in interest payments from non-performing loans, of which $226,000 were recognized as interest income and the remaining $48,000 were applied to reduce the loan balances under the cost recovery method.

For the six months ended December 31, 2019 and 2018, the Corporation’s average recorded investment in non-performing loans was $4.7 million and $6.8 million, respectively.  For the six months ended December 31, 2019, the Bank received $204,000 in interest payments from non-performing loans, of which $157,000 were recognized as interest income and the remaining $47,000 were applied to reduce the loan balances under the cost recovery method.  In comparison, for the six months ended December 31, 2018, the Bank received $395,000 in interest payments from non-performing loans, of which $291,000 were recognized as interest income and the remaining $104,000 were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarter and six months ended December 31, 2019 and 2018:
	Quarter Ended December 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$2,874	$21	$3,326	$189
Construction	—	—	745	—
	2,874	21	4,071	189

With related allowances:
Mortgage loans:
Single-family	1,105	12	2,487	36
Commercial business loans	44	1	60	1
	1,149	13	2,547	37

Total	$4,023	$34	$6,618	$226

	Six Months Ended December 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$2,980	$111	$3,963	$229
Construction	542	20	496	—
	3,522	131	4,459	229

With related allowances:
Mortgage loans:
Single-family	1,151	24	2,279	60
Commercial business loans	45	2	64	2
	1,196	26	2,343	62

Total	$4,718	$157	$6,802	$291

For the quarter ended December 31, 2019, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was downgraded from pass to the substandard category and one restructured loan was upgraded from special mention to the pass category. For the six months ended December 31, 2019, no new loans were restructured from their original terms and classified as restructured loans, while two substandard restructured loans were paid off, one restructured loan was downgraded from pass to the substandard category and one restructured loan was upgraded from special mention to the pass category. For the quarter ended December 31, 2018, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was paid off. For the six months ended December 31, 2018, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was upgraded to the pass category and one restructured loan was paid off. During the quarter and six months ended December 31, 2019 and 2018, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the quarter and six months ended December 31, 2019, there was no loan whose modification was extended beyond the initial maturity of the modification. During the quarter and six months ended December 31, 2018, there was one restructured loan with a loan balance of $56,000 whose modification was extended. At both December 31, 2019 and June 30, 2019, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of December 31, 2019, the Corporation held six restructured loans with a net outstanding balance of $1.8 million, all loans were classified as substandard and on non-accrual status. As of June 30, 2019, the Corporation held eight restructured loans with a net outstanding balance of $3.8 million: one loan was classified as special mention on accrual status ($437,000); one loan was classified as substandard on accrual status ($1.4 million); and six loans were classified as substandard on non-accrual status ($1.9 million).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of December 31, 2019 and June 30, 2019, $888,000 or 49%, and $2.4 million or 63%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:
	At	At
(In Thousands)	December 31, 2019	June 30, 2019
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$1,783	$1,891
Commercial business loans	37	41
Total	1,820	1,932

Restructured loans on accrual status:
Mortgage loans:
Single-family	—	1,861
Total	—	1,861

Total restructured loans	$1,820	$3,793

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.
	At December 31, 2019
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$685	$—	$685	$(46)	$639
Without a related allowance (2)	1,509	(365)	1,144	—	1,144
Total single-family	2,194	(365)	1,829	(46)	1,783

Commercial business loans:
With a related allowance	43	—	43	(6)	37
Total commercial business loans	43	—	43	(6)	37

Total restructured loans	$2,237	$(365)	$1,872	$(52)	$1,820

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

During the quarter ended December 31, 2019, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold.  This compares to the quarter ended December 31, 2018 when no properties were acquired in the settlement of loans, while one previously foreclosed upon property was sold. For the six months ended December 31, 2019, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. This compares to the six months ended December 31, 2018 when no property was acquired in the settlement of loans, while two previously foreclosed upon properties were sold. As of December 31, 2019 and June 30, 2019, there was no real estate owned property at both dates.  A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2019 and June 30, 2019, the Corporation had commitments to extend credit on loans to be held for investment of $10.0 million and $4.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.
Commitments	December 31, 2019	June 30, 2019
(In Thousands)

Undisbursed loan funds – Construction loans	$6,821	$6,592
Undisbursed lines of credit – Commercial business loans	850	1,003
Undisbursed lines of credit – Consumer loans	468	479
Commitments to extend credit on loans to be held for investment	10,021	4,254
Total	$18,160	$12,328

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarter and six months ended December 31, 2019 and 2018.
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2019	2018	2019	2018
Balance, beginning of the period	$143	$149	$141	$157
Provision (recovery)	(5)	1	(3)	(7)
Balance, end of the period	$138	$150	$138	$150

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of December 31, 2019 and June 30, 2019, there were no outstanding derivative financial instruments.

The net impact of derivative financial instruments recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarter and six months ended December 31, 2019 and 2018 was as follows:
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2019	2018	2019	2018
(In Thousands)
Commitments to extend credit on loans to be held for sale	$—	$8	$—	$(321)
Mandatory loan sale commitments and TBA MBS trades	—	(928)	—	(249)
Total net loss	$—	$(920)	$—	$(570)

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of December 31, 2019 and June 30, 2019, the Bank serviced $8.3 million and $9.7 million of loans under this program, respectively and has established a recourse liability of $50,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the quarter ended December 31, 2019, the Bank repurchased two single-family loans totaling $520,000. In comparison during the same quarter last year, the Bank did not repurchase any loans. During the first six months of fiscal 2019, the Corporation repurchased three loans totaling $1.1 million. In comparison during the six months ended December 31, 2018, the Corporation repurchased three loans totaling $253,000, including two loans totaling $25,000 that were fully charged off. There were no other repurchase requests that did not result in the repurchase of the loan itself, which were settled in the quarter ended December 31, 2019 and 2018. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $200,000 for loans sold to other investors as of both December 31, 2019 and June 30, 2019.

The following table shows the summary of the recourse liability for the quarter and six months ended December 31, 2019 and 2018:

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2019	2018	2019	2018
(In Thousands)

Balance, beginning of the period	$250	$250	$250	$283
Provision (recovery) from recourse liability	—	—	—	(33)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$250	$250	$250	$250

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Loss
As of December 31, 2019:
Loans held for investment, at fair value	$4,173	$4,284	$(111)

As of June 30, 2019:
Loans held for investment, at fair value	$5,094	$5,218	$(124)

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

Non-performing loans are loans which are inadequately protected by the current sound net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are restructured loans, the fair value is derived from discounted cash flow analysis (Level 3), except those which are in the process of foreclosure or 90 days delinquent for which the fair value is derived from the appraised value of its collateral (Level 2).  For other non-performing loans which are not restructured loans, other than non-performing commercial real estate loans, the fair value is derived from relative value analysis: historical experience and management estimates by loan type for which collectively evaluated allowances are assigned (Level 3); or the appraised value of its collateral for loans which are in the process of foreclosure or where borrowers file bankruptcy (Level 2).  For non-performing commercial real estate loans, the fair value is derived from the appraised value of its collateral (Level 2).  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:
	Fair Value Measurement at December 31, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,246	$—	$3,246
U.S. government sponsored enterprise MBS	—	1,760	—	1,760
Private issue CMO	—	—	231	231
Investment securities - available for sale	—	5,006	231	5,237

Loans held for investment, at fair value	—	—	4,173	4,173
Interest-only strips	—	—	13	13
Total assets	$—	$5,006	$4,417	$9,423

Liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,613	$—	$3,613
U.S. government sponsored enterprise MBS	—	2,087	—	2,087
Private issue CMO	—	—	269	269
Investment securities - available for sale	—	5,700	269	5,969

Loans held for investment, at fair value	—	—	5,094	5,094
Interest-only strips	—	—	16	16
Total assets	$—	$5,700	$5,379	$11,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:
	For the Quarter Ended December 31, 2019
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Total
Beginning balance at September 30, 2019	$253	$4,386	$14	$4,653
Total gains or losses (realized/unrealized):
Included in earnings	—	31	—	31
Included in other comprehensive loss	(3)	—	(1)	(4)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(19)	(244)	—	(263)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2019	$231	$4,173	$13	$4,417
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

(2)	Consists of commitments to extend credit on loans to be held for sale.
(3)	Consists of mandatory loan sale commitments.

	For the Six Months Ended December 31, 2019
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Total
Beginning balance at June 30, 2019	$269	$5,094	$16	$5,379
Total gains or losses (realized/unrealized):
Included in earnings	—	13	—	13
Included in other comprehensive loss	(3)	—	(3)	(6)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(35)	(934)	—	(969)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2019	$231	$4,173	$13	$4,417

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:
	Fair Value Measurement at December 31, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$2,420	$1,007	$3,427
Mortgage servicing assets	—	—	527	527
Real estate owned, net	—	—	—	—
Total	$—	$2,420	$1,534	$3,954

	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$3,971	$2,247	$6,218
Mortgage servicing assets	—	—	627	627
Real estate owned, net	—	—	—	—
Total	$—	$3,971	$2,874	$6,845

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of December 31, 2019:
(Dollars In Thousands)	Fair Value As of December 31, 2019	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$231	Market comparable pricing	Comparability adjustment	1.7% - 2.3% (1.9%)	Increase

Loans held for investment, at fair value	$4,173	Relative value analysis	Broker quotes Credit risk factor	98.0% - 104.1% (101.4%) of par 0.0% - 100.0% (3.8%)	Increase Decrease

Non-performing loans(3)	$676	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$331	Relative value analysis	Credit risk factor	20.0% - 30.0% (20.5%)	Decrease

Mortgage servicing assets	$527	Discounted cash flow	Prepayment speed (CPR) Discount rate	12.1% - 60.0% (22.5%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$13	Discounted cash flow	Prepayment speed (CPR) Discount rate	16.0% - 43.8% (41.2%) 9.0%	Decrease Decrease

Liabilities:
None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)
Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(3)	Consists of restructured loans.
(4)	Consists of other non-performing loans, excluding restructured loans.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment speeds, discount rates and broker quotes, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2019 and June 30, 2019 was as follows:
	December 31, 2019
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$77,161	$78,269	$—	$78,269	$—
Loans held for investment, not recorded at fair value	$937,556	$919,915	$—	$—	$919,915
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$833,650	$805,716	$—	$—	$805,716
Borrowings	$131,085	$133,040	$—	$—	$133,340

	June 30, 2019
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$94,090	$95,359	$—	$95,359	$—
Loans held for investment, not recorded at fair value	$874,831	$861,374	$—	$—	$861,374
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$841,271	$813,087	$—	$—	$813,087
Borrowings	$101,107	$102,826	$—	$—	$102,826

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2019, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

Note 8: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarter and six months ended December 31, 2019 and 2018.
	For the Quarter Ended December 31, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at September 30, 2019	$138	$10	$148

Other comprehensive loss before reclassifications	(14)	(1)	(15)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(14)	(1)	(15)

Ending balance at December 31, 2019	$124	$9	$133

	For the Quarter Ended December 31, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at September 30, 2018	$172	$17	$189

Other comprehensive loss before reclassifications	(18)	(2)	(20)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(18)	(2)	(20)

Ending balance at December 31, 2018	$154	$15	$169

	For the Six Months Ended December 31, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2019	$150	$11	$161

Other comprehensive loss before reclassifications	(26)	(2)	(28)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(26)	(2)	(28)

Ending balance at December 31, 2019	$124	$9	$133

	For the Six Months Ended December 31, 2018
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2018	$194	$16	$210

Other comprehensive loss before reclassifications	(40)	(1)	(41)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(40)	(1)	(41)

Ending balance at December 31, 2018	$154	$15	$169

Note 9: Revenue From Contracts With Customers

In accordance with ASC 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Corporation expects to be entitled to receive. The largest portion of the Corporation's revenue is from interest income, which is not in the scope of ASC 606. All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarter and six months ended December 31, 2019 and 2018:

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
Type of Services	2019	2018	2019	2018
(In Thousands)
Asset management fees	$84	$56	$164	$138
Debit card and ATM fees	394	413	815	832
Deposit related fees	466	519	931	1,038
Loan related fees	8	1	14	13
BOLI (1)	46	47	93	93
Loan servicing fees (1)	367	277	500	601
Net gain (loss) on sale of loans (1) (2)	(43)	2,263	(129)	5,395
Other	22	19	26	34
Total non-interest income	$1,344	$3,595	$2,414	$8,144

(1)	Not in scope of ASC 606.
(2)
There were no loan sales in the quarter and first six months of fiscal 2020 as compared to the loan sale volume of $131.3 million and $313.1 million for the quarter and first six months of fiscal 2019, respectively.

For the quarter and six months ended December 31, 2019 and 2018, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 10: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s condensed consolidated statements of financial condition. At December 31, 2019, all of the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain,  the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarter and six months ended December 31, 2019, expense associated with the Corporation’s leases totaled $211,000 and $401,000, respectively, and was recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

(In Thousands)	Quarter Ended December 31, 2019	Six Months Ended December 31, 2019	As of December 31, 2019
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets			$2,960
Accounts payable, accrued interest and other liabilities – Operating lease liabilities			$3,123

Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases (1) (2)	$195	$374
Equipment expenses from operating leases	$16	$27

Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net(2)	$279	$563

(1)	Variable lease costs are immaterial.
(2)	Revenue related to sublease activity is immaterial and netted against operating lease expenses.

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of December 31, 2019:

Amount(1)
Year Ending June 30,	(In Thousands)
2020	$495
2021	753
2022	677
2023	478
2024	361
Thereafter	530
Total contract lease payments, net(2)	$3,294

Total liability to make lease payments	$3,123
Difference in undiscounted and discounted future lease payments	$171
Weighted average discount rate	2.14%
Weighted average remaining lease term (years)	4.8

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

The following table summarizes the impact of the adoption of the new lease accounting guidance on the Corporation’s condensed consolidated statements of financial condition as of July 1, 2019:

(In Thousands)	June 30, 2019	Adjustments due to new lease guidance	July 1, 2019	December 31, 2019
Total assets	$1,084,850	$3,399	$1,088,249	$1,107,387
Total liabilities	$964,209	$3,704	$967,913	$983,611
Total equity	$120,641	$—	$120,641	$123,776

Note 11: Subsequent Event

On January 28, 2020, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on February 18, 2020 entitled to receive the cash dividend. The cash dividend will be payable on March 10, 2020.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At December 31, 2019, the Corporation had total assets of $1.11 billion, total deposits of $833.7 million and total stockholders’ equity of $123.8 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002.  On October 30, 2019, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on November 20, 2019, which was paid on December 11, 2019.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

On January 28, 2020, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on February 18, 2020 will be entitled to receive the cash dividend.  The cash dividend will be payable on March 10, 2020.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to purchase and sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, California Consumer Privacy Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation’s 2019 Annual Report on Form 10-K for the year ended June 30, 2019 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies.  There have been no significant changes during the six months ended December 31, 2019 to the critical accounting policies as described in the Corporation’s 2019 Annual Report on Form 10-K for the period ended June 30, 2019.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other mortgage loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from borrowers and depositors, such as late payment charges, prepayment fess, returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire transfer fees and overdraft protection fees, among others.

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets by increasing single-family, multi-family, commercial real estate, construction and commercial business loans.  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the anticipated growth of total assets, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of weaknesses in general economic conditions.

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

Contractual Obligations.  The following table summarizes the Corporation’s contractual obligations at December 31, 2019 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,889	$3,176	$596	$175	$5,836
Pension benefits	259	517	518	6,150	7,444
Time deposits	103,391	64,327	20,293	921	188,932
FHLB – San Francisco advances	13,145	65,057	41,824	20,158	140,184
FHLB – San Francisco letter of credit	13,000	—	—	—	13,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$131,684	$133,077	$63,231	$29,862	$357,854

(1)
Represents the potential maximum potential recourse obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of December 31, 2019, the Bank serviced $8.3 million of loans under this program.  The estimated amounts by period are based on historical loss experience.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Total assets increased $22.5 million, or two percent, to $1.11 billion at December 31, 2019 from $1.08 billion at June 30, 2019.  The increase was primarily attributable to an increase in loans held for investment, partly offset by decreases in cash and cash equivalents and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $22.4 million, or 32 percent, to $48.2 million at December 31, 2019 from $70.6 million at June 30, 2019.  The decrease in the total cash and cash equivalents was primarily attributable to the utilization of cash to fund the increase in loans held for investment, which was supplemented by an increase in borrowings.

Investment securities (held to maturity and available for sale) decreased $17.7 million, or 18 percent, to $82.4 million at December 31, 2019 from $100.1 million at June 30, 2019. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities during the first six months of fiscal 2020. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $61.8 million, or seven percent, to $941.7 million at December 31, 2019 from $879.9 million at June 30, 2019, primarily due to a $40.1 million increase in multi-family loans and a $22.4 million in single-family loans.  During the first six months of fiscal 2020, the Corporation originated $61.9 million of loans held for investment, consisting primarily of multi-family and single-family loans and also purchased $113.1 million of single-family and multi-family loans held for investment that are located throughout California. Total loan principal payments during the first six months of fiscal 2020 were $116.0 million, up 11 percent from $104.1 million during the comparable period in fiscal 2019. The single-family loans held for investment balance at December 31, 2019 and June 30, 2019 was $347.3 million and $325.0 million, respectively, and represented approximately 37 percent of loans held for investment at both dates.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2019 and June 30, 2019, as a percentage of the total dollar amount outstanding:

As of December 31, 2019:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$94,260	27%	$162,033	47%	$90,053	26%	$998	—%	$347,344	100%
Multi-family	70,060	15%	301,719	63%	107,053	22%	319	—%	479,151	100%
Commercial real estate	24,166	22%	52,213	49%	31,234	29%	—	—%	107,613	100%
Construction	494	7%	5,406	78%	1,014	15%	—	—%	6,914	100%
Total	$188,980	20%	$521,371	56%	$229,354	24%	$1,317	—%	$941,022	100%

(1)	Other than the Inland Empire.

As of June 30, 2019:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$104,967	33%	$146,963	45%	$71,997	22%	$1,025	—%	$324,952	100%
Multi-family	70,241	16%	272,282	62%	96,192	22%	326	—%	439,041	100%
Commercial real estate	30,551	27%	54,010	48%	27,367	25%	—	—%	111,928	100%
Construction	525	11%	3,579	77%	534	12%	—	—%	4,638	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$206,284	24%	$476,834	54%	$196,257	22%	$1,351	—%	$880,726	100%

(1)	Other than the Inland Empire.

Total deposits decreased $7.6 million to $833.7 million at December 31, 2019 from $841.3 million at June 30, 2019.  Time deposits decreased $7.2 million, or four percent, to $185.9 million at December 31, 2019 from $193.1 million at June 30, 2019, while transaction accounts decreased slightly to $647.8 million at December 31, 2019 from $648.1 million at June 30, 2019. The percentage of time deposits to total deposits decreased to 22 percent at December 31, 2019 from 23 percent at June 30, 2019, primarily due to a managed run-off of higher cost time deposits consistent with the reduction in the Bank’s funding needs resulting from no loans originated for sale during the first half of fiscal 2020.

Total borrowings increased $30.0 million, or 30 percent, to $131.1 million at December 31, 2019 as compared to $101.1 million at June 30, 2019, due to additional long-term borrowing obtained with a lower average cost during the first six months of fiscal 2020. The borrowings were primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders’ equity increased $3.2 million, or three percent, to $123.8 million at December 31, 2019 from $120.6 million at June 30, 2019, primarily as a result of net income of $5.0 million and stock-based compensation of $695,000, partly offset by $2.1 million of quarterly cash dividends paid to shareholders and stock repurchases of $397,000 during the first six months of fiscal 2020. The Corporation repurchased 19,285 shares of its common stock during the six months ended December 31, 2019 at an average cost of $20.58 per share.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2019 and 2018

The Corporation’s net income for the second quarter of fiscal 2020 was $2.4 million, up 22 percent from $2.0 million in the same period of fiscal 2019. Compared to the same quarter last year, the increase was primarily attributable to a $3.3 million decrease in non-interest expenses, partly offset by a $2.3 million decrease in non-interest income.

For the first six months of fiscal 2020, the Corporation’s net income was $5.0 million, an increase of $1.2 million, or 31 percent, from $3.8 million in the same period of fiscal 2019. Compared to the same period last year, the increase in earnings was primarily attributable to a $7.8 million decrease in non-interest expenses, partly offset by a $5.7 million decrease in non-interest income.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 69 percent for the second quarter of fiscal 2020 from 81 percent in the same period of fiscal 2019. For the first six months of fiscal 2020, the Corporation’s efficiency ratio improved to 68 percent from 83 percent for the same period of fiscal 2019.

Return on average assets increased 18 basis points to 0.87 percent in the second quarter of fiscal 2020 from 0.69 percent in the same period last year. For the first six months of fiscal 2020, return on average assets was 0.91 percent, up 25 basis points from 0.66 percent in the same period last year.

Return on average equity was 7.81 percent in the second quarter of fiscal 2020 as compared to 6.42 percent in the same period last year. For the first six months of fiscal 2020, return on average equity was 8.13 percent as compared to 6.22 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2020 were $0.31, up 19 percent from $0.26 in the same period last year. For the first six months of fiscal 2020, diluted earnings per share were $0.65, a 30 percent increase from $0.50 in the same period last year.

Net Interest Income:

For the Quarter Ended December 31, 2019 and 2018.  Net interest income decreased by $192,000, or two percent, to $9.6 million for the second quarter of fiscal 2020 as compared to the same period in fiscal 2019, as a result of a lower average interest-earning asset balance, partly offset by a higher net interest margin. The average balance of interest-earning assets decreased $35.7 million, or three percent, to $1.07 billion in the second quarter of fiscal 2020 from $1.11 billion in the comparable period of fiscal 2019, primarily reflecting decreases in the average balance of interest-earning deposits, loans receivable and investment securities. The net interest margin increased five basis points to 3.59 percent in the second quarter of fiscal 2020 from 3.54 percent in the same period of fiscal 2019, primarily due to an increase in the average yield on interest-earning assets, partly offset by a slight increase in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by six basis points to 4.18 percent in the second quarter of fiscal 2020 from 4.12 percent in the same quarter last year, and the weighted-average cost of interest-bearing liabilities increased by one basis point to 0.65 percent for the second quarter of fiscal 2020 as compared to 0.64 percent in the same quarter last year. The increase in the average yield of interest-earning assets was primarily due to increases in the average yield of investment securities and loans receivable, partly offset by decreases in the average yield on FHLB – San Francisco stock and interest-earning deposits. The average balance of interest-bearing liabilities decreased by $36.1 million, or four percent, to $964.6 million in the second quarter of fiscal 2020 from $1.00 billion in the same quarter last year primarily reflecting a decrease in the average balance of interest-bearing deposits.

For the Six Months Ended December 31, 2019 and 2018.  Net interest income remained relatively unchanged at $19.2 million for both the first six months of fiscal 2020 and fiscal 2019 as a higher net interest margin was substantially offset by a lower average interest-earning assets balance. The net interest margin was 3.61 percent in the first six months of fiscal 2020, up

19 basis points from 3.42 percent in the same period of fiscal 2019, primarily due to an increase in the average yield on interest-earning assets, while the average cost of interest-bearing liabilities remained unchanged. The increase in the average yield of interest-earning assets was primarily due to increases in the average yield of investment securities and loans receivable, partly offset by decreases in the average yield on FHLB – San Francisco stock and interest-earning deposits. The average balance of interest-earning assets decreased $58.9 million, or five percent, to $1.06 billion in the first six months of fiscal 2020 from $1.12 billion in the comparable period of fiscal 2019, primarily reflecting decreases in the average balance of loans receivable and interest earning deposits. The average balance of interest-bearing liabilities decreased by $58.2 million, or six percent, to $953.6 million in the first six months of fiscal 2020 from $1.01 billion in the same period last year primarily reflecting a decrease in the average balance of interest-bearing deposits.

Interest Income:

For the Quarter Ended December 31, 2019 and 2018.  Total interest income decreased by $219,000, or two percent, to $11.2 million for the second quarter of fiscal 2020 as compared to $11.4 million for the same quarter of fiscal 2019.  The decrease was primarily due to decreases in interest income from interest-earning deposits and cash dividends received from FHLB – San Francisco stock, partly offset by an increase in interest income from investment securities.

Interest income on loans receivable (including loans held for sale in the second quarter of fiscal 2019) remained relatively unchanged at $10.3 million for both the second quarter of fiscal 2020 and fiscal 2019.  The average balance of loans receivable decreased by $7.1 million, or one percent, to $934.1 million for the second quarter of fiscal 2020 from $941.2 million in the same quarter of fiscal 2019, primarily due to a decrease in the average balance of loans held for sale attributable to the scaling back of saleable single-family mortgage loan originations, partly offset by an increase in the average balance of loans held for investment. The average loans receivable yield during the second quarter of fiscal 2020 increased three basis points to 4.42 percent from 4.39 percent during the same quarter last year. The increase in the average yield on loans receivable was primarily attributable to a $378,000 deferred loan fee that was recognized in interest income as a result of a loan payoff in the second quarter of fiscal 2020 as compared to $159,000 of deferred interest payments that was recognized in interest income from two non-performing loans that were paid off in the same quarter last year.

The average balance of loans held for investment increased $55.9 million, or six percent, to $934.1 million during the second quarter of fiscal 2020 from $878.2 million in the same quarter of fiscal 2019. The average yield on the loans held for investment increased by six basis points to 4.42 percent in the second quarter of fiscal 2020 from 4.36 percent in the same quarter of fiscal 2019. There were no loans held for sale in the second quarter of fiscal 2020 as compared to the average balance of $63.0 million with an average yield of 4.86 percent in the same quarter of fiscal 2019.

Interest income from investment securities increased $123,000, or 28 percent, to $567,000 in the second quarter of fiscal 2020 from $444,000 for the same quarter of fiscal 2019. This increase was attributable to a higher average yield, partly offset by a lower average balance. The average investment securities yield increased 70 basis points to 2.60 percent in the second quarter of fiscal 2020 from 1.90 percent in the same quarter of fiscal 2019. The increase in the average investment securities yield was primarily attributable to a lower premium amortization ($97,000 vs. $224,000) and the purchases of investment securities during the last 12 months which had higher average yields than the existing portfolio. The average balance of investment securities decreased $6.4 million, or seven percent, to $87.1 million in the second quarter of fiscal 2020 from $93.5 million in the same quarter of fiscal 2019. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by purchases of mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2020 was $145,000, down from $278,000 in the same quarter of fiscal 2019, which included a $133,000 special cash dividend received on FHLB San Francisco stock last year, not replicated this quarter. The average balance of FHLB – San Francisco stock in the second quarter of fiscal 2020 remained unchanged at $8.2 million as compared to the same quarter of fiscal 2019 and the average yield decreased to 7.07 percent in the second quarter of fiscal 2020 from 13.56 percent in the same quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $189,000 in the second quarter of fiscal 2020, down 51 percent from $387,000 in the same quarter of fiscal 2019. The decrease was primarily due to a lower average balance and, to a lesser extent, a lower average yield. The average balance of the interest-earning deposits in the second quarter of fiscal 2020 was $45.5 million, a decrease of $22.3 million or 33 percent, from $67.8 million in the same quarter of fiscal 2019. The average yield earned on interest-earning deposits decreased 61 basis points to 1.62 percent in the second quarter of fiscal 2020 from 2.23 percent in the comparable quarter last year, due primarily to three 25 basis point decreases in the targeted Federal Funds Rate in the first and second quarter of fiscal 2020.

For the Six Months Ended December 31, 2019 and 2018.  Total interest income decreased by $141,000, or one percent, to $22.3 million for the first six months of fiscal 2020 from $22.4 million in the same period of fiscal 2019.  The decrease was primarily due to decreases in interest income from interest-earning deposits, cash dividends received from FHLB – San Francisco stock and loans receivable, partly offset by an increase in interest income from investment securities.

Loans receivable interest income (including loans held for sale in the first six months of fiscal 2019) decreased $110,000, or one percent, to $20.4 million in the first six months of fiscal 2020 from $20.5 million for the same period of fiscal 2019.  The decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield in the first six months of fiscal 2020 in comparison to the same period last year.  The average balance of loans receivable decreased $35.4 million, or four percent, to $918.7 million for the first six months of fiscal 2020 from $954.1 million in the same period of fiscal 2019. The average loan yield during the first six months of fiscal 2020 increased 14 basis points to 4.44 percent from 4.30 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to $520,000 of deferred loan fees that were recognized in interest income as a result of three loan payoffs and $48,000 of deferred interest payments that was recognized from one non-performing loan that was paid off in the first six months of fiscal 2020 as compared to $176,000 of deferred interest payments that were recognized from three non-performing loans that were paid off in the same period last year.

The average balance of loans held for investment increased $33.2 million, or four percent, to $918.7 million during the first six months of fiscal 2020 from $885.5 million in the same period of fiscal 2019. The average yield on the loans held for investment increased by 17 basis points to 4.44 percent in the first six months of fiscal 2020 from 4.27 percent in the same period of fiscal 2019. There were no loans held for sale in the first six months of fiscal 2020 as compared to the average balance of $68.6 million with an average yield of 4.71 percent in the same period of fiscal 2019.

Interest income from investment securities increased $392,000, or 50 percent, to $1.2 million in the first six months of fiscal 2020 from $789,000 for the same period of fiscal 2019. This increase was attributable to a higher average yield, partly offset by a lower average balance. The average investment securities yield increased 87 basis points to 2.58 percent in the first six months of fiscal 2020 from 1.71 percent in the same period of fiscal 2019.  The increase in the average investment securities yield was primarily attributable to a lower premium amortization ($227,000 vs. $511,000) and the purchases of investment securities during the last 12 months which had higher average yields than the existing portfolio. The average balance of investment securities decreased $857,000, or one percent, to $91.5 million in the first six months of fiscal 2020 from $92.4 million in the same period of fiscal 2019. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by purchases of mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2020 was $288,000, down 32 percent from $421,000 in the same period of fiscal 2019, primarily attributable to a special cash dividend of $133,000 received in the first six months of fiscal 2019 and not replicated in the same period of fiscal 2020. As a result, the average yield decreased to 7.03 percent in the first six months of fiscal 2020 as compared to 10.27 percent in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $435,000 in the first six months of fiscal 2020, down 40 percent from $725,000 in the same period of fiscal 2019.  The decrease was due to a lower average balance and, to a lesser extent, a lower average yield in the first six months of fiscal 2020 as compared to the same period last year.  The average balance of the interest-earning deposits in the first six months of fiscal 2020 was $45.0 million, a decrease of $22.6 million or 33 percent, from $67.6 million in the same period of fiscal 2019. The average yield decreased 21 basis points to 1.89 percent in the first six months of fiscal 2020 from 2.10 percent in the comparable period last year, due primarily to the decreases in the targeted Federal Funds Rate in the second half of 2019.

Interest Expense:

For the Quarter Ended December 31, 2019 and 2018.  Total interest expense decreased $27,000, or two percent to $1.6 million in the second quarter of fiscal 2020 as compared to the same quarter last year. This decrease was attributable primarily to lower deposit expense, partly offset by higher borrowing expense.

Interest expense on deposits for the second quarter of fiscal 2020 was $778,000 as compared to $894,000 for the same period last year, a decrease of $116,000, or 13 percent.  The decrease in interest expense on deposits was attributable to a lower average balance and a slightly lower average cost of deposits. The average balance of deposits decreased $56.0 million, or six percent, to $833.6 million during the quarter ended December 31, 2019 from $889.6 million during the same period last year. The decrease in the average balance was primarily attributable to decreases in time deposits and, to a lesser extent, savings deposits, partly offset by an increase in checking and money market deposits. The average cost of deposits improved, decreasing by three basis points to 0.37 percent during the second quarter of fiscal 2020 from 0.40 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance, partly offset by a two basis-point increase in the average cost of time deposits. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the second quarter of fiscal 2020 was 78 percent, compared to 74 percent in the same period of fiscal 2019.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the second quarter of fiscal 2020 increased $89,000, or 12 percent, to $804,000 from $715,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased $20.0 million, or 18 percent, to $131.1 million during the quarter ended December 31, 2019 from $111.1 million during the same period last year. The average cost of borrowings decreased 12 basis points to 2.43 percent for the quarter ended December 31, 2019 from 2.55 percent in the same quarter last year. The decrease in the average cost of borrowings was primarily due to new long-term borrowings with a lower interest rate than the weighted average interest rate of all borrowings during the second quarter of fiscal 2020.

For the Six Months Ended December 31, 2019 and 2018.  Total interest expense decreased $174,000, or five percent to $3.1 million in the first six months of fiscal 2020 from $3.3 million in the same period last year. This decrease was attributable primarily to lower deposit expense, partly offset by higher borrowing expense.

Interest expense on deposits for the first six months of fiscal 2020 was $1.6 million as compared to $1.8 million in the same period last year, a decrease of $220,000 or 12 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance and, to a lesser extent, a lower average cost of deposits. The average balance of deposits decreased $64.0 million, or seven percent, to $832.2 million during the six months ended December 31, 2019 from $896.2 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits and, to a lesser extent, savings deposits, partly offset by an increase in checking and money market deposits. The average cost of deposits decreased two basis points to 0.37 percent during the first six months of fiscal 2020 from 0.39 percent during the same period last year. The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance, partly offset by a five basis-point increase in the average cost of time deposits. The average balance of transaction accounts to total deposits in the first six months of fiscal 2020 was 77 percent, compared to 74 percent in the same period of fiscal 2019.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first six months of fiscal 2020 increased $46,000, or three percent, to $1.5 million as compared to the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased by $5.8 million, or five percent, to $121.4 million during the six months ended December 31, 2019 from $115.6 million during the same period last year, primarily due to the new long-term borrowings during the first quarter of fiscal 2020 at a lower average cost. The average cost of borrowings decreased five basis points to 2.49 percent for the six months ended December 31, 2019 from 2.54 percent in the same period last year.

The following tables present the average balance sheets for the quarter and six months ended December 31, 2019 and 2018, respectively:

Average Balance Sheets
	Quarter Ended December 31, 2019			Quarter Ended December 31, 2018
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$934,060	$10,320	4.42%	$941,192	$10,331	4.39%
Investment securities	87,108	567	2.60%	93,468	444	1.90%
FHLB – San Francisco stock	8,199	145	7.07%	8,199	278	13.56%
Interest-earning deposits	45,519	189	1.62%	67,760	387	2.23%

Total interest-earning assets	1,074,886	11,221	4.18%	1,110,619	11,440	4.12%

Non interest-earning assets	32,216			31,683

Total assets	$1,107,102			$1,142,302

Interest-bearing liabilities:
Checking and money market accounts (2)	$388,430	$117	0.12%	$379,752	$117	0.12%
Savings accounts	257,666	131	0.20%	282,410	147	0.21%
Time deposits	187,458	530	1.12%	227,395	630	1.10%

Total deposits	833,554	778	0.37%	889,557	894	0.40%

Borrowings	131,084	804	2.43%	111,141	715	2.55%

Total interest-bearing liabilities	964,638	1,582	0.65%	1,000,698	1,609	0.64%

Non interest-bearing liabilities	19,644			19,587

Total liabilities	984,282			1,020,285

Stockholders’ equity	122,820			122,017
Total liabilities and stockholders’ equity	$1,107,102			$1,142,302

Net interest income		$9,639			$9,831

Interest rate spread (3)			3.53%			3.48%
Net interest margin (4)			3.59%			3.54%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.43%			110.98%
Return on average assets			0.87%			0.69%
Return on average equity			7.81%			6.42%

(1)
Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $12 and $268 for the quarter ended December 31, 2019 and 2018, respectively. The average balance of loans held for sale was $0 and $63.0 million during the quarter ended December 31, 2019 and 2018, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $84.2 million and $82.8 million during the quarter ended December 31, 2019 and 2018, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

	Six Months Ended December 31, 2019			Six Months Ended December 31, 2018
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$918,666	$20,395	4.44%	$954,148	$20,505	4.30%
Investment securities	91,527	1,181	2.58%	92,384	789	1.71%
FHLB – San Francisco stock	8,199	288	7.03%	8,199	421	10.27%
Interest-earning deposits	45,015	435	1.89%	67,552	725	2.10%

Total interest-earning assets	1,063,407	22,299	4.19%	1,122,283	22,440	4.00%

Non interest-earning assets	31,812			30,982

Total assets	$1,095,219			$1,153,265

Interest-bearing liabilities:
Checking and money market accounts (2)	$384,820	$227	0.12%	$378,702	$225	0.12%
Savings accounts	258,659	265	0.20%	285,441	298	0.21%
Time deposits	188,708	1,062	1.12%	232,074	1,251	1.07%

Total deposits	832,187	1,554	0.37%	896,217	1,774	0.39%

Borrowings	121,363	1,524	2.49%	115,577	1,478	2.54%

Total interest-bearing liabilities	953,550	3,078	0.64%	1,011,794	3,252	0.64%

Non interest-bearing liabilities	19,668			19,960

Total liabilities	973,218			1,031,754

Stockholders’ equity	122,001			121,511
Total liabilities and stockholders’ equity	$1,095,219			$1,153,265

Net interest income		$19,221			$19,188

Interest rate spread (3)			3.55%			3.36%
Net interest margin (4)			3.61%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.52%			110.92%
Return on average assets			0.91%			0.66%
Return on average equity			8.13%			6.22%

(1)
Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $172 and $644 for the six months ended December 31, 2019 and 2018, respectively. The average balance of loans held for sale was $0 and $68.6 million during the six months ended December 31, 2019 and 2018, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $82.7 million and $82.5 million during the six months ended December 31, 2019 and 2018, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarter and six months ended December 31, 2019 and 2018, respectively.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance
	Quarter Ended December 31, 2019 Compared To Quarter Ended December 31, 2018 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$68	$(78)	$(1)	$(11)
Investment securities	164	(30)	(11)	123
FHLB – San Francisco stock	(133)	—	—	(133)
Interest-earning deposits	(108)	(124)	34	(198)
Total net change in income on interest-earning assets	(9)	(232)	22	(219)

Interest-bearing liabilities:
Checking and money market accounts	—	3	(3)	—
Savings accounts	(4)	(13)	1	(16)
Time deposits	13	(111)	(2)	(100)
Borrowings	(33)	128	(6)	89
Total net change in expense on interest-bearing liabilities	(24)	7	(10)	(27)
Net increase (decrease) in net interest income	$15	$(239)	$32	$(192)

(1)
Includes loans held for sale for the quarter ended December 31, 2018 and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2019 Compared To Six Months Ended December 31, 2018 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$678	$(763)	$(25)	$(110)
Investment securities	403	(7)	(4)	392
FHLB – San Francisco stock	(133)	—	—	(133)
Interest-bearing deposits	(77)	(237)	24	(290)
Total net change in income on interest-earning assets	871	(1,007)	(5)	(141)

Interest-bearing liabilities:
Checking and money market accounts	—	2	—	2
Savings accounts	(6)	(28)	1	(33)
Time deposits	56	(234)	(11)	(189)
Borrowings	(27)	74	(1)	46
Total net change in expense on interest-bearing liabilities	23	(186)	(11)	(174)
Net increase (decrease) in net interest income	$848	$(821)	$6	$33

(1)
Includes loans held for sale for the six months ended December 31, 2018 and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarter Ended December 31, 2019 and 2018.  During the second quarter of fiscal 2020, the Corporation recorded a recovery from the allowance for loan losses of $22,000, as compared to a recovery of $217,000 in the same period of fiscal 2019.  The recovery from the allowance for loan losses during this quarter and the same quarter last year was primarily attributable to the improving risk profile of the loan portfolio as reflected in the asset quality ratios and loan balances shifting to lower risk categories from higher risk categories. Non-performing loans, net of the allowance for loan losses and fair value adjustments decreased 45 percent to $3.4 million at December 31, 2019 from $6.2 million at June 30, 2019 and $6.1 million at December 31, 2018. Net loan recoveries in the second quarter of fiscal 2020 were $14,000 or 0.01 percent (annualized) of average loans receivable, compared to net recoveries of $123,000 or 0.05 percent (annualized) of average loans receivable in the same quarter of fiscal 2019. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $13.7 million at December 31, 2019 as compared to $16.2 million at June 30, 2019 and $12.8 million at December 31, 2018. Classified loans net of the allowance for loan losses and fair value adjustments at December 31, 2019 were comprised of $9.4 million of loans in the special mention category and $4.3 million of loans in the substandard category as compared to $8.6 million of loans in the special mention category and $7.6 million of loans in the substandard category at June 30, 2019.

For the Six Months Ended December 31, 2019 and 2018.  During the first six months of fiscal 2020, the Corporation recorded a recovery from the allowance for loan losses of $203,000, as compared to a recovery of $454,000 in the same period of fiscal 2019. The recovery from the allowance for loan losses in the first six months of fiscal 2020 was primarily attributable to the improving risk profile of the loan portfolio.  Net loan recoveries in the first six months of fiscal 2020 were $48,000 or 0.01 percent (annualized) of average loans receivable, as compared to net loan recoveries of $130,000 or 0.03 percent (annualized) of average loans receivable in the same period of fiscal 2019.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank's charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies such as the improving unemployment rate and higher home prices in California.  See related discussion of “Asset Quality.”

At December 31, 2019, the allowance for loan losses was $6.9 million, comprised of collectively evaluated allowances of $6.9 million and individually evaluated allowances of $52,000; in comparison to the allowance for loan losses of $7.1 million at June 30, 2019, comprised of collectively evaluated allowances of $7.0 million and individually evaluated allowances of $130,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.73 percent at December 31, 2019 as compared to 0.80 percent at June 30, 2019. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarter Ended December 31, 2019 and 2018.  Total non-interest income decreased $2.3 million, or 64 percent, to $1.3 million for the quarter ended December 31, 2019 from $3.6 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $2.3 million, or 102 percent, to a net loss of $43,000 for the second quarter of fiscal 2020 from a net gain of $2.3 million in the same quarter of fiscal 2019. The net loss in the second quarter of fiscal 2020 was primarily attributable to loan sale premium refunds from early payoff of loans previously sold. There was no loan sale volume in the second quarter of fiscal 2020 consistent with the Corporation’s scaling back of the origination of saleable single-family mortgage loans, as compared to $131.3 million in the quarter ended December 31, 2018 with an average loan sale margin of 1.72 percent.

For the Six Months Ended December 31, 2019 and 2018.  Total non-interest income decreased $5.7 million, or 70 percent, to $2.4 million for the six months ended December 31, 2019 from $8.1 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $5.5 million, or 102 percent, to a net loss of $129,000 for the first six months of fiscal 2020 from a net gain of $5.4 million in the same period of fiscal 2019.  The net loss in the first six months of fiscal 2020 was primarily attributable to loan sale premium refunds from early payoff of loans previously sold. There was no loan sale volume in the first six months of fiscal 2020, as compared to $313.1 million during the six months ended December 31, 2018 with an average loan sale margin of 1.71 percent.

Non-Interest Expense:

For the Quarter Ended December 31, 2019 and 2018.  Total non-interest expense in the quarter ended December 31, 2019 was $7.6 million, a decrease of $3.3 million, or 30 percent, as compared to $10.9 million in the quarter ended December 31, 2018. The decrease was primarily attributable to scaling back the origination of saleable single-family mortgage loans resulting in significant reductions in salaries and employee benefits expenses due to lower incentive compensation and staff reductions and lower premises and occupancy expenses due to the closing of loan production offices, as well as reductions in other related expenses.

Salaries and employee benefits expense decreased $2.2 million, or 31 percent, to $5.0 million in the second quarter of fiscal 2020 from $7.2 million in the same period of fiscal 2019. Total loan originations and purchases decreased $104.1 million, or 56 percent, to $81.6 million in the second quarter of fiscal 2020 from $185.7 million in the same quarter of fiscal 2019. Total full-

time equivalent employees (“FTE”) were 184 at December 31, 2019, down 165 FTE or 47 percent from 349 FTE at December 31, 2018.

Premises and occupancy expenses decreased $394,000, or 31 percent, to $880,000 in the second quarter of fiscal 2020 from $1.3 million in the same quarter of fiscal 2019.  Equipment expense decreased $233,000, or 47 percent, to $262,000 in the second quarter of fiscal 2020 from $495,000 in the same quarter of fiscal 2019.  The decrease in both premises and occupancy expenses and equipment expense was due primarily to the closure of 10 loan production offices and one retail banking center.

Deposit insurance premiums and regulatory assessments decreased $113,000, or 66 percent, to $59,000 in the second quarter of fiscal 2020 from $172,000 in the same quarter of fiscal 2019.  The decrease was due primarily to a small bank assessment credit awarded by the FDIC in September 2019 which reduced assessment fees for the second quarter of fiscal 2020.

Other non-interest expenses decreased $248,000, or 23 percent, to $811,000 in the second quarter of fiscal 2020 from $1.1 million in the same quarter of fiscal 2019. The decrease in other non-interest expenses was primarily attributable to lower loan origination expenses consistent with the scaling back of saleable single-family loan originations.

For the Six Months Ended December 31, 2019 and 2018.  Total non-interest expense in the six months ended December 31, 2019 was $14.8 million, a decrease of $7.8 million or 35 percent, as compared to $22.6 million in the same period ended December 31, 2018.  The decrease was primarily due to decreases in salaries and employee benefits expense, premises and occupancy expenses and other non-interest expense.

Salaries and employee benefits expense decreased $5.5 million, or 35 percent, to $10.0 million in the first six months of fiscal 2020 from $15.5 million in the same period of fiscal 2019.  The decrease was primarily attributable to lower incentive compensation costs and staff reductions related to the scaling back of salable single-family loan originations.  Total loan originations and purchases decreased $243.7 million, or 58 percent, to $175.0 million in the first six months of fiscal 2020 from $418.7 million in the comparable period of fiscal 2019.

Premises and occupancy expenses decreased $861,000, or 33 percent, to $1.8 million in the first six months of fiscal 2020 from $2.6 million in the same period of fiscal 2019.  Equipment expense decreased $375,000, or 41 percent, to $541,000 in the first six months of fiscal 2020 from $916,000 in the same period of fiscal 2019.  The decrease in both premises and occupancy expenses and equipment expense was due primarily to the closure of 10 loan production offices and one retail banking center.

Deposit insurance premiums and regulatory assessments decreased $294,000, or 87 percent, to $43,000 in the first six months of fiscal 2020 from $337,000 in the same period of fiscal 2019.  The decrease was due primarily to a small bank assessment credit awarded by the FDIC in September 2019 which reduced assessment fees for the first six months of fiscal 2020.

Other non-interest expenses decreased $568,000, or 29 percent, to $1.4 million in the first six months of fiscal 2020 from $2.0 million in the same period of fiscal 2019. The decrease in other non-interest expenses was primarily attributable to lower loan origination expenses consistent with the scaling back of saleable single-family loan originations. In addition, a $296,000 partial reversion of a previously recognized legal settlement (see Part II, Item 1- Legal Proceedings) was recorded during the six months ended December 31, 2019.

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

For the Quarter Ended December 31, 2019 and 2018.  The Corporation’s income tax provision was $1.1 million for the second quarter of fiscal 2020, up 30 percent from $810,000 in the same quarter last year. The increase was attributable to higher income before income taxes in the second quarter of fiscal 2020 in comparison to the same quarter last year. The effective income tax rate for the quarter ended December 31, 2019 and 2018 was 30.51% and 29.26%, respectively. The higher effective tax rate in the second quarter of fiscal 2020 was due primarily to fewer tax benefits resulting from stock-based compensation activities in comparison to the same quarter last year. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2020 reflects its current income tax obligations.

For the Six Months Ended December 31, 2019 and 2018.  The Corporation’s provision for income taxes was $2.1 million for the first six months of fiscal 2020, up 46 percent from the $1.4 million provision for income taxes in the same period last year. The increase was attributable to higher income before income taxes in the first six months of fiscal 2020 in comparison to the same period last year. The effective income tax rate for the six months ended December 31, 2019 and 2018 was 29.61% and 27.39%, respectively. The higher effective tax rate in the first six months of fiscal 2020 was due primarily to fewer tax benefits resulting from stock-based compensation activities in comparison to the same period last year. The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2020 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, was $3.4 million at December 31, 2019, down 45 percent from $6.2 million at June 30, 2019. Non-performing loans as a percentage of loans held for investment at December 31, 2019 was 0.36%, improving from 0.71% at June 30, 2019.  The non-performing loans at December 31, 2019 are comprised of 16 single-family loans ($3.4 million) and one commercial business loan ($37,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of December 31, 2019, total restructured loans decreased $2.0 million, or 53 percent, to $1.8 million from $3.8 million at June 30, 2019.  At December 31, 2019 and June 30, 2019, $1.8 million and $1.9 million of these restructured loans were classified as non-performing, respectively.  As of December 31, 2019, $888,000, or 49 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $2.4 million, or 63 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2019.

There was no real estate owned at both December 31, 2019 and June 30, 2019.

Non-performing assets, which includes non-performing loans and real estate owned, if any, decreased $2.8 million or 45 percent to $3.4 million or 0.31 percent of total assets at December 31, 2019 from $6.2 million or 0.57 percent of total assets at June 30, 2019. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline, the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case individually evaluated allowances are established, if required).

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:
(In Thousands)	At December 31, 2019	At June 30, 2019
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$1,607	$3,315
Construction	—	971
Total	1,607	4,286

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	1,783	1,891
Commercial business loans	37	41
Total	1,820	1,932

Total non-performing loans	3,427	6,218

Real estate owned, net	—	—
Total non-performing assets	$3,427	$6,218

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.36%	0.71%

Non-performing loans as a percentage of total assets	0.31%	0.57%

Non-performing assets as a percentage of total assets	0.31%	0.57%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:
	At December 31, 2019		At June 30, 2019
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$4,276	11	$3,795	13
Multi-family	3,821	3	3,864	3
Commercial real estate	—	—	927	1
Construction	1,285	1	—	—
Total special mention loans	9,382	15	8,586	17

Substandard loans:
Mortgage loans:
Single-family	3,390	18	6,631	23
Commercial real estate	926	1	—	—
Construction	—	—	971	1
Commercial business loans	37	1	41	1
Total substandard loans	4,353	20	7,643	25

Total classified loans	13,735	35	16,229	42

Real estate owned	—	—	—	—

Total classified assets	$13,735	35	$16,229	42

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarter and six months indicated:
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2019	2018	2019	2018
Loans originated for sale:
Retail originations	$—	$87,913	$—	$215,046
Wholesale originations	—	58,504	—	127,692
Total loans originated for sale	—	146,417	—	342,738

Loans sold:
Servicing released	—	(165,484)	—	(376,534)
Servicing retained	—	(2,026)	—	(2,784)
Total loans sold	—	(167,510)	—	(379,318)

Loans originated for investment:
Mortgage loans:
Single-family	8,061	24,180	15,567	41,396
Multi-family	14,921	5,446	34,271	18,155
Commercial real estate	6,479	3,175	8,898	8,480
Construction	2,313	1,863	3,209	3,343
Consumer loans	1	—	1	—
Total loans originated for investment	31,775	34,664	61,946	71,374

Loans purchased for investment:
Mortgage loans:
Single-family	44,610	—	70,733	—
Multi-family	5,243	4,622	42,369	4,622
Total loans purchased for investment	49,853	4,622	113,102	4,622

Mortgage loan principal payments	(65,205)	(41,163)	(116,034)	(104,092)
Increase (decrease) in other items, net (1)	992	60	2,790	(1,332)

Net increase (decrease) in loans held for investment and loans held for sale at fair value	$17,415	$(22,910)	$61,804	$(66,008)

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment.  During the first six months of fiscal 2020 and 2019, the Corporation originated and purchased loans held for investment of $175.0 million and $76.0 million, respectively. At December 31, 2019, the Corporation had loan origination commitments totaling $10.0 million, undisbursed lines of credit totaling $1.3 million and undisbursed construction loan funds totaling $6.8 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first six months of fiscal 2020, the net decrease in deposits was $7.6 million or one percent, primarily due to a decrease in time deposits. Time deposits decreased $7.2 million, or four percent, to $185.9 million at December 31, 2019 from $193.1 million at June 30, 2019.  At December 31, 2019, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $79.6 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $22.5 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2019, total cash and cash equivalents were $48.2 million, or four percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2019, total borrowings were $131.1 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility available was $240.3 million and the remaining available collateral was $447.8 million. In addition, the Bank has secured a $57.5 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $61.2 million. As of December 31, 2019, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2020 which the Bank intends to renew upon maturity.  The Bank had no advances under its correspondent bank or discount window facility as of December 31, 2019.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2019 decreased to 14.7 percent from 20.7 percent for the quarter ended June 30, 2019.

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

At December 31, 2019, the Bank exceeded all regulatory capital requirements.  The Bank was categorized "well-capitalized" at December 31, 2019 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes (1)		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of December 31, 2019
Tier 1 leverage capital (to adjusted average assets)	$113,384	10.24%	$44,276	4.00%	$55,345	5.00%
CET1 capital (to risk-weighted assets)	$113,384	16.62%	$47,755	7.00%	$44,344	6.50%
Tier 1 capital (to risk-weighted assets)	$113,384	16.62%	$57,989	8.50%	$54,578	8.00%
Total capital (to risk-weighted assets)	$120,443	17.65%	$71,633	10.50%	$68,222	10.00%

As of June 30, 2019
Tier 1 leverage capital (to adjusted average assets)	$115,009	10.50%	$43,824	4.00%	$54,779	5.00%
CET1 capital (to risk-weighted assets)	$115,009	18.00%	$44,730	7.00%	$41,535	6.50%
Tier 1 capital (to risk-weighted assets)	$115,009	18.00%	$54,314	8.50%	$51,119	8.00%
Total capital (to risk-weighted assets)	$122,225	19.13%	$67,094	10.50%	$63,899	10.00%

(1)
The dollar amounts and ratios include the capital conservation buffer consisting of 2.50% of risk-weighted assets above the required minimum levels at December 31, 2019 and June 30, 2019 for CET1 capital, Tier 1 capital and Total capital.

In addition to the minimum CET1, Tier 1 and Total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2019, the Bank was in compliance with this requirement.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first six months of fiscal 2020, the Bank paid a cash dividend of $7.5 million to the Corporation; while the Corporation paid $2.1 million of cash dividends to its shareholders.

Supplemental Information
	At December 31, 2019	At June 30, 2019	At December 31, 2018

Loans serviced for others (in thousands)	$102,824	$120,236	$123,294

Book value per share	$16.54	$16.12	$16.34

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of December 31, 2019, the targeted Federal Funds Rate range was 1.50% to 1.75%, making an immediate change of -300 basis points improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2019 (dollars in thousands).
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)
+300 bp	$216,422	$92,850	$1,195,569	18.10%	+707 bp
+200 bp	$189,967	$66,395	$1,174,926	16.17%	+514 bp
+100 bp	$159,357	$35,785	$1,150,314	13.85%	+282 bp
0 bp	$123,572	$—	$1,120,724	11.03%	0 bp
-100 bp	$112,588	$(10,984)	$1,114,647	10.10%	-93 bp
-200 bp	$116,630	$(6,942)	$1,119,409	10.42%	-61 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2019 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2019 and June 30, 2019.

	At December 31, 2019	At June 30, 2019
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.03%	11.80%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.10%	10.67%
Sensitivity Measure: Change in NPV Ratio	-93 bp	-113 bp

The pre-shock NPV ratio decreased 77 basis points to 11.03 percent at December 31, 2019 from 11.80 percent at June 30, 2019 and the post-shock NPV ratio decreased 57 basis points to 10.10 percent at December 31, 2019 from 10.67 percent at June 30, 2019.  The decrease of the NPV ratios was primarily attributable to a $7.5 million cash dividend distribution from the Bank to Provident Financial Holdings, Inc. in September 2019, partly offset by net income in the first six months of fiscal 2020.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of December 31, 2019:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of December 31, 2019
(Dollars In Thousands)	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$42,693	$—	$—	$5,540	$48,233
Investment securities	26,814	—	—	55,584	82,398
Loans held for investment	265,573	231,242	321,527	123,387	941,729
FHLB - San Francisco stock	8,199	—	—	—	8,199
Other assets	3,292	—	—	23,536	26,828
Total assets	346,571	231,242	321,527	208,047	1,107,387

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	85,846	85,846
Checking deposits - interest bearing	40,418	80,836	80,836	67,364	269,454
Savings deposits	51,807	103,614	103,614	—	259,035
Money market deposits	16,709	16,709	—	—	33,418
Time deposits	102,063	62,906	20,016	912	185,897
Borrowings	10,000	61,078	40,007	20,000	131,085
Other liabilities	332	—	—	18,544	18,876
Stockholders' equity	—	—	—	123,776	123,776
Total liabilities and stockholders' equity	221,329	325,143	244,473	316,442	1,107,387

Repricing gap positive (negative)	$125,242	$(93,901)	$77,054	$(108,395)	$—
Cumulative repricing gap:
Dollar amount	$125,242	$31,341	$108,395	$—	$—
Percent of total assets	11%	3%	10%	—%	—%

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:
◾	The Corporation’s current balance sheet and repricing characteristics;
◾	Forecasted balance sheet growth consistent with the business plan;
◾	Current interest rates and yield curves and management estimates of projected interest rates;
◾	Embedded options, interest rate floors, periodic caps and lifetime caps;
◾	Repricing characteristics for market rate sensitive instruments;
◾	Loan, investment, deposit and borrowing cash flows;
◾	Loan prepayment estimates for each type of loan; and
◾	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 and 200 basis points.

The following table describes the results of the analysis at December 31, 2019 and June 30, 2019.
At December 31, 2019		At June 30, 2019
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	6.70%	+300 bp	6.85%
+200 bp	5.03%	+200 bp	4.39%
+100 bp	4.45%	+100 bp	2.36%
-100 bp	1.16%	-100 bp	(3.63)%
-200 bp	(0.83)%	-200 bp	(6.69)%

At December 31, 2019 and June 30, 2019, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period, except under the -100 basis point shock at December 31, 2019 where more loans are forecast to hit their contractual floor interest rate.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2019 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2020.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2019	—	$—	—	304,077
November 1 – 30, 2019	—	$—	—	304,077
December 1 – 31, 2019	2,361	$21.84	2,361	301,716
Total	2,361	$21.84	2,361	301,716

(1)	Represents the remaining shares available for future purchases under the April 2018 stock repurchase plan.

During the quarter ended December 31, 2019, the Corporation purchased 2,361 shares of the Corporation’s common stock at an average cost of $21.84 per share. For the six months ended December 31, 2019, the Corporation purchased 19,285 shares of the Corporation’s common stock at an average cost of $20.58 per share. As of December 31, 2019, a total of 71,284 shares or 19 percent of the shares authorized in the April 2018 stock repurchase plan have been purchased at an average cost of $19.97 per share, leaving 301,716 shares available for future purchases. During the quarter ended December 31, 2019, a total of 5,750 shares of common stock were exercised, while no shares of restricted common stock were forfeited or vested. For the six months ended December 31, 2019, a total of 16,250 shares of common stock were exercised and a total of 8,000 shares of restricted stock were forfeited, while no shares of restricted common stock vested. The Corporation did not purchase any shares from recipients to fund their withholding tax obligations in the second quarter and first six months of fiscal 2020. During the quarter and six months ended December 31, 2019, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 10, 2020	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2020	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.