Form 10-Q
period 2020-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2020-05-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2020 there were 7,436,315 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2020 and June 30, 2019	1
	Condensed Consolidated Statements of Operations
	for the Quarter and Nine Months Ended March 31, 2020 and 2019	2
	Condensed Consolidated Statements of Comprehensive Income (Loss)
	for the Quarter and Nine Months Ended March 31, 2020 and 2019	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarter and Nine Months Ended March 31, 2020 and 2019	4
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2020 and 2019	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	42
	Safe-Harbor Statement	43
	Critical Accounting Policies	44
	Executive Summary and Operating Strategy	45
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	47
	Comparison of Financial Condition at March 31, 2020 and June 30, 2019	48
	Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2020 and 2019	49
	Asset Quality	61
	Loan Volume Activities	64
	Liquidity and Capital Resources	64
	Supplemental Information	66

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	67

ITEM 4 -	Controls and Procedures	71

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	71
ITEM 1A -	Risk Factors	72
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	73
ITEM 3 -	Defaults Upon Senior Securities	73
ITEM 4 -	Mine Safety Disclosures	73
ITEM 5 -	Other Information	74
ITEM 6 -	Exhibits	74

SIGNATURES		75
.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	March 31, 2020	June 30, 2019
Assets
Cash and cash equivalents	$84,250	$70,632
Investment securities – held to maturity, at cost	69,482	94,090
Investment securities – available for sale, at fair value	4,828	5,969
Loans held for investment, net of allowance for loan losses of $7,810 and $7,076, respectively; includes $3,835 and $5,094 at fair value, respectively	914,307	879,925
Accrued interest receivable	3,154	3,424
Federal Home Loan Bank (“FHLB”) – San Francisco stock	8,199	8,199
Premises and equipment, net	10,606	8,226
Prepaid expenses and other assets	12,741	14,385
Total assets	$1,107,567	$1,084,850

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$86,585	$90,184
Interest-bearing deposits	749,246	751,087
Total deposits	835,831	841,271

Borrowings	131,070	101,107
Accounts payable, accrued interest and other liabilities	17,508	21,831
Total liabilities	984,409	964,209

Commitments and Contingencies (Notes 6 and 10)

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,097,615 and 18,081,365 shares issued; 7,436,315 and 7,486,106 shares outstanding, respectively)	181	181
Additional paid-in capital	95,355	94,351
Retained earnings	193,802	190,839
Treasury stock at cost (10,661,300 and 10,595,259 shares, respectively)	(166,247)	(164,891)
Accumulated other comprehensive income, net of tax	67	161

Total stockholders’ equity	123,158	120,641

Total liabilities and stockholders’ equity	$1,107,567	$1,084,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Interest income:
Loans receivable, net	$9,622	$10,011	$30,017	$30,516
Investment securities	478	592	1,659	1,381
FHLB – San Francisco stock	144	144	432	565
Interest-earning deposits	186	386	621	1,111
Total interest income	10,430	11,133	32,729	33,573

Interest expense:
Checking and money market deposits	106	102	333	327
Savings deposits	131	139	396	437
Time deposits	509	600	1,571	1,851
Borrowings	794	680	2,318	2,158
Total interest expense	1,540	1,521	4,618	4,773

Net interest income	8,890	9,612	28,111	28,800
Provision (recovery) for loan losses	874	4	671	(450)
Net interest income, after provision (recovery) for loan losses	8,016	9,608	27,440	29,250

Non-interest income:
Loan servicing and other fees	131	262	631	863
Gain (loss) on sale of loans, net	14	1,719	(115)	7,114
Deposit account fees	423	471	1,321	1,485
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	—	2	—	(4)
Card and processing fees	360	373	1,121	1,163
Other	173	225	557	575
Total non-interest income	1,101	3,052	3,515	11,196

Non-interest expense:
Salaries and employee benefits	4,966	9,292	14,950	24,753
Premises and occupancy	845	1,286	2,603	3,905
Equipment	314	417	855	1,333
Professional expenses	351	513	1,090	1,371
Sales and marketing expenses	177	246	506	668
Deposit insurance premiums and regulatory assessments	54	124	97	461
Other	798	1,122	2,196	3,088
Total non-interest expense	7,505	13,000	22,297	35,579

Income (loss) before income taxes	1,612	(340)	8,658	4,867
Provision (benefit) for income taxes	467	(189)	2,553	1,237
Net income (loss)	$1,145	$(151)	$6,105	$3,630

Basic earnings (loss) per share	$0.15	$(0.02)	$0.82	$0.49
Diluted earnings (loss) per share	$0.15	$(0.02)	$0.80	$0.48
Cash dividends per share	$0.14	$0.14	$0.42	$0.42
.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
In Thousands

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$1,145	$(151)	$6,105	$3,630

Change in unrealized holding loss on securities available for sale	(94)	(9)	(133)	(67)
Reclassification adjustment for net loss on securities available for sale included in net loss	—	—	—	—
Other comprehensive loss, before income tax benefit	(94)	(9)	(133)	(67)

Income tax benefit	(28)	(3)	(39)	(20)
Other comprehensive loss	(66)	(6)	(94)	(47)

Total comprehensive income (loss)	$1,079	$(157)	$6,011	$3,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarter Ended March 31, 2020 and 2019:
	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2019	7,483,071	$181	$95,118	$193,704	$(165,360)	$133	$123,776

Net income				1,145			1,145
Other comprehensive loss						(66)	(66)
Purchase of treasury stock	(46,756)				(887)		(887)
Amortization of restricted stock			217				217
Stock options expense			20				20
Cash dividends (1)				(1,047)			(1,047)

Balance at March 31, 2020	7,436,315	$181	$95,355	$193,802	$(166,247)	$67	$123,158

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2020.

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2018	7,506,855	$181	$95,913	$192,306	$(165,892)	$169	$122,677

Net loss				(151)			(151)
Other comprehensive loss						(6)	(6)
Purchase of treasury stock	(23,748)				(460)		(460)
Exercise of stock options	11,250		164				164
Distribution of restricted stock	3,000						—
Amortization of restricted stock			29				29
Stock options expense			8				8
Cash dividends (1)				(1,052)			(1,052)

Balance at March 31, 2019	7,497,357	$181	$96,114	$191,103	$(166,352)	$163	$121,209

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended March 31, 2020 and 2019:
	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2019	7,486,106	$181	$94,351	$190,839	$(164,891)	$161	$120,641

Net income				6,105			6,105
Other comprehensive loss						(94)	(94)
Purchase of treasury stock	(66,041)				(1,284)		(1,284)
Exercise of stock options	16,250		215				215
Forfeiture of restricted stock			72		72		—
Amortization of restricted stock			656				656
Stock options expense			61				61
Cash dividends (1)				(3,142)			(3,142)

Balance at March 31, 2020	7,436,315	$181	$95,355	$193,802	$(166,247)	$67	$123,158
 (1)   Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2020.

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

Net income				3,630			3,630
Other comprehensive loss						(47)	(47)
Purchase of treasury stock (1)	(44,819)				(845)		(845)
Exercise of stock options	31,250		390				390
Distribution of restricted stock	89,500						—
Amortization of restricted stock			426				426
Stock options expense			341				341
Cash dividends (2)				(3,143)			(3,143)

Balance at March 31, 2019	7,497,357	$181	$96,114	$191,103	$(166,352)	$163	$121,209
(1)   Includes the purchase of 21,071 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)   Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$6,105	$3,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,347	2,045
Provision (recovery) for loan losses	671	(450)
(Gain) loss on sale of loans, net	115	(7,114)
Stock-based compensation	717	767
Provision for deferred income taxes	881	553
Decrease in accounts payable, accrued interest and other liabilities	(4,406)	(320)
(Increase) decrease in prepaid expenses and other assets	(2,524)	437
Loans originated for sale	—	(453,444)
Proceeds from sale of loans	—	526,090
Net cash provided by operating activities	3,906	72,194

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(35,676)	19,230
Maturity of investment securities held to maturity	—	800
Principal payments from investment securities held to maturity	24,283	24,093
Principal payments from investment securities available for sale	1,010	1,140
Purchase of investment securities held to maturity	—	(40,282)
Proceeds from sale of real estate owned	—	915
Purchase of premises and equipment	(185)	(151)
Net cash (used for) provided by investing activities	(10,568)	5,745

Cash flows from financing activities:
Decrease in deposits, net	(5,440)	(30,714)
Repayments of short-term borrowings, net	—	(15,000)
Repayments of long-term borrowings	(44)	(10,042)
Proceeds from long-term borrowings	30,007	—
Exercise of stock options	215	390
Withholding taxes on stock based compensation	(32)	(428)
Cash dividends	(3,142)	(3,143)
Treasury stock purchases	(1,284)	(845)
Net cash provided by (used for) financing activities	20,280	(59,782)

Net increase in cash and cash equivalents	13,618	18,157
Cash and cash equivalents at beginning of period	70,632	43,301
Cash and cash equivalents at end of period	$84,250	$61,458
Supplemental information:
Cash paid for interest	$4,625	$4,796
Cash paid for income taxes	$775	$1,555
Transfer of loans held for sale to held for investment	$1,085	$1,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2019 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019.  The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are significant to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2019, other than:

ASU 2016-13:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02 and March 2020, ASU 2020-03, all of which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB also issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” extending the adoption date for certain registrants, including the Corporation. These ASUs will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is evaluating its current expected loss methodology of its loan and investment portfolios to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to its allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings upon adoption. The Corporation is in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio to ensure the Corporation is fully compliant with these ASUs at the adoption date and is evaluating the potential impact adoption that these ASUs will have on the Corporation’s Consolidated Financial Statements.

ASU 2018-11
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," and a subsequent amendment to the initial guidance in February 2020, ASU 2020-02. This ASU introduces a lessee model that brings most leases onto the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting and did not result in significant implementation challenges during the transition period. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The effective date of this ASU for annual periods is beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019) and interim periods therein. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which allows entities the option of initially applying the new leases standard at the adoption date (such as January 1, 2019, for calendar year- end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Corporation adopted the provisions of ASC 842 effective July 1, 2019 utilizing the transition method allowed under ASU 2018-11 and will not restate comparative periods as well as electing to not separate non-lease components from lease components. The Corporation elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Corporation to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Corporation also elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. The adoption of ASC 842 did not have a material impact on its consolidated financial statements. See Note 10 for additional discussion.

ASU 2018-13:
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness.” The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The guidance only affects disclosures in the notes to the consolidated financial statements and will not otherwise affect the Corporation’s Consolidated Financial Statements.

ASU 2020-04:
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is in the process of compiling data on the impact of reference rate reform and has not determined the impact of the adoption of this ASU on its consolidated financial statements.

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

As of March 31, 2020 and 2019, there were outstanding options to purchase 554,500 shares and 497,750 shares of the Corporation’s common stock, respectively. Of those shares, as of March 31, 2020 and 2019, there were 135,000 shares and 497,750 shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2020 and 2019, there were outstanding restricted stock awards of 225,500 shares and 9,000 shares, respectively. The outstanding restricted stock had a dilutive effect for the quarter and nine months ended March 31, 2020. There was no dilutive effect for the comparable quarter last year; however, there was a dilutive effect in the first nine month of fiscal 2019.

The following table provides the basic and diluted EPS computations for the quarter and nine months ended March 31, 2020 and 2019, respectively.
	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, Except Earnings Per Share)	2020	2019	2020	2019
Numerator:
Net income (loss) – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,145	$(151)	$6,105	$3,630

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,469	7,507	7,478	7,481

Effect of dilutive shares:
Stock options	71	—	87	60
Restricted stock	50	—	41	14

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,590	7,507	7,606	7,555

Basic earnings (loss) per share	$0.15	$(0.02)	$0.82	$0.49
Diluted earnings (loss) per share	$0.15	$(0.02)	$0.80	$0.48

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2020 and June 30, 2019 were as follows:
March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS (1)	$66,599	$2,016	$(88)	$68,527	$66,599
U.S. SBA securities (2)	2,083	—	(11)	2,072	2,083
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$69,482	$2,016	$(99)	$71,399	$69,482

Available for sale:
U.S. government agency MBS	$2,913	$88	$—	$3,001	$3,001
U.S. government sponsored enterprise MBS	1,614	16	—	1,630	1,630
Private issue CMO (3)	219	—	(22)	197	197
Total investment securities - available for sale	$4,746	$104	$(22)	$4,828	$4,828
Total investment securities	$74,228	$2,120	$(121)	$76,227	$74,310
(1)	Mortgage-Backed Securities (“MBS”).
(2)	Small Business Administration (“SBA”).
(3)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$90,394	$1,289	$(14)	$91,669	$90,394
U.S. SBA securities	2,896	—	(6)	2,890	2,896
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$94,090	$1,289	$(20)	$95,359	$94,090

Available for sale
U.S. government agency MBS	$3,498	$116	$(1)	$3,613	$3,613
U.S. government sponsored enterprise MBS	1,998	89	—	2,087	2,087
Private issue CMO	261	8	—	269	269
Total investment securities - available for sale	$5,757	$213	$(1)	$5,969	$5,969
Total investment securities	$99,847	$1,502	$(21)	$101,328	$100,059

In the third quarter of fiscal 2020 and 2019, the Corporation received MBS principal payments of $7.9 million and $8.6 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the third quarter of fiscal 2020, as compared to the purchase of $26.2 million of U.S. government sponsored enterprise MBS to be held to maturity in the same period of fiscal 2019.

For the first nine months of fiscal 2020 and 2019, the Corporation received MBS principal payments of $25.3 million and $25.2 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the first nine months of fiscal 2020, as compared to the purchase of $39.7 million of U.S. government sponsored enterprise MBS to be held to maturity in the same period of fiscal 2019.

The Corporation held investments with an unrealized loss position of $121,000 at March 31, 2020 and $21,000 at June 30, 2019.
As of March 31, 2020	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$12,057	$88	$—	$—	$12,057	$88
U.S. SBA securities	—	—	2,072	11	2,072	11
Total investment securities – held to maturity	$12,057	$88	$2,072	$11	$14,129	$99

Available for sale
Private issue CMO	$197	$22	$—	$—	$197	$22
Total investment securities – available for sale	$197	$22	$—	$—	$197	$22
Total investment securities	$12,254	$110	$2,072	$11	$14,326	$121

As of June 30, 2019	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$6,507	$8	$1,657	$6	$8,164	$14
U.S. SBA securities	—	—	2,883	6	2,883	6
Total investment securities – held to maturity	$6,507	$8	$4,540	$12	$11,047	$20

Available for sale
U.S. government agency MBS	$289	$1	$—	$—	$289	$1
Total investment securities – available for sale	$289	$1	$—	$—	$289	$1
Total investment securities	$6,796	$9	$4,540	$12	$11,336	$21

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At March 31, 2020, $11,000 of the $121,000 unrealized holding losses were 12 months or more; while at June 30, 2019, $12,000 of the $21,000 unrealized holding losses were 12 months or more. The Corporation does not believe that there were any other-than-temporary impairments on the investment securities at March 31, 2020 and 2019; therefore, no impairment losses were recorded for the quarter ended March 31, 2020 and 2019.

Contractual maturities of investment securities as of March 31, 2020 and June 30, 2019 were as follows:
	March 31, 2020		June 30, 2019
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$800	$800	$400	$400
Due after one through five years	22,193	22,942	32,584	32,728
Due after five through ten years	28,121	29,378	35,306	36,090
Due after ten years	18,368	18,279	25,800	26,141
Total investment securities - held to maturity	$69,482	$71,399	$94,090	$95,359

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	4,746	4,828	5,757	5,969
Total investment securities - available for sale	$4,746	$4,828	$5,757	$5,969
Total investment securities	$74,228	$76,227	$99,847	$101,328

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:
(In Thousands)	March 31, 2020	June 30, 2019
Mortgage loans:
Single-family	$326,686	$324,952
Multi-family	475,941	439,041
Commercial real estate	105,691	111,928
Construction (1)	6,346	4,638
Other	—	167
Commercial business loans (2)	502	478
Consumer loans (3)	122	134
Total loans held for investment, gross	915,288	881,338

Advance payments of escrows	193	53
Deferred loan costs, net	6,636	5,610
Allowance for loan losses	(7,810)	(7,076)
Total loans held for investment, net	$914,307	$879,925

(1)	Net of $5.5 million and $6.6 million of undisbursed loan funds as of March 31, 2020 and June 30, 2019, respectively
(2)	Net of $0.9 million and $1.0 million of undisbursed lines of credit as of March 31, 2020 and June 30, 2019, respectively.
(3)	Net of $0.5 million and $0.5 million of undisbursed lines of credit as of March 31, 2020 and June 30, 2019, respectively.

The following table sets forth information at March 31, 2020 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised one percent and two percent of loans held for investment at March 31, 2020 and June 30, 2019, respectively.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$86,557	$44,427	$110,309	$75,117	$10,276	$326,686
Multi-family	149,627	160,236	154,391	11,523	164	475,941
Commercial real estate	42,513	30,600	32,210	—	368	105,691
Construction	4,902	—	—	—	1,444	6,346
Commercial business loans	100	—	—	—	402	502
Consumer loans	122	—	—	—	—	122
Total loans held for investment, gross	$283,821	$235,263	$296,910	$86,640	$12,654	$915,288

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:
	March 31, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total

Pass	$316,974	$472,142	$105,691	$4,675	$462	$122	$900,066
Special Mention	5,890	3,799	—	1,671	—	—	11,360
Substandard	3,822	—	—	—	40	—	3,862
Total loans held for investment, gross	$326,686	$475,941	$105,691	$6,346	$502	$122	$915,288

	June 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$314,036	$435,177	$111,001	$3,667	$167	$429	$134	$864,611
Special Mention	3,795	3,864	927	—	—	—	—	8,586
Substandard	7,121	—	—	971	—	49	—	8,141
Total loans held for investment, gross	$324,952	$439,041	$111,928	$4,638	$167	$478	$134	$881,338

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  The provision (recovery) for (from) the allowance for loan losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request a significant increase in its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.  In response to the novel corona virus of 2019 (“COVID-19”) pandemic, which has negatively impacted the current economic environment, a qualitative component was established in the allowance for loan losses methodology.

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:
	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(Dollars in Thousands)	2020	2019	2020	2019

Allowance at beginning of period	$6,921	$7,061	$7,076	$7,385

Provision (recovery) for loan losses	874	4	671	(450)

Recoveries:
Mortgage loans:
Single-family	14	22	63	177
Consumer loans	1	1	2	2
Total recoveries	15	23	65	179

Charge-offs:
Mortgage loans:
Single-family	—	(6)	(1)	(31)
Consumer loans	—	(2)	(1)	(3)
Total charge-offs	—	(8)	(2)	(34)

Net recoveries (charge-offs)	15	15	63	145
Balance at end of period	$7,810	$7,080	$7,810	$7,080

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.85%	0.79%	0.85%	0.79%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.01)%	(0.01)%	(0.01)%	(0.02)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.
	March 31, 2020
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$320,104	$2,760	$3,822	$326,686
Multi-family	475,941	—	—	475,941
Commercial real estate	105,691	—	—	105,691
Construction	6,346	—	—	6,346
Commercial business loans	462	—	40	502
Consumer loans	118	4	—	122
Total loans held for investment, gross	$908,662	$2,764	$3,862	$915,288

(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2019
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$318,671	$660	$5,621	$324,952
Multi-family	439,041	—	—	439,041
Commercial real estate	111,928	—	—	111,928
Construction	3,667	—	971	4,638
Other	167	—	—	167
Commercial business loans	429	—	49	478
Consumer loans	129	5	—	134
Total loans held for investment, gross	$874,032	$665	$6,641	$881,338

(1)  All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Quarter Ended March 31, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,157	$3,502	$1,058	$168	$28	$8	$6,921
Provision (recovery) for loan losses	431	456	3	(12)	(2)	(2)	874
Recoveries	14	—	—	—	—	1	15
Charge-offs	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$2,602	$3,958	$1,061	$156	$26	$7	$7,810

Allowance for loan losses:
Individually evaluated for impairment	$45	$—	$—	$—	$6	$—	$51
Collectively evaluated for impairment	2,557	3,958	1,061	156	20	7	7,759
Allowance for loan losses, end of period	$2,602	$3,958	$1,061	$156	$26	$7	$7,810

Loans held for investment:
Individually evaluated for impairment	$2,698	$—	$—	$—	$40	$—	$2,738
Collectively evaluated for impairment	323,988	475,941	105,691	6,346	462	122	912,550
Total loans held for investment, gross	$326,686	$475,941	$105,691	$6,346	$502	$122	$915,288
Allowance for loan losses as a percentage of gross loans held for investment	0.80%	0.83%	1.00%	2.46%	5.18%	5.74%	0.85%

	Quarter Ended March 31, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,679	$3,280	$1,019	$48	$3	$26	$6	$7,061
Provision (recovery) for loan losses	(58)	20	23	15	—	1	3	4
Recoveries	22	—	—	—	—	—	1	23
Charge-offs	(6)	—	—	—	—	—	(2)	(8)
Allowance for loan losses, end of period	$2,637	$3,300	$1,042	$63	$3	$27	$8	$7,080

Allowance for loan losses:
Individually evaluated for impairment	$123	$—	$—	$—	$—	$9	$—	$132
Collectively evaluated for impairment	2,514	3,300	1,042	63	3	18	8	6,948
Allowance for loan losses, end of period	$2,637	$3,300	$1,042	$63	$3	$27	$8	$7,080

Loans held for investment:
Individually evaluated for impairment	$6,004	$—	$—	$745	$—	$53	$—	$6,802
Collectively evaluated for impairment	308,820	449,812	115,355	3,394	167	430	133	878,111
Total loans held for investment, gross	$314,824	$449,812	$115,355	$4,139	$167	$483	$133	$884,913
Allowance for loan losses as a percentage of gross loans held for investment	0.84%	0.73%	0.90%	1.52%	1.80%	5.59%	6.02%	0.79%

	Nine Months Ended March 31, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076
Provision (recovery) for loan losses	(169)	739	11	95	(3)	—	(2)	671
Recoveries	63	—	—	—	—	—	2	65
Charge-offs	(1)	—	—	—	—	—	(1)	(2)
Allowance for loan losses, end of period	$2,602	$3,958	$1,061	$156	$—	$26	$7	$7,810

Allowance for loan losses:
Individually evaluated for impairment	$45	$—	$—	$—	$—	$6	$—	$51
Collectively evaluated for impairment	2,557	3,958	1,061	156	—	20	7	7,759
Allowance for loan losses, end of period	$2,602	$3,958	$1,061	$156	$—	$26	$7	$7,810

Loans held for investment:
Individually evaluated for impairment	$2,698	$—	$—	$—	$—	$40	$—	$2,738
Collectively evaluated for impairment	323,988	475,941	105,691	6,346	—	462	122	912,550
Total loans held for investment, gross	$326,686	$475,941	$105,691	$6,346	$—	$502	$122	$915,288
Allowance for loan losses as a percentage of gross loans held for investment	0.80%	0.8%	1.00%	2.46%	—%	5.18%	5.74%	0.85%

	Nine Months Ended March 31, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385
Provision (recovery) for loan losses	(292)	(192)	12	16	—	3	3	(450)
Recoveries	177	—	—	—	—	—	2	179
Charge-offs	(31)	—	—	—	—	—	(3)	(34)
Allowance for loan losses, end of period	$2,637	$3,300	$1,042	$63	$3	$27	$8	$7,080

Allowance for loan losses:
Individually evaluated for impairment	$123	$—	$—	$—	$—	$9	$—	$132
Collectively evaluated for impairment	2,514	3,300	1,042	63	3	18	8	6,948
Allowance for loan losses, end of period	$2,637	$3,300	$1,042	$63	$3	$27	$8	$7,080

Loans held for investment:
Individually evaluated for impairment	$6,004	$—	$—	$745	$—	$53	$—	$6,802
Collectively evaluated for impairment	308,820	449,812	115,355	3,394	167	430	133	878,111
Total loans held for investment, gross	$314,824	$449,812	$115,355	$4,139	$167	$483	$133	$884,913
Allowance for loan losses as a percentage of gross loans held for investment	0.84%	0.73%	0.90%	1.52%	1.80%	5.59%	6.02%	0.79%

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
	At March 31, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,802	$—	$1,802	$(274)	$1,528
Without a related allowance (2)	2,548	(475)	2,073	—	2,073
Total single-family	4,350	(475)	3,875	(274)	3,601

Commercial business loans:
With a related allowance	40	—	40	(6)	34
Total commercial business loans	40	—	40	(6)	34

Total non-performing loans	$4,390	$(475)	$3,915	$(280)	$3,635

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

At March 31, 2020, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.  At June 30, 2019, there was one non-performing construction loan with undisbursed loan funds of $1.0 million, which was subsequently upgraded to the special mention category in November 2019.

For the quarter ended March 31, 2020 and 2019, the Corporation’s average recorded investment in non-performing loans was $3.9 million and $6.4 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended March 31, 2020, the Bank received $71,000 in interest payments from non-performing loans, of which $29,000 were recognized as interest income and the remaining $42,000 were applied to reduce the loan balances under the cost recovery method.  In comparison, for the quarter ended March 31, 2019, the Bank received $63,000 in interest payments from non-performing loans, of which $30,000 were recognized as interest income and the remaining $33,000 were applied to reduce the loan balances under the cost recovery method.

For the nine months ended March 31, 2020 and 2019, the Corporation’s average recorded investment in non-performing loans was $4.4 million and $6.7 million, respectively.  For the nine months ended March 31, 2020, the Bank received $275,000 in interest payments from non-performing loans, of which $186,000 were recognized as interest income and the remaining $89,000 were applied to reduce the loan balances under the cost recovery method.  In comparison, for the nine months ended March 31, 2019, the Bank received $458,000 in interest payments from non-performing loans, of which $321,000 were recognized as interest income and the remaining $137,000 were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarter and nine months ended March 31, 2020 and 2019:
	Quarter Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$2,282	$8	$2,785	$—
Construction	—	—	745	—
	2,282	8	3,530	—

With related allowances:
Mortgage loans:
Single-family	1,569	20	2,841	29
Commercial business loans	40	1	54	1
	1,609	21	2,895	30

Total	$3,891	$29	$6,425	$30

	Nine Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$2,747	$119	$3,570	$229
Construction	361	20	579	—
	3,108	139	4,149	229

With related allowances:
Mortgage loans:
Single-family	1,291	44	2,466	89
Commercial business loans	43	3	61	3
	1,334	47	2,527	92

Total	$4,442	$186	$6,676	$321

For the quarter ended March 31, 2020, no new loans were restructured from their original terms and classified as restructured loans and no restructured loans were upgraded or downgraded. For the nine months ended March 31, 2020, no new loans were restructured from their original terms and classified as restructured loans, while two substandard restructured loans were paid off, one restructured loan was downgraded from pass to the substandard category and one restructured loan was upgraded from special mention to the pass category. For the quarter ended March 31, 2019, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan from the pass category was downgraded to special mention. For the nine months ended March 31, 2019, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was upgraded to the pass category, one restructured loan from the pass category was downgraded to special mention and one restructured loan was paid off. During the quarter and nine months ended March 31, 2020 and 2019, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the quarter and nine months ended March 31, 2020, there was no loan whose modification was extended beyond the initial maturity of the modification. During the nine months ended March 31, 2020, there was one restructured loan with a loan balance of $56,000 whose modification was extended. At both March 31, 2020 and June 30, 2019, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of March 31, 2020, the Corporation held six restructured loans with a net outstanding balance of $1.8 million, all loans were classified as substandard and on non-accrual status. As of June 30, 2019, the Corporation held eight restructured loans with a net outstanding balance of $3.8 million: one loan was classified as special mention on accrual status ($437,000); one loan was classified as substandard on accrual status ($1.4 million); and six loans were classified as substandard on non-accrual status ($1.9 million).  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets that do not currently expose the Corporation to sufficient risk to warrant adverse classification but possess weaknesses are designated as special mention and are closely monitored by the Corporation.  As of March 31, 2020 and June 30, 2019, $683,000 or 39%, and $2.4 million or 63%, respectively, of the restructured loans were current with respect to their modified payment terms.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. At March 31, 2020 the Corporation had not made any short-term modifications as a result of the COVID-19 pandemic.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type and non-accrual versus accrual status:
	At	At
(In Thousands)	March 31, 2020	June 30, 2019
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$1,726	$1,891
Commercial business loans	34	41
Total	1,760	1,932

Restructured loans on accrual status:
Mortgage loans:
Single-family	—	1,861
Total	—	1,861

Total restructured loans	$1,760	$3,793

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.
	At March 31, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$677	$—	$677	$(45)	$632
Without a related allowance (2)	1,459	(365)	1,094	—	1,094
Total single-family	2,136	(365)	1,771	(45)	1,726

Commercial business loans:
With a related allowance	40	—	40	(6)	34
Total commercial business loans	40	—	40	(6)	34

Total restructured loans	$2,176	$(365)	$1,811	$(51)	$1,760

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

During the quarter ended March 31, 2020 and 2019, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. For the nine months ended March 31, 2020, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. This compares to the nine months ended March 31, 2019 when no property was acquired in the settlement of loans, while two previously foreclosed upon properties were sold. As of March 31, 2020 and June 30, 2019, there was no real estate owned property at both dates.  A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate operating expenses as incurred.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2020 and June 30, 2019, the Corporation had commitments to extend credit on loans to be held for investment of $3.4 million and $4.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.
Commitments	March 31, 2020	June 30, 2019
(In Thousands)

Undisbursed loan funds – Construction loans	$5,485	$6,592
Undisbursed lines of credit – Commercial business loans	920	1,003
Undisbursed lines of credit – Consumer loans	463	479
Commitments to extend credit on loans to be held for investment	3,353	4,254
Total	$10,221	$12,328

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarter and nine months ended March 31, 2020 and 2019.
	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2020	2019	2020	2019
Balance, beginning of the period	$138	$150	$141	$157
Provision (recovery)	(47)	1	(50)	(6)
Balance, end of the period	$91	$151	$91	$151

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of March 31, 2020 and June 30, 2019, there were no outstanding derivative financial instruments.

The net impact of derivative financial instruments recorded within the gain on sale of loans contained in the Condensed Consolidated Statements of Operations during the quarter and nine months ended March 31, 2020 and 2019 was as follows:
	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2020	2019	2020	2019
(In Thousands)
Commitments to extend credit on loans to be held for sale	$—	$(264)	$—	$(585)
Mandatory loan sale commitments and TBA MBS trades	—	465	—	216
Total net loss	$—	$201	$—	$(369)

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of March 31, 2020 and June 30, 2019, the Bank serviced $7.9 million and $9.7 million of loans under this program, respectively and has established a recourse liability of $50,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the quarter ended March 31, 2020, the Bank did not repurchase any loans. In comparison during the same quarter last year, the Bank repurchased two loans totaling $446,000 pursuant to the recourse/repurchase covenants contained in the loan sale agreements. During the first nine months of fiscal 2020, the Bank repurchased three loans totaling $1.1 million. In comparison during the first nine months of fiscal 2019, the Bank repurchased five loans totaling $699,000, including two loans totaling $25,000 that were fully charged off. There were no other repurchase requests that did not result in the repurchase of the loan itself, which were settled in the quarter and nine months ended March 31, 2020 and 2019. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $200,000 for loans sold to other investors as of both March 31, 2020 and June 30, 2019.

The following table shows the summary of the recourse liability for the quarter and nine months ended March 31, 2020 and 2019:
	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2020	2019	2020	2019
(In Thousands)

Balance, beginning of the period	$250	$250	$250	$283
Provision (recovery) from recourse liability	—	—	—	(33)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$250	$250	$250	$250

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Loss
As of March 31, 2020:
Loans held for investment, at fair value	$3,835	$3,971	$(136)

As of June 30, 2019:
Loans held for investment, at fair value	$5,094	$5,218	$(124)

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:
	Fair Value Measurement at March 31, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,001	$—	$3,001
U.S. government sponsored enterprise MBS	—	1,630	—	1,630
Private issue CMO	—	—	197	197
Investment securities - available for sale	—	4,631	197	4,828

Loans held for investment, at fair value	—	—	3,835	3,835
Interest-only strips	—	—	13	13
Total assets	$—	$4,631	$4,045	$8,676

Liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,613	$—	$3,613
U.S. government sponsored enterprise MBS	—	2,087	—	2,087
Private issue CMO	—	—	269	269
Investment securities - available for sale	—	5,700	269	5,969

Loans held for investment, at fair value	—	—	5,094	5,094
Interest-only strips	—	—	16	16
Total assets	$—	$5,700	$5,379	$11,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:
	For the Quarter Ended March 31, 2020
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Total
Beginning balance at December 31, 2019	$231	$4,173	$13	$4,417
Total gains or losses (realized/unrealized):
Included in earnings	—	(25)	—	(25)
Included in other comprehensive loss	(26)	—	—	(26)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(8)	(313)	—	(321)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2020	$197	$3,835	$13	$4,045

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

(2)	Consists of commitments to extend credit on loans to be held for sale.
(3)	Consists of mandatory loan sale commitments.

	For the Nine Months Ended March 31, 2020
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Total
Beginning balance at June 30, 2019	$269	$5,094	$16	$5,379
Total gains or losses (realized/unrealized):
Included in earnings	—	(12)	—	(12)
Included in other comprehensive loss	(29)	—	(3)	(32)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(43)	(1,247)	—	(1,290)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2020	$197	$3,835	$13	$4,045

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:
	Fair Value Measurement at March 31, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$2,073	$1,562	$3,635
Mortgage servicing assets	—	—	386	386
Real estate owned, net	—	—	—	—
Total	$—	$2,073	$1,948	$4,021

	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$3,971	$2,247	$6,218
Mortgage servicing assets	—	—	627	627
Real estate owned, net	—	—	—	—
Total	$—	$3,971	$2,874	$6,845

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of March 31, 2020:
(Dollars In Thousands)	Fair Value As of March 31, 2020	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$197	Market comparable pricing	Comparability adjustment	(9.9)% - (10.7)% ((10.0)%)	Increase

Loans held for investment, at fair value	$3,835	Relative value analysis	Broker quotes Credit risk factor	98.0% - 104.6% (100.9%) of par 1.3% - 100.0% (4.3%)	Increase Decrease

Non-performing loans(3)	$666	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$896	Relative value analysis	Credit risk factor	20.0% - 30.0% (20.4%)	Decrease

Mortgage servicing assets	$386	Discounted cash flow	Prepayment speed (CPR) Discount rate	18.7% - 60.0% (31.2%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$13	Discounted cash flow	Prepayment speed (CPR) Discount rate	18.7% - 37.5% (36.2%) 9.0%	Decrease Decrease

Liabilities:
None

(1)	The range is based on the historical estimated fair values and management estimates.
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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2020 and June 30, 2019 was as follows:
	March 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$69,482	$71,399	$—	$71,399	$—
Loans held for investment, not recorded at fair value	$910,472	$905,972	$—	$—	$905,972
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$835,831	$807,962	$—	$—	$807,962
Borrowings	$131,070	$136,606	$—	$—	$136,606

	June 30, 2019
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$94,090	$95,359	$—	$95,359	$—
Loans held for investment, not recorded at fair value	$874,831	$861,374	$—	$—	$861,374
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$841,271	$813,087	$—	$—	$813,087
Borrowings	$101,107	$102,826	$—	$—	$102,826

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended March 31, 2020, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

Note 8: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarter and nine months ended March 31, 2020 and 2019.
	For the Quarter Ended March 31, 2020
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at December 31, 2019	$124	$9	$133

Other comprehensive loss before reclassifications	(66)	—	(66)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(66)	—	(66)

Ending balance at March 31, 2020	$58	$9	$67

	For the Quarter Ended March 31, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at December 31, 2018	$154	$15	$169

Other comprehensive loss before reclassifications	(4)	(2)	(6)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(4)	(2)	(6)

Ending balance at March 31, 2019	$150	$13	$163

	For the Nine Months Ended March 31, 2020
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2019	$150	$11	$161

Other comprehensive loss before reclassifications	(92)	(2)	(94)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(92)	(2)	(94)

Ending balance at March 31, 2020	$58	$9	$67

	For the Nine Months Ended March 31, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2018	$194	$16	$210

Other comprehensive loss before reclassifications	(44)	(3)	(47)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(44)	(3)	(47)

Ending balance at March 31, 2019	$150	$13	$163

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarter and nine months ended March 31, 2020 and 2019:

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
Type of Services	2020	2019	2020	2019
(In Thousands)
Asset management fees	$70	$77	$234	$215
Debit card and ATM fees	380	395	1,195	1,227
Deposit related fees	439	484	1,370	1,522
Loan related fees	12	12	26	25
BOLI (1)	48	47	141	140
Loan servicing fees (1)	131	262	631	863
Net gain (loss) on sale of loans (1) (2)	14	1,719	(115)	7,114
Other	7	56	33	90
Total non-interest income	$1,101	$3,052	$3,515	$11,196

(1)	Not in scope of ASC 606.
(2)
There were no loan sales in the quarter and first nine months of fiscal 2020 as compared to the loan sale volume of $95.8 million and $408.9 million for the quarter and first nine months of fiscal 2019, respectively.

For the quarter and nine months ended March 31, 2020 and 2019, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 10: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s condensed consolidated statements of financial condition. At March 31, 2020, all of the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain,  the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarter and nine months ended March 31, 2020, expenses associated with the Corporation’s leases totaled $212,000 and $613,000, respectively, and was recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

(In Thousands)	Quarter Ended March 31, 2020	Nine Months Ended March 31, 2020	As of March 31, 2020
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets			$2,745
Accounts payable, accrued interest and other liabilities – Operating lease liabilities			$2,877

Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases (1) (2)	$195	$569
Equipment expenses from operating leases	$17	$44

Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net(2)	$243	$806

(1)	Variable lease costs are immaterial.
(2)	Revenue related to sublease activity is immaterial and netted against operating lease expenses.

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of March 31, 2020:

Amount(1)
Year Ending June 30,	(In Thousands)
2020	$233
2021	753
2022	677
2023	478
2024	361
Thereafter	530
Total contract lease payments	$3,032

Total liability to make lease payments	$2,877
Difference in undiscounted and discounted future lease payments	$155
Weighted average discount rate	2.15%
Weighted average remaining lease term (years)	4.7

(1) Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

The following table summarizes the impact of the adoption of the new lease accounting guidance on the Corporation’s condensed consolidated statements of financial condition as of July 1, 2019:

(In Thousands)	June 30, 2019	Adjustments due to new lease guidance	July 1, 2019	March 31, 2020
Total assets	$1,084,850	$3,399	$1,088,249	$1,107,567
Total liabilities	$964,209	$3,704	$967,913	$984,409
Total equity	$120,641	$—	$120,641	$123,158

Note 12: Subsequent Events

On April 30, 2020, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on May 21, 2020 are entitled to receive the cash dividend. The cash dividend will be payable on June 11, 2020.

On April 30, 2020, the Corporation announced that the Corporation’s Board of Directors authorized the repurchase of up to five percent of the Corporation’s common stock, or approximately 371,815 shares. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At March 31, 2020, the Corporation had total assets of $1.11 billion, total deposits of $835.8 million and total stockholders’ equity of $123.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation operates in a single business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and,  to a lesser extent, other mortgage, commercial business and consumer loans.  Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California. Loans are primarily originated and purchased in Southern and Northern California. There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to buy and sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On January 28, 2020, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on February 18, 2020, which was paid on March 10, 2020.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

On April 30, 2020, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on May 21, 2020 will be entitled to receive the cash dividend.  The cash dividend will be payable on June 11, 2020.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on the Corporation’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to purchase and sell loans in the secondary market; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, California Consumer Privacy Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation’s 2019 Annual Report on Form 10-K for the year ended June 30, 2019 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies.  There have been no significant changes during the nine months ended March 31, 2020 to the critical accounting policies as described in the Corporation’s 2019 Annual Report on Form 10-K for the period ended June 30, 2019.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans.  Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other mortgage loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from borrowers and depositors, such as late payment charges, prepayment fees, returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire transfer fees and overdraft protection fees, among others.

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets by increasing single-family, multi-family, commercial real estate, construction and commercial business loans.  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the anticipated growth of total assets, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may not occur as a result of weaknesses in general economic conditions. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted Federal Funds Rate, until the pandemic subsides, the Corporation expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

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

COVID-19 Impact to the Corporation

The Corporation is actively monitoring and responding to the effects of the rapidly-changing COVID-19 pandemic. The health, safety and well-being of our customers, employees and communities are the Corporation’s top priorities. Centers of Disease Control (“CDC”) guidelines, as well as directives from federal, state, county and local officials, are being closely followed to make informed operational decisions.

During this unprecedented time, the Corporation is working diligently with its employees to implement CDC-advised health, hygiene and social distancing practices. To avoid service disruptions, most of our employees currently work from the Corporation’s premises and promote social distancing standards. To date, there have been no service disruptions. The Corporation’s Employee Assistance Program is provided at no cost for employees and family members seeking counseling services for mental health and emotional support needs. The Corporation also adheres to the Families First Coronavirus Response Act (FFCRA), which includes the Emergency Paid Sick Leave Act and the Emergency Family and Medical Leave Expansion.

During the COVID-19 pandemic, taking care of customers and providing uninterrupted access to services are top priorities for the Corporation. All of the Corporation’s banking centers are open for business with regular business hours while implementing CDC guidelines for social distancing and enhanced cleaning. Customers can also conduct their banking business using drive throughs, the online and mobile banking services, ATMs, and telephone banking.

On March 27, 2020, the CARES Act was signed into law. Among other things, the CARES Act provides relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing. For commercial and consumer customers, the Corporation has provided relief options, including payment deferrals and fee waivers.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

As of April 30, 2020, the Corporation has processed and deemed eligible approximately 27 single-family forbearance requests, totaling $12.9 million or 1.4 percent of total loans, and  approximately four multi-family, commercial real estate, and business loan requests, totaling $4.3 million or 0.6 percent of total loans.

After the payment deferral period, normal loan payments will once again become due and payable. The forbearance amount will be due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable in full at an earlier date. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

For customers that may need access to funds in their certificates of deposit to assist with living expenses during the COVID-19 pandemic, the Corporation is waiving early withdrawal penalties on a case by case basis. Overdraft and other fees are also waived on a case-by-case basis. We are cautious when paying overdrafts beyond the client's total deposit relationship, overdraft protection options or their overdraft coverage limits.

The Corporation anticipates that the COVID-19 pandemic will continue to impact our business in future periods in one or more of the following ways, among others:
◾
Higher provisions for certain commercial real estate loans may be incurred, especially to borrowers with tenants in industries, such as hospitality, travel, food service and restaurants and bars, and businesses providing physical services;

◾
Significantly lower market interest rates which may have a negative impact on variable rate loans indexed to LIBOR, U.S. treasury and prime indices and on deposit pricing, as interest rate adjustments typically lag the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits;
◾	Certain additional fees for deposit and loan products may be waived or reduced;
◾
Non-interest income may decline due to a decrease in fees earned as spending by debit card customers complying with  “Stay at Home” requirements and who otherwise may be adversely affected by reductions in their personal income or job losses;

◾	Non-interest expenses related to the effects of the COVID-19 pandemic may increase, including cleaning costs, supplies, equipment and other items; and
◾	Additional loan forbearance or modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for loan losses.

While the full impact of COVID-19 on the Corporation's future financial results is uncertain and not currently estimable, the Corporation believes that the impact could be materially adverse to our financial condition and results of operations depending on the length and severity of the economic downturn brought on by the COVID-19 pandemic.

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

Contractual Obligations.  The following table summarizes the Corporation’s contractual obligations at March 31, 2020 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
(In Thousands)	Less than 1 year	1 to less than 3 years	3 to 5 years	Over 5 years	Total
Operating obligations	$1,780	$2,870	$567	$110	$5,327
Pension benefits	259	517	518	6,150	7,444
Time deposits	102,955	64,455	20,394	807	188,611
FHLB – San Francisco advances	22,964	54,794	51,577	10,046	139,381
FHLB – San Francisco letter of credit	10,000	—	—	—	10,000
FHLB – San Francisco MPF credit enhancement (1)	—	—	—	2,458	2,458
Total	$137,958	$122,636	$73,056	$19,571	$353,221

(1)
Represents the potential maximum potential recourse obligation for loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program.  As of March 31, 2020, the Bank serviced $7.9 million of loans under this program.  The estimated amounts by period are based on historical loss experience.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at March 31, 2020 and June 30, 2019

Total assets increased $22.7 million, or two percent, to $1.11 billion at March 31, 2020 from $1.08 billion at June 30, 2019.  The increase was primarily attributable to increases in loans held for investment and cash and cash equivalents, partly offset by a decrease in investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $13.6 million, or 19 percent, to $84.3 million at March 31, 2020 from $70.6 million at June 30, 2019.  The increase in the total cash and cash equivalents was primarily attributable to the pay downs of investment securities and the increase in borrowings, partly offset by the utilization of cash to fund the increase in loans held for investment.

Investment securities (held to maturity and available for sale) decreased $25.7 million, or 26 percent, to $74.3 million at March 31, 2020 from $100.1 million at June 30, 2019. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities during the first nine months of fiscal 2020. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $34.4 million, or four percent, to $914.3 million at March 31, 2020 from $879.9 million at June 30, 2019, primarily due to a $36.9 million increase in multi-family loans.  During the first nine months of fiscal 2020, the Corporation originated $88.3 million of loans held for investment, consisting primarily of multi-family and single-family loans and also purchased $115.6 million of single-family and multi-family loans held for investment that are located throughout California. Total loan principal payments during the first nine months of fiscal 2020 were $171.7 million, up 22 percent from $140.5 million during the comparable period in fiscal 2019. The single-family loans held for investment balance at March 31, 2020 and June 30, 2019 was $326.7 million and $325.0 million, respectively, and represented approximately 36 percent and 37 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2020 and June 30, 2019, as a percentage of the total dollar amount outstanding:

As of March 31, 2020:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$88,682	27%	$154,913	48%	$82,393	25%	$698	—%	$326,686	100%
Multi-family	68,184	14%	300,413	63%	107,029	23%	315	—%	475,941	100%
Commercial real estate	23,913	23%	47,968	45%	33,810	32%	—	—%	105,691	100%
Construction	792	13%	4,264	67%	1,290	20%	—	—%	6,346	100%
Total	$181,571	20%	$507,558	55%	$224,522	25%	$1,013	—%	$914,664	100%

(1)	Other than the Inland Empire.

As of June 30, 2019:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$104,967	33%	$146,963	45%	$71,997	22%	$1,025	—%	$324,952	100%
Multi-family	70,241	16%	272,282	62%	96,192	22%	326	—%	439,041	100%
Commercial real estate	30,551	27%	54,010	48%	27,367	25%	—	—%	111,928	100%
Construction	525	11%	3,579	77%	534	12%	—	—%	4,638	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$206,284	24%	$476,834	54%	$196,257	22%	$1,351	—%	$880,726	100%

(1)	Other than the Inland Empire.

Total deposits decreased $5.4 million to $835.8 million at March 31, 2020 from $841.3 million at June 30, 2019.  Time deposits decreased $7.5 million, or four percent, to $185.6 million at March 31, 2020 from $193.1 million at June 30, 2019, while transaction accounts increased slightly to $650.2 million at March 31, 2020 from $648.1 million at June 30, 2019. The percentage of time deposits to total deposits decreased to 22 percent at March 31, 2020 from 23 percent at June 30, 2019, primarily due to a managed run-off of higher cost time deposits consistent with the reduction in the Bank’s funding needs resulting from no loans originated for sale during the first nine months of fiscal 2020.

Total borrowings increased $30.0 million, or 30 percent, to $131.1 million at March 31, 2020 as compared to $101.1 million at June 30, 2019, due to additional long-term borrowings obtained with a lower average cost during the first quarter of fiscal 2020. The borrowings were primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders’ equity increased $2.5 million, or two percent, to $123.2 million at March 31, 2020 from $120.6 million at June 30, 2019, primarily as a result of the year-to-date net income of $6.1 million and stock-based compensation of $933,000, partly offset by $3.1 million of quarterly cash dividends paid to shareholders and stock repurchases of $1.3 million during the first nine months of fiscal 2020. The Corporation repurchased 66,041 shares of its common stock during the nine months ended March 31, 2020 at an average cost of $19.43 per share.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2020 and 2019

The Corporation’s net income for the third quarter of fiscal 2020 was $1.1 million, in contrast to net loss of $151,000 in the same period of fiscal 2019. Compared to the same quarter last year, the increase was primarily attributable to lower non-interest expenses (mainly from salaries and employee benefits expenses decreasing due to no saleable single-family loan originations this quarter), partly offset by lower non-interest income (mainly due to significantly lower gain on sale of loans), higher provision for loan losses (mainly due to the COVID-19 pandemic) and lower net interest income. Earnings for the quarter reflect the impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity or the closing of businesses in California.

For the first nine months of fiscal 2020, the Corporation’s net income was $6.1 million, an increase of $2.5 million, or 68 percent, from $3.6 million in the same period of fiscal 2019. Compared to the same period last year, the increase in earnings was primarily attributable to a decrease in non-interest expense, partly offset by a decrease in non-interest income in both cases reflecting the scaling back of originations and sales of single-family loans and an increase in the provision for loan losses.  The decrease in non-interest expense was mainly attributable to a decrease in salaries and employee benefits expenses and a decrease in premises and occupancy expenses.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 75 percent for the third quarter of fiscal 2020 from 103 percent in the same period of fiscal 2019. For the first nine months of fiscal 2020, the Corporation’s efficiency ratio improved to 71 percent from 89 percent for the same period of fiscal 2019.

Return on average assets was 0.41 percent in the third quarter of fiscal 2020, in contrast to (0.05) percent in the same period last year. For the first nine months of fiscal 2020, return on average assets was 0.74 percent, up 32 basis points from 0.42 percent in the same period last year.

Return on average equity was 3.70 percent in the third quarter of fiscal 2020, in contrast to (0.49) percent in the same period last year. For the first nine months of fiscal 2020, return on average equity was 6.64 percent as compared to 3.97 percent for the same period last year.

Diluted earnings per share for the third quarter of fiscal 2020 were $0.15, in contrast to diluted losses per share of $0.02 in the same period last year. For the first nine months of fiscal 2020, diluted earnings per share were $0.80, a 67 percent increase from $0.48 in the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2020 and 2019.  Net interest income decreased by $722,000, or eight percent, to $8.9 million for the third quarter of fiscal 2020 from $9.6 million in the same period in fiscal 2019, as a result of a lower net interest margin and, to a lesser extent, a lower average interest-earning asset balance. The net interest margin decreased 23 basis points to 3.30 percent in the third quarter of fiscal 2020 from 3.53 percent in the same period of fiscal 2019, primarily due to a decrease in the average yield on interest-earning assets. The weighted-average yield on interest-earning assets decreased by 22 basis points to 3.87 percent in the third quarter of fiscal 2020 from 4.09 percent in the same quarter last year, and the weighted-average cost of interest-bearing liabilities increased by one basis point to 0.64 percent for the third quarter of fiscal 2020 as compared to 0.63 percent in the same quarter last year. The decrease in the average yield of interest-earning assets was primarily due to decreases in the average yield of loans receivable and interest-earning deposits, partly offset by an increase in the average yield on investment securities. The average balance of interest-earning assets decreased $11.3 million, or one percent, to $1.08 billion in the third quarter of fiscal 2020 from $1.09 billion in the comparable period of fiscal 2019, reflecting decreases in the average balance of investment securities and interest-earning deposits, partly offset by an increase in the average balance of loans receivable. The average balance of interest-bearing liabilities decreased by $11.1 million, or one percent, to $967.9 million in the third quarter of fiscal 2020 from $979.0 million in the same quarter last year primarily reflecting a decrease in the average balance of interest-bearing deposits, partly offset by an increase in the average balance of borrowings.

Beginning in August 2019, the Federal Reserve reduced the targeted Federal Funds Rate by 25 basis points three times in 2019 and 150 basis points during the current quarter to a range of 0.00% to 0.25% at March 31, 2020.  The 150 basis-point decrease in the targeted Federal Funds Rate in response to COVID-19 pandemic did not occur until late in the quarter in March 2020, and the full effect of the lower interest rate environment had not yet been realized at quarter end.  Furthermore, the effect of recent changes in the targeted Federal Funds Rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits while most interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted Federal Funds Rate, until the pandemic subsides, the Corporation expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

For the Nine Months Ended March 31, 2020 and 2019.  Net interest income decreased by $689,000, or two percent, to $28.1 million for the first nine months of fiscal 2020 from $28.8 million the same period in fiscal 2019, as a result of a lower average interest-earning asset balance, partly offset by a higher net interest margin. The average balance of interest-earning assets decreased $43.2 million, or four percent, to $1.07 billion in the first nine months of fiscal 2020 from $1.11 billion in the comparable period of fiscal 2019, primarily reflecting decreases in the average balance of loans receivable, investment securities and interest earning deposits. The average balance of interest-bearing liabilities decreased by $42.7 million, or four percent, to $958.3 million in the first nine months of fiscal 2020 from $1.00 billion in the same period last year primarily reflecting a decrease in the average balance of interest-bearing deposits, partly offset by an increase in the average balance of borrowings. The net interest margin was 3.51 percent in the first nine months of fiscal 2020, up six basis points from 3.45 percent in the same period of fiscal 2019, primarily due to an increase in the average yield on interest-earning assets, while the average cost of interest-bearing liabilities remained unchanged. The increase in the average yield of interest-earning assets was primarily due to increases in the average yield of investment securities and loans receivable, partly offset by decreases in the average yield on FHLB – San Francisco stock and interest-earning deposits.

Interest Income:

For the Quarters Ended March 31, 2020 and 2019.  Total interest income decreased by $703,000, or six percent, to $10.4 million for the third quarter of fiscal 2020 as compared to $11.1 million for the same quarter of fiscal 2019.  The decrease was primarily due to decreases in interest income from loans receivable, investment securities and interest-earning deposits.

Interest income on loans receivable (including loans held for sale in the third quarter of fiscal 2019) decreased by $389,000, or four percent, to $9.6 million in the third quarter of fiscal 2020 from $10.0 million in the same quarter of fiscal 2019. The decrease was due to a lower average yield, partly offset by a higher average balance. The average loans receivable yield during the third quarter of fiscal 2020 decreased 24 basis points to 4.14 percent from 4.38 percent during the same quarter last year. The decrease in the average yield on loans receivable was primarily attributable to loans repricing downward reflecting declines in the targeted Federal Funds Rate offset in part by the increase to $451,000 of net deferred loan costs that was recognized in interest income as a result of loan payoffs and scheduled amortizations in the third quarter of fiscal 2020 as compared to $179,000 of net deferred loan costs in the same quarter of fiscal 2019. The average balance of loans receivable increased by $14.5 million, or two percent, to $929.5 million for the third quarter of fiscal 2020 from $915.0 million in the same quarter of fiscal 2019, primarily due to a decrease in the average balance of loans held for sale attributable to the scaling back of saleable single-family mortgage loan originations, partly offset by an increase in the average balance of loans held for investment.

The average balance of loans held for investment increased $54.0 million, or six percent, to $929.5 million during the third quarter of fiscal 2020 from $875.5 million in the same quarter of fiscal 2019. The average yield on the loans held for investment decreased by 22 basis points to 4.14 percent in the third quarter of fiscal 2020 from 4.36 percent in the same quarter of fiscal 2019. There were no loans held for sale in the third quarter of fiscal 2020 as compared to the average balance of $39.5 million with an average yield of 4.74 percent in the same quarter of fiscal 2019.

Interest income from investment securities decreased $114,000, or 19 percent, to $478,000 in the third quarter of fiscal 2020 from $592,000 for the same quarter of fiscal 2019. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $23.3 million, or 23 percent, to $78.6 million in the third quarter of fiscal 2020 from $101.9 million in the same quarter of fiscal 2019. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average investment securities yield increased 11 basis points to 2.43 percent in the third quarter of fiscal 2020 from 2.32 percent in the same quarter of fiscal 2019. The increase in the average investment securities yield was primarily attributable to a lower premium amortization between the quarters ($99,000 vs. $181,000), partly offset by the downward repricing of adjustable mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the third quarter of fiscal 2020 was $144,000, unchanged from the same quarter of fiscal 2019. The average balance of FHLB – San Francisco stock in the third quarter of fiscal 2020 remained unchanged at $8.2 million as compared to the same quarter of fiscal 2019 and the average yield also remained unchanged at 7.03 percent in the third quarter of fiscal 2020 as compared to the same quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $186,000 in the third quarter of fiscal 2020, down 52 percent from $386,000 in the same quarter of fiscal 2019. The decrease was primarily due to a lower average yield and, to a lesser extent, a lower average balance. The average yield earned on interest-earning deposits decreased 120 basis points to 1.20 percent in the third quarter of fiscal 2020 from 2.40 percent in the comparable quarter last year, due primarily to decreases in the targeted Federal Funds Rate over last year. The average balance of the interest-earning deposits in the third quarter of fiscal 2020 was $61.9 million, a decrease of $2.5 million or four percent, from $64.4 million in the same quarter of fiscal 2019.

For the Nine Months Ended March 31, 2020 and 2019.  Total interest income decreased by $844,000, or three percent, to $32.7 million for the first nine months of fiscal 2020 from $33.6 million in the same period of fiscal 2019.  The decrease was primarily due to decreases in interest income from loans receivable, interest-earning deposits and cash dividends received from FHLB – San Francisco stock, partly offset by an increase in interest income from investment securities.

Loans receivable interest income (including loans held for sale in the first nine months of fiscal 2019) decreased $499,000, or two percent, to $30.0 million in the first nine months of fiscal 2020 from $30.5 million for the same period of fiscal 2019.  The decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield in the first nine months of fiscal 2020 in comparison to the same period last year.  The average balance of loans receivable decreased $19.1 million, or two percent, to $922.2 million for the first nine months of fiscal 2020 from $941.3 million in the same period of fiscal 2019. The average loan yield during the first nine months of fiscal 2020 increased two basis points to 4.34 percent from 4.32 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to $623,000 of net deferred loan costs that were recognized in interest income as a result of loan payoffs and scheduled amortization and $48,000 of deferred interest payments that was recognized from one non-performing loan that was paid off in the first nine months of fiscal 2020 as compared to $823,000 of net deferred loan costs that were recognized in interest income as a result of loan payoffs and scheduled amortization and $176,000 of deferred interest payments that were recognized from three non-performing loans that were paid off in the same period last year.

The average balance of loans held for investment increased $39.9 million, or five percent, to $922.2 million during the first nine months of fiscal 2020 from $882.3 million in the same period of fiscal 2019. The average yield on the loans held for investment increased by four basis points to 4.34 percent in the first nine months of fiscal 2020 from 4.30 percent in the same period of fiscal 2019. There were no loans held for sale in the first nine months of fiscal 2020 as compared to the average balance of $59.0 million with an average yield of 4.71 percent in the same period of fiscal 2019.

Interest income from investment securities increased $278,000, or 20 percent, to $1.7 million in the first nine months of fiscal 2020 from $1.4 million for the same period of fiscal 2019. This increase was attributable to a higher average yield, partly offset by a lower average balance. The average investment securities yield increased 60 basis points to 2.53 percent in the first nine months of fiscal 2020 from 1.93 percent in the same period of fiscal 2019. The increase in the average investment securities yield was primarily attributable to a lower premium amortization between the periods ($326,000 vs. $692,000) and purchases of investment securities during the last 12 months which had higher average yields than the existing portfolio. The average balance of investment securities decreased $8.2 million, or nine percent, to $87.3 million in the first nine months of fiscal 2020 from $95.5 million in the same period of fiscal 2019. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by purchases of mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2020 was $432,000, down 24 percent from $565,000 in the same period of fiscal 2019, primarily attributable to a special cash dividend of $133,000 received in the first nine months of fiscal 2019 and not replicated in the same period of fiscal 2020. As a result, the average yield decreased to 7.03 percent in the first nine months of fiscal 2020 as compared to 9.19 percent in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $621,000 in the first nine months of fiscal 2020, down 44 percent from $1.1 million in the same period of fiscal 2019. The decrease was due to a lower average yield and, to a lesser extent, a lower average balance in the first nine months of fiscal 2020 as compared to the same period last year.  The average yield decreased 59 basis points to 1.61 percent in the first nine months of fiscal 2020 from 2.20 percent in the comparable period last year, due primarily to the decreases in the targeted Federal Funds Rate over last year. The average balance of the interest-earning deposits in the first nine months of fiscal 2020 was $50.6 million, a decrease of $15.9 million or 24 percent, from $66.5 million in the same period of fiscal 2019.

Interest Expense:

For the Quarters Ended March 31, 2020 and 2019.  Total interest expense remained virtually unchanged at $1.5 million, increasing $19,000 for the third quarter of fiscal 2020 as compared to the same quarter last year. This increase was attributable to higher borrowing expense, partly offset by lower deposit expense.

Interest expense on deposits for the third quarter of fiscal 2020 was $746,000 as compared to $841,000 for the same period last year, a decrease of $95,000, or 11 percent.  The decrease in interest expense on deposits was attributable to a lower average balance and a slightly lower average cost of deposits. The average balance of deposits decreased $36.4 million, or four percent, to $836.9 million during the quarter ended March 31, 2020 from $873.3 million during the same period last year. The decrease in the average balance was primarily attributable to decreases in time deposits and, to a lesser extent, savings deposits, partly offset by an increase in checking and money market deposits. The average cost of deposits improved, decreasing by three basis points to 0.36 percent during the third quarter of fiscal 2020 from 0.39 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance and a two basis-point decrease in the average cost of time deposits. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the third quarter of fiscal 2020 was 78 percent, compared to 75 percent in the same period of fiscal 2019.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the third quarter of fiscal 2020 increased $114,000, or 17 percent, to $794,000 from $680,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased $25.3 million, or 24 percent, to $131.1 million during the quarter ended March 31, 2020 from $105.8 million during the same period last year. The average cost of borrowings decreased 17 basis points to 2.44 percent for the quarter ended March 31, 2020 from 2.61 percent in the same quarter last year. The decrease in the average cost of borrowings was primarily due to new long-term borrowings obtained during the first quarter of fiscal 2020 with a lower interest rate than the weighted average interest rate of all other borrowings.

For the Nine Months Ended March 31, 2020 and 2019.  Total interest expense decreased $155,000, or three percent, to $4.6 million in the first nine months of fiscal 2020 from $4.8 million in the same period last year. This decrease was attributable primarily to lower deposit expense, partly offset by higher borrowing expense.

Interest expense on deposits for the first nine months of fiscal 2020 was $2.3 million as compared to $2.6 million in the same period last year, a decrease of $315,000 or 12 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average balance and, to a lesser extent, a lower average cost of deposits. The average balance of deposits decreased $54.9 million, or six percent, to $833.7 million during the nine months ended March 31, 2020 from $888.7 million during the same period last year. The decrease in the average balance was primarily attributable to a decrease in time deposits and, to a lesser extent, savings deposits, partly offset by an increase in checking and money market deposits. The average cost of deposits decreased two basis points to 0.37 percent during the first nine months of fiscal 2020 from 0.39 percent during the same period last year. The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance, partly offset by a two basis-point increase in the average cost of time deposits. The average balance of transaction accounts to total deposits in the first nine months of fiscal 2020 was 78 percent, compared to 74 percent in the same period of fiscal 2019.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first nine months of fiscal 2020 increased $160,000, or seven percent, to $2.3 million from $2.2 million in the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased by $12.2 million, or 11 percent, to $124.6 million during the nine months ended March 31, 2020 from $112.4 million during the same period last year, primarily due to the new long-term borrowings during the first quarter of fiscal 2020 at a lower average cost. The average cost of borrowings decreased eight basis points to 2.48 percent for the nine months ended March 31, 2020 from 2.56 percent in the same period last year.

The following tables present the average balance sheets for the quarter and nine months ended March 31, 2020 and 2019, respectively:

Average Balance Sheets
	Quarter Ended March 31, 2020			Quarter Ended March 31, 2019
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$929,485	$9,622	4.14%	$915,049	$10,011	4.38%
Investment securities	78,632	478	2.43%	101,851	592	2.32%
FHLB – San Francisco stock	8,199	144	7.03%	8,199	144	7.03%
Interest-earning deposits	61,900	186	1.20%	64,390	386	2.40%

Total interest-earning assets	1,078,216	10,430	3.87%	1,089,489	11,133	4.09%

Non interest-earning assets	31,942			30,228

Total assets	$1,110,158			$1,119,717

Interest-bearing liabilities:
Checking and money market accounts (2)	$391,458	$106	0.11%	$382,294	$102	0.11%
Savings accounts	260,124	131	0.20%	274,400	139	0.21%
Time deposits	185,273	509	1.10%	216,558	600	1.12%

Total deposits	836,855	746	0.36%	873,252	841	0.39%

Borrowings	131,075	794	2.44%	105,793	680	2.61%

Total interest-bearing liabilities	967,930	1,540	0.64%	979,045	1,521	0.63%

Non interest-bearing liabilities	18,442			17,991

Total liabilities	986,372			997,036

Stockholders’ equity	123,786			122,681
Total liabilities and stockholders’ equity	$1,110,158			$1,119,717

Net interest income		$8,890			$9,612

Interest rate spread (3)			3.23%			3.46%
Net interest margin (4)			3.30%			3.53%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.39%			111.28%
Return (loss) on average assets			0.41%			(0.05)%
Return (loss) on average equity			3.70%			(0.49)%

(1)
Includes loans held for sale foe the quarter ended March 31, 2019 and non-performing loans, as well as net deferred loan cost amortization of $451 and $179 for the quarter ended March 31, 2020 and 2019, respectively. The average balance of loans held for sale was $0 and $39.5 million during the quarter ended March 31, 2020 and 2019, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $85.6 million and $83.1 million during the quarter ended March 31, 2020 and 2019, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended March 31, 2020			Nine Months Ended March 31, 2019
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$922,246	$30,017	4.34%	$941,336	$30,516	4.32%
Investment securities	87,260	1,659	2.53%	95,494	1,381	1.93%
FHLB – San Francisco stock	8,199	432	7.03%	8,199	565	9.19%
Interest-earning deposits	50,642	621	1.61%	66,498	1,111	2.20%

Total interest-earning assets	1,068,347	32,729	4.08%	1,111,527	33,573	4.03%

Non interest-earning assets	31,815			30,711

Total assets	$1,100,162			$1,142,238

Interest-bearing liabilities:
Checking and money market accounts (2)	$387,017	$333	0.11%	$379,882	$327	0.11%
Savings accounts	259,143	396	0.20%	281,814	437	0.21%
Time deposits	187,571	1,571	1.11%	226,978	1,851	1.09%

Total deposits	833,731	2,300	0.37%	888,674	2,615	0.39%

Borrowings	124,577	2,318	2.48%	112,363	2,158	2.56%

Total interest-bearing liabilities	958,308	4,618	0.64%	1,001,037	4,773	0.64%

Non interest-bearing liabilities	19,262			19,306

Total liabilities	977,570			1,020,343

Stockholders’ equity	122,592			121,895
Total liabilities and stockholders’ equity	$1,100,162			$1,142,238

Net interest income		$28,111			$28,800

Interest rate spread (3)			3.44%			3.39%
Net interest margin (4)			3.51%			3.45%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.48%			111.04%
Return on average assets			0.74%			0.42%
Return on average equity			6.64%			3.97%

(1)
Includes loans held for sale for the nine months ended March 31, 2019 and non-performing loans, as well as net deferred loan cost amortization of $623 and $823 for the nine months ended March 31, 2020 and 2019, respectively. The average balance of loans held for sale was $0 and $59.0 million during the nine months ended March 31, 2020 and 2019, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $83.7 million and $82.7 million during the nine months ended March 31, 2020 and 2019, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarter and nine months ended March 31, 2020 and 2019, respectively.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance
	Quarter Ended March 31, 2020 Compared To Quarter Ended March 31, 2019 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(538)	$158	$(9)	$(389)
Investment securities	27	(135)	(6)	(114)
FHLB – San Francisco stock	—	—	—	—
Interest-earning deposits	(192)	(15)	7	(200)
Total net change in income on interest-earning assets	(703)	8	(8)	(703)

Interest-bearing liabilities:
Checking and money market accounts	—	4	—	4
Savings accounts	(7)	(1)	—	(8)
Time deposits	(6)	(87)	2	(91)
Borrowings	(40)	165	(11)	114
Total net change in expense on interest-bearing liabilities	(53)	81	(9)	19
Net (decrease) increase in net interest income	$(650)	$(73)	$1	$(722)

(1)
Includes loans held for sale for the quarter ended March 31, 2019 and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2020 Compared To Nine Months Ended March 31, 2019 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$123	$(619)	$(3)	$(499)
Investment securities	434	(119)	(37)	278
FHLB – San Francisco stock	(133)	—	—	(133)
Interest-bearing deposits	(298)	(262)	70	(490)
Total net change in income on interest-earning assets	126	(1,000)	30	(844)

Interest-bearing liabilities:
Checking and money market accounts	—	6	—	6
Savings accounts	(7)	(36)	2	(41)
Time deposits	34	(308)	(6)	(280)
Borrowings	(69)	236	(7)	160
Total net change in expense on interest-bearing liabilities	(42)	(102)	(11)	(155)
Net increase (decrease) in net interest income	$168	$(898)	$41	$(689)

(1)
Includes loans held for sale for the nine months ended March 31, 2019 and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended March 31, 2020 and 2019.  During the third quarter of fiscal 2020, the Corporation recorded a provision for loan losses of $874,000, as compared to a provision of $4,000 in the same period of fiscal 2019.  The increase in provision for loan losses during this quarter was primarily attributable to a qualitative component established in our allowance for loan losses methodology in response to the deteriorating economic conditions and probable loan losses driven by the impact of COVID-19 pandemic on the U.S. and global economies.  Non-performing loans, net of the allowance for loan losses and fair value adjustments decreased 42 percent to $3.6 million at March 31, 2020 from $6.2 million at June 30, 2019 and $6.1 million at March 31, 2019. Net loan recoveries in the third quarter of fiscal 2020 were $15,000 or 0.01 percent (annualized) of average loans receivable, unchanged from the same quarter of fiscal 2019. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $15.1 million at March 31, 2020 as compared to $16.2 million at June 30, 2019 and $14.8 million at March 31, 2019. Classified loans net of the allowance for loan losses and fair value adjustments at March 31, 2020 were comprised of $11.4 million of loans in the special mention category and $3.7 million of loans in the substandard category as compared to $8.6 million of loans in the special mention category and $7.6 million of loans in the substandard category at June 30, 2019.

For the Nine Months Ended March 31, 2020 and 2019.  During the first nine months of fiscal 2020, the Corporation recorded a provision for loan losses of $671,000, as compared to a recovery of $450,000 in the same period of fiscal 2019. The provision for loan losses in the first nine months of fiscal 2020 was primarily attributable to a qualitative component established in our allowance for loan losses methodology in response to the deteriorating economic conditions and probable loan losses driven by the impact of COVID-19 pandemic on the U.S. and global economies. Net loan recoveries in the first nine months of fiscal 2020 were $63,000 or 0.01 percent (annualized) of average loans receivable, as compared to net loan recoveries of $145,000 or 0.02 percent (annualized) of average loans receivable in the same period of fiscal 2019.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank's charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies.  See related discussion of “Asset Quality.”

At March 31, 2020, the allowance for loan losses was $7.8 million, comprised of collectively evaluated allowances of $7.7 million and individually evaluated allowances of $51,000; in comparison to the allowance for loan losses of $7.1 million at June 30, 2019, comprised of collectively evaluated allowances of $7.0 million and individually evaluated allowances of $130,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.85 percent at March 31, 2020 as compared to 0.80 percent at June 30, 2019. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Corporation’s financial condition and results of operations.

Non-Interest Income:

For the Quarters Ended March 31, 2020 and 2019.  Total non-interest income decreased $2.0 million, or 64 percent, to $1.1 million for the quarter ended March 31, 2020 from $3.1 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $1.7 million, or 99 percent, to a net gain of $14,000 for the third quarter of fiscal 2020 from a net gain of $1.7 million in the same quarter of fiscal 2019. The net gain in the third quarter of fiscal 2020 was primarily attributable to an accrual recovery of loan sale premium refunds from the early payoff of loans previously sold. There was no loan sale volume in the third quarter of fiscal 2020 consistent with the Corporation’s scaling back of the origination of saleable single-family mortgage loans, as compared to $95.8 million in the quarter ended March 31, 2019 with an average loan sale margin of 1.79 percent.

For the Nine Months Ended March 31, 2020 and 2019.  Total non-interest income decreased $7.7 million, or 69 percent, to $3.5 million for the nine months ended March 31, 2020 from $11.2 million for the same period last year.  The decrease was primarily attributable to a decrease in the gain on sale of loans.

The net gain on sale of loans decreased $7.2 million, or 102 percent, to a net loss of $115,000 for the first nine months of fiscal 2020 from a net gain of $7.1 million in the same period of fiscal 2019.  The net loss in the first nine months of fiscal 2020 was primarily attributable to loan sale premium refunds from the early payoff of loans previously sold. There was no loan sale volume in the first nine months of fiscal 2020, as compared to $408.9 million during the nine months ended March 31, 2019 with an average loan sale margin of 1.73 percent.

Non-Interest Expense:

For the Quarters Ended March 31, 2020 and 2019.  Total non-interest expense in the quarter ended March 31, 2020 was $7.5 million, a decrease of $5.5 million, or 42 percent, as compared to $13.0 million in the quarter ended March 31, 2019. The decrease was primarily attributable to scaling back the origination of saleable single-family mortgage loans resulting in significant reductions in salaries and employee benefits expenses due to lower incentive compensation and staff reductions and lower premises and occupancy expenses due to the closing of loan production offices, as well as reductions in other related expenses.

Salaries and employee benefits expense decreased $4.3 million, or 47 percent, to $5.0 million in the third quarter of fiscal 2020 from $9.3 million in the same period of fiscal 2019. The decrease was due primarily to lower salaries and employee benefits expenses resulting from fewer employees and incentive payments consistent with the scaling back of saleable single-family mortgage loan originations. The salaries and employee benefits expense in the third quarter of fiscal 2019 includes approximately $4.3 million of salaries and employee benefits expenses related to the staffing associated with saleable single-family loan originations, which includes $1.5 million of one-time costs associated with staff reductions. Total loan originations and purchases decreased $125.9 million, or 81 percent, to $28.8 million in the third quarter of fiscal 2020 from $154.7 million in the same quarter of fiscal 2019. Total full-time equivalent employees (“FTE”) were 183 at March 31, 2020, down 115 FTE or 39 percent from 298 FTE at March 31, 2019.

Premises and occupancy expenses decreased $441,000, or 34 percent, to $845,000 in the third quarter of fiscal 2020 from $1.3 million in the same quarter of fiscal 2019.  The decrease in premises and occupancy expenses was due primarily to the closure of 10 loan production offices and one retail banking center.

Other non-interest expenses decreased $324,000, or 29 percent, to $798,000 in the third quarter of fiscal 2020 from $1.1 million in the same quarter of fiscal 2019. The decrease in other non-interest expenses was primarily attributable to lower loan origination expenses consistent with the scaling back of saleable single-family loan originations.

For the Nine Months Ended March 31, 2020 and 2019.  Total non-interest expense in the nine months ended March 31, 2020 was $22.3 million, a decrease of $13.3 million or 37 percent, as compared to $35.6 million in the same period ended March 31, 2019.  The decrease was primarily due to decreases in salaries and employee benefits expense, premises and occupancy expenses and other non-interest expense.

Salaries and employee benefits expense decreased $9.8 million, or 40 percent, to $15.0 million in the first nine months of fiscal 2020 from $24.8 million in the same period of fiscal 2019. The decrease was due primarily to lower salaries and employee benefits expenses resulting from fewer employees and incentive payments consistent with the scaling back of saleable single-family mortgage loan originations. The salaries and employee benefits expense in the first nine months of fiscal 2019 includes approximately $10.6 million of salaries and employee benefits expenses related to the staffing associated with saleable single-family loan originations, which includes $1.5 million of one-time costs associated with staff reductions. Total loan originations and purchases decreased $369.5 million, or 64 percent, to $203.9 million in the first nine months of fiscal 2020 from $573.4 million in the comparable period of fiscal 2019.

Premises and occupancy expenses decreased $1.3 million, or 33 percent, to $2.6 million in the first nine months of fiscal 2020 from $3.9 million in the same period of fiscal 2019.  Equipment expense decreased $478,000, or 36 percent, to $855,000 in the first nine months of fiscal 2020 from $1.3 million in the same period of fiscal 2019.  The decrease in both premises and occupancy expenses and equipment expense was due primarily to the closure of 10 loan production offices and one retail banking center.

Deposit insurance premiums and regulatory assessments decreased $364,000, or 79 percent, to $97,000 in the first nine months of fiscal 2020 from $461,000 in the same period of fiscal 2019. The decrease was due primarily to a small bank assessment credit awarded by the FDIC in September 2019 which reduced assessment fees for the first nine months of fiscal 2020.

Other non-interest expenses decreased $892,000, or 29 percent, to $2.2 million in the first nine months of fiscal 2020 from $3.1 million in the same period of fiscal 2019. The decrease in other non-interest expenses was primarily attributable to lower loan origination expenses consistent with the scaling back of saleable single-family loan originations. In addition, a $296,000 partial reversion of a previously recognized legal settlement (see Part II, Item 1- Legal Proceedings) was recorded during the nine months ended March 31, 2020.

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

For the Quarters Ended March 31, 2020 and 2019.  The Corporation’s income tax provision was $467,000 for the third quarter of fiscal 2020, in contrast to an income tax benefit of $189,000 in the same quarter last year. The effective income tax rate for the quarter ended March 31, 2020 was 28.97% and the effective income tax benefit for the quarter ended March 31, 2019 was 55.59%. The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2020 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2020 and 2019.  The Corporation’s provision for income taxes was $2.6 million for the first nine months of fiscal 2020, up 106 percent from the $1.2 million provision for income taxes in the same period last year. The increase was attributable to higher income before income taxes in the first nine months of fiscal 2020 in comparison to the same period last year. The effective income tax rate for the nine months ended March 31, 2020 and 2019 was 29.49% and 25.42%, respectively. The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2020 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, was $3.6 million at March 31, 2020, down 42 percent from $6.2 million at June 30, 2019. Non-performing loans as a percentage of loans held for investment at March 31, 2020 was 0.40%, improving from 0.71% at June 30, 2019.  The non-performing loans at March 31, 2020 are comprised of 16 single-family loans ($3.6 million) and one commercial business loan ($34,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of March 31, 2020, total restructured loans decreased $2.0 million, or 53 percent, to $1.8 million from $3.8 million at June 30, 2019.  At March 31, 2020 and June 30, 2019, $1.8 million and $1.9 million of these restructured loans were classified as non-performing, respectively.  As of March 31, 2020, $683,000, or 39 percent, of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $2.4 million, or 63 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2019.

There was no real estate owned at both March 31, 2020 and June 30, 2019.

Non-performing assets, which includes non-performing loans and real estate owned, if any, decreased $2.6 million or 42 percent to $3.6 million or 0.33 percent of total assets at March 31, 2020 from $6.2 million or 0.57 percent of total assets at June 30, 2019. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:
(In Thousands)	At March 31, 2020	At June 30, 2019
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$1,875	$3,315
Construction	—	971
Total	1,875	4,286

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	1,726	1,891
Commercial business loans	34	41
Total	1,760	1,932

Total non-performing loans	3,635	6,218

Real estate owned, net	—	—
Total non-performing assets	$3,635	$6,218

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.40%	0.71%

Non-performing loans as a percentage of total assets	0.33%	0.57%

Non-performing assets as a percentage of total assets	0.33%	0.57%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:
	At March 31, 2020		At June 30, 2019
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$5,954	15	$3,795	13
Multi-family	3,799	3	3,864	3
Commercial real estate	—	—	927	1
Construction	1,671	1	—	—
Total special mention loans	11,424	19	8,586	17

Substandard loans:
Mortgage loans:
Single-family	3,601	18	6,631	23
Construction	—	—	971	1
Commercial business loans	34	1	41	1
Total substandard loans	3,635	19	7,643	25

Total classified loans	15,059	38	16,229	42

Real estate owned	—	—	—	—

Total classified assets	$15,059	38	$16,229	42

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarter and nine months indicated:
	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
(In Thousands)	2020	2019	2020	2019
Loans originated for sale:
Retail originations	$—	$72,353	$—	$287,399
Wholesale originations	—	38,353	—	166,045
Total loans originated for sale	—	110,706	—	453,444

Loans sold:
Servicing released	—	(134,264)	—	(510,798)
Servicing retained	—	(2,409)	—	(5,193)
Total loans sold	—	(136,673)	—	(515,991)

Loans originated for investment:
Mortgage loans:
Single-family	9,654	6,862	25,221	48,258
Multi-family	10,390	9,523	44,661	27,678
Commercial real estate	5,570	4,040	14,468	12,520
Construction	774	1,970	3,983	5,313
Consumer loans	—	—	1	—
Total loans originated for investment	26,388	22,395	88,334	93,769

Loans purchased for investment:
Mortgage loans:
Single-family	—	8,426	70,733	8,426
Multi-family	2,460	4,622	44,829	16,645
Commercial real estate	—	1,157	—	1,157
Total loans purchased for investment	2,460	21,606	115,562	26,228

Mortgage loan principal payments	(55,685)	(36,456)	(171,719)	(140,548)
(Decrease) increase in other items, net (1)	(585)	(499)	2,205	(1,831)

Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(27,422)	$(18,921)	$34,382	$(84,929)

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment.  During the first nine months of fiscal 2020 and 2019, the Corporation originated and purchased loans held for investment of $203.9 million and $120.0 million, respectively. At March 31, 2020, the Corporation had loan origination commitments totaling $3.4 million, undisbursed lines of credit totaling $1.4 million and undisbursed construction loan funds totaling $5.5 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2020, the net decrease in deposits was $5.4 million or one percent, primarily due to a decrease in time deposits. Time deposits decreased $7.5 million, or four percent, to $185.6 million at March 31, 2020 from $193.1 million at June 30, 2019.  At March 31, 2020, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $74.5 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $27.2 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2020, total cash and cash equivalents were $84.3 million, or eight percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2020, total borrowings were $131.1 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility available was $244.1 million and the remaining available collateral was $389.9 million. In addition, the Bank has secured a $47.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $50.4 million. As of March 31, 2020, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2020 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of March 31, 2020.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2020 decreased to 14.8 percent from 20.7 percent for the quarter ended June 30, 2019.

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

At March 31, 2020, the Bank exceeded all regulatory capital requirements.  The Bank was categorized "well-capitalized" at March 31, 2020 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes (1)		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of March 31, 2020
Tier 1 leverage capital (to adjusted average assets)	$114,967	10.36%	$44,398	4.00%	$55,498	5.00%
CET1 capital (to risk-weighted assets)	$114,967	17.26%	$46,624	7.00%	$43,294	6.50%
Tier 1 capital (to risk-weighted assets)	$114,967	17.26%	$56,615	8.50%	$53,285	8.00%
Total capital (to risk-weighted assets)	$122,867	18.45%	$69,936	10.50%	$66,606	10.00%

As of June 30, 2019
Tier 1 leverage capital (to adjusted average assets)	$115,009	10.50%	$43,824	4.00%	$54,779	5.00%
CET1 capital (to risk-weighted assets)	$115,009	18.00%	$44,730	7.00%	$41,535	6.50%
Tier 1 capital (to risk-weighted assets)	$115,009	18.00%	$54,314	8.50%	$51,119	8.00%
Total capital (to risk-weighted assets)	$122,225	19.13%	$67,094	10.50%	$63,899	10.00%

(1)
The dollar amounts and ratios include the capital conservation buffer consisting of 2.50% of risk-weighted assets above the required minimum levels at March 31, 2020 and June 30, 2019 for CET1 capital, Tier 1 capital and Total capital.

In addition to the minimum CET1, Tier 1 and Total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At March 31, 2020, the Bank was in compliance with this requirement.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first nine months of fiscal 2020, the Bank paid a cash dividend of $7.5 million to the Corporation, while the Corporation paid $3.1 million of cash dividends to its shareholders.

Supplemental Information
	At March 31, 2020	At June 30, 2019	At March 31, 2019

Loans serviced for others (in thousands)	$94,948	$120,236	$123,049

Book value per share	$16.56	$16.12	$16.17

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of  -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of March 31, 2020, the targeted Federal Funds Rate range was 0.00% to 0.25%, making an immediate change of -200 basis points or more improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2020 (dollars in thousands).
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)
+300 bp	$241,011	$105,599	$1,223,404	19.70%	+777 bp
+200 bp	$213,906	$78,494	$1,201,918	17.80%	+587 bp
+100 bp	$182,268	$46,856	$1,176,074	15.50%	+357 bp
0 bp	$135,412	$—	$1,135,193	11.93%	0 bp
-100 bp	$127,070	$(8,342)	$1,125,416	11.29%	-64 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2020 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2020 and June 30, 2019.
	At March 31, 2020	At June 30, 2019
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.93%	11.80%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.29%	10.67%
Sensitivity Measure: Change in NPV Ratio	-64 bp	-113 bp

The pre-shock NPV ratio increased 13 basis points to 11.93 percent at March 31, 2020 from 11.80 percent at June 30, 2019 and the post-shock NPV ratio increased 62 basis points to 11.29 percent at March 31, 2020 from 10.67 percent at June 30, 2019.  The increase of the NPV ratios was primarily attributable to net income in the first nine months of fiscal 2020 and the change in interest rates, partly offset by a $7.5 million cash dividend distribution from the Bank to Provident Financial Holdings, Inc. in September 2019.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of March 31, 2020:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of March 31, 2020
(Dollars In Thousands)	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$78,704	$—	$—	$5,546	$84,250
Investment securities	23,996	—	—	50,314	74,310
Loans held for investment	282,877	234,992	296,946	99,492	914,307
FHLB - San Francisco stock	8,199	—	—	—	8,199
Other assets	3,292	—	—	23,209	26,501
Total assets	397,068	234,992	296,946	178,561	1,107,567

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	86,585	86,585
Checking deposits - interest bearing	40,558	81,117	81,117	67,597	270,389
Savings deposits	52,332	104,664	104,663	—	261,659
Money market deposits	15,788	15,787	—	—	31,575
Time deposits	101,667	63,055	20,102	799	185,623
Borrowings	20,000	51,063	50,007	10,000	131,070
Other liabilities	339	—	—	17,169	17,508
Stockholders' equity	—	—	—	123,158	123,158
Total liabilities and stockholders' equity	230,684	315,686	255,889	305,308	1,107,567

Repricing gap positive (negative)	$166,384	$(80,694)	$41,057	$(126,747)	$—
Cumulative repricing gap:
Dollar amount	$166,384	$85,690	$126,747	$—	$—
Percent of total assets	15%	8%	11%	—%	—%

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:
◾	The Corporation’s current balance sheet and repricing characteristics;
◾	Forecast balance sheet growth consistent with the business plan;
◾	Current interest rates and yield curves and management estimates of projected interest rates;
◾	Embedded options, interest rate floors, periodic caps and lifetime caps;
◾	Repricing characteristics for market rate sensitive instruments;
◾	Loan, investment, deposit and borrowing cash flows;
◾	Loan prepayment estimates for each type of loan; and
◾	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 and 200 basis points.

The following table describes the results of the analysis at March 31, 2020 and June 30, 2019.
At March 31, 2020		At June 30, 2019
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	6.84%	+300 bp	6.85%
+200 bp	2.43%	+200 bp	4.39%
+100 bp	(1.15)%	+100 bp	2.36%
-100 bp	(2.43)%	-100 bp	(3.63)%

At March 31, 2020 and June 30, 2019, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period (except under the +100 basis point shock scenario at March 31, 2020).  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2020 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.  Risk Factors.

In light of recent developments relating to Coronavirus Disease 2019 (“COVID-19”), the Corporation is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on August 30, 2019. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K for the year ended June 30, 2019.

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders.  As an essential business, we continue to provide banking and financial services to our customers with in-person and drive-thru access available at the majority of our branch locations. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, some of our employees currently are working remotely to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted Federal Funds Rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Corporation makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2019 and any subsequent Quarterly Reports on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2020.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2020	1,263	$22.13	1,263	300,453
February 1 – 29, 2020	20,148	$21.28	20,148	280,305
March 1 – 31, 2020	25,345	$16.95	25,345	254,960
Total	46,756	$18.95	46,756	254,960

(1)	Represents the remaining shares available for future purchases under the April 2018 stock repurchase plan.

During the quarter ended March 31, 2020, the Corporation purchased 46,756 shares of the Corporation’s common stock at an average cost of $18.95 per share. For the nine months ended March 31, 2020, the Corporation purchased 66,041 shares of the Corporation’s common stock at an average cost of $19.43 per share. As of March 31, 2020, a total of 118,040 shares or 32 percent of the shares authorized in the April 2018 stock repurchase plan were purchased at an average cost of $19.57 per share, leaving 254,960 shares available for purchase until the plan expires on April 26, 2020. During the quarter ended March 31, 2020, there were no stock options or restricted stock activity. For the nine months ended March 31, 2020, a total of 16,250 shares of stock options were exercised and a total of 8,000 shares of restricted stock were forfeited, while no shares of restricted stock vested. The Corporation did not purchase any shares from recipients to fund their withholding tax obligations in the third quarter and first nine months of fiscal 2020. During the quarter and nine months ended March 31, 2020, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 8, 2020	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)