Form 10-K
period 2020-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2020-09-04
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2020            OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [   ] No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [ X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smallr reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.           [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). [  ] Yes  [X] No
The aggregate market value of the common stock held by non affiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2019, was $148.8 million.  As of August 31, 2020, there were 7,436,315 shares of the registrant’s common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement for the fiscal 2020 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board ("FRB").  At June 30, 2020, the Corporation had consolidated total assets of $1.18 billion, total deposits of $893.0 million and stockholders’ equity of $124.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank.

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

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The
Bank contributed $40,000 to the Foundation in both fiscal 2020 and 2019.

Subsequent Event:

On July 30, 2020, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on August 20, 2020 are entitled to receive the cash dividend, payable on September 10, 2020.

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

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to the 2010 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities. Riverside and Western San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  According to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, the unemployment rate in the Inland Empire in June 2020 was 14.3%, compared to 14.9% in California and 11.1% nationwide, a substantial increase due primarily to the impact of the novel coronavirus of 2019 (“COVID-19”) pandemic, compared to the unemployment data reported in June 2019, which was 4.3% in the Inland Empire, 4.2% in California and 3.7% nationwide. Recent forecasts suggest that employment will drop an annual average of 71,000 jobs during 2020 from 1.56 million in 2019 to 1.49 million in 2020 and depends heavily on how each business sector is likely to change during the remainder of 2020 (Source: Inland Empire Quarterly Economic Report - April 2020).

Inland Empire homes should continue to hold a substantial advantage for families compared to the coastal markets. This will be the case despite COVID-19’s impact as it will likely affect supply and demand in all Southern California markets. Sales volumes in all markets will slow in the second quarter as potential buyers stay home and sellers decide to stay in place. Some sales recovery will likely occur in the third quarter of the calendar year as lock-down requirements ease. Prices will likely continue rising as 2020 unfolds with the lack of supply meeting slowly increasing demand (Source: Inland Empire Quarterly Economic Report - April 2020).

Due to strong buyer demand, the percentage of homes closing below their listing prices has been decreasing. Data from Fannie Mae confirms that housing confidence is getting stronger: in a recent survey, 61 percent of respondents said now is a good time to buy. Mortgage applications are also 33 percent higher than they were at this time last year, and homebuilders saw their strongest June sales since the housing boom. This increased demand can be attributed to historically low mortgage rates, as well as buyers playing “catch-up” during the reopening after the first shutdown due to COVID-19 pandemic. But the momentum of the current rebound will likely be limited by California’s constrained housing supply, as well as the second shutdown. Housing prices have largely remained stable, even rising in the Bay Area markets. While mortgages in forbearance continue to drop, 32 percent of renters and homeowners did not make a full housing payment on July 1, 2020 according to an Apartment List survey. Renters, in particular, still face significant financial hurdles: in June 2020, 31 percent of renters reported they had little confidence in their ability to pay next month’s rent. (Source: California Association of Realtors – July 15, 2020 News Release).

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

Personnel

As of June 30, 2020, the Bank had 178 full-time equivalent employees, which consisted of 123 full-time, 55 prime-time and no part-time employees.  The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

Reportable Segments

Management monitors the revenue and expense components of the various products and services the Bank offers, but operations are managed and financial performance is evaluated on a Corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations to the Corporation’s audited consolidated financial statements included in Item 8 of this Form 10-K.

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

Lending Activities

General.  The lending activity of the Bank is comprised of the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment.  Additional lending activities have included originating saleable single-family loans, primarily fixed-rate first mortgages. The Bank’s net loans held for investment were $902.8 million at June 30, 2020, representing 76.7% of consolidated total assets.  This compares to $879.9 million, or 81.1% of consolidated total assets, at June 30, 2019.

At June 30, 2020, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $18.8 million, or 15% of the Bank’s unimpaired capital and surplus.  At June 30, 2020, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2020 consisted of: two multi-family loans totaling $4.5 million to one group of borrowers; two single-family loans totaling $4.4 million to one group of borrowers; one multi-family loan totaling $4.4 million to one group of borrowers; one multi-family and one commercial real estate loan totaling $4.4 million to one group of borrowers; and one commercial real estate loan totaling $4.2 million to one group of borrowers.  The real estate collateral for these loans is located in Southern California.  At June 30, 2020, all of these loans were performing in accordance with their repayment terms.

On February 4, 2019, the Corporation announced that it was in the best interests of the Corporation to scale back saleable single-family mortgage loan originations and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations and purchases. For additional information, see “Loan Originations” and “Critical Accounting Policies” in this Form 10-K.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:
	At June 30,
	2020		2019		2018		2017		2016
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$298,810	33.04%	$324,952	36.87%	$314,808	34.80%	$322,197	35.51%	$324,497	38.44%
Multi-family	491,903	54.38	439,041	49.81	476,008	52.63	479,959	52.89	415,627	49.23
Commercial real estate	105,235	11.64	111,928	12.70	109,726	12.13	97,562	10.75	99,528	11.79
Construction	7,801	0.86	4,638	0.53	3,174	0.35	6,994	0.77	3,395	0.40
Other	143	0.02	167	0.02	167	0.02	—	—	332	0.04
Total mortgage loans	903,892	99.94	880,726	99.93	903,883	99.93	906,712	99.92	843,379	99.90

Commercial business loans	480	0.05	478	0.05	500	0.06	576	0.07	636	0.08
Consumer loans	94	0.01	134	0.02	109	0.01	129	0.01	203	0.02
Total loans held for investment, gross	904,466	100.00%	881,338	100.00%	904,492	100.00%	907,417	100.00%	844,218	100.00%

Advance payments of escrows	68		53		18		61		56
Deferred loan costs, net	6,527		5,610		5,560		5,480		4,418
Allowance for loan losses	(8,265)		(7,076)		(7,385)		(8,039)		(8,670)
Total loans held for investment, net	$902,796		$879,925		$902,685		$904,919		$840,022

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2020 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

Mortgage loans:
Single-family	$—	$927	$1,069	$3,771	$293,043	$298,810
Multi-family	—	154	—	24,622	467,127	491,903
Commercial real estate	215	5,996	13,696	73,878	11,450	105,235
Construction	6,347	—	—	—	1,454	7,801
Other	—	143	—	—	—	143
Commercial business loans	65	120	15	280	—	480
Consumer loans	94	—	—	—	—	94
Total loans held for investment, gross	$6,721	$7,340	$14,780	$102,551	$773,074	$904,466

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2020 which have fixed and floating or adjustable interest rates:
(Dollars In Thousands)	Fixed-Rate	% (1)	Floating or Adjustable Rate	% (1)

Mortgage loans:
Single-family	$8,231	3%	$290,579	97%
Multi-family	156	—%	491,747	100%
Commercial real estate	340	—%	104,680	100%
Construction	—	—%	1,454	100%
Other	143	100%	—	—%
Commercial business loans	330	80%	85	20%
Total loans held for investment, gross	$9,200	1%	$888,545	99%

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

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2020 and 2019, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2020:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$82,019	28%	$140,888	47%	$75,372	25%	$531	—%	$298,810	100%
Multi-family	66,427	14%	321,556	65%	103,609	21%	311	—%	491,903	100%
Commercial real estate	23,501	22%	47,484	45%	34,250	33%	—	—%	105,235	100%
Construction	1,115	14%	5,190	67%	1,496	19%	—	—%	7,801	100%
Other	—	—%	143	100%	—	—%	—	—%	143	100%
Total	$173,062	19%	$515,261	57%	$214,727	24%	$842	—%	$903,892	100%

(1)	Other than the Inland Empire.

As of June 30, 2019:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$104,967	33%	$146,963	45%	$71,997	22%	$1,025	—%	$324,952	100%
Multi-family	70,241	16%	272,282	62%	96,192	22%	326	—%	439,041	100%
Commercial real estate	30,551	27%	54,010	48%	27,367	25%	—	—%	111,928	100%
Construction	525	11%	3,579	77%	534	12%	—	—%	4,638	100%
Other	—	—%	—	—%	167	100%	—	—%	167	100%
Total	$206,284	24%	$476,834	54%	$196,257	22%	$1,351	—%	$880,726	100%

(1)	Other than the Inland Empire.

Single-Family Mortgage Loans.  One of the Bank’s primary lending activity is the origination and purchase of adjustable rate mortgage loans to be held for investment secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank’s branches are located and surrounding areas in Southern and Northern California.  During fiscal 2020 the Bank originated $36.4 million and purchased $70.7 million of single-family loans to be held for investment, all of which were underwritten in accordance with the Bank’s origination guidelines. This compares to single-family loan originations of $55.4 million and purchases of $33.3 million during fiscal 2019. At June 30, 2020, total single-family loans held for investment decreased 8% to $298.8 million, or 33.0% of the total loans held for investment, from $325.0 million, or 36.9% of the total loans held for investment, at June 30, 2019.  The decrease in the single-family loans in fiscal 2020 was primarily attributable to loan principal payments that exceeded new loans originated and purchased for investment. During fiscal 2020, the Bank had net recoveries of $69,000 in non-performing single-family loans, as compared to net recoveries of $167,000 during fiscal 2019. At June 30, 2020 and 2019, total non-performing single-family loans were $4.9 million and $5.2 million, net of allowances and charge-offs, respectively, and $219,000 and $660,000 were past due 30 to 89 days, respectively.

The Bank has underwriting standards that generally conform with the standards of governmental sponsored entities (“GSE”) including Fannie Mae and Freddie Mac. Mortgage insurance is usually required for all loans exceeding 80% loan-to-value (“LTV”) based on the lower of the purchase price or appraised value at the time of loan origination.  The Bank is not currently offering loans with LTV ratios greater than 80% and is requiring lender-paid mortgage insurance for LTV ratios between 70.01% and 80.00%. The ratio is derived by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral. Currently, the maximum LTV ratio is 80% for purchase and rate and term refinances and 65% for cash-out refinances.  The maximum loan amount offered is $1.5 million for a purchase or rate and term refinance and $1.0 million for a cash-out refinance.  The lowest FICO score currently offered is 690 for a purchase transaction and 720 for a cash-out transaction. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower. The Bank currently lends on single-family residential 1-2 unit properties, planned unit developments and condominiums.  The Bank typically conforms its underwriting standards to GSE policies in place at the time of underwriting which are applicable to the particular loan.  These standards may change at any time, given changes in real estate market conditions or changes to GSE policies and guidelines. For additional protection, the Bank purchases lender-paid mortgage insurance for certain single-family mortgage loans. As of June 30, 2020, a total of $40.0 million of single-family mortgage loans with an 83% weighted average LTV at the time of origination have lender-paid mortgage insurance providing a weighted average coverage ratio of 12% of the original loan amount.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 80% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2020, home equity loans amounted to $5.3 million or 1.8% of single-family loans held for investment, as compared to $11.0 million or 3.4% of single-family loans held for investment at June 30, 2019.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet GSE underwriting standards.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to ten years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes: the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have five, seven, or  ten-year fixed periods prior to the first adjustment (“5/1, 7/1, or 10/1 hybrids”) and provide for fully amortizing loan payments throughout the term of the loan.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

Prior to fiscal 2009, the Bank offered stated income single-family mortgage loans.  As of June 30, 2020 and 2019, the outstanding balance of the stated income single-family mortgage loans was $38.5 million and $52.6 million, respectively, of which $1.8 million and $2.1 million, respectively were non-performing, while no loans were 30-89 days delinquent at June 30, 2020 and $660,000 were 30-89 days delinquent at June 30, 2019.

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each product in a given interest rate and competitive environment. Given the recent low-rate market environment, the production of ARM loans was significantly lower than fixed rate mortgages.

The retention of ARM loans, rather than fixed-rate loans, helps to reduce the Bank’s exposure to changes in interest rates.  There is, however, unquantifiable credit risk resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates.  It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower.  Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing.  Because of these characteristics, ARM loans are subject to increased risks of default or delinquency.  Additionally, while ARM loans allow the Bank to increase the sensitivity of its assets as a result of changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Conversely, market downward adjustments on the Bank’s cost of funds typically lag adjustments on ARM loans which may occur more rapidly during periods of declining interest rates. For additional information concerning the effect of interest rates on its loan portfolio, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties.  Increased risks of legal challenge, private right of action and regulatory enforcement actions result from these rules. The Bank may originate loans that do not meet the definition of a “qualified mortgage” (“QM”). To mitigate the risks involved with non-QM loans, the Bank has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.

A decline in real estate values subsequent to the time of origination of real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, housing supply and demand, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and other natural disasters particular to California where substantially all of its real estate collateral is located.  If real estate values decline from the levels at the time of loan origination, the value of its real estate collateral securing the loans could be significantly reduced.  The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2020, multi-family mortgage loans were $491.9 million and commercial real estate loans were $105.2 million, or 54.4% and 11.6%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $439.0 million and commercial real estate loans of $111.9 million, or 49.8% and 12.7%, respectively, of loans held for investment at June 30, 2019.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2020 the Bank originated $65.5 million and purchased $71.3 million of multi-family and commercial real estate loans, all of which were underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $57.6 million and loan purchases of $17.8 million during fiscal 2019. At June 30, 2020, the Bank had 660 multi-family and 143 commercial real estate loans in loans held for investment. This compares to 644 multi-family and 146 commercial real estate loans in loans held for investment at June 30, 2019.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 1/1, 3/1, 5/1 and 7/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 1/1, 3/1 and 5/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to period interest rate caps and life-of-loan interest rate caps.  At June 30, 2020, $464.5 million, or 94.4%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial buildings, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Alameda, Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco and Santa Clara counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $6.0 million.  At June 30, 2020, the Bank had 66 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $155.0 million.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  During both fiscal 2020 and 2019, the Bank had no charge-offs or recoveries on non-performing multi-family and commercial real estate loans.  At June 30, 2020 or 2019, there were no non-performing multi-family and commercial real estate loans and none were past due 30 to 89 days.  Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

Construction Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  During fiscal 2020 and 2019, the Bank originated a total of $4.0 million and $7.2 million of construction loans (including undisbursed loan funds), respectively.  As of June 30, 2020 and 2019, the Bank had short-term construction loans totaling $6.3 million and $4.2 million, respectively, and construction/permanent loans totaling $1.5 million and $410,000, respectively, net of undisbursed loan funds of $4.0 million and $6.6 million, respectively.
Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. The Bank provides construction financing for single-family, multi-family and commercial real estate properties.  Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence.  Custom construction loans are generally originated for a term of 12 to 18 months, with fixed interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 75% of the appraised value of the completed property.  The owner secures long-term permanent financing at the completion of construction. At June 30, 2020, there were three custom single-family construction loans totaling $2.1 million with $376,000 of undisbursed funds. This compares to June 30, 2019 when the Bank had two custom single-family construction loans totaling $1.6 million with $916,000 of undisbursed funds.

The Bank makes tract construction loans to subdivision builders.  These subdivisions are usually financed and built in phases.  A thorough analysis of market trends and demand within the area are reviewed for feasibility.  Tract construction may include the building and financing of model homes under a separate loan.  The terms for tract construction loans are generally 12 months with interest rates fixed at a margin above the prime lending rate.  At June 30, 2020, there were no tract construction loans.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified during or after the construction period.  The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified.  At June 30, 2020, there were three single-family speculative construction loans of $2.6 million with $828,000 of undisbursed funds. This compares to June 30, 2019 when the Bank had one single-family speculative construction loan totaling $716,000 with $529,000 of undisbursed funds.

Construction/permanent loans automatically roll from the construction to the permanent phase.  The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property.  At June 30, 2020, there were $1.5 million of construction/permanent loans as compared to $410,000 of construction/permanent loans at June 30, 2019.

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

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans.  Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures.  The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.  In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment. During fiscal 2020, the Bank had no charge-offs or recoveries and no loans were non-performing or 30-89 days delinquent at June 30, 2020. During fiscal 2019, the Bank had no charge-offs or recoveries, but had one loan totaling $971,000 that was non-performing and no loans were 30-89 days delinquent at June 30, 2019.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loans and loan participations, with collateral primarily in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  The Bank purchased $142.1 million of loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2020, compared to $51.1 million of purchased loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2019.  As of June 30, 2020, total loans serviced by other financial institutions were $23.9 million, as compared to $33.9 million at June 30, 2019.  As of June 30, 2020, all loans serviced by others were performing according to their original contractual payment terms, except for two loans that were in forbearance pursuant to a loan modification consistent with the Coronavirus Aid, Relief, and Economic Security Act of 2020, (“CARES Act”) signed into law on March 27, 2020 and/or the April 7, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”). The CARES Act and Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act and/or Interagency Statement prior to any relief, are not troubled debt restructurings. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Impact to the Corporation.”

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any participation loans in fiscal 2020 or fiscal 2019.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2020, commercial business loans were $480,000, or 0.1% of loans held for investment, a slight increase from $478,000, or 0.1% of loans held for investment at June 30, 2019.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2020 and 2019, the Bank had $31,000 and $41,000 of non-performing commercial business loans, respectively, net of allowances and charge-offs.  During fiscal 2020 or 2019, the Bank had no charge-offs or recoveries on commercial business loans.

Consumer Loans.  At June 30, 2020 and 2019, the Bank’s consumer loans were $94,000 and $134,000, respectively, or less than 0.1% of the Bank’s loans held for investment at these dates.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  There were no secured savings lines of credit at June 30, 2020 and 2019.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss (especially now as a result of the COVID-19 pandemic), illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no non-performing consumer loans at June 30, 2020 and 2019.  During fiscal 2020, the Bank had $1,000 of net recoveries on consumer loans, as compared to net charge-offs of $1,000 during fiscal 2019.

Loans Originations, Purchases, Sales and Repayments

Mortgage loans are originated for both investment and prior to scaling back originations of saleable single-family fixed-rate mortgage loans during fiscal 2019, a large amount of single-family fixed-rate mortgage loans were originated for sale to institutional investors. Mortgage loans sold to investors generally were sold without recourse other than standard representations and warranties.  Generally, mortgage loans sold to Fannie Mae and Freddie Mac were sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of Federal Housing Administration (“FHA”) and Veterans’ Administration (“VA”) used to form Government National Mortgage

Association pools, which are subject to limitations on the FHA’s and VA’s loan guarantees. For additional information, see Note 1 of the Notes to Consolidated Financial Statements, “Organization and Summary of Significant Accounting Policies,” under the subheading “Loans originated and held for sale” included in Item 8 of this Form 10-K.

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:
	Year Ended June 30,
(In Thousands)	2020	2019	2018

Loans originated for sale:
Retail originations	$—	$296,992	$679,504
Wholesale originations	—	170,102	506,492
Total loans originated for sale	—	467,094	1,185,996

Loans sold:
Servicing released	—	(551,754)	(1,174,618)
Servicing retained	—	(7,196)	(27,566)
Total loans sold	—	(558,950)	(1,202,184)

Loans originated for investment:
Mortgage loans:
Single-family	36,427	55,410	90,434
Multi-family	51,022	42,191	66,355
Commercial real estate	14,468	15,402	24,749
Construction	3,983	7,159	4,667
Other	143	—	167
Consumer loans	1	—	4
Total loans originated for investment	106,044	120,162	186,376

Loans purchased for investment:
Mortgage loans:
Single-family	70,733	33,256	—
Multi-family	71,344	16,645	12,654
Commercial real estate	—	1,157	868
Total loans purchased for investment	142,077	51,058	13,522

Loan principal repayments	(228,250)	(195,386)	(208,503)
Real estate acquired in the settlement of loans	—	—	(2,171)
Increase (decrease) in other items, net(1)	3,000	(3,036)	4,480
Net increase (decrease) in loans held for investment and loans held for sale at fair value	$22,871	$(119,058)	$(22,484)

(1)
Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, fair value of loans held for sale, advance payments of escrows and repurchases.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2020, the Bank was servicing $86.5 million of loans for others, a 28% decrease from $120.2 million at June 30, 2019.  The decrease was attributable to loan prepayments, and no loans sold with servicing retained during fiscal 2020.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2020 and 2019, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 26.07% and 23.86%, respectively, and a weighted-average discount rate of 9.11% at both dates.  The required impairment reserve against servicing assets at June 30, 2020 and 2019 was $291,000 and $298,000, respectively.  In aggregate, servicing assets had a carrying value of $673,000 and a fair value of $382,000 at June 30, 2020, compared to a carrying value of $925,000 and a fair value of $627,000 at June 30, 2019.

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any:
	At June 30,
	2020				2019				2018
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
(Dollars In Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Mortgage loans:
Single-family	1	$219	18	$5,318	2	$660	20	$5,640	1	$804	21	$6,141
Construction	—	—	—	—	—	—	1	971	—	—	—	—
Commercial business loans	—	—	1	35	—	—	1	49	—	—	1	70
Consumer loans(1)	15	—	—	—	61	5	—	—	2	1	—	—
Total	16	$219	19	$5,353	63	$665	22	$6,660	3	$805	22	$6,211

(1)	At June 30, 2020 and 2019, the balance includes 15 and 61 overdrawn consumer deposit accounts, respectively, which were not reported on June 30, 2018 due to immateriality.

As of June 30, 2020, total non-performing assets, net of allowance for loan losses and fair value adjustments, were $4.9 million, or 0.42% of total assets, which was primarily comprised of: 18 single-family loans ($4.9 million); one commercial business loan ($31,000); and no real estate owned (“REO”).  As of June 30, 2020, 33%, or $1.6 million of non-performing loans had a current payment status. This compares to total non-performing assets, net of allowance for loan losses and fair value adjustments, of $6.2 million, or 0.57% of total assets, with $4.4 million, or 70%, of non-performing loans with a current payment status at June 30, 2019 and no REO.
The following table sets forth information with respect to the Bank’s non-performing assets and troubled debt restructurings (“restructured loans”), net of allowance for loan losses and fair value adjustments, at the dates indicated:
	At June 30,
(Dollars In Thousands)	2020	2019	2018	2017	2016

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$2,281	$3,315	$2,665	$4,668	$6,292
Multi-family	—	—	—	—	709
Commercial real estate	—	—	—	201	—
Construction	—	971	—	—	—
Total	2,281	4,286	2,665	4,869	7,001

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	2,612	1,891	3,328	3,061	3,232
Commercial business loans	31	41	64	65	76
Total	2,643	1,932	3,392	3,126	3,308

Total non-performing loans	4,924	6,218	6,057	7,995	10,309

Real estate owned, net	—	—	906	1,615	2,706
Total non-performing assets	$4,924	$6,218	$6,963	$9,610	$13,015

Non-performing loans as a percentage of loans held for investment, net	0.55%	0.71%	0.67%	0.88%	1.23%

Non-performing loans as a percentage of total assets	0.42%	0.57%	0.52%	0.67%	0.88%

Non-performing assets as a percentage of total assets	0.42%	0.57%	0.59%	0.80%	1.11%

The Bank assesses loans individually and classifies the loans as non-performing and substandard in accordance with regulatory requirements when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectability of principal and interest, even though the loans are currently performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, collateral value, the financial condition of the borrower and current economic conditions. The Bank measures each non-performing loan based on ASC 310, “Receivables,” establishes a collectively evaluated or individually evaluated allowance and charges off those loans or portions of loans deemed uncollectible.

Restructured Loans.  A troubled debt restructuring is a loan which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:
•	A reduction in the stated interest rate;
•	An extension of the maturity at an interest rate below market;
•	A reduction in the accrued interest; and
•	Extensions, deferrals, renewals and rewrites.

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

For the fiscal year ended June 30, 2020, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded to the substandard category; while one loan was upgraded from the special mention to pass category; two substandard loans were paid off; and no loans were converted to REO.  For the fiscal year ended June 30, 2019, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; while three loans were upgraded to the pass category; one loan was paid off; and no loans were converted to REO.  During the fiscal years ended June 30, 2020 and 2019, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2020, there were no restructured loans that were extended beyond the initial maturity of the modification; while in fiscal 2019, there was one restructured loan of $56,000 that was extended beyond the initial maturity of the modification.

As of June 30, 2020, the net outstanding balance of the Corporation’s eight restructured loans was $2.6 million: all eight loans were classified as substandard on non-accrual status.  As of June 30, 2020, $1.7 million, or 65 percent, of the restructured loans were current with respect to their payment status, consistent with their modified terms. As of June 30, 2019, the net outstanding balance of the Corporation’s eight restructured loans was $3.8 million:  one was classified as special mention on accrual status ($437,000); one was classified as substandard on accrual status ($1.4 million); and six were classified as substandard on non-accrual status ($1.9 million).  As of June 30, 2020, $1.2 million, or 44 percent, of the restructured loans were current with respect to their payment status, consistent with their modified terms.

The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue.  Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan. In March 2020, the Bank began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act and Interagency Statement provided that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a restructured loan. Accordingly, the Corporation does not account for such loan modifications as restructured loans. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Impact to the Corporation.”

Other Loans of Concern.  As of June 30, 2020, $8.6 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms.  Of these loans, $3.1 million were single-family mortgage loans, $3.8 million were multi-family mortgage loans and $1.7 million was a construction loan.  As of June 30, 2019, $8.6 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms.  Of these loans, $3.8 million were single-family mortgage loans, $3.9 million were multi-family mortgage loans and $927,000 was a commercial real estate loan.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold.  When a property is acquired, it is recorded at its fair market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2020 and 2019, there was no REO property at both dates. In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

Classified assets improved 13% to $14.1 million at June 30, 2020 from $16.2 million at June 30, 2019. The aggregate amounts of the Bank’s classified assets are primarily located in California.

The following table summarizes classified assets, which is comprised of classified loans, including loans classified by the Bank as special mention, net of allowance for loan losses, and REO at the dates indicated:
	At June 30, 2020		At June 30, 2019
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$3,120	7	$3,795	13
Multi-family	3,777	3	3,864	3
Commercial real estate	1,703	1	927	1
Total special mention loans	8,600	11	8,586	17

Substandard loans:
Mortgage loans:
Single-family	5,438	22	6,631	23
Construction	—	—	971	1
Commercial business loans	31	1	41	1
Total substandard loans	5,469	23	7,643	25

Total classified loans	14,069	34	16,229	42

Real estate owned:
Single-family	—	—	—	—
Total real estate owned	—	—	—	—

Total classified assets	$14,069	34	$16,229	42

Total classified assets as a percentage of total assets	1.20%		1.50%

Not all of the Bank’s classified assets are delinquent or non-performing.  In determining whether the Bank’s assets expose the Bank to sufficient risk to warrant classification, the Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan.  After consideration of these and other factors, the Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention.  In addition, the Bank’s loans held for investment may include single-family, commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral which are not classified because they are performing and have borrowers who have sufficient resources to support the repayment of the loan.

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

Collectively evaluated or individually evaluated allowances are established to absorb losses on loans for which full collectability may not be reasonably assured as prescribed in ASC 310.  Estimates of identifiable losses are reviewed continually and, generally, a provision (recovery) for losses is charged (credited) against operations on a quarterly basis as necessary to maintain the allowance at an appropriate level.  Management presents the minutes summarizing the actions of the IAR Committee to the Bank’s Board of Directors on a quarterly basis.

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

At June 30, 2020, the Bank had an allowance for loan losses of $8.3 million, or 0.91% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2019 of $7.1 million, or 0.80% of gross loans held for investment. A $1.1 million provision for loan losses was recorded in fiscal 2020, compared to a $475,000 recovery from the allowance for loan losses in fiscal 2019.  The increase in the allowance for loan losses was due primarily to a qualitative reserve resulting from the COVID-19 pandemic and its continued and forecasted adverse economic impact. Although management believes the best information available is used to make such provision (recovery), future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

While the Bank believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not recommend that the Bank significantly increase its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, including as a result of COVID-19 pandemic, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary. Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.  Where individually evaluated allowances have been established, any differences between the individually evaluated allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
(Dollars In Thousands)	2020	2019	2018	2017	2016

Allowance at beginning of period	$7,076	$7,385	$8,039	$8,670	$8,724
Provision (recovery) for loan losses	1,119	(475)	(536)	(1,042)	(1,715)
Recoveries:
Mortgage Loans:
Single-family	70	198	278	507	539
Multi-family	—	—	—	18	1,228
Commercial real estate	—	—	—	—	216
Commercial business loans	—	—	—	75	85
Consumer loans	2	2	—	13	1
Total recoveries	72	200	278	613	2,069

Charge-offs:
Mortgage loans:
Single-family	(1)	(31)	(392)	(199)	(406)
Consumer loans	(1)	(3)	(4)	(3)	(2)
Total charge-offs	(2)	(34)	(396)	(202)	(408)

Net recoveries (charge-offs)	70	166	(118)	411	1,661
Allowance at end of period	$8,265	$7,076	$7,385	$8,039	$8,670

Allowance for loan losses as a percentage of gross loans held for investment	0.91%	0.80%	0.81%	0.88%	1.02%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period	(0.01)%	(0.02)%	0.01%	(0.04)%	(0.17)%

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
	At June 30,
	2020		2019		2018		2017		2016
(Dollars In Thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Mortgage loans:
Single-family	$2,622	33.04%	$2,709	36.87%	$2,783	34.80%	$3,601	35.51%	$4,933	38.44%
Multi-family	4,329	54.38	3,219	49.81	3,492	52.63	3,420	52.89	2,800	49.23
Commercial real estate	1,110	11.64	1,050	12.70	1,030	12.13	879	10.75	848	11.79
Construction	171	0.86	61	0.53	47	0.35	96	0.77	31	0.40
Other	3	0.02	3	0.02	3	0.02	—	—	7	0.04
Commercial business loans	24	0.05	26	0.05	24	0.06	36	0.07	43	0.08
Consumer loans	6	0.01	8	0.02	6	0.01	7	0.01	8	0.02
Total allowance for loan losses	$8,265	100.00%	$7,076	100.00%	$7,385	100.00%	$8,039	100.00%	$8,670	100.00%

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

At June 30, 2020 and 2019, the Bank’s investment securities portfolio was $123.3 million and $100.1 million, respectively, which primarily consisted of federal agency and GSE obligations.  The Bank’s investment securities portfolio was classified as held to maturity and available for sale. The Corporation purchased held to maturity mortgage-backed securities totaling $55.9 million and $39.7 million during fiscal 2020 and 2019, respectively.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:
	At June 30,
	2020			2019			2018
(Dollars In Thousands)	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS (1)	$115,763	$118,354	93.99%	$90,394	$91,669	90.47%	$84,227	$83,668	88.32%
U.S. SBA securities(2)	2,064	2,047	1.63	2,896	2,890	2.85	2,986	2,971	3.14
Certificates of deposits	800	800	0.63	800	800	0.79	600	600	0.63
Total investment securities - held to maturity	$118,627	$121,201	96.25%	$94,090	$95,359	94.11%	$87,813	$87,239	92.09%

Available for sale securities:
U.S. government agency MBS(1)	$2,823	$2,943	2.34%	$3,498	$3,613	3.57%	$4,234	$4,384	4.63%
U.S. government sponsored enterprise MBS(1)	1,556	1,577	1.25	1,998	2,087	2.06	2,640	2,762	2.91
Private issue CMO(3)	204	197	0.16	261	269	0.26	346	350	0.37
Total investment securities - available for sale	$4,583	$4,717	3.75%	$5,757	$5,969	5.89%	$7,220	$7,496	7.91%
Total investment securities	$123,210	$125,918	100.00%	$99,847	$101,328	100.00%	$95,033	$94,735	100.00%

(1)	Mortgage-backed securities (“MBS”)
(2)	Small Business Administration ("SBA")
(3)	Collateralized mortgage obligations (“CMO”)

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2020:
	Due in One Year or Less		Due After One to Five Years		Due After Five to Ten Years		Due After Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$—	—%	$19,389	2.27%	$50,895	1.89%	$45,479	1.65%	$115,763	1.85%
U.S. SBA securities	—	—	—	—	—	—	2,064	0.60	2,064	0.60
Certificates of deposits	800	1.53	—	—	—	—	—	—	800	1.53
Total investment securities - held to maturity	$800	1.53%	$19,389	2.27%	$50,895	1.89%	$47,543	1.60%	$118,627	1.83%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$2,943	3.32%	$2,943	3.32%
U.S. government sponsored enterprise MBS	—	—	—	—	—	—	1,577	3.75	1,577	3.75
Private issue CMO	—	—	—	—	—	—	197	3.70	197	3.70
Total investment securities - available for sale	$—	—%	$—	—%	$—	—%	$4,717	3.48%	$4,717	3.48%
Total investment securities	$800	1.53%	$19,385	2.27%	$50,895	1.89%	$52,260	1.77%	$123,344	1.89%

The actual maturity and yield for MBS and CMO may differ from the stated maturity and stated yield due to scheduled amortization, loan prepayments and acceleration of premium amortization or discount accretion.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of the Bank’s funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB – San Francisco and repurchase agreements may be used to compensate for declines in the availability of funds from other sources.

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of the State of California.  Deposits are attracted from within the Bank’s market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposit accounts. Deposit account terms vary, differentiated by the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current interest rates, profitability to the Bank, interest rate risk characteristics, competition and its customers’ preferences and concerns.  Generally, the Bank’s deposit rates are commensurate with the median rates of its competitors within a given market.  The Bank may occasionally pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available.  The Bank may also pay above-market interest rates in specific markets in order to increase the deposit base of a particular office or group of offices.  The Bank reviews its deposit composition and pricing on a weekly basis.

The Bank generally offers time deposits for terms not exceeding seven years.  As illustrated in the following table, time deposits represented 19% of the Bank’s deposit portfolio at June 30, 2020, compared to 23% at June 30, 2019.  As of June 30, 2020 and 2019, there were no brokered deposits. The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition.  For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2020:
Weighted Average Interest Rate	Original Term	Deposit Account Type	Minimum Amount	Balance (In Thousands)	Percentage of Total Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$118,771	13.30%
0.10%	N/A	Checking accounts – interest-bearing	$—	290,463	32.53
0.13%	N/A	Savings accounts	$10	273,769	30.66
0.22%	N/A	Money market accounts	$—	39,989	4.48

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	20	—
0.13%	31 to 90 days	Fixed-term, fixed rate	$1,000	4,393	0.49
0.29%	91 to 180 days	Fixed-term, fixed rate	$1,000	9,778	1.09
0.59%	181 to 365 days	Fixed-term, fixed rate	$1,000	40,065	4.49
0.47%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	20,531	2.30
1.00%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	19,811	2.22
1.30%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	62,102	6.95
1.82%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	13,277	1.49
0.26%				$892,969	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2020:
Maturity Period	Amount
(In Thousands)
Three months or less	$17,194
Over three to six months	16,669
Over six to twelve months	14,895
Over twelve months	39,039
Total	$87,797

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:
	At June 30,
	2020			2019
(Dollars In Thousands)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

Checking accounts – non interest-bearing	$118,771	13.30%	$28,587	$90,184	10.72%	$4,010
Checking accounts – interest-bearing	290,463	32.53	32,554	257,909	30.66	(1,463)
Savings accounts	273,769	30.66	9,382	264,387	31.43	(25,404)
Money market accounts	39,989	4.48	4,343	35,646	4.24	1,013
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	90,576	10.14	(15,504)	106,080	12.61	(10,253)
Over one to two years	33,995	3.81	(3,122)	37,117	4.41	(28,083)
Over two to five years	44,471	4.98	(4,782)	49,253	5.85	(5,027)
Over five years	935	0.10	240	695	0.08	(1,120)
Total	$892,969	100.00%	$51,698	$841,271	100.00%	$(66,327)

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:
	At June 30,
(Dollars In Thousands)	2020	2019	2018

Below 1.00%	$79,521	$80,701	$114,975
1.00 to 1.99%	85,232	95,904	113,211
2.00 to 2.99%	5,224	16,540	7,875
3.00 to 3.99%	—	—	1,567
Total	$169,977	$193,145	$237,628

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2020 differentiated by interest rates and maturity:
(Dollars In Thousands)	One Year or Less	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Four Years	Total

Below 1.00%	$59,146	$12,142	$5,072	$595	$2,566	$79,521
1.00 to 1.99%	31,430	21,853	15,641	7,589	8,719	85,232
2.00 to 2.99%	—	—	5,224	—	—	5,224
Total	$90,576	$33,995	$25,937	$8,184	$11,285	$169,977

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated:
	At or For the Year Ended June 30,
(In Thousands)	2020	2019	2018

Beginning balance	$841,271	$907,598	$926,521

Net deposits (withdrawals) before interest credited	48,755	(69,708)	(22,418)
Interest credited	2,943	3,381	3,495
Net increase (decrease) in deposits	51,698	(66,327)	(18,923)

Ending balance	$892,969	$841,271	$907,598

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2020 and 2019, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates, amounting to $387.6 million and $391.8 million, respectively.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $658.7 million at June 30, 2020 as compared to $643.0 million at June 30, 2019.  In addition, the Bank pledged investment securities totaling $2.2 million at June 30, 2020 as compared to $3.2 million at June 30, 2019 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2020 and 2019, the Bank had $141.0 million and $101.1 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 2.23% and 2.62%, respectively.  At June 30, 2020, the outstanding borrowings mature between 2020 and 2025 with a weighted average maturity of 28 months.  In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and credit enhancement for loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which have a recourse liability.  The outstanding letters of credit at June 30, 2020 and 2019 was $16.0 million and $13.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both dates.  For additional information, see Note 1 of the Notes to Consolidated Financial Statements, “Organization and Summary of Significant Accounting Policies,” under the subheading “Loans originated and held for sale” and Note 8 included in Item 8 of this Form 10-K.  As of June 30, 2020 and 2019, the remaining financing availability was $228.1 million and $275.2 million, respectively, with remaining available collateral of $351.5 million and $434.7 million, respectively.  In addition, as of June 30, 2020 and 2019, the Bank had secured a discount window facility of $94.4 million and $74.2 million, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $100.4 million and $79.0 million, respectively.  The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2021.  As of June 30, 2020, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2020	2019	2018

Balance outstanding at the end of period:
FHLB – San Francisco advances	$141,047	$101,107	$126,163

Weighted average rate at the end of period:
FHLB – San Francisco advances	2.23%	2.62%	2.47%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$141,057	$136,158	$126,163

Average short-term borrowings during the period with respect to:(1)
FHLB – San Francisco advances	$11,562	$8,425	$8,687

Weighted average short-term borrowing rate during the period with respect to:(1)
FHLB – San Francisco advances	3.30%	1.69%	2.53%
(1)  Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment at June 30, 2020 of $8.0 million with an excess investment of $1.1 million. This compares to June 30, 2019 when the Bank held the required investment of $8.2 million with an excess investment of $470,000.

During fiscal 2020, the FHLB – San Francisco redeemed $229,000 of the excess capital stock, while the Bank did not purchase any FHLB - San Francisco capital stock. During fiscal 2019, the FHLB – San Francisco did not redeem any capital stock and the Bank did not purchase any FHLB - San Francisco capital stock. In fiscal 2020 and 2019, the FHLB – San Francisco distributed $534,000 and $707,000 of cash dividends, respectively, to the Bank.  The cash dividends received by the Bank in fiscal 2019 included a special cash dividend of $133,000, not replicated in fiscal 2020.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2020 and 2019.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2020 and 2019, the Bank’s investment in its subsidiaries was $9,000 and $15,000, respectively.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress (“Congress”) that may affect the Corporation’s and the Bank’s operations.  In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OCC, FDIC, FRB and SEC, as appropriate.  Any such legislation or regulatory changes in the future could adversely affect the operations and financial condition of the Corporation and the Bank. The Bank cannot predict whether any such changes may occur.

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank's relationship with its depositors and borrowers is regulated by federal consumer protection laws, which must be complied with by the Bank.  The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the OCC, the FRB, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the FRB, its primary regulator.  The Corporation is also subject to the rules and regulations of the SEC under the federal securities laws.  For additional information, see “Savings and Loan Holding Company Regulations” below in this Form 10-K.

In connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the laws and regulations affecting depository institutions and their holding companies have changed particularly affecting the bank regulatory structure and the lending, investment, trading and operating activities of depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the OCC with respect to its compliance with consumer financial protection laws and CFPB regulations.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Some of these provisions may benefit the Corporation and the Bank, such as (1) a simplified capital ratio, called the Community Bank Leverage Ratio or CBLR, computed as the ratio of tangible equity capital to average consolidated total assets to be set by the federal banking regulators at not less than 8% and not more than 10%, which for most institutions with less than $10 billion in consolidated assets may  replace the leverage and risk-based capital ratios under current regulations; (2) an option for federal savings institutions to operate as national banks with respect to limits on lending, investments, and subsidiaries, without changing their charters to national bank charters; and (3) a lower risk weight on certain loans classified as high volatility commercial real estate exposures. Effective January 1, 2020, the CBRL was 9.0%. These CBLR rules were modified in response to the COVID-19 pandemic. See "- The Coronavirus Aid, Relief, and Economic Security Act of 2020" below.

Federal Regulation of Savings Institutions

Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of federal savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The OCC also has extensive enforcement authority over all federal savings institutions, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required by law.

All federal savings institutions must pay assessments to the OCC, to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC annual assessments for the fiscal years ended June 30, 2020 and 2019 were $227,000 and $262,000, respectively.

The Bank's general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Bank’s limits on loans to one borrower or group of related borrowers at June 30, 2020 and 2019 were $18.8 million and $18.3 million, respectively.  At June 30, 2020, the Bank’s largest lending relationship to a single borrower or group of borrowers consists of two multi-family loans totaling $4.5 million, which were performing according to its original payment terms.

The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act of 2001 (“USA Patriot Act”) and regulations thereunder. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act imposes significant responsibilities on financial institutions to prevent the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement requirements under the Bank Secrecy Act and the regulations of the Office of Foreign Assets Control.

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members within its assigned region.  The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2020 and 2019, the Bank had $141.0 million and $101.1 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $228.1 million and $275.2 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2020 and 2019, the Bank held $8.0 million and $8.2 million of FHLB-San Francisco stock, respectively, which was in compliance with this membership requirement.  During fiscal 2020, there was a $229,000 excess capital redemption as compared to no redemption in fiscal 2019.  In fiscal 2020 and 2019, the FHLB – San Francisco distributed $534,000 and $707,000 of cash dividends, respectively, to the Bank.  The cash dividends received in fiscal 2019 included a special cash dividend of $133,000, not replicated in fiscal 2020. There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess capital stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits up to $250,000 per account owner as defined by the FDIC, backed by the full faith and credit of the United States.  As insurer, the FDIC imposes deposit insurance premiums in the form of assessments and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the savings institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

Under its regulations, the FDIC sets assessment rates for established small institutions (generally, those with total assets of less than $10 billion) based on an institution’s weighted average CAMELS component ratings and certain financial ratios. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments. The FDIC may increase or decrease its rates up to two basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC surpassed the 1.35% as of September 30, 2018. The Dodd-Frank Act directed the FDIC to offset the effects of higher assessments due to the increase in the reserve ratio on established small institutions by charging higher assessments to large institutions. To implement this mandate, large and highly complex institutions paid a surcharge on their base since established small institutions automatically receive credits from the FDIC for the portion of their assessments that contribute to the increase. In September 2019, the FDIC awarded a small bank assessment credit to the Bank totaling $297,000, which reduced insurance assessments for approximately the first nine months of fiscal 2020. For the fiscal year 2020, the average annualized rate for the overall FDIC insurance assessments was 3.00 basis points.

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

Any savings institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company.  As of June 30, 2020, the Bank maintained 88.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.  During fiscal 2020 and 2019, the Bank was in compliance with the QTL test as of each month end.

Capital Requirements. Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital, including a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.

Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are also deducted from capital.  In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt, equity securities and interest-only strips.  Because of the Bank’s asset size, the Bank was given a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt, equity securities and interest-only strips in its capital calculations. The Bank elected to exercise this option to opt-out in order to reduce the impact of market volatility on its regulatory capital levels.

The Bank also must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders.

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to any of certain mandates by the OCC requiring it as an individual institution to meet any specified capital level. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. In order to qualify for the Community Bank Leverage Ratio framework, in addition to maintaining a leverage ratio greater than 9%, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements.  A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. These CBLR rules were modified in response to the COVID-19 pandemic. See "- The Coronavirus Aid, Relief, and Economic Security Act of 2020" below.

As of June 30, 2020, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Prompt Corrective Action.  An institution is considered adequately capitalized if it meets the minimum capital ratios described above. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OCC also may take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions and on their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution.  In addition, the Bank must file a prior written notice of a dividend with the FRB. The FRB or the OCC may object to a capital distribution based on safety and soundness concerns.  Further restrictions on Bank dividends may apply if the Bank fails the QTL test.  In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Corporation will be limited, which may limit the ability of the Corporation to pay dividends to its stockholders.

Activities of Savings Associations and Their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the savings institution controls, the savings institution must file a notice or application with the OCC and in certain circumstances with the FDIC and receive regulatory approval or non-objection. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders. With respect to subsidiaries generally, the OCC may determine that investment by a savings institution in, or the activities of, a subsidiary must be restricted or eliminated based on safety and soundness or legal reasons.

Transactions with Affiliates. The Bank’s authority to engage in transactions with “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the FRB’s Regulation W.  The term “affiliates” for these purposes generally mean any company that controls or is under common control with an institution except subsidiaries of the institution. The Corporation and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital.  Institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. FDIC-insured institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

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

Community Reinvestment Act and Consumer Protection Laws.  Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  The OCC may use an unsatisfactory rating as the basis for the denial of an application.  Similarly, the FRB is required to take into account the performance of an insured institution under the CRA when considering whether to approve an acquisition by the institution’s holding company. Due to heightened attention to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.  The Bank received a rating of satisfactory when it was last examined for CRA compliance.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. Some state laws can apply to these activities as well. The CFPB issues regulations and standards under these federal laws, which include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.  Through its rulemaking authority, the CFPB has promulgated a number of regulations under these laws that affect the bank’s consumer businesses.  Among these are regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank devotes substantial compliance, legal and operational business resources to ensure compliance with applicable consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

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

Regulatory and Criminal Enforcement Provisions.  The OCC has primary enforcement responsibility over federally chartered savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease-and-desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can be nearly $2.0 million per day per violation in especially egregious cases.  The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If the OCC does not take action, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted interagency guidelines prescribing standards for safety and soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings institution fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System. The FRB requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%, which eliminated reserve requirements for all depository institutions.

Environmental Issues Associated with Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the OCC with respect to compliance with consumer financial protection laws and CFPB regulations

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the following  list is not exhaustive, these include the the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Savings and Loan Holding Company Regulation

General.  The Corporation is a unitary savings and loan holding company, subject to the regulatory oversight of the FRB.  Accordingly, the Corporation is required to register and file reports with the FRB and is subject to regulation and examination by the FRB.  In addition, the FRB has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the FRB to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.  In accordance with the Dodd-Frank Act, the FRB must require any company that controls an

FDIC-insured depository institution to serve as a source of financial strength for the institution. These and other FRB policies, as well as the capital conservation buffer may restrict the Corporation’s ability to pay dividends.

Capital Requirements.  For a savings and loan holding company that qualifies as a small bank holding company under the FRB’s Small Bank Holding Company Policy Statement, such as the Corporation, the capital regulations apply to its savings institution subsidiaries, but not the Corporation. The FRB expects the holding company’s savings institution subsidiaries to be well capitalized under the prompt corrective action regulations. For a description of the capital regulations, see “Federal Regulation of Savings Institutions - Capital Requirements” above.

Activities Restrictions.  The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies.  The GLBA also specifies, subject to a grandfather provision, that existing savings and loan holding companies may only engage in such activities.  The Corporation qualifies for the grandfathering and is therefore not restricted in terms of its activities.  Upon any non-supervisory acquisition by the Corporation of another savings association as a separate subsidiary, the Corporation would become a multiple savings and loan holding company and would be limited to those activities permitted by FRB regulation.  Multiple savings and loan holding companies may engage in activities permitted for financial holding companies, and certain other activities including acting as a trustee under a deed of trust and real estate investments.

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and become subject to the restrictions applicable to bank holding companies.  For additional information, see “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” in this Form 10-K.

Mergers and Acquisitions.  The Corporation must obtain approval from the FRB before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Corporation to acquire control of a savings institution, the FRB would consider the financial and managerial resources and future prospects of the Corporation and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community, including performance under the CRA and competitive factors.

The FRB may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) supervisory acquisitions and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Acquisition of the Company.  Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB and must obtain the prior approval of the FRB under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company.  A bank holding company must obtain the prior approval of the FRB under the Bank Holding Company Act before obtaining control or more than 5% of a class of voting stock of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act.  The term “company” includes corporations, partnerships, associations, and certain trusts and other entities.  “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of more than 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding in certain cases 10% or more of a class of voting securities.  Control may be direct or indirect and may occur through acting in concert with one or more other persons.  In addition, a savings and loan holding company must obtain FRB approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company.  A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.
Accordingly, the prior approval of the FRB would be required:
•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of the Corporation; and
•	before any other company could acquire 25% or more of the common stock of the Corporation, and may be required for an acquisition of as little as 10% of such stock.

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations and requirements for prior regulatory approval by the FRB in the case of control of a savings and loan holding company or by the OCC in the case of control of a savings association not obtained through control of a holding company of such savings association.

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosures, corporate governance and related rules.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Dividends and Stock Repurchases.  The FRB’s policy statement on the payment of cash dividends applicable to savings and loan holding companies expresses its view that a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The FRB policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In addition, a savings and loan holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order or any condition imposed by, or written agreement with, the FRB.

As discussed above, the capital conservation buffer requirements may also limit or preclude dividends payable by the Corporation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  The Dodd-Frank-Act imposed various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements capital regulations discussed above under "Federal Regulation of Savings Institutions - Capital Requirements." In addition, among other requirements, the Dodd-Frank Act requires public companies, such as the Corporation, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) for certain public companies disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees..

The Coronavirus Aid, Relief, and Economic Security Act of 2020: In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  Among other things, the CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal banking agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

The CARES Act also allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a restructured loan, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. According to the CARES Act and related banking agency guidance, banks are not be required to designate as a troubled debt restructuring loans that were modified as a result of the COVID-19 pandemic and made on a good faith basis to borrowers who were current. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related banking agency guidance if they were  not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Impact to the Corporation.”

The CARES Act also authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. The Bank did not participate in the PPP loan program..

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2020, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real estate property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes.  For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2020, the Bank declared and paid $7.5 million of cash dividends to the Corporation while the Corporation declared and paid $4.2 million of cash dividends to shareholders.

Tax Effect from Stock-Based Compensation.  During fiscal 2020, there were no shares of restricted common stock distributed to employee or non-employee members of the Corporation’s Board of Directors. Also, there were no shares of non-qualified stock options exercised while 12,528 shares of incentive stock options were exercised as disqualifying dispositions.  As a result, there was a $5,000 federal tax benefit effect from stock-based compensation in fiscal 2020.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010.  Fiscal 2016 and fiscal years thereafter remain subject to federal examination, while the California state tax returns for fiscal 2015 and fiscal years thereafter are subject to examination by state taxing authorities.

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation).  At June 30, 2020 and

2019, the Corporation’s net state tax rate was 8.5% and 7.7%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There was a $3,000 state tax benefit effect from stock-based compensation in fiscal 2020, as described above in the section entitled "Federal Taxation."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. During fiscal 2020 and 2019, the Corporation paid franchise taxes of $200,000 and $200,000, respectively.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	72	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Robert "Scott" Ritter	51	—	Senior Vice President
			Single-Family Division

Donavon P. Ternes	60	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	61	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	54	—	Senior Vice President
			Retail Banking Division

(1)	As of June 30, 2020.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank.  There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with Provident Savings Bank since 1974, currently serving as Chairman and Chief Executive Officer of the Bank and Provident, positions he has held since 1991 and 1996, respectively. He served as President of the Bank from 1991 until June 2011 and as President of Provident from its formation in 1996 until June 2011. Mr. Blunden also serves on the Board of Directors of the Western Bankers Association.

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

Gwendolyn L. Wertz joined the Bank as Senior Vice President of Retail Banking on February 3, 2014.  Prior to joining the Bank, Ms. Wertz was with CommerceWest Bank where she was responsible for the management of commercial banking activities, treasury management and specialty banking.  Prior to that she was with Opportunity Bank, N.A. where she was responsible for the commercial treasury sales and service team.  Ms. Wertz has more than 30 years of experience with financial institutions including the last 15 years in senior management roles.  Her experience includes depository growth initiatives, operations, compliance, and deposit acquisition management.

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

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, many of whom were under government issued stay-at-home orders for much of the three months ended June 30, 2020.  As an essential business, we continue to provide banking and financial services to our customers with in-person and drive-thru access available at the majority of our branch locations. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

Although the stay-at-home orders have been partially lifted in California, some of our employees continue to work remotely to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and originations, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place by the government to address its economic consequences are unknown, including a continued low recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during calendar 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Corporation makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is possible that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the deferral period is over or the COVID-19 pandemic is resolved. Any increase in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described below.

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

As of June 30, 2020, approximately 76% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California.  Adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings.  General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability adversely.  Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses. The COVID-19 pandemic has adversely impacted most of the Company's customers directly or indirectly. Their businesses have been adversely affected by quarantines and travel restrictions due to the COVID-19 pandemic. See “-The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”

A deterioration in economic conditions in the market areas we serve as a result of COVID-19 or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:
•	an increase in loan delinquencies, problem assets and foreclosures;
•	we may increase our allowance for loan losses;
•	the slowing of sales of foreclosed assets;
•	a decline in demand for our products and services;
•	a decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	a decrease in the amount of our low cost or non interest-bearing deposits.

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

At June 30, 2020, $298.8 million, or 33.0% of our loans held for investment, were secured by single-family residential real property.  This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of the characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.  In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan.  Our non-traditional single-family residential loans include loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC).  Including these low FICO score loans, as of June 30, 2020, our single-family residential borrowers had a weighted average FICO score of 750 at the time of loan origination.

As of June 30, 2020, these non-traditional loans totaled $40.9 million, comprising 13.7% of total single-family residential loans held for investment and 4.5% of total loans held for investment.  At that date, stated income loans totaled $38.5 million, more than 30-year amortization loans totaled $5.8 million, and low FICO score loans totaled $3.4 million, negative amortization loans totaled $622,000 (the outstanding balances described may overlap more than one category).

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties.  At June 30, 2020, we had $597.1 million or 66.0% of total loans held for investment in multi-family and commercial real estate mortgage loans.  These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential loan. Repayment on these loans are dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired.  Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate.  In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.  In addition, as of June 30, 2020, the Bank had $4.7 million in negative amortization multi-family mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $5.0 million in multi-family and commercial real estate loans at June 30, 2019.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.

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

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. The Corporation purchased $142.1 million of loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2020, compared to $51.1 million of purchased loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2019.  When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we expected we will earn less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses, which is charged against income.  Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses.  Further, included in our single-family residential loan portfolio, which comprised 33.0% of our total loan portfolio at June 30, 2020, were $40.9 million or 4.5% of total loans held for investment that were non-traditional single-family loans, which include negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans.  For additional information, see “Our business may be adversely affected by credit risk associated with residential property” above.  Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Furthermore, the Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, ASC 326 Current Expected Credit Losses (“CECL”), that will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, however, the FASB board in July 2019 extended the adoption date for certain SEC registrants, including the Corporation, to fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses at inception of the loan. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. The federal banking regulators (the FRB, the OCC and the FDIC) have adopted a rule that applies to smaller reporting companies, such as the Corporation, beginning in 2023. In addition, a further decline in national and local economic conditions, including as a result of the COVID-19 pandemic, results of the bank regulatory agencies periodic review our allowance for loan losses or other factors and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2020 and 2019, our non-performing assets were $4.9 million and $6.2 million, respectively, or 0.42% and 0.57% of total assets, respectively.  Our non-performing assets adversely affect our net income in various ways:
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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value, including as a result of the COVID-19 pandemic, will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations and capital levels.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The FRB, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed including by Fannie Mae. Both Fannie Mae and Freddie Mac have recently announced that they will cease accepting adjustable rate mortgages tied to LIBOR by the end of 2020 and will soon begin accepting mortgages based on SOFR. Continued uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

We have previously engaged in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2020 and 2019, the Bank repurchased $1.1 million and $948,000 of single family loans, respectively.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. After steadily increasing  the target federal funds rate in 2018 and 2017,  the FRB in 2019  decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, an additional 150 basis point decrease to a range of 0.0% to 0.25% as of March 31, 2020. The FRB could make additional changes in interest rates during 2020 subject to economic conditions. If the FRB changes the targeted Fed Funds rate, overall interest rates will likely rise or fall, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits bearing a relatively low rate of interest and having a shorter duration than our assets. At June 30, 2020, we had $90.6 million in time deposits that mature within one year, $118.8 million in non-interest bearing checking accounts and $604.2 million in interest-bearing checking, savings and money market accounts.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, most of our mortgage loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our consolidated balance sheet or projected operating results. In this regard, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer. For additional information concerning the effect of interest rates on our loan portfolio, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

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

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.  Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB-San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank's business. The Bank's involvement in litigation may increase significantly. The expenses of some legal proceedings will adversely affect the Bank’s results of operations until they are resolved. Further, there can be no assurance that the Bank’s loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims. For a discussion of our pending litigation, see Item 3. “Legal Proceedings” of this Form 10-K.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on other companies to provide key components of our business infrastructure.
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

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze, and control the types of risk to which we are subject to.  These risks include, among others, liquidity, credit, market, interest rate, operational, legal and compliance, and reputational risk.  Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. We also maintain a compliance program to identify measure, assess, and report on our adherence to applicable laws, policies, and procedures.  While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate risk under all circumstances,  or that it will adequately mitigate any risk or loss to us.  However, as with any risk management framework, there are inherent limitations to our risk management strategies as they may exist, or develop in the future, including risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

Our assets as of June 30, 2020 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  At June 30, 2020, the net deferred tax asset was approximately $3.0 million, a decrease from $3.5 million at the prior fiscal year end.  The net deferred tax asset results primarily from (1) deferred loan costs, (2) provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes and (3) deferred compensation, among others.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2020 is fully realizable based on our expected future earnings; however, expected future earnings may not be realized, which could impact our deferred tax assets.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2020, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $7.7 million. The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California. The Bank owns six of the retail banking offices and has seven leased retail banking offices.  The leases expire from 2020 to 2026. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans, employment matters and other issues in the ordinary course of and incidental to the Corporation’s business.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  Additionally, in some actions, it is difficult to assess potential exposure because the

Corporation is still in the early stages of the litigation. The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, operations or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  At June 30, 2020, there were 7,436,315 shares of common stock issued and outstanding held by 422 shareholders of record, and there were approximately 1,707 persons or entities that hold stock in nominee or “street name” accounts with brokers.

The Corporation’s cash dividend payout policy is reviewed regularly by management and the Board of Directors.  The Board of directors has declared quarterly cash dividends on the Corporation’s common stock for consecutive quarters since September 30, 2002. On July 30, 2020, the Corporation declared a quarterly cash dividend of $0.14 per share.  The Corporation’s shareholders of record at the close of business on August 20, 2020 will receive the cash dividend, which is payable on September 10, 2020.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During the quarter ended June 30, 2020, the Corporation did not purchase any shares of the Corporation’s common stock. For the fiscal year ended June 30, 2020, the Corporation purchased 66,041 shares of the Corporation’s common stock at an average cost of $19.43 per share. As of June 30, 2020, no shares have been repurchased under the April 2020 stock repurchase plan, leaving all 371,815 shares available for future purchases.

During the quarter ended June 30, 2020, the Corporation did not issue any shares of common stock from the exercise of certain stock options and no shares of restricted common stock vested. For the fiscal year ended June 30, 2020, the Corporation issued 16,250 shares of common stock consistent with the exercise of certain stock options and no shares of restricted common stock vested. During the quarter and fiscal year ended June 30, 2020, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2020.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2020 – April 30, 2020	—	$—	—	371,815
May 1, 2020 – May 31, 2020	—	$—	—	371,815
June 1, 2020 – June 30, 2020	—	$—	—	371,815
Total	—	$—	—	371,815

(1)	Represents the remaining shares available for future purchases under the April 2020 stock repurchase plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS[1]

PROV
NASDAQ Stock Index
NASDAQ Bank Index
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
6/30/15
6/30/16
6/30/17
6/30/18
6/30/19
6/30/20

	6/30/2015	6/30/2016	6/30/2017	6/30/2018	6/30/2019	6/30/2020
PROV	$100.00	$112.41	$121.53	$124.14	$140.68	$92.67
NASDAQ Stock Index	$100.00	$102.33	$121.37	$139.39	$151.92	$162.49
NASDAQ Bank Index	$100.00	$88.29	$129.42	$143.50	$142.81	$110.36

(1) Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2015 and that all dividends were reinvested.

For additional information, see Part III, Item 12 of this Form 10-K for information regarding the Corporation’s Equity Compensation Plans, which is incorporated into this Item 5 by reference.

Item 6.  Selected Financial Data

The information contained under the heading “Financial Highlights” in the Corporation’s Annual Report to Shareholders is included as Exhibit 13 to this Form 10-K and is incorporated herein by reference. This information is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on the Corporation’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, California Consumer Privacy Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”), and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the FRB.  At June 30, 2020, the Corporation had total assets of $1.18 billion, total deposits of $893.0 million and total stockholders’ equity of $124.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California.  The Bank is regulated by the OCC, its primary federal regulator, and the FDIC, the insurer of its deposits.  The Bank’s deposits are federally insured up to applicable limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank System since 1956.

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

The Corporation assesses loans individually and classifies loans when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectability of principal and interest, even though the loans may currently be performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions.  The Corporation measures each non-performing loan based on the fair value of its collateral, less selling costs, or discounted cash flow and charges off those loans or portions of loans deemed uncollectible.

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

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:
•	A reduction in the stated interest rate;
•	An extension of the maturity at an interest rate below market;
•	A reduction in the accrued interest; and
•	Extensions, deferrals, renewals and rewrites.

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

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B., established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank and through its subsidiary, Provident Financial Corp.  The business activities of the Corporation, primarily through the Bank, consist of community banking and, to a lesser degree, investment services for customers and trustee services on behalf of the Bank.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total asset (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be difficult as a result of weaknesses in general economic conditions. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Corporation expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

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

COVID-19 Impact to the Corporation

The Corporation is actively monitoring and responding to the effects of the rapidly-changing COVID-19 pandemic. The health, safety and well-being of its customers, employees and communities are the Corporation’s top priorities. Centers of Disease Control (“CDC”) guidelines, as well as directives from federal, state, county and local officials, are being closely followed to make informed operational decisions.

During this unprecedented time, the Corporation is working diligently with its employees to implement CDC-advised health, hygiene and social distancing practices. To avoid service disruptions, most of its employees currently work from the Corporation’s premises and promote social distancing standards. To date, there have been limited service disruptions. The Corporation’s Employee Assistance Program is provided at no cost for employees and family members seeking counseling services for mental health and emotional support needs. The Corporation also adheres to the Families First Coronavirus Response Act (FFCRA), which includes the Emergency Paid Sick Leave Act and the Emergency Family and Medical Leave Expansion.

During the COVID-19 pandemic, taking care of customers and providing uninterrupted access to services are top priorities for the Corporation. All of the Corporation’s banking centers are open for business with regular business hours while implementing CDC guidelines for social distancing and enhanced cleaning. Customers can also conduct their banking business using drive throughs, online and mobile banking services, ATMs, and telephone banking.

On March 27, 2020, the CARES Act was signed into law and on April 7, 2020, the Board of Governors of the Federal Reserve System, FDIC, National Credit Union Administration, OCC and consumer Financial Protection Bureau issued Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”). Among other things, the CARES Act and Interagency Statement provided relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing. The CARES Act and/or Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act or Interagency Statement prior to any relief, are not troubled debt restructurings. For commercial and consumer customers, the Corporation has provided relief options, including payment deferrals from 90 days to 180 days and fee waivers.  As of June 30, 2020, the Corporation has 48 single-family forbearance loans, with outstanding balances of $19.9 million or 2.20 percent of total loans, and five multi-family, commercial real estate and business loans, with outstanding balances of $2.7 million or 0.29 percent of total loans that were modified in accordance with the CARES Act or Interagency Statement.

Interest income continues to be recognized during the payment deferrals, unless the loans are non-performing. After the payment deferral period, scheduled loan payments will once again become due and payable. The forbearance amount will be due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable in full at an earlier date.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

As of June 30, 2020, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed		Forbearance Remaining
(Dollars In Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Single-family loans	52	$21,470	4	$1,579	48	$19,891
Multi-family loans	3	1,592	—	—	3	1,592
Commercial real estate loans	2	1,071	—	—	2	1,071
Total loan forbearance	57	$24,133	4	$1,579	53	$22,554

As of June 30, 2020, loan forbearance outstanding balances are described below:

(Dollars In Thousands)	Number of Loans	Amount	% of Total Loans	Weighted Avg. LTV(1)	Weighted Avg. FICO(2)	Weighted Avg. Debt Coverage Ratio(3)		Weighted Avg. Forbearance Period Granted(4)
Single-family loans	48	$19,891	2.20%	64%	727	N/A		6.0
Multi-family loans	3	1,592	0.17%	41%	719	1.65	x	3.3
Commercial real estate loans(5)	2	1,071	0.12%	31%	755	1.36	x	3.5
Total loans in forbearance	53	$22,554	2.49%	61%	727	1.53	x	5.7

(1)	Current loan balance in comparison to the original appraised value.
(2)	At time of loan origination, borrowers and/or guarantors.
(3)	At time of loan origination.
(4)	In months.
(5)	Comprised of $579 thousand in Office and $493 thousand in Mixed Used – Office/Single-Family Residential.

In addition, as of June 30, 2020, the Bank had pending requests for payment relief for an additional seven single-family loans totaling approximately $2.6 million.

After the payment deferral period, normal loan payments will once again become due and payable. The forbearance amount will be due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable in full at an earlier date. The Corporation believes the steps we are taking are necessary to effectively manage its portfolio and assist the borrowers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

For customers that may need access to funds in their certificates of deposit to assist with living expenses during the COVID-19 pandemic, the Corporation is waiving early withdrawal penalties on a case by case basis. Overdraft and other fees are also waived on a case-by-case basis. The Corporation is cautious when paying overdrafts beyond the client's total deposit relationship, overdraft protection options or their overdraft coverage limits.

The Corporation anticipates that the COVID-19 pandemic may continue to impact the business in future periods in one or more of the following ways, among others:
•
Higher provisions for certain commercial real estate loans may be incurred, especially to borrowers with tenants in industries, such as hospitality, travel, food service and restaurants and bars, and businesses providing physical services;

•
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

•	Certain additional fees for deposit and loan products may be waived or reduced;
•
Non-interest income may decline due to a decrease in fees earned as spending habits change by debit card customers complying with  “Stay at Home” requirements and who otherwise may be adversely affected by reductions in their personal income or job losses;

•	Non-interest expenses related to the effects of the COVID-19 pandemic may increase, including cleaning costs, supplies, equipment and other items; and
•	Additional loan forbearance or modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for loan losses.

While the full impact of COVID-19 on the Corporation's future financial results is uncertain and not currently estimable, the Corporation believes that the impact could be materially adverse to its financial condition and results of operations depending on the length and severity of the economic downturn brought on by the COVID-19 pandemic.

Off-Balance Sheet Financing Arrangements

Commitments and Derivative Financial Instruments.  The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Off-balance sheet arrangements.  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2020 and 2019, these commitments were $13.6 million and $4.3 million, respectively. For a discussion on financial instruments with off-balance sheet risks, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Comparison of Financial Condition at June 30, 2020 and 2019

Total assets increased $92.0 million, or 9%, to $1.18 billion at June 30, 2020 from $1.08 billion at June 30, 2019.  The increase was primarily attributable to increases in cash and cash equivalents, investment securities and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $45.4 million, or 64%, to $116.0 million at June 30, 2020 from $70.6 million at June 30, 2019.  The increase was primarily attributable to increases in customer deposits and borrowings, partly offset by the increases in loans held for investment and investment securities. The balance of cash and cash equivalents at June 30, 2020 was consistent with the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) increased $23.2 million, or 23%, to $123.3 million at June 30, 2020 from $100.1 million at June 30, 2019.  The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. For additional information on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment increased $22.9 million, or 3% to $902.8 million at June 30, 2020 from $879.9 million at June 30, 2019.  In fiscal 2020, the Corporation originated $106.0 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans, down 12% from $120.2 million, consisting primarily of single-family, multi-family and commercial real estate loans, for the same period last year.  In addition, the Corporation purchased $142.1 million of loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2020, up 178% from $51.1 million of purchased loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2019. Total loan principal payments in fiscal 2020 were $228.3 million, up 17% from $195.4 million in fiscal 2019.  There was no REO acquired in the settlement of loans in both fiscal 2020 and fiscal 2019.  The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, increased 9% to $605.4 million at June 30, 2020 from $556.1 million at June 30, 2019, and represented 67% and 63% of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $26.2 million, or 8%, to $298.8 million at June 30, 2020, from $325.0 million at June 30, 2019. For additional information on loans held for investment, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total deposits increased $51.7 million, or 6%, to $893.0 million at June 30, 2020 from $841.3 million at June 30, 2019.  Transaction accounts increased $74.9 million, or 12%, to $723.0 million at June 30, 2020 from $648.1 million at June 30, 2019; while time deposits decreased $23.1 million, or 12%, to $170.0 million at June 30, 2020 from $193.1 million at June 30, 2019. As of June 30, 2020 and 2019, the percentage of transaction accounts to total deposits was 81% and 77%, respectively. Non-interest bearing deposits as a percentage of total deposits increased to 13.3% at June 30, 2020 from 10.7% at June 30, 2019. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits. For additional information on deposits, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Borrowings, consisting of FHLB – San Francisco advances increased $39.9 million, or 39%, to $141.0 million at June 30, 2020 from $101.1 million at June 30, 2019.  The increase was due to new advances, partly offset by the maturity of advances during fiscal 2020. The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 28 months at June 30, 2020, down from 44 months at June 30, 2019. For additional information on borrowings, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total stockholders’ equity increased 3% to $124.0 million at June 30, 2020 from $120.6 million at June 30, 2019, primarily as a result of net income and the amortization of stock-based compensation benefits in fiscal 2020, partly offset by stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid to shareholders.

Comparison of Operating Results for the Years Ended June 30, 2020 and 2019

General.  The Corporation recorded net income of $7.7 million, or $1.01 per diluted share, for the fiscal year ended June 30, 2020, up $3.3 million, or 75%, from $4.4 million, or $0.58 per diluted share, for the fiscal year ended June 30, 2019. The increase in net income in fiscal 2020 was primarily attributable to a $16.3 million decrease in non-interest expense, partly offset by a $8.0 million decrease in non-interest income (mainly a $7.3 million decrease in the gain on sale of loans), a $1.8 million decrease in net interest income and a $1.6 million increase in the provision for loan losses. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 71% in fiscal 2020 from 89% in fiscal 2019. Return on average assets in fiscal 2020 increased to 0.69% from 0.39% in fiscal 2019 and return on average stockholders' equity in fiscal 2020 increased to 6.26% from 3.63% in fiscal 2019.

Net Interest Income.  Net interest income decreased $1.8 million, or 5%, to $36.4 million in fiscal 2020 from $38.2 million in fiscal 2019. This decrease resulted from a decrease in the net interest margin and, to a lesser extent, a decrease in the average balance of interest-earning assets. The net interest margin decreased 11 basis points to 3.36% in fiscal 2020 from 3.47% in fiscal 2019, due to an 11 basis point decrease in the average yield on interest-earning assets, partially offset by a one basis point decrease in the average cost of interest-bearing liabilities. The average balance of interest-earning assets decreased $17.9 million, or 2%, to $1.08 billion in fiscal 2020 from $1.10 billion in fiscal 2019.

Interest Income.  Total interest income decreased $1.9 million, or 4%, to $42.5 million for fiscal 2020 from $44.4 million for fiscal 2019. The decrease was primarily due to lower interest income on loans receivable and interest-earning deposits and lower cash dividends from FHLB – San Francisco stock.

Interest income on loans receivable decreased $947,000, or 2%, to $39.1 million in fiscal 2020 from $40.1 million in fiscal 2019. This decrease was attributable to both a lower average loan yield and average loan balance. The weighted average loan yield during fiscal 2020 decreased five basis points to 4.28% from 4.33% in fiscal 2019, due primarily to the decrease in market interest rates resulting from the decline in the general economic conditions impacted by the COVID-19 pandemic. The average balance of loans receivable (including loans held for sale in fiscal 2019) decreased $10.6 million, or 1%, to $915.4 million during fiscal 2020 from $926.0 million during fiscal 2019. There were no loans held for sale in fiscal 2020. The average balance of loans held for sale in fiscal 2019 was $46.3 million with the weighted average yield of 4.69%.

Interest income from investment securities increased $78,000, or 4%, to $2.1 million in fiscal 2020 from $2.0 million in fiscal 2019. This increase was primarily a result of an increase in the average yield, partly offset by a decrease in the average balance.  The average yield on investment securities increased 35 basis points to 2.44% during fiscal 2020 from 2.09% during fiscal 2019. The increase in the average yield of investment securities was primarily attributable to the upward repricing of adjustable rate mortgage-backed securities during the first half of fiscal 2020 and a lower premium amortization resulting from lower principal payments, partly offset by the purchase of new investment securities during the second half of fiscal 2020 with a lower average yield than the existing portfolio. The average balance of investment securities decreased $11.1 million, or 11%, to $86.8 million in fiscal 2020 from $97.9 million in fiscal 2019 as a result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by the new purchases of investment securities. During fiscal 2020, the Bank purchased $55.9 million of mortgage-backed securities with a weighted average yield of 1.16% and did not sell any investment securities.

During fiscal 2020, the Bank received $534,000 of cash dividends from its FHLB - San Francisco stock, a decrease of $173,000 or 24% from the $707,000 of cash dividends received in fiscal 2019.  The decrease in cash dividends was due primarily to a special cash dividend of $133,000 received in the second quarter of fiscal 2019 that was not replicated in fiscal 2020, and as a result, the average yield decreased 207 basis points to 6.55% in fiscal 2020 from 8.62% in fiscal 2019.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, decreased $880,000, or 57%, to $657,000 in fiscal 2020 from $1.5 million in fiscal 2019, due to a lower average yield, partly offset by a higher average balance. The average yield decreased 134 basis points to 0.90% in fiscal 2020 from 2.24% in fiscal 2019, resulting from decreases in the targeted federal funds interest rate.  The average balance of interest-earning deposits increased $4.0 million, or 6%, to $71.8 million in fiscal 2020 from $67.8 million in fiscal 2019.

Interest Expense.  Total interest expense for fiscal 2020 was $6.1 million as compared to $6.2 million for fiscal 2019, a decrease of $153,000, or 2%.  This decrease was primarily attributable to a lower interest expense on deposits, particularly in time deposits, partly offset by a higher interest expense on borrowings. The average balance of interest-bearing liabilities decreased $17.7 million or 2% to $972.0 million during fiscal 2020 as compared to $989.7 million during fiscal 2019. This decrease was attributable to a decline in the average balance of deposits, partly offset by an increase in the average balance of borrowings. The average cost of interest-bearing liabilities was 0.62% during fiscal 2020, down one basis point from 0.63% during fiscal 2019.

Interest expense on deposits for fiscal 2020 was $2.9 million as compared to $3.4 million for fiscal 2019, a decrease of $438,000, or 13%.  The decrease in interest expense on deposits was primarily attributable to a lower average balance, particularly time deposits. The average balance of deposits decreased $36.0 million, or 4%, to $844.1 million during fiscal 2020 from $880.1 million during fiscal 2019. The average balance of time deposits decreased by $34.1 million, or 15%, to $186.3 million in fiscal 2020 from $220.4 million in fiscal 2019. The decrease in the average balance of time deposits was much larger than the decrease in the average balance of transaction accounts, consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates. The average balance of transaction accounts decreased $1.9 million to $657.8 million in fiscal 2020 from $659.7 million in fiscal 2019. The average balance of transaction accounts to total deposits in the fiscal 2020 was 78%, compared to 75% in fiscal 2019. The average cost of deposits decreased three basis points to 0.35% in fiscal 2020 from 0.38% in fiscal 2019. The average cost of transaction accounts was 0.14% in fiscal 2020, down one basis point from 0.15% in fiscal 2019; while the average cost of time deposits in fiscal 2020 was 1.09%, up one basis point, from 1.08% in fiscal 2019.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2020 increased $285,000, or 10%, to $3.1 million as compared to $2.8 million in fiscal 2019.  The increase in interest expense on borrowings was due primarily to a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased $18.3 million, or 17%, to $127.9 million during fiscal 2020 from $109.6 million during fiscal 2019. The average cost of borrowings decreased to 2.43% in fiscal 2020 from 2.58% in fiscal 2019, a decrease of 15 basis points. The decrease in the average cost of borrowings was primarily due to new borrowings with a lower average cost in fiscal 2020.

Provision (Recovery) for Loan Losses.  During fiscal 2020, the Corporation recorded a provision for loan losses of $1.1 million, as compared to a $475,000 recovery from the allowance for loan losses during fiscal 2019. The provision for loan losses in fiscal 2020 was primarily due to a qualitative component established in the allowance for loan losses methodology in response to the COVID-19 pandemic and its continued and forecasted adverse economic impact. The allowance for loan losses increased $1.2 million, or 17%, to $8.3 million at June 30, 2020 from $7.1 million at June 30, 2019.

Non-performing assets (net of the collectively evaluated allowances and individually evaluated allowances), with underlying collateral primarily located in Southern California, decreased $1.3 million or 21% to $4.9 million, or 0.42% of total assets, at June 30, 2020, compared to $6.2 million, or 0.57% of total assets, at June 30, 2019.  Non-performing loans at June 30, 2020 were $4.9 million, comprised of 18 single-family loans ($4.9 million) and one commercial business loan ($31,000).  There was no REO at June 30, 2020 and 2019.  As of June 30, 2020, 33%, or $1.6 million of non-performing loans have a current payment status. Net loan recoveries in fiscal 2020 were $70,000 or 0.01% of average loans receivable, compared to net loan recoveries of $166,000 or 0.02% of average loans receivable in fiscal 2019.

Classified assets at June 30, 2020 were $14.1 million, comprised of $8.6 million in the special mention category, $5.5 million in the substandard category and no outstanding REO.  Classified assets at June 30, 2019 were $16.2 million, comprised of $8.6 million in the special mention category, $7.6 million in the substandard category and no outstanding REO. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

For the fiscal year ended June 30, 2020, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; one loan was upgraded to the pass category; two loans were paid off; and no loans were converted to real estate owned.  For the fiscal year ended June 30, 2019, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; three loans were upgraded to the pass category; one loan was paid off; and no loans were converted to real estate owned. The outstanding balance of restructured loans at June 30, 2020 was $2.6 million (eight loans), down 32 percent from $3.8 million (eight loans) at June 30, 2019. As of June 30, 2020, all restructured loans were classified as substandard on non-accrual status.  As of June 30, 2020, 44%, or $1.2 million of the restructured loans have a current payment status, consistent with their modified payment terms.  During fiscal 2020, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

The allowance for loan losses was $8.3 million at June 30, 2020, or 0.91% of gross loans held for investment, compared to $7.1 million, or 0.80% of gross loans held for investment at June 30, 2019.  The allowance for loan losses at June 30, 2020 includes $100,000 of individually evaluated allowances, compared to $130,000 of individually evaluated allowances at June 30, 2019.    Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2020.  For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment portfolio and upon management's continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions (recoveries) for loan losses are charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the loans held for investment.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank's loans held for investment, will not request the Bank to significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory and other conditions beyond the control of the Bank, including as a result of the COVID-19 pandemic.

Non-Interest Income.  Total non-interest income decreased $8.0 million, or 64%, to $4.5 million in fiscal 2020 from $12.5 million in fiscal 2019. The decrease was primarily attributable to the decrease in the gain on sale of loans.

The net gain on sale of loans decreased $7.3 million, or 102%, to a net loss of $132,000 for fiscal 2020 from a net gain of $7.1 million in fiscal 2019. The net loss in fiscal 2020 was primarily attributable to loan sale premium refunds from the early payoff of loans previously sold. There was no loan sale volume in fiscal 2020, as compared to $410.7 million during fiscal 2019 with an average loan sale margin of 1.73 percent.

Deposit account fees decreased $318,000, or 16%, to $1.6 million for fiscal 2020 from $1.9 million in fiscal 2019, due primarily to certain fees that were waived related to accounts impacted by the COVID-19 pandemic.

Loan servicing and other fees decreased $232,000, or 22%, to $819,000 for fiscal 2020 from $1.1 million in fiscal 2019. The decrease was attributable primarily to a lower fair value gain on loans held for investment at fair value in fiscal 2020 in comparison to fiscal 2019.

Non-Interest Expense.  Total non-interest expense in fiscal 2020 was $28.9 million, a decrease of $16.3 million, or 36%, as compared to $45.2 million in fiscal 2019. The decrease in non-interest expense was primarily attributable to decreases in salaries and employee benefits expense, premises and occupancy expenses, equipment expense and other operating expenses.

Salaries and employee benefits expense decreased $11.2 million, or 37%, to $18.9 million in fiscal 2020 from $30.1 million in fiscal 2019. The decrease in salaries and employee benefits was primarily due to fewer employees and incentive payments consistent with the scaling back of saleable single-family mortgage loan originations. The salaries and employee benefits expense in fiscal 2019 includes approximately $11.4 million of salaries and employee benefits expenses related to the staffing associated with saleable single-family loan originations, which includes $1.7 million of one-time costs associated with staff reductions. There were no loans originated for sale in fiscal 2020, as compared to $467.1 million in fiscal 2019; while total loans originated and purchased for investment in fiscal 2020 was $248.1 million, up 45% from $171.2 million in fiscal 2019.

Total premises and occupancy expense decreased $1.5 million, or 30%, to $3.5 million in fiscal 2020 from $5.0 million in fiscal 2019. The decrease in both premises and occupancy expenses and equipment expense was due primarily to the closure of 10 loan production offices and one retail banking center resulting in lower office rents and depreciation of furniture and fixtures, consistent with the Corporation’s business decision to scale back the saleable single-family mortgage loan originations. In addition fiscal 2019 included $337,000 of non-recurring charges related to accelerated lease expenses and depreciation of furniture and fixtures.

Total equipment expense decreased $1.4 million, or 56%, to $1.1 million in fiscal 2020 from $2.5 million in fiscal 2019.  The decrease was primarily attributable to lower equipment depreciation and $758,000 of non-recurring charges in fiscal 2019 related to termination, charge-off, or modification of data processing and other contractual arrangements, consistent with the Corporation’s business decision to scale back the saleable single-family mortgage loan originations.

Other non-interest expense decreased $1.1 million, or 27%, to $3.0 million in fiscal 2020 from $4.1 million in fiscal 2019. The decrease was primarily attributable to lower expenses related to reduced loan originations and a $296,000 reversion of a previously recognized legal settlement expense.

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

The provision for income taxes was $3.2 million for fiscal 2020, representing an effective tax rate of 29.5%, as compared to $1.5 million in fiscal 2019, representing an effective tax rate of 25.4%.

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
	Year Ended June 30,
	2020			2019			2018
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net(1)	$915,353	$39,145	4.28%	$926,003	$40,092	4.33%	$986,815	$40,016	4.06%
Investment securities	86,761	2,120	2.44%	97,870	2,042	2.09%	90,719	1,344	1.48%
FHLB – San Francisco stock	8,155	534	6.55%	8,199	707	8.62%	8,126	568	6.99%
Interest-earning deposits	71,766	657	0.90%	67,816	1,537	2.24%	53,438	784	1.45%

Total interest-earning assets	1,082,035	42,456	3.92%	1,099,888	44,378	4.03%	1,139,098	42,712	3.75%

Non interest-earning assets	31,720			30,778			32,905

Total assets	$1,113,755			$1,130,666			$1,172,003

Interest-bearing liabilities:
Checking and money market accounts(2)	$396,399	424	0.11%	$381,790	428	0.11%	$372,781	407	0.11%
Savings accounts	261,432	496	0.19%	277,896	572	0.21%	290,959	595	0.20%
Time deposits	186,317	2,023	1.09%	220,432	2,381	1.08%	251,604	2,493	0.99%

Total deposits	844,148	2,943	0.35%	880,118	3,381	0.38%	915,344	3,495	0.38%

Borrowings	127,882	3,112	2.43%	109,558	2,827	2.58%	113,984	2,917	2.56%

Total interest-bearing liabilities	972,030	6,055	0.62%	989,676	6,208	0.63%	1,029,328	6,412	0.62%

Non interest-bearing liabilities	18,968			19,288			19,392

Total liabilities	990,998			1,008,964			1,048,720

Stockholders’ equity	122,757			121,702			123,283
Total liabilities and stockholders’ equity	$1,113,755			$1,130,666			$1,172,003

Net interest income		$36,401			$38,170			$36,300

Interest rate spread(3)			3.30%			3.40%			3.13%
Net interest margin(4)			3.36%			3.47%			3.19%
Ratio of average interest- earning assets to average interest-bearing liabilities			111.32%			111.14%			110.66%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $1.1 million, $1.2 million and $1.1 million for the years ended June 30, 2020, 2019 and 2018, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $90.0 million, $84.1 million and $79.9 million in fiscal 2020, 2019 and 2018, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

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
	Year Ended June 30, 2020 Compared To Year Ended June 30, 2019 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$(491)	$(461)	$5	$(947)
Investment securities	349	(232)	(39)	78
FHLB – San Francisco stock	(170)	(4)	1	(173)
Interest-earning deposits	(915)	88	(53)	(880)
Total net change in income on interest-earning assets	(1,227)	(609)	(86)	(1,922)

Interest-bearing liabilities:
Checking and money market accounts	—	8	(12)	(4)
Savings accounts	(44)	(35)	3	(76)
Time deposits	14	(369)	(3)	(358)
Borrowings	(161)	474	(28)	285
Total net change in expense on interest-bearing liabilities	(191)	78	(40)	(153)
Net (decrease) increase in net interest income	$(1,036)	$(687)	$(46)	$1,769

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

Liquidity and Capital Resources

The Corporation's primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, proceeds from FHLB - San Francisco advances, and access to the discount window facility at the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank has been the origination and purchase of loans held for investment and, prior to fiscal 2020, loans held for sale. During the fiscal years ended June 30, 2020 and 2019, the Bank originated loans in the amounts of $106.0 million and $587.3 million, respectively, of which $467.1 million were originated for sale in fiscal 2019.  In addition, the Bank purchased loans held for investment from other financial institutions in fiscal 2020 and 2019 in the amounts of $142.1 million and $51.1 million, respectively.  There were no loans sold in fiscal 2020, as compared to $559.0 million in fiscal 2019.  At June 30, 2020 and 2019, the Bank had loan origination commitments totaling $13.6 million and $4.3 million, respectively, with undisbursed loan funds of $4.0 million and $6.6 million, respectively.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2020 and 2019, the net increase (decrease) in deposits was $51.7 million and $(66.3) million, respectively.  On June 30, 2020, time deposits that are scheduled to mature in one year or less were $90.6 million.  Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2020, total cash and cash equivalents were $116.0 million, or 9.9% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2020, the remaining financing availability at FHLB - San Francisco was $228.1 million and the remaining available collateral was $351.5 million.  In addition, the Bank has secured a $94.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $100.4 million.  The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2021.  As of June 30, 2020, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2020 increased to 23.1% from 20.7% during the same quarter ended June 30, 2019.  The increase in the liquidity ratio was due primarily to the increase in average qualifying liquid assets, partly offset by the smaller increase in average liquidity base during the quarter ended June 30, 2020 in comparison to the quarter ended June 30, 2019.  The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco, Federal Reserve Bank of San Francisco and its correspondent bank.

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

At June 30, 2020, the Bank exceeded all regulatory capital requirements.  Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for Common Equity Tier 1 ("CET1") Capital, 8.0% for Tier 1 Capital and 10.0% for Total Capital are required to be deemed “well capitalized.” As of June 30, 2020, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 10.1%, 17.5%, 17.5% and 18.8%, respectively.

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

Impact of New Accounting Pronouncements

Various elements of the Corporation's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to gain an understanding of the financial statements of the Corporation.  These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan losses, the estimated fair value of derivative financial instruments and the valuation of mortgage servicing rights and real estate owned.  These policies and judgments, estimates and assumptions are described in greater detail in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled “Organization and Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these accounting policies, changes to the judgments, estimates and assumptions used could result in material differences in the results of operations or financial condition.

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

Interest Rate Risk.  One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation, through the Corporation's Asset-Liability Committee, has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions. In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short-average life. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB - San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.  For additional information, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of June 30, 2020, the targeted federal funds rate range was 0.00% to 0.25%, making an immediate change of minus 200 basis points or more improbable.

The following table sets forth as of June 30, 2020 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change(1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets(2)	Sensitivity Measure(3)
+300 bp	$257,269	$112,645	$1,308,513	19.66%	+773 bp
+200 bp	$226,594	$81,970	$1,283,155	17.66%	+573 bp
+100 bp	$191,278	$46,654	$1,253,317	15.26%	+333 bp
-	$144,624	$—	$1,212,307	11.93%	-
-100 bp	$125,871	$(18,753)	$1,191,392	10.57%	-136 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2020 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2020 and 2019:
	At June 30, 2020	At June 30, 2019
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.93%	11.80%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.57%	10.67%
Sensitivity Measure: Change in NPV Ratio	-136 bp	-113 bp

The pre-shock NPV ratio increased 13 basis points to 11.93 percent at June 30, 2020 from 11.80 percent at June 30, 2019 while the post-shock NPV ratio decreased 10 basis points to 10.57 percent at June 30, 2020 from 10.67 percent at June 30, 2019.  The increase of the NPV ratios was primarily attributable to net income in fiscal 2020 and a higher net valuation of total assets in comparison to total liabilities, partly offset by a $7.5 million cash dividend distribution from the Bank to the Corporation in September 2019.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of June 30, 2020:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of June 30, 2020
(Dollars In Thousands)	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$110,712	$—	$—	$5,322	$116,034
Investment securities	22,294	—	—	101,050	123,344
Loans held for investment	295,447	237,795	276,372	93,182	902,796
FHLB - San Francisco stock	7,970	—	—	—	7,970
Other assets	3,271	—	—	23,422	26,693
Total assets	439,694	237,795	276,372	222,976	1,176,837

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	118,771	118,771
Checking deposits - interest bearing	43,569	87,139	87,139	72,616	290,463
Savings deposits	54,754	109,508	109,507	—	273,769
Money market deposits	19,995	19,994	—	—	39,989
Time deposits	90,576	59,932	18,534	935	169,977
Borrowings	30,000	61,047	50,000	—	141,047
Other liabilities	345	—	—	18,500	18,845
Stockholders' equity	—	—	—	123,976	123,976
Total liabilities and stockholders' equity	239,239	337,620	265,180	334,798	1,176,837

Repricing gap positive (negative)	$200,455	$(99,825)	$11,192	$(111,822)	$—
Cumulative repricing gap:
Dollar amount	$200,455	$100,630	$111,822	$—	$—
Percent of total assets	17%	9%	10%	—%	—%

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:
•	The Corporation’s current balance sheet and repricing characteristics;
•	Forecasted balance sheet growth consistent with the business plan;
•	Current interest rates and yield curves and management estimates of projected interest rates;
•	Embedded options, interest rate floors, periodic caps and lifetime caps;
•	Repricing characteristics for market rate sensitive instruments;
•	Loan, investment, deposit and borrowing cash flows;
•	Loan prepayment estimates for each type of loan; and
•	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at June 30, 2020 and 2019:
At June 30, 2020		At June 30, 2019
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	15.11%	+300 bp	6.85%
+200 bp	9.95%	+200 bp	4.39%
+100 bp	5.25%	+100 bp	2.36%
-100 bp	(0.05)%	-100 bp	(3.63)%

At June 30, 2020 and 2019, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)  An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2020 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that, as of June 30, 2020, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2020.  Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2020.

Date: September 4, 2020

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

Nominating Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to its Board of Directors since last disclosed to shareholders.

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2020:
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan:
Stock Options	33,500	$15.69		—
Restricted Stock	1,500	N/A		—
2010 Equity Incentive Plan:
Stock Options	312,000	$12.14		—
Restricted Stock	6,750	N/A		—
2013 Equity Incentive Plan:
Stock Options	209,000	$16.70		57,500
Restricted Stock	217,250	N/A		51,250

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	780,000	$14.07	(1)	108,750

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

3.1 (b)	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on December 1, 2014)

4.1	Form of Certificate of Provident's Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996))

4.2	Description of Capital Stock of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 7, 2009)

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

13	2020 Annual Report to Stockholders

14.0
Code of Ethics for the Corporation’s directors, officers and employees (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.myprovident.com in the section titled About: Investor Relations.

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

101
The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 4, 2020	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 4, 2020
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 4, 2020
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 4, 2020
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 4, 2020
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 4, 2020
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 4, 2020
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	September 4, 2020
Roy H. Taylor

/s/ William E. Thomas	Director	September 4, 2020
William E. Thomas

Provident Financial Holdings, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Provident Financial Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with  accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/Deloitte & Touche LLP
Costa Mesa, California
September 4, 2020
We have served as the Corporation's auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)	June 30, 2020	June 30, 2019
Assets
Cash and cash equivalents	$116,034	$70,632
Investment securities - held to maturity, at cost	118,627	94,090
Investment securities – available for sale, at fair value	4,717	5,969
Loans held for investment, net of allowance for loan losses of $8,265 and $7,076, respectively; includes $2,258 and $5,094 of loans held at fair value, respectively)	902,796	879,925
Accrued interest receivable	3,271	3,424
Federal Home Loan Bank (“FHLB”) – San Francisco stock	7,970	8,199
Premises and equipment, net	10,254	8,226
Prepaid expenses and other assets	13,168	14,385

Total assets	$1,176,837	$1,084,850

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$118,771	$90,184
Interest-bearing deposits	774,198	751,087
Total deposits	892,969	841,271

Borrowings	141,047	101,107
Accounts payable, accrued interest and other liabilities	18,845	21,831
Total liabilities	1,052,861	964,209

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value (40,000,000 shares authorized; 18,097,615 and 18,081,365 shares issued; 7,436,315 and 7,486,106 shares outstanding, respectively)	181	181
Additional paid-in capital	95,593	94,351
Retained earnings	194,345	190,839
Treasury stock at cost (10,661,300 and 10,595,259 shares, respectively)	(166,247)	(164,891)
Accumulated other comprehensive income, net of tax	104	161

Total stockholders’ equity	123,976	120,641

Total liabilities and stockholders’ equity	$1,176,837	$1,084,850

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2020	2019
Interest income:
Loans receivable, net	$39,145	$40,092
Investment securities	2,120	2,042
FHLB – San Francisco stock	534	707
Interest-earning deposits	657	1,537
Total interest income	42,456	44,378

Interest expense:
Deposits	2,943	3,381
Borrowings	3,112	2,827
Total interest expense	6,055	6,208

Net interest income	36,401	38,170
Provision (recovery) for loan losses	1,119	(475)
Net interest income, after provision (recovery) for loan losses	35,282	38,645

Non-interest income:
Loan servicing and other fees	819	1,051
(Loss) gain on sale of loans, net	(132)	7,135
Deposit account fees	1,610	1,928
Card and processing fees	1,454	1,568
Other	769	829
Total non-interest income	4,520	12,511

Non-interest expense:
Salaries and employee benefits(1)	18,913	30,149
Premises and occupancy(2)	3,465	5,038
Equipment expense(3)	1,129	2,474
Professional expense	1,439	1,864
Sales and marketing expense	773	980
Deposit insurance premium and regulatory assessments	227	590
Other	2,954	4,141
Total non-interest expense	28,900	45,236

Income before income taxes	10,902	5,920
Provision for income taxes	3,213	1,503
Net income	$7,689	$4,417
Basic earnings per share	$1.03	$0.59
Diluted earnings per share	$1.01	$0.58
Cash dividends per share	$0.56	$0.56

(1)	Includes $1.7 million of non-recurring expenses related to scaling back origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019.
(2)	Includes $0.3 million of non-recurring expenses related to scaling back the origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019.
(3)	Includes $0.8 million of non-recurring expenses related to scaling back the origination of saleable single-family mortgage loans for the fiscal year ended June 30, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2020	2019
Net income	$7,689	$4,417

Change in unrealized holding losses on securities available for sale and interest-only strips	(81)	(70)
Reclassification of losses to net income	—	—
Other comprehensive loss, before income tax benefit	(81)	(70)
Income tax benefit	(24)	(21)
Other comprehensive loss	(57)	(49)
Total comprehensive income	$7,632	$4,368

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Compre- hensive Income (Loss),
(In Thousands, Except Share Information)	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2018	7,421,426	$181	$94,957	$190,616	$(165,507)	$210	$120,457

Net income				4,417			4,417
Other comprehensive loss						(49)	(49)
Purchase of treasury stock (1)	(73,070)				(1,412)		(1,412)
Distribution of restricted stock	89,500						—
Amortization of restricted stock			515				515
Award of restricted stock			(2,028)		2,028		—
Exercise of stock options	48,250		553				553
Stock options expense			354				354
Cash dividends(2)				(4,194)			(4,194)
Balance at June 30, 2019	7,486,106	$181	$94,351	$190,839	$(164,891)	$161	$120,641

Net income				7,689			7,689
Other comprehensive loss						(57)	(57)
Purchase of treasury stock	(66,041)				(1,283)		(1,283)
Forfeiture of restricted stock			73		(73)		—
Amortization of restricted stock			873				873
Exercise of stock options	16,250		215				215
Stock options expense			81				81
Cash dividends(2)				(4,183)			(4,183)
Balance at June 30, 2020	7,436,315	$181	$95,593	$194,345	$(166,247)	$104	$123,976

(1)	Includes the purchase of 21,071 shares of distributed restricted stock in fiscal 2019 in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.56 per share were paid in both fiscal 2020 and 2019.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2020	2019
Cash flows from operating activities:
Net income	$7,689	$4,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,391	3,075
Provision (recovery) for loan losses	1,119	(475)
Loss (gain) on sale of loans, net	132	(7,135)
Stock-based compensation	954	869
Provision for deferred income taxes	552	650
(Decrease) increase in accounts payable, accrued interest and other liabilities	(3,086)	1,865
(Increase) decrease in prepaid expenses and other assets	(2,797)	765
Loans originated for sale	—	(467,094)
Proceeds from sale of loans	—	570,154
Net cash provided by operating activities	7,954	107,091

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(25,108)	22,479
Purchase of investment securities - held to maturity	(56,262)	(40,682)
Maturity of investment securities - held to maturity	400	800
Principal payments from investment securities - held to maturity	30,890	32,765
Principal payments from investment securities - available for sale	1,173	1,463
Proceeds from redemption of FHLB – San Francisco stock	229	—
Proceeds from sale of real estate owned	—	915
Purchase of premises and equipment	(229)	(449)
Net cash (used for) provided by investing activities	(48,907)	17,291

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2020	2019
Cash flows from financing activities:
Increase (decrease) in deposits, net	51,698	(66,327)
Proceeds from long-term borrowings	30,007	—
Repayments of long-term borrowings	(67)	(10,056)
Proceeds (repayments) of short-term borrowings, net	10,000	(15,000)
Treasury stock purchases	(1,283)	(1,412)
Proceeds from exercise of stock options	215	553
Withholding taxes on stock-based compensation	(32)	(615)
Cash dividends	(4,183)	(4,194)
Net cash provided by (used for) financing activities	86,355	(97,051)

Net increase in cash and cash equivalents	45,402	27,331
Cash and cash equivalents at beginning of year	70,632	43,301
Cash and cash equivalents at end of year	$116,034	$70,632
Supplemental information:
Cash paid for interest	$6,056	$6,221
Cash paid for income taxes	$775	$1,555
Transfer of loans held for sale to held for investment	$1,085	$1,909

The accompanying notes are an integral part of these consolidated financial statements.

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

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

Use of estimates
The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”).  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the loan repurchase reserve, the valuation of investment securities, the valuation of loans held for investment at fair value, deferred tax assets, loan servicing assets, real estate owned and deferred compensation costs.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and the Bank.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at the Federal Reserve Bank – San Francisco and correspondent banks.

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
June 30, 2020

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

Loans held for investment
Loans held for investment consist of long-term adjustable rate loans secured by first trust deeds on single-family residences.  Additionally, multi-family and commercial real estate loans secured by commercial property, land and other residential properties have become a substantial part of loans held for investment and comprised 66% and 63% of total loans held for investment at June 30, 2020 and 2019, respectively. These loans are generally offered to customers and businesses located in California.

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
June 30, 2020

flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.

Loans originated and held for sale
Mortgage loans are originated for both investment and sale to the secondary market.  Since the Corporation is primarily a single-family adjustable-rate mortgage (“ARM”) lender for its own loan portfolio, fixed-rate loans are originated for sale to institutional investors. Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in (a) Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and Orange, Los Angeles, San Diego and other surrounding counties and (b) Northern California, primarily Alameda, Placer, San Luis Obispo and other surrounding counties.  The loans have been hedged with loan sale commitments, TBA MBS trades and option contracts.  The loan sale settlement period is generally between 20 to 30 days from the date of the loan funding. On February 4, 2019, the Corporation announced that it was its best interests to scale back the saleable single-family mortgage loan originations and focus on increasing the portfolio single-family mortgage loans.

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

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2020, the Bank serviced $7.4 million of loans under this program and has established a recourse liability of $70,000 as compared to $9.7 million of loans serviced and a recourse liability of $50,000 at June 30, 2019.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the years ended June 30, 2020 and 2019, the Bank repurchased $1.1 million and $948,000 of single-family loans, respectively.  No other repurchase requests, which did not result in the repurchase of the loan itself, were settled in fiscal 2020 and 2019.  In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $200,000 for loans sold to other investors as of both, June 30, 2020 and 2019.

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Activity in the recourse liabilities for the years ended June 30, 2020 and 2019 was as follows:
	For Year Ended June 30,
(In Thousands)	2020	2019
Balance, beginning of year	$250	$283
Recourse reserve (recovery)	20	(33)
Balance, end of the year	$270	$250

The Bank is obligated to refund loan sale premiums to investors when a loan pays off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds in fiscal 2020 and 2019 were $78,000 and $96,000, respectively.   The Bank has no estimated liability for future loan sale premium refunds at June 30, 2020, as compared to $25,000 at June 30, 2019.

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

Loans in forbearance
On March 27, 2020, the CARES Act was signed into law and on April 7, 2020, the Board of Governors of the Federal Reserve System, FDIC, National Credit Union Administration, OCC and consumer Financial Protection Bureau issued Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”). Among other things, the CARES Act and Interagency Statement provided relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing. For commercial and consumer customers, the Corporation has provided relief options, including payment deferrals and fee waivers.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

After the payment deferral period, normal loan payments will once again become due and payable. The forbearance amount will be due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

in full at an earlier date. The Corporation believes the steps we are taking are necessary to effectively manage its portfolio and assist the borrowers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

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

Non-performing loans
The Corporation assesses loans individually and classifies as non-performing loans when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectability of principal and interest, even though the loans may currently be performing.  Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions.  The

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Corporation measures each non-performing loan based on ASC 310, establishes a collectively evaluated or individually evaluated allowance and charges off those loans or portions of loans deemed uncollectible.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.  The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of June 30, 2020 and 2019, the estimated deferred tax asset was $3.0 million and $3.5 million, respectively, and presented in prepaid expenses and other assets. The Corporation maintains net deferred tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains, among other items.  The decrease in the net deferred tax asset resulted primarily from a decline in litigation reserves and an increase in deferred loan costs, partly offset by increases in loan loss reserves and deferred compensation. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2020 or 2019.

Bank owned life insurance (“BOLI”)
ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Corporation adopted ASC 715-60-35 using the latter option, i.e., based on the future death benefit.  The Bank purchases BOLI policies on the lives of certain executive officers while they are employed by the Bank and is the owner and beneficiary of the policies.  The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs.  The Bank records these BOLI policies within prepaid expenses and other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with net changes recorded in other non-interest income in the Consolidated Statements of Operations.

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

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2020, a total of 66,041 shares of common stock were purchased at an average cost of $19.43 per share. As of June 30, 2020, a total of 371,815 shares remain available for future repurchase pursuant to the Corporation’s April 2020 stock repurchase plan.

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

Stock-based compensation
ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Stock-based

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

compensation expense, inclusive of restricted stock expense, recognized in the consolidated statements of operations for the years ended June 30, 2020 and 2019 was $954,000 and $869,000, respectively.

Employee Stock Ownership Plan ("ESOP")
The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date.  A total of $873,000 and $515,000 of restricted stock expense was amortized during fiscal 2020 and 2019, respectively.

Post-retirement benefits
The estimated obligation for post-retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition.  Effective July 1, 2003, the Corporation discontinued the post -retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2020 and 2019, the accrued liability for post-retirement benefits was $184,000 and $196,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

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

Accounting standard updates (“ASU”)

ASU 2016-02:
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, “Leases (Topic 842).” This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts With Customers. The new leases standard represents a wholesale change to lease accounting requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. This ASU was effective for annual periods

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein, early adoption was permitted. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which allowed entities the option of initially applying the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU 2019-01, Codification Improvements. The amendments in this ASU included the following items: (i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (ii) requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities; and (iii) clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items of ASU 2019-01 were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The effective date and transition requirements for the third item of ASU 2019-01 were the same as ASU 2016-02. The adoption of this ASU did not have a material impact on the Corporation’s Consolidated Financial Statements. See Note 5 of the Notes to Consolidated Financial Statements for additional discussion.

ASU 2016-13:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02 and March 2020, ASU 2020-03, all of which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB also issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” extending the adoption date for certain registrants, including the Corporation. These ASUs will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is evaluating its current expected loss methodology of its loan and investment portfolios to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to its allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings upon adoption. The Corporation is in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio to ensure the Corporation is fully compliant with these ASUs at the adoption date and is evaluating the potential impact adoption that these ASUs will have on the Corporation’s Consolidated Financial Statements. Once adopted, the Corporation anticipates the allowance for loan losses to increase through a one‑time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential increase will be unknown.

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

ASU 2020-04:
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract re-measurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is in the process of compiling data on the impact of reference rate reform and has not determined the impact of the adoption of this ASU on its consolidated financial statements.

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2020 and 2019 were as follows:
June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$115,763	$2,636	$(45)	$118,354	$115,763
U.S. SBA securities(1)	2,064	—	(17)	2,047	2,064
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$118,627	$2,636	$(62)	$121,201	$118,627

Available for sale
U.S. government agency MBS	$2,823	$120	$—	$2,943	$2,943
U.S. government sponsored enterprise MBS	1,556	21	—	1,577	1,577
Private issue CMO(2)	204	—	(7)	197	197
Total investment securities - available for sale	$4,583	$141	$(7)	$4,717	$4,717
Total investment securities	$123,210	$2,777	$(69)	$125,918	$123,344

(1)	Small Business Administration ("SBA").
(2)	Collateralized Mortgage Obligations (“CMO”).

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$90,394	$1,289	$(14)	$91,669	$90,394
U.S. SBA securities	2,896	—	(6)	2,890	2,896
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$94,090	$1,289	$(20)	$95,359	$94,090

Available for sale
U.S. government agency MBS	$3,498	$116	$(1)	$3,613	$3,613
U.S. government sponsored enterprise MBS	1,998	89	—	2,087	2,087
Private issue CMO	261	8	—	269	269
Total investment securities - available for sale	$5,757	$213	$(1)	$5,969	$5,969
Total investment securities	$99,847	$1,502	$(21)	$101,328	$100,059

In fiscal 2020 and 2019, the Corporation received MBS principal payments of $32.1 million and $34.2 million, respectively and did not sell any investment securities.  The Corporation purchased mortgage-backed securities totaling $55.9 million and $39.9 million during fiscal 2020 and 2019, respectively.

As of June 30, 2020 and 2019, the Corporation held investments with an unrealized loss position of $69,000 and $21,000, respectively.
As of June 30, 2020	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$12,731	$45	$—	$—	$12,731	$45
U.S. SBA securities	—	$—	2,040	17	2,040	17
Total investment securities – held to maturity	$12,731	$45	$2,040	$17	$14,771	$62

Available for sale
Private issue CMO	$197	$7	$—	$—	$197	$7
Total investment securities – available for sale	$197	$7	$—	$—	$197	$7
Total investment securities	$12,928	$52	$2,040	$17	$14,968	$69

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

As of June 30, 2019	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$6,507	$8	$1,657	$6	$8,164	$14
U.S. SBA securities	—	$—	2,883	6	2,883	6
Total investment securities – held to maturity	$6,507	$8	$4,540	$12	$11,047	$20

Available for sale
U.S. government agency MBS	$289	$1	$—	$—	$289	$1
Total investment securities – available for sale	$289	$1	$—	$—	$289	$1
Total investment securities	$6,796	$9	$4,540	$12	$11,336	$21

As of June 30, 2020, the Corporation had investment securities with unrealized holding losses of $52,000 that were less than 12 months and $17,000 that were in an unrealized loss position for more than 12 months, as compared to investment securities at June 30, 2019 with unrealized holding losses of $9,000 that were less than 12 months and $12,000 that were in an unrealized loss position for more than 12 months. The unrealized loss at June 30, 2020 was attributable to two U.S. government sponsored enterprise MBS, one U.S. SBA security and three private issue CMOs and, based on the nature of the investments, management concluded that such unrealized losses were not other than temporary. The unrealized loss at June 30, 2019 was attributable to one U.S. government agency MBS, three U.S. government sponsored enterprise MBS and one U.S. SBA security, and based on the nature of the investments, management concluded that such unrealized losses were not other than temporary.  The Corporation does not believe that there was any OTTI at June 30, 2020 and 2019.  At each of these dates, the Corporation intended and had the ability to hold the investment securities and was not likely to be required to sell the securities before realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2020 and 2019 were as follows:

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

	June 30, 2020		June 30, 2019
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$800	$800	$400	$400
Due after one through five years	19,389	20,194	32,584	32,728
Due after five through ten years	50,895	52,315	35,306	36,090
Due after ten years	47,543	47,892	25,800	26,141
Total investment securities - held to maturity	$118,627	$121,201	$94,090	$95,359

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	4,583	4,717	5,757	5,969
Total investment securities - available for sale	$4,583	$4,717	$5,757	$5,969
Total investment securities	$123,210	$125,918	$99,847	$101,328

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2020 and 2019 :
(In Thousands)	June 30, 2020	June 30, 2019
Mortgage loans:
Single-family	$298,810	$324,952
Multi-family	491,903	439,041
Commercial real estate	105,235	111,928
Construction	7,801	4,638
Other	143	167
Commercial business loans	480	478
Consumer loans	94	134
Total loans held for investment, gross	904,466	881,338

Advance payments of escrows	68	53
Deferred loan costs, net	6,527	5,610
Allowance for loan losses	(8,265)	(7,076)
Total loans held for investment, net	$902,796	$879,925

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following table sets forth information at June 30, 2020 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 1% and 2% of loans held for investment at June 30, 2020 and June 30, 2019, respectively.  Adjustable rate loans having no stated repricing date that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.
	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$80,167	$54,690	$89,820	$65,902	$8,231	$298,810
Multi-family	161,881	156,014	157,783	16,069	156	491,903
Commercial real estate	48,343	27,542	29,010	—	340	105,235
Construction	6,041	—	—	—	1,760	7,801
Other	—	—	—	—	143	143
Commercial business loans	85	—	—	—	395	480
Consumer loans	94	—	—	—	—	94
Total loans held for investment, gross	$296,611	$238,246	$276,613	$81,971	$11,025	$904,466

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

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

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

▪	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:
	June 30, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$289,942	$488,126	$105,235	$6,098	$143	$445	$94	$890,083
Special Mention	3,120	3,777	—	1,703	—	—	—	8,600
Substandard	5,748	—	—	—	—	35	—	5,783
Total loans held for investment, gross	$298,810	$491,903	$105,235	$7,801	$143	$480	$94	$904,466

	June 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$314,036	$435,177	$111,001	$3,667	$167	$429	$134	$864,611
Special Mention	3,795	3,864	927	—	—	—	—	8,586
Substandard	7,121	—	—	971	—	49	—	8,141
Total loans held for investment, gross	$324,952	$439,041	$111,928	$4,638	$167	$478	$134	$881,338

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

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
June 30, 2020

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Year Ended June 30, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076
Provision (recovery) for loan losses	(156)	1,110	60	110	—	(2)	(3)	1,119
Recoveries	70	—	—	—	—	—	2	72
Charge-offs	(1)	—	—	—	—	—	(1)	(2)
Allowance for loan losses, end of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265

Allowance:
Individually evaluated for impairment	$96	$—	$—	$—	$—	$4	$—	$100
Collectively evaluated for impairment	2,526	4,329	1,110	171	3	20	6	8,165
Allowance for loan losses, end of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265

Gross Loans:
Individually evaluated for impairment	$3,371	$—	$—	$—	$—	$35	$—	$3,406
Collectively evaluated for impairment	295,439	491,903	105,235	7,801	143	445	94	901,060
Total loans held for investment, gross	$298,810	$491,903	$105,235	$7,801	$143	$480	$94	$904,466
Allowance for loan losses as a percentage of gross loans held for investment	0.88%	0.88%	1.05%	2.19%	2.10%	5.00%	6.38%	0.91%

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

	Year Ended June 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Allowance at beginning of period	$2,783	$3,492	$1,030	$47	$3	$24	$6	$7,385
Provision (recovery) for loan losses	(241)	(273)	20	14	—	—	5	(475)
Recoveries	198	—	—	—	—	2	—	200
Charge-offs	(31)	—	—	—	—	—	(3)	(34)
Allowance for loan losses, end of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076

Allowance:
Individually evaluated for impairment	$122	$—	$—	$—	$—	$8	$—	$130
Collectively evaluated for impairment	2,587	3,219	1,050	61	3	18	8	6,946
Allowance for loan losses, end of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076

Gross Loans:
Individually evaluated for impairment	$5,199	$—	$—	$971	$—	$49	$—	$6,219
Collectively evaluated for impairment	319,753	439,041	111,928	3,667	167	429	134	875,119
Total loans held for investment, gross	$324,952	$439,041	$111,928	$4,638	$167	$478	$134	$881,338
Allowance for loan losses as a percentage of gross loans held for investment	0.83%	0.73%	0.94%	1.32%	1.80%	5.44%	5.97%	0.80%

The following summarizes the components of the net change in the allowance for loan losses for the periods indicated:
	Year Ended June 30,
(In Thousands)	2020	2019
Balance, beginning of year	$7,076	$7,385
Provision (recovery) for loan losses	1,119	(475)
Recoveries	72	200
Charge-offs	(2)	(34)
Balance, end of year	$8,265	$7,076

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
June 30, 2020

dependent loans, current appraisals less costs to sell to establish realizable value.  This evaluation may identify a specific impairment amount needed or may conclude that no reserve is needed.  Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.
	At or For the Year Ended June 30, 2020
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$3,289	$—	$3,289	$(438)	$2,851	$1,541	$60
Without a related allowance(2)	2,509	(467)	2,042	—	2,042	2,572	119
Total single-family loans	5,798	(467)	5,331	(438)	4,893	4,113	179

Construction:
Without a related allowance(2)	—	—	—	—	—	271	20
Total construction loans	—	—	—	—	—	271	20

Commercial business loans:
With a related allowance	35	—	35	(4)	31	42	4
Total commercial business loans	35	—	35	(4)	31	42	4

Total non-performing loans	$5,833	$(467)	$5,366	$(442)	$4,924	$4,426	$203

(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

	At or For the Year Ended June 30, 2019
	Unpaid	Related			Net	Average	Interest
	Principal	Charge-offs	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$2,640	$—	$2,640	$(434)	$2,206	$1,583	$110
Without a related allowance(2)	3,518	(518)	3,000	—	3,000	4,301	293
Total single-family loans	6,158	(518)	5,640	(434)	5,206	5,884	403

Construction:
Without a related allowance(2)	971	—	971	—	971	664	—
Total construction loans	971	—	971	—	971	664	—

Commercial business loans:
With a related allowance	49	—	49	(8)	41	58	5
Total commercial business loans	49	—	49	(8)	41	58	5

Total non-performing loans	$7,178	$(518)	$6,660	$(442)	$6,218	$6,606	$408

(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

On March 27, 2020, the CARES Act was signed into law and on April 7, 2020, the Board of Governors of the Federal Reserve System, FDIC, National Credit Union Administration, OCC and consumer Financial Protection Bureau issued Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”). Among other things, the CARES Act and Interagency Statement provided relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing. For commercial and consumer customers, the Corporation has provided relief options, including payment deferrals and fee waivers.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

As of June 30, 2020, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed		Forbearance Remaining
(Dollars In Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Single-family loans	52	$21,470	4	$1,579	48	$19,891
Multi-family loans	3	1,592	—	—	3	1,592
Commercial real estate loans	2	1,071	—	—	2	1,071
Total loan forbearance	57	$24,133	4	$1,579	53	$22,554

As of June 30, 2020, loan forbearance outstanding balances are described below:

(Dollars In Thousands)	Number of Loans	Amount	% of Total Loans	Weighted Avg. LTV(1)	Weighted Avg. FICO(2)	Weighted Avg. Debt Coverage Ratio(3)		Weighted Avg. Forbearance Period Granted(4)
Single-family loans	48	$19,891	2.20%	64%	727	N/A		6.0
Multi-family loans	3	1,592	0.17%	41%	719	1.65	x	3.3
Commercial real estate loans(5)	2	1,071	0.12%	31%	755	1.36	x	3.5
Total loans in forbearance	53	$22,554	2.49%	61%	727	1.53	x	5.7

(1)	Current loan balance in comparison to the original appraised value.
(2)	At time of loan origination, borrowers and/or guarantors.
(3)	At time of loan origination.
(4)	In months.
(5)	Comprised of $579 thousand in Office and $493 thousand in Mixed Used – Office/Single-Family Residential.

In addition, as of June 30, 2020, the Bank had pending requests for payment relief for an additional seven single-family loans totaling approximately $2.6 million.

After the payment deferral period, normal loan payments will once again become due and payable. The forbearance amount will be due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable in full at an earlier date. The Corporation believes the steps we are taking are necessary to effectively manage its portfolio and assist the borrowers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

At June 30, 2020 and 2019, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing, except for one construction loan with undisbursed loan funds of $1.0 million at June 30, 2019.

During the fiscal years ended June 30, 2020 and 2019, the Corporation’s average investment in non-performing loans was $4.4 million and $6.6 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal year ended June 30, 2020, the Bank received $312,000 in interest payments from non-performing loans, of which $203,000 was recognized as interest income. The remaining $109,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the fiscal year ended June 30, 2019, the Bank received $574,000 in interest payments from non-performing

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

loans, of which $408,000 was recognized as interest income. The remaining $166,000 was applied to reduce the loan balances under the cost recovery method.

The following tables denote the past due status of the Corporation's loans held for investment, gross, at the dates indicated.
	June 30, 2020
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$293,326	$219	$5,265	$298,810
Multi-family	491,903	—	—	491,903
Commercial real estate	105,235	—	—	105,235
Construction	7,801	—	—	7,801
Other	143	—	—	143
Commercial business loans	445	—	35	480
Consumer loans	94	—	—	94
Total loans held for investment, gross	$898,947	$219	$5,300	$904,466

(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2019
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$318,671	$660	$5,621	$324,952
Multi-family	439,041	—	—	439,041
Commercial real estate	111,928	—	—	111,928
Construction	3,667	—	971	4,638
Other	167	—	—	167
Commercial business loans	429	—	49	478
Consumer loans	129	5	—	134
Total loans held for investment, gross	$874,032	$665	$6,641	$881,338

 (1)  All loans 90 days or greater past due are placed on non-accrual status.

For the fiscal year ended June 30, 2020, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; one loan was upgraded to the pass category; two loans were paid off; and no loans were converted to real estate owned.  For the fiscal year ended June 30, 2019, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; three loans were upgraded to the pass category; one loan was paid off; and no loans were converted to real estate owned.  During the fiscal years ended June 30, 2020 and 2019, no restructured loans

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2020, there were no restructured loans that were extended beyond the initial maturity of the modification; while in fiscal 2019, there was one restructured loan of $56,000 that was extended beyond the initial maturity of the modification.

As of June 30, 2020, the net outstanding balance of the Corporation’s eight restructured loans was $2.6 million, all were classified as substandard on non-accrual status.  As of June 30, 2020, $1.2 million, or 44 percent, of the restructured loans were current with respect to their payment status, consistent with modified terms. As of June 30, 2019, the net outstanding balance of the Corporation’s eight restructured loans was $3.8 million:  one was classified as special mention on accrual status ($437,000); one was classified as substandard on accrual status ($1.4 million); and six were classified as substandard on non-accrual status ($1.9 million).  As of June 30, 2019, $1.2 million, or 44 percent, of the restructured loans were current with respect to their payment status, consistent with modified terms. At both June 30, 2020 and June 30, 2019, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2020 and 2019 :
	At June 30,
(In Thousands)	2020	2019
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,612	$1,891
Commercial business loans	31	41
Total	2,643	1,932

Restructured loans on accrual status:
Mortgage loans:
Single-family	—	1,861
Total	—	1,861
Total restructured loans	$2,643	$3,793

 Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following tables show the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2020 and 2019:
	At June 30, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,650	$—	$1,650	$(108)	$1,542
Without a related allowance(2)	1,435	(365)	1,070	—	1,070
Total single-family	3,085	(365)	2,720	(108)	2,612

Commercial business loans:
With a related allowance	35	—	35	(4)	31
Total commercial business loans	35	—	35	(4)	31

Total restructured loans	$3,120	$(365)	$2,755	$(112)	$2,643

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
June 30, 2020

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers.  The following is a summary of related-party loan activity:
	Year Ended June 30,
(In Thousands)	2020	2019
Balance, beginning of year	$2	$677
Originations	—	—
Sales and payments	(1)	(675)
Balance, end of year	$1	$2

As of June 30, 2020 and 2019, all of the related-party loans were performing in accordance with their original contractual terms.

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:
	At June 30,
(In Thousands)	2020	2019
Loans serviced for Freddie Mac	$14,210	$18,613
Loans serviced for Fannie Mae	64,910	89,910
Loans serviced for FHLB – San Francisco	7,385	9,724
Loans serviced for other investors	—	1,989
Total loans serviced for others	$86,505	$120,236

MSA are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s Consolidated Statements of Operations, and the amortization of MSA is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2020 and 2019, the Corporation held borrowers’ escrow balances related to loans serviced for others of $377,000 and $539,000, respectively.

In estimating fair values of the MSA at June 30, 2020 and 2019, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 26.07% and 23.86%, respectively, and a weighted-average discount rate of 9.11% at both dates.  Management obtained CPR estimates from an independent third party and reviewed for reasonableness given current market data.  The discount rates were derived from market data.  The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $673,000 and a fair value of $382,000 at June 30, 2020.  This compares to the MSA at June 30, 2019 which had a carrying value of $925,000 and a fair value of $627,000.  An allowance may be recorded to adjust the carrying value of the MSA to the lower of cost or fair value.  As of June 30, 2020, a

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

total allowance of $291,000 was required for MSA, compared to a total allowance of $298,000 for MSA as of June 30, 2019. Total additions to the MSA during the years ended June 30, 2020 and 2019 were $0 and $52,000, respectively. Total amortization of the MSA during the years ended June 30, 2020 and 2019 was $252,000 and $125,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis and is described in Note 1 under Loans originated and held for sale.

The following table summarizes the Corporation’s MSA for years ended June 30, 2020 and 2019:
	Year Ended June 30,
(Dollars In Thousands)	2020	2019

MSA balance, beginning of fiscal year	$925	$998
Additions	—	52
Amortization	(252)	(125)
MSA balance, end of fiscal year, before allowance	673	925
Allowance	(291)	(298)
MSA balance, end of fiscal year	$382	$627

Fair value, beginning of fiscal year	$627	$1,015
Fair value, end of fiscal year	$382	$627

Allowance, beginning of fiscal year	$298	$82
Impairment (recovery) provision	(7)	216
Allowance, end of fiscal year	$291	$298

Key Assumptions:
Weighted-average discount rate	9.11%	9.11%
Weighted-average prepayment speed	26.07%	23.86%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:
Amount
Year Ending June 30,	(In Thousands)

2021	$129
2022	103
2023	74
2024	51
2025	35
Thereafter	281
Total estimated amortization expense	$673

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2020 and 2019.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.
	Year Ended June 30,
(Dollars In Thousands)	2020	2019
MSA net carrying value	$382	$627

CPR assumption (weighted-average)	26.07%	23.86%
Impact on fair value with 10% adverse change in prepayment speed	$(19)	$(30)
Impact on fair value with 20% adverse change in prepayment speed	$(35)	$(58)

Discount rate assumption (weighted-average)	9.11%	9.11%
Impact on fair value with 10% adverse change in discount rate	$(12)	$(20)
Impact on fair value with 20% adverse change in discount rate	$(23)	$(40)

Loans sold consisted of the following for the years indicated:
	Year Ended June 30,
(In Thousands)	2020	2019
Loans sold:
Servicing – released	$—	$551,754
Servicing – retained	—	7,196
Total loans sold	$—	$558,950

Consistent with the Corporation’s announcement on February 4, 2019 to scale back operations related to the origination of saleable single-family mortgage loans and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations, there were no loans sold in fiscal 2020, as compared to $559.0 million in fiscal 2019; and there were no outstanding loans held for sale at June 30, 2020 and June 30, 2019.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Note 5: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s consolidated statements of financial condition. At June 30, 2020, all of the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the fiscal year ended June 30, 2020, expenses associated with the Corporation’s leases totaled $825,000, and was recorded in premises and occupancy expenses and equipment expenses in the consolidated statements of operations.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

(In Thousands)	Year Ended June 30, 2020	As of June 30, 2020
Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets		$2,525
Accounts payable, accrued interest and other liabilities – Operating lease liabilities		$2,640

Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases (1) (2)	$768
Equipment expenses from operating leases	$57

Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net(2)	$1,035

(1)	Variable lease costs are immaterial.
(2)	Revenue related to sublease activity is immaterial and netted against operating lease expenses.

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of June 30, 2020:

Amount(1)
Year Ending June 30,	(In Thousands)
2021	$750
2022	671
2023	469
2024	359
2025	255
Thereafter	275
Total contract lease payments	$2,779

Total liability to make lease payments	$2,640
Difference in undiscounted and discounted future lease payments	$139
Weighted average discount rate	2.16%
Weighted average remaining lease term (years)	4.6

(1) Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following table summarizes the impact of the adoption of the new lease accounting guidance on the Corporation’s consolidated statements of financial condition as of July 1, 2019:

(In Thousands)	June 30, 2019	Adjustments due to new lease guidance	July 1, 2019	June 30, 2020
Total assets	$1,084,850	$3,399	$1,088,249	$1,176,837
Total liabilities	$964,209	$3,704	$967,913	$1,052,861
Total equity	$120,641	$—	$120,641	$123,976

Note 6: Premises and Equipment

Premises and equipment at June 30, 2020 and 2019 consisted of the following:
(In Thousands)	June 30,
	2020	2019
Land	$2,853	$2,853
Buildings	9,734	9,759
Leasehold improvements	3,243	3,252
Furniture and equipment	5,290	5,438
Automobiles	167	170
Operating lease – right of use assets(1)	2,525	—
	23,812	21,472
Less accumulated depreciation and amortization	(13,558)	(13,246)
Total premises and equipment, net	$10,254	$8,226

(1)	Net of accumulated amortization.

Depreciation and amortization expense for the years ended June 30, 2020 and 2019 amounted to $1.5 million and $881,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Note 7: Deposits

Deposits at June 30, 2020 and 2019 consisted of the following:
(Dollars in Thousands)	June 30, 2020		June 30, 2019
	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$118,771	—	$90,184
Checking deposits – interest-bearing(1)	0% - 0.25%	290,463	0% - 0.30%	257,909
Savings deposits(1)	0% - 1.00%	273,769	0% - 1.29%	264,387
Money market deposits(1)	0% - 2.00%	39,989	0% - 2.00%	35,646
Time deposits:(1)
Under $100	0.00% - 2.13%	82,180	0.00% - 2.13%	94,200
$100 and over	0.15% - 2.13%	87,797	0.15% - 2.52%	98,945
Total deposits		$892,969		$841,271
Weighted-average interest rate on deposits		0.26%		0.37%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

The aggregate annual maturities of time deposits at June 30, 2020 and 2019 were as follows:
(In Thousands)	June 30,
	2020	2019
One year or less	$90,576	$106,080
Over one to two years	33,995	37,117
Over two to three years	25,937	26,334
Over three to four years	8,184	15,135
Over four to five years	10,350	7,784
Over five years	935	695
Total time deposits	$169,977	$193,145

Interest expense on deposits for the periods indicated is summarized as follows:
	Year Ended June 30,
(In Thousands)	2020	2019
Checking deposits – interest-bearing	$314	$305
Savings deposits	496	572
Money market deposits	110	123
Time deposits	2,023	2,381
Total interest expense on deposits	$2,943	$3,381

The Bank is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2020 and 2019 were sufficient to cover the reserve requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2025, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2020 and 2019 of $658.7 million and $643.0 million, respectively.  In addition, the Bank pledged investment securities totaling $2.2 million and $3.2 million to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program at June 30, 2020 and 2019, respectively.  At June 30, 2020, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $387.6 million and $391.8 million at June 30, 2020 and 2019, respectively.  As of June 30, 2020 and 2019, the remaining/available borrowing facility was $228.1 million and $275.2 million, respectively, and the remaining/available collateral was $351.5 million and $434.7 million, respectively.

In addition, as of June 30, 2020 and 2019, the Bank had a $94.4 million and $74.2 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $100.4 million and $79.0 million, respectively.  As of June 30, 2020 and 2019, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million at both dates.  The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity. As of both June 30, 2020 and 2019, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

Borrowings at June 30, 2020 and 2019 consisted of the following:
(In Thousands)	June 30,
	2020	2019
FHLB – San Francisco advances	$141,047	$101,107

Borrowings, consisting of FHLB – San Francisco advances, at June 30, 2020 and 2019 were $141.1 million and $101.1 million, respectively.

In addition to the total borrowings described above, the Bank utilizes its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2020 and 2019 were $16.0 million and $13.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both, June 30, 2020 and June 30, 2019.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held a stock investment of $8.0 million with excess capital stock of $1.1 million at June 30, 2020.  This compares to a required stock investment of $8.2 million with excess capital stock of $470,000 at June 30, 2019.

During fiscal 2020, the FHLB – San Francisco redeemed $229,000 of the excess capital stock, while the Bank did not purchase any FHLB - San Francisco capital stock. During fiscal 2019, the FHLB – San Francisco did not redeem any capital stock and the Bank did not purchase any FHLB - San Francisco capital stock. In fiscal 2020 and 2019, the FHLB – San Francisco distributed $534,000 and $707,000 of cash dividends, respectively, to the Bank.  The cash dividends received by the Bank in fiscal 2019 included a special cash dividend of $133,000.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:
	At or For the Year Ended June 30,
(Dollars in Thousands)	2020	2019
Balance outstanding at the end of year: FHLB – San Francisco advances	$141,047	$101,107

Weighted-average rate at the end of year: FHLB – San Francisco advances	2.23%	2.62%

Maximum amount of borrowings outstanding at any month end: FHLB – San Francisco advances	$141,057	$136,158

Average short-term borrowings during the year with respect to:(1)
FHLB – San Francisco advances	$11,562	$8,425

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB – San Francisco advances	3.30%	1.69%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2020 and 2019 were as follows:
(Dollars in Thousands)	June 30,
	2020	2019
Within one year	$30,000	$—
Over one to two years	31,047	20,000
Over two to three years	30,000	21,107
Over three to four years	30,000	10,000
Over four to five years	20,000	30,000
Over five years	—	20,000
Total borrowings	$141,047	$101,107
Weighted average interest rate	2.23%	2.62%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Note 9: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there were no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements for the years ended June 30, 2020 and 2019.

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled On March 18, 2020, President Trump signed into law H.R.6201/P.L. 116-27, “An Act making emergency supplemental appropriations”, the legislation more commonly known as the Families First Coronavirus Response Act (the “Families First Act”). Additionally, on March 27, 2020, President Trump signed into law H.R. 748/Public Law No. 116-36, “An Act to provide emergency assistance and health care response for individuals, families, and businesses affected by the 2020 coronavirus pandemic, the “CARES Act.  Pursuant to ASC 740-10-25-47, the effects of the new federal legislation are recognized upon enactment, which is the date the president signs a bill into law.  The Corporation believes it has applied the provisions of the Families First Act and CARES act in accordance with ASC 740.

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
	Year Ended June 30,
(In Thousands)	2020	2019
Current:
Federal	$1,742	$445
State	919	408
	2,661	853
Deferred:
Federal	291	478
State	261	172
	552	650
Provision for income taxes	$3,213	$1,503

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The Corporation's tax benefit from non-qualified equity compensation recognized in the Consolidated Statements of Operations in connection with the adoption of ASU 2016-09 for fiscal 2020 and 2019 was $8,000 and $147,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the periods indicated:
	Year Ended June 30,
	2020		2019
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate
Federal income tax at statutory rate	$2,289	21.00%	$1,243	21.00%
State income tax, net of federal income tax benefit	930	8.53%	456	7.70%
Changes in taxes resulting from:
Bank-owned life insurance	(40)	(0.36)%	(39)	(0.66)%
Non-deductible expenses	41	0.37%	21	0.35%
Non-deductible stock-based compensation	(10)	(0.09)%	(2)	(0.03)%
Excess tax benefit on stock-based compensation	(7)	(0.07)%	(104)	(1.77)%
Return to provision adjustment	7	0.06%	(77)	(1.29)%
Other	3	0.02%	5	0.08%
Effective income tax	$3,213	29.46%	$1,503	25.38%

Deferred tax assets at June 30, 2020 and 2019 by jurisdiction were as follows:
	June 30,
(In Thousands)	2020	2019
Deferred taxes – federal	$1,908	$2,178
Deferred taxes – state	1,103	1,361
Total net deferred tax assets	$3,011	$3,539

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Net deferred tax assets at June 30, 2020 and 2019 were comprised of the following:
(In Thousands)	June 30,
	2020	2019
Loss reserves	$3,034	$2,685
Non-accrued interest	326	483
Deferred compensation	2,824	2,396
Accrued vacation	177	124
Depreciation	90	95
Litigation reserves	—	876
Other	395	588
Total deferred tax assets	6,846	7,247

FHLB - San Francisco stock dividends	(645)	(664)
Prepaid expenses	(41)	(56)
Unrealized gain on investment securities	(40)	(63)
Unrealized gain on interest-only strips	(4)	(5)
Deferred loan costs	(3,071)	(2,723)
State tax	(34)	(197)
Total deferred tax liabilities	(3,835)	(3,708)
Net deferred tax assets	$3,011	$3,539

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition.  The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income.  This criteria takes into account the actual earnings and the estimates of future profitability.  The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years.  At June 30, 2020 and 2019, the Corporation had no federal and state net tax loss carryforwards.  Based on management's consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2020 and 2019 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

Retained earnings at June 30, 2020 and 2019 include approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided.  If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate.  If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010.  Fiscal years of 2016 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2015 and thereafter are subject to examination by state taxing authorities.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal year ended June 30, 2020 and 2019, there were no tax penalties and no interest charges arising from federal or state taxes.

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank and the Corporation became subject to new capital adequacy requirements which were fully phased-in on January 1, 2019.  Since the Corporation has less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.

The changes in capital requirements required a minimum ratio for common equity Tier 1 (“CET1”) capital, increased the Tier1 leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements.  Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before payment of dividends, repurchase of shares or payment of discretionary bonuses.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  As of June 30, 2020, the capital conservation buffer required a minimum of 2.50% of risk weighted assets.

For calendar 2019 and thereafter, the minimum requirements call for a Tier1 leverage ratio of 4.00%, a ratio of common equity Tier 1 capital ("CET1") to total risk-weighted assets (“CET1 risk-based ratio”) of 7.00%, a Tier 1 capital ratio of 8.50%, and a total capital ratio of 10.50%.

Under the standards, in order to be considered well-capitalized, the Bank must have at minimum a Tier1 leverage ratio of 5%, a CET1 capital ratio of 6.50%, a Tier 1 capital ratio of 8.00%, and a total capital ratio of 10.00%.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes(1)		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Provident Savings Bank, F.S.B.:

As of June 30, 2020
Tier 1 leverage capital (to adjusted average assets)	$116,967	10.13%	$46,188	4.00%	$57,735	5.00%
CET1 capital (to risk-weighted assets)	$116,967	17.51%	$46,747	7.00%	$43,408	6.50%
Tier 1 capital (to risk-weighted assets)	$116,967	17.51%	$56,765	8.50%	$53,426	8.00%
Total capital (to risk-weighted assets)	$125,316	18.76%	$70,121	10.50%	$66,782	10.00%

As of June 30, 2019
Tier 1 leverage capital (to adjusted average assets)	$115,009	10.50%	$43,824	4.00%	$54,779	5.00%
CET1 capital (to risk-weighted assets)	$115,009	18.00%	$44,730	7.00%	$41,535	6.50%
Tier 1 capital (to risk-weighted assets)	$115,009	18.00%	$54,314	8.50%	$51,119	8.00%
Total capital (to risk-weighted assets)	$122,225	19.13%	$67,094	10.50%	$63,899	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

At June 30, 2020, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at June 30, 2020 under the regulations of the OCC.

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

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution.  In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board (“FRB”).   The FRB or the OCC may object to a capital distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the Qualified Thrift Lender test.  In fiscal 2020 and 2019, the Bank declared $7.5 million of cash dividends to its parent, the Corporation, at both dates.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of a participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $327,000 and $568,000 for the years ended June 30, 2020 and 2019, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2020 and 2019, the accrued liability of the post-retirement compensation agreements was $6.1 million and $5.6 million, respectively; costs are being accrued and expensed annually.  For fiscal 2020 and 2019, the accrued expense for these liabilities was $427,000 and $210,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations.  As of June 30, 2020 and 2019, the total outstanding cash surrender value of the BOLI was $7.8 million and $7.6 million, respectively.  For fiscal 2020 and 2019, the total BOLI non-taxable income, net of mortality cost was $189,000 and $186,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2020, there were 32,000 shares that were purchased in the open market and no cash contributions to fulfill the annual discretionary allocation.  This compares to fiscal 2019 when the Corporation purchased 28,000 shares in the open market and made $539,000 of cash contributions to fulfill the annual discretionary allocation.  Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2020 and 2019 was $602,000 and $1.1 million, respectively. Available shares and cash contributions, if any, are allocated every calendar year end; and the total allocated at December 31, 2019 were 40,000 shares and no cash contributions. This compares to 30,000 of shares and $539,000 of cash contributions allocated at December 31, 2018.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Note 12: Incentive Plans

As of June 30, 2020, the Corporation had three share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”) and the 2006 Equity Incentive Plan (“2006 Plan”).  For the years ended June 30, 2020 and 2019, the compensation cost for these plans was $954,000 and $869,000, respectively.

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

	Fiscal 2020	Fiscal 2019
Expected volatility	—%	16.5%
Weighted-average volatility	—%	16.5%
Expected dividend yield	—%	2.8%
Expected term (in years)	—	7.5
Risk-free interest rate	—%	2.1%

In fiscal 2020, there were no options granted under the Plans, while 16,250 options were exercised and no options were forfeited. In fiscal 2019, there were 90,000 options granted under the Plans, while 48,250 options were exercised and no options were forfeited.

As of both June 30, 2020 and 2019, there were 57,500 options available for future grants under the Plans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2020 and 2019:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2018	529,000	$12.77
Granted	90,000	$20.19
Exercised	(48,250)	$11.45
Forfeited	—	$—
Outstanding at June 30, 2019	570,750	$14.05	5.21	$3,960
Vested and expected to vest at June 30, 2019	550,150	$13.82	5.05	$3,942
Exercisable at June 30, 2019	467,750	$12.72	4.25	$3,870

Outstanding at June 30, 2019	570,750	$14.05
Granted	—	$—
Exercised	(16,250)	$13.27
Forfeited	—	$—
Outstanding at June 30, 2020	554,500	$14.07	4.22	$807
Vested and expected to vest at June 30, 2020	533,900	$13.84	4.06	$534
Exercisable at June 30, 2020	451,500	$12.70	3.23	$807

As of June 30, 2020 and 2019, there was $211,000 and $292,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 2.6 years and 3.4 years, respectively.  The forfeiture rate during both fiscal 2020 and 2019 was 20 percent, and was calculated by using the historical forfeiture experience of all fully vested stock option grants which is reviewed annually.

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

In fiscal 2020, no shares of restricted stock were awarded under the Plans or vested and distributed, while 8,000 shares were forfeited. In fiscal 2019, 224,500 shares of restricted stock were awarded under the Plans with 50% vesting after two years of service and 50% vesting after four years of service, while 89,500 shares were vested and distributed and no shares were forfeited. As of June 30, 2020 and 2019, there were 51,250 and 43,250 shares available for future awards under the Plans, respectively. No new awards can be granted from the 2006 Plan.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following table summarizes the restricted stock activity for the years ended June 30, 2020 and 2019:
Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at June 30, 2018	98,500	$14.35
Awarded	224,500	$18.57
Vested	(89,500)	$13.97
Forfeited	—	$—
Unvested at June 30, 2019	233,500	$18.55
Expected to vest at June 30, 2019	186,800	$18.55

Unvested at June 30, 2019	233,500	$18.55
Awarded	—	$—
Vested	—	$—
Forfeited	(8,000)	$18.57
Unvested at June 30, 2020	225,500	$18.55
Expected to vest at June 30, 2020	180,400	$18.55

As of June 30, 2020 and 2019, the unrecognized compensation expense was $3.2 million and $4.2 million, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.9 years and 3.9 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2020 and 2019.  For the fiscal years ended June 30, 2020 and 2019, the fair value of shares vested and distributed was $0 and $1.6 million, respectively.

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

As of June 30, 2020 and 2019, there were outstanding options to purchase 554,500 shares and 570,750 shares of the Corporation’s common stock, respectively, of which 419,500 shares and no shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of June 30, 2020 and 2019, there were outstanding restricted stock awards of 225,500 shares and 233,500 shares, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2020 and 2019, respectively:
(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$7,689	7,467,577	$1.03
Effect of dilutive shares:
Stock options		71,307
Restricted stock		37,298
Diluted EPS	$7,689	7,576,182	$1.01

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$4,417	7,484,925	$0.59
Effect of dilutive shares:
Stock options		95,960
Restricted stock		15,383
Diluted EPS	$4,417	7,596,268	$0.58

Note 14: Commitments and Contingencies

Periodically, there have been various claims and lawsuits involving the Corporation, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans, employment matters and other issues in the ordinary course of and incidental to the Corporation’s business.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  Additionally, in some actions, it is difficult to assess potential exposure because the Corporation is still in the early stages of the litigation. The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, operations or cash flows.

Cannon lawsuit:
On August 6, 2015, a former employee, Christina Cannon, filed a lawsuit called Cannon vs. the Bank in the California Superior Court for the County of San Bernardino (the “Cannon lawsuit”). Cannon seeks to represent a class of all non-exempt employees in a class action lawsuit brought under California’s Unfair Competition Law, Business & Professions Code section 17200.  The underlying claims include unpaid overtime (including off-the-clock work), meal and rest period violations, minimum wage violations, and failure to reimburse business expenses. On September 8, 2017, the attorneys for the plaintiffs in the Cannon lawsuit sent notification to the Bank and to the California Labor & Workforce Development Agency informing them of their intent to bring a claim under the Private Attorneys’ General Act of 2004 (“PAGA”) on behalf of all non-exempt employees and covering a variety of alleged wage and hour violations. On September 12, 2017, the Bank entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending Cannon lawsuit. The Memorandum of Understanding assumes class certification for purposes of the settlement only and provides for an

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

aggregate settlement payment by the Bank of up to $2.8 million, which includes all settlement funds, the class representative enhancement award, settlement administrator’s expenses, any employer-side payroll taxes, and class counsel’s attorneys’ fees and costs. The Bank’s decision to settle this matter was the result of the significant legal costs, distraction from day-to-day operating activities and substantial resources that would be required to defend the Bank in protracted litigation. In addition, the Bank determined that the settlement would reduce the Bank’s potential exposure to damages, penalties, fines and plaintiffs’ legal fees in the event of an unfavorable outcome in a court trial. The settlement includes the dismissal of all claims against the Bank and related parties in the Cannon lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Bank. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Bank resulting in the full $2.8 million settlement expense being recognized in the first quarter of fiscal 2019.

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

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases, which include leases recorded under ASC 842 on liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets (See Note 5 of the Notes to Consolidated Financial Statements).
The following is a schedule of the Corporation’s lease and operating commitments:
Amount
Year Ending June 30,	(In Thousands)
2021	$1,712
2022	1,524
2023	672
2024	383
2025	279
Thereafter	281
Total minimum payments required	$4,851

Lease and operating commitment expense was approximately $1.7 million and $3.9 million for the years ended June 30, 2020 and 2019, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its business activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of both June 30, 2020 and 2019, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $200,000.  In addition, the Bank maintained a recourse liability of $70,000 and $50,000 at June 30, 2020 and 2019, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

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

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of June 30, 2020 and 2019, the Corporation had commitments to extend credit on loans to be held for investment of $13.6 million and $4.3 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:
	June 30,
Commitments	2020	2019
(In Thousands)
Undisbursed loan funds – Construction loans	$4,029	$6,592
Undisbursed lines of credit – Commercial business loans	935	1,003
Undisbursed lines of credit – Consumer loans	448	479
Commitments to extend credit on loans to be held for investment	13,579	4,254
Total	$18,991	$12,328

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2020 and 2019:
	Year Ended June 30,
(In Thousands)	2020	2019
Balance, beginning of the year	$141	$157
Recovery	(15)	(16)
Balance, end of the year	$126	$141

Consistent with the Corporation’s announcement on February 4, 2019 to scale back the origination of saleable single-family mortgage loans and improve on its efforts to increase the volume of portfolio single-family mortgage loan originations, the Corporation does not have any outstanding derivative and other financial instruments as of June 30, 2020 and 2019.

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, TBA MBS trades, put option contracts and call option contracts are recorded at fair value on the Consolidated Statements of Financial Condition.  At June 30, 2020 and 2019, there were no fair value derivative balances included in other assets and other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in the Consolidated Statements of Operations.

The net impact of derivative financial instruments on the gain (loss) on sale of loans contained in the Consolidated Statements of Operations for the years ended June 30, 2020 and 2019 was as follows:

	Year Ended June 30,
Derivative Financial Instruments	2020	2019

Commitments to extend credit on loans to be held for sale	$—	$(825)
Mandatory loan sale commitments and TBA MBS trades	—	440
Total net loss	$—	$(385)

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
June 30, 2020

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Loss
As of June 30, 2020:
Loans held for investment, at fair value	$2,258	$2,369	$(111)

As of June 30, 2019:
Loans held for investment, at fair value	$5,094	$5,218	$(124)

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
June 30, 2020

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
June 30, 2020

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:
	Fair Value Measurement at June 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,943	$—	$2,943
U.S. government sponsored enterprise MBS	—	1,577	—	1,577
Private issue CMO	—	—	197	197
Investment securities - available for sale	—	4,520	197	4,717

Loans held for investment, at fair value	—	—	2,258	2,258
Interest-only strips	—	—	14	14
Total assets	$—	$4,520	$2,469	$6,989

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$3,613	$—	$3,613
U.S. government sponsored enterprise MBS	—	2,087	—	2,087
Private issue CMO	—	—	269	269
Investment securities - available for sale	—	5,700	269	5,969

Loans held for investment, at fair value	—	—	5,094	5,094
Interest-only strips	—	—	16	16
Total assets	$—	$5,700	$5,379	$11,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value(1)	Interest- Only Strips	Total
Beginning balance at June 30, 2019	$269	$5,094	$16	$5,379
Total gains or losses (realized/ unrealized):
Included in earnings	—	13	—	13
Included in other comprehensive income (loss)	(14)	—	(2)	(16)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(58)	(2,849)	—	(2,907)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2020	$197	$2,258	$14	$2,469

(1)
The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value(1)	Interest- Only Strips	Loan Commit- ments to Originate(2)	Manda- tory Commit- ments(3)	Total
Beginning balance at June 30, 2018	$350	$5,234	$23	$825	$(32)	$6,400
Total gains or losses (realized/ unrealized):
Included in earnings	—	188	—	(825)	19	(618)
Included in other comprehensive income (loss)	4	—	(7)	—	—	(3)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(85)	(1,288)	—	—	13	(1,360)
Transfers in and/or out of Level 3	—	960	—	—	—	960
Ending balance at June 30, 2019	$269	$5,094	$16	$—	$—	$5,379

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$2,042	$2,882	$4,924
Mortgage servicing assets	—	—	382	382
Real estate owned, net	—	—	—	—
Total	$—	$2,042	$3,264	$5,306

	Fair Value Measurement at June 30, 2019 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$3,971	$2,247	$6,218
Mortgage servicing assets	—	—	627	627
Real estate owned, net	—	—	—	—
Total	$—	$3,971	$2,874	$6,845

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2020:
(Dollars In Thousands)	Fair Value As of June 30, 2020	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$197	Market comparable pricing	Comparability adjustment	(3.2)% - (3.5)% ((3.3)%)	Increase

Loans held for investment, at fair value	$2,258	Relative value analysis	Broker quotes Credit risk factor	98.0% - 106.1% (101.5%) of par 1.4% - 100.0% (6.2%)	Increase Decrease

Non-performing loans(3)	$1,573	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$1,309	Relative value analysis	Credit risk factor	20.0% - 30.0% (20.1%)	Decrease

Mortgage servicing assets	$382	Discounted cash flow	Prepayment speed (CPR) Discount rate	18.3% - 60.0% (26.1%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$14	Discounted cash flow	Prepayment speed (CPR) Discount rate	18.3% - 24.2% (23.8%) 9.0%	Decrease Decrease

Liabilities:
None

(1)	The range is based on the historical estimated fair values and management estimates.
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

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment speeds and discount rates, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the fiscal year ended June 30, 2020, there were no significant changes to the Corporation’s valuation techniques and inputs  that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2020 and 2019 were as follows:
	June 30, 2020
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$900,538	$902,074	$—	$—	$902,074
Investment securities - held to maturity	$118,627	$121,201	$—	$121,201	$—
FHLB – San Francisco stock	$7,970	$7,970	$—	$7,970	$—

Financial liabilities:
Deposits	$892,969	$864,239	$—	$—	$864,239
Borrowings	$141,047	$149,976	$—	$—	$149,976

	June 30, 2019
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$874,831	$861,374	$—	$—	$861,374
Investment securities - held to maturity	$94,090	$95,359	$—	$95,359	$—
FHLB – San Francisco stock	$8,199	$8,199	$—	$8,199	$—

Financial liabilities:
Deposits	$841,271	$813,087	$—	$—	$813,087
Borrowings	$101,107	$102,826	$—	$—	$102,826

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  For the fiscal year ended June 30, 2020, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

If a contract is determined to be within the scope of ASC 606, the Corporation recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the bank’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Corporation is generally the principal in these contracts, with the exception of interchanges fees, in which case the Corporation is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by its systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the fiscal years ended June 30, 2020 and 2019:

	Year Ended June 30,
Type of Services	2020	2019
(In Thousands)
Loan servicing and other fees(1)	$819	$1,051
Gain (loss) on sale of loans, net(1)	(132)	7,135
Deposit account fees	1,610	1,928
Card and processing fees	1,454	1,568
Other(2)	769	829
Total non-interest income	$4,520	$12,511

(1)	Not in scope of ASC 606.
(2)	Includes BOLI of $189 and $186 for the year ended June 30, 2020 and 2019, respectively, which are not in scope of ASC 606.

For the fiscal years ended June 30, 2020 and 2019, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized in scope of ASC 606:

Deposit account fees: Fees are earned on the Bank's deposit accounts for various products offered to or services performed for the Bank's customers. Fees include business account fees, non-sufficient fund fees, ATM fees and others. These fees are recognized on a daily, monthly or quarterly basis, depending on the type of service.

Card and processing fees: Debit interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from cardholder transactions through a third party payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

Other: Includes asset management fees, certain loan related fees, stop payment fees, wire services fees, safe deposit box fees and other fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month. Loan related fees include prepayment fees, late charges, brokered loan fees, maintenance fees and others. These fees are recognized on a daily, monthly, quarterly or annual basis, depending on the type of service.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2020 and 2019 and condensed statements of operations, comprehensive income and cash flows for the fiscal years ended June 30, 2020 and 2019.

Condensed Statements of Financial Condition
	June 30,
(In Thousands)	2020	2019
Assets
Cash and cash equivalents	$6,842	$5,421
Investment in subsidiary	117,080	115,185
Other assets	108	131
	$124,030	$120,737

Liabilities and Stockholders’ Equity
Other liabilities	$54	$96
Stockholders’ equity	123,976	120,641
	$124,030	$120,737

Condensed Statements of Operations
	Year Ended June 30,
(In Thousands)	2020	2019
Dividend from the Bank	$7,500	$7,500
Interest and other income	19	17
Total income	7,519	7,517

General and administrative expenses	1,166	1,209
Earnings before income taxes and equity in undistributed earnings of the Bank	6,353	6,308

Income tax benefit	(338)	(352)
Earnings before equity in undistributed earnings of the Bank	6,691	6,660

Equity in undistributed earnings of the Bank	998	(2,243)
Net income	$7,689	$4,417

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Condensed Statements of Cash Flows
	Year Ended June 30,
(In Thousands)	2020	2019

Cash flow from operating activities:
Net income	$7,689	$4,417
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(998)	2,243
Decrease (increase) in other assets	23	(8)
(Decrease) increase in other liabilities	(42)	33
Net cash provided by operating activities	6,672	6,685

Cash flow from financing activities:
Exercise of stock options	215	553
Treasury stock purchases	(1,283)	(1,412)
Cash dividends	(4,183)	(4,194)
Net cash used for financing activities	(5,251)	(5,053)
Net increase in cash and cash equivalents	1,421	1,632
Cash and cash equivalents at beginning of year	5,421	3,789
Cash and cash equivalents at end of year	$6,842	$5,421

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

Note 19: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the fiscal years ended June 30, 2020 and 2019:
	Unrealized Gains and Losses on
(Dollars In Thousands, Net of Statutory Taxes)	Investment Securities Available for Sale	Interest-Only Strips	Total
Beginning balance at June 30, 2018	$194	$16	$210

Other comprehensive loss before reclassifications	(44)	(5)	(49)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(44)	(5)	(49)

Ending balance at June 30, 2019	$150	$11	$161

Other comprehensive loss before reclassifications	(56)	(1)	(57)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(56)	(1)	(57)

Ending balance at June 30, 2020	$94	$10	$104

Note 20: Subsequent Event

On July 30, 2020, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on August 20, 2020 are entitled to receive the cash dividend, which is payable on September 10, 2020.