Form 10-Q
period 2020-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2020-11-06
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 30, 2020 there were 7,442,254 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2020 and June 30, 2020	1
	Condensed Consolidated Statements of Operations
	for the Quarter ended September 30, 2020 and 2019	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarter ended September 30, 2020 and 2019	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarter ended September 30, 2020 and 2019	4
	Condensed Consolidated Statements of Cash Flows
	for the Three Months ended September 30, 2020 and 2019	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	35
	Safe-Harbor Statement	36
	Critical Accounting Policies	37
	Executive Summary and Operating Strategy	37
	Off-Balance Sheet Financing Arrangements	40
	Comparison of Financial Condition at September 30, 2020 and June 30, 2020	40
	Comparison of Operating Results for the Quarter ended September 30, 2020 and 2019	42
	Asset Quality	48
	Loan Volume Activities	51
	Liquidity and Capital Resources	51
	Supplemental Information	53

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	54

ITEM 4 -	Controls and Procedures	58

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	58
ITEM 1A -	Risk Factors	59
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	59
ITEM 3 -	Defaults Upon Senior Securities	59
ITEM 4 -	Mine Safety Disclosures	59
ITEM 5 -	Other Information	59
ITEM 6 -	Exhibits	60

SIGNATURES		61
.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	September 30, 2020	June 30, 2020
Assets
Cash and cash equivalents	$66,467	$116,034
Investment securities – held to maturity, at cost	193,868	118,627
Investment securities – available for sale, at fair value	4,416	4,717
Loans held for investment, net of allowance for loan losses of $8,490 and $8,265, respectively; includes $2,240 and $2,258 at fair value, respectively	884,953	902,796
Accrued interest receivable	3,373	3,271
Federal Home Loan Bank (“FHLB”) – San Francisco stock	7,970	7,970
Premises and equipment, net	10,099	10,254
Prepaid expenses and other assets	12,887	13,168

Total assets	$1,184,033	$1,176,837

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$114,537	$118,771
Interest-bearing deposits	790,149	774,198
Total deposits	904,686	892,969

Borrowings	136,031	141,047
Accounts payable, accrued interest and other liabilities	18,657	18,845
Total liabilities	1,059,374	1,052,861

Commitments and Contingencies (Notes 6 and 10)

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,097,615 and 18,097,615 shares issued; 7,441,259 and 7,436,315 shares outstanding, respectively)	181	181
Additional paid-in capital	95,948	95,593
Retained earnings	194,789	194,345
Treasury stock at cost (10,656,356 and 10,661,300 shares, respectively)	(166,358)	(166,247)
Accumulated other comprehensive income, net of tax	99	104

Total stockholders’ equity	124,659	123,976

Total liabilities and stockholders’ equity	$1,184,033	$1,176,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended September 30,
	2020	2019
Interest income:
Loans receivable, net	$8,917	$10,075
Investment securities	478	614
FHLB – San Francisco stock	100	143
Interest-earning deposits	24	246
Total interest income	9,519	11,078

Interest expense:
Checking and money market deposits	91	110
Savings deposits	78	134
Time deposits	382	532
Borrowings	802	720
Total interest expense	1,353	1,496

Net interest income	8,166	9,582
Provision (recovery) for loan losses	220	(181)
Net interest income, after provision (recovery) for loan losses	7,946	9,763

Non-interest income:
Loan servicing and other fees	405	133
Deposit account fees	310	447
Card and processing fees	364	390
Other	80	100
Total non-interest income	1,159	1,070

Non-interest expense:
Salaries and employee benefits	4,443	4,985
Premises and occupancy	903	878
Equipment	275	279
Professional expenses	414	408
Sales and marketing expenses	113	117
Deposit insurance premiums and regulatory assessments	134	(16)
Other	703	587
Total non-interest expense	6,985	7,238

Income before income taxes	2,120	3,595
Provision for income taxes	635	1,033
Net income	$1,485	$2,562

Basic earnings per share	$0.20	$0.34
Diluted earnings per share	$0.20	$0.33
Cash dividends per share	$0.14	$0.14
.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarter Ended September 30,
	2020	2019
Net income	$1,485	$2,562

Change in unrealized holding loss on securities available for sale	(7)	(18)
Reclassification adjustment for net loss on securities available for sale included in net loss	—	—
Other comprehensive loss, before income tax benefit	(7)	(18)

Income tax benefit	(2)	(5)
Other comprehensive loss	(5)	(13)

Total comprehensive income	$1,480	$2,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarter Ended September 30, 2020 and 2019:
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2020	7,436,315	$181	$95,593	$194,345	$(166,247)	$104	$123,976

Net income				1,485			1,485
Other comprehensive loss						(5)	(5)
Purchase of treasury stock (1)	(2,556)				(30)		(30)
Distribution of restricted stock	7,500
Forfeiture of restricted stock			81		(81)		—
Amortization of restricted stock			241				241
Stock options expense			33				33
Cash dividends (2)				(1,041)			(1,041)

Balance at September 30, 2020	7,441,259	$181	$95,948	$194,789	$(166,358)	$99	$124,659

(1)	Includes the purchase of 2,556 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2020.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2019	7,486,106	$181	$94,351	$190,839	$(164,891)	$161	$120,641

Net income				2,562			2,562
Other comprehensive loss						(13)	(13)
Purchase of treasury stock	(16,924)				(346)		(346)
Exercise of stock options	10,500		132				132
Forfeiture of restricted stock			72		(72)		—
Amortization of restricted stock			220				220
Stock options expense			20				20
Cash dividends (1)				(1,047)			(1,047)

Balance at September 30, 2019	7,479,682	$181	$94,795	$192,354	$(165,309)	$148	$122,169

(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,485	$2,562
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,266	790
Provision (recovery) for loan losses	220	(181)
Stock-based compensation	274	240
Provision for deferred income taxes	27	1,173
Decrease in accounts payable, accrued interest and other liabilities	(158)	(1,505)
Increase in prepaid expenses and other assets	(66)	(3,288)
Net cash provided by (used for) operating activities	3,048	(209)

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	17,157	(44,368)
Maturity of investment securities held to maturity	400	—
Principal payments from investment securities held to maturity	9,119	8,872
Principal payments from investment securities available for sale	295	436
Purchase of investment securities held to maturity	(85,117)	—
Purchase of premises and equipment	(69)	(10)
Net cash used for investing activities	(58,215)	(35,070)

Cash flows from financing activities:
Increase (decrease) in deposits, net	11,717	(9,535)
Repayments of short-term borrowings, net	(5,000)	—
Repayments of long-term borrowings	(16)	(15)
Proceeds from long-term borrowings	—	30,000
Exercise of stock options	—	132
Withholding taxes on stock based compensation	(30)	(27)
Cash dividends	(1,041)	(1,047)
Treasury stock purchases	(30)	(346)
Net cash provided by financing activities	5,600	19,162

Net decrease in cash and cash equivalents	(49,567)	(16,117)
Cash and cash equivalents at beginning of period	116,034	70,632
Cash and cash equivalents at end of period	$66,467	$54,515
Supplemental information:
Cash paid for interest	$1,343	$1,475
Cash paid for income taxes	$1,020	$—
Transfer of loans held for sale to held for investment	$—	$566

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2020 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2020.  The results of operations for the quarter ended September 30, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2021.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are significant to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2020, other than:

ASU 2018-13:
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness.” The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The guidance only affects disclosures in the notes to the consolidated financial statements and will not otherwise affect the Corporation’s Consolidated Financial Statements. The adoption of this ASU did not have a material impact on its consolidated financial statements. See Note 7 for additional discussion.

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

As of September 30, 2020 and 2019, there were outstanding options to purchase 554,500 shares and 560,250 shares of the Corporation’s common stock, respectively. Of those shares, as of September 30, 2020 and 2019, there were 419,500 shares and no shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2020 and 2019, there were outstanding restricted stock awards of 209,000 shares and 225,500 shares, respectively. The outstanding restricted stock had no dilutive effect for the quarter ended September 30, 2020, but had a dilutive effect for the quarter ended September 30, 2019.

The following table provides the basic and diluted EPS computations for the quarter ended September 30, 2020 and 2019, respectively.
	For the Quarter Ended September 30,
(In Thousands, Except Earnings Per Share)	2020	2019
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,485	$2,562

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,436	7,482

Effect of dilutive shares:
Stock options	21	136
Restricted stock	—	30

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,457	7,648

Basic earnings per share	$0.20	$0.34
Diluted earnings per share	$0.20	$0.33

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2020 and June 30, 2020 were as follows:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS (1)	$191,224	$2,844	$(147)	$193,921	$191,224
U.S. SBA securities (2)	2,044	—	(18)	2,026	2,044
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$193,868	$2,844	$(165)	$196,547	$193,868

Available for sale:
U.S. government agency MBS	$2,612	$114	$—	$2,726	$2,726
U.S. government sponsored enterprise MBS	1,489	17	—	1,506	1,506
Private issue CMO (3)	188	—	(4)	184	184
Total investment securities - available for sale	$4,289	$131	$(4)	$4,416	$4,416
Total investment securities	$198,157	$2,975	$(169)	$200,963	$198,284

(1)	Mortgage-Backed Securities (“MBS”).
(2)	Small Business Administration (“SBA”).
(3)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$115,763	$2,636	$(45)	$118,354	$115,763
U.S. SBA securities	2,064	—	(17)	2,047	2,064
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$118,627	$2,636	$(62)	$121,201	$118,627

Available for sale
U.S. government agency MBS	$2,823	$120	$—	$2,943	$2,943
U.S. government sponsored enterprise MBS	1,556	21	—	1,577	1,577
Private issue CMO	204	—	(7)	197	197
Total investment securities - available for sale	$4,583	$141	$(7)	$4,717	$4,717
Total investment securities	$123,210	$2,777	$(69)	$125,918	$123,344

In the first quarter of fiscal 2021 and 2020, the Corporation received MBS principal payments of $9.4 million and $9.3 million, respectively, and there were no sales of investment securities during these periods. The Corporation purchased $84.9 million of U.S. government sponsored enterprise MBS to be held to maturity in the first quarter of fiscal 2021 but did not purchase any investment securities in the first quarter of fiscal 2020.

The Corporation held investments with an unrealized loss position of $169,000 at September 30, 2020 and $69,000 at June 30, 2020.
As of September 30, 2020	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$63,446	$147	$—	$—	$63,446	$147
U.S. SBA securities	—	$—	2,026	18	2,026	18
Total investment securities – held to maturity	$63,446	$147	$2,026	$18	$65,472	$165

Available for sale
Private issue CMO	$184	$4	$—	$—	$184	$4
Total investment securities – available for sale	$184	$4	$—	$—	$184	$4
Total investment securities	$63,630	$151	$2,026	$18	$65,656	$169

As of June 30, 2020	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$12,731	$45	$—	$—	$12,731	$45
U.S. SBA securities	—	$—	2,040	17	2,040	17
Total investment securities – held to maturity	$12,731	$45	$2,040	$17	$14,771	$62

Available for sale
Private issue CMO	$197	$7	$—	$—	$197	$7
Total investment securities – available for sale	$197	$7	$—	$—	$197	$7
Total investment securities	$12,928	$52	$2,040	$17	$14,968	$69

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At September 30, 2020, $18,000 of the $169,000 unrealized holding losses were 12 months or more; while at June 30, 2020, $17,000 of the $69,000 unrealized holding losses were 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At September 30, 2020 and 2019, the Corporation did not have any investment securities with the intent to sell and determined it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded for the quarter ended September 30, 2020 and 2019.

Contractual maturities of investment securities as of September 30, 2020 and June 30, 2020 were as follows:
	September 30, 2020		June 30, 2020
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$600	$600	$800	$800
Due after one through five years	21,057	21,956	19,389	20,194
Due after five through ten years	69,215	70,425	50,895	52,315
Due after ten years	102,996	103,566	47,543	47,892
Total investment securities - held to maturity	$193,868	$196,547	$118,627	$121,201

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	4,289	4,416	4,583	4,717
Total investment securities - available for sale	$4,289	$4,416	$4,583	$4,717
Total investment securities	$198,157	$200,963	$123,210	$125,918

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:
(In Thousands)	September 30, 2020	June 30, 2020
Mortgage loans:
Single-family	$288,790	$298,810
Multi-family	482,900	491,903
Commercial real estate	105,207	105,235
Construction (1)	8,787	7,801
Other	142	143
Commercial business loans (2)	923	480
Consumer loans (3)	100	94
Total loans held for investment, gross	886,849	904,466

Advance payments of escrows	39	68
Deferred loan costs, net	6,555	6,527
Allowance for loan losses	(8,490)	(8,265)
Total loans held for investment, net	$884,953	$902,796

(1)	Net of $3.4 million and $4.0 million of undisbursed loan funds as of September 30, 2020 and June 30, 2020, respectively
(2)	Net of $485 thousand and $935 thousand of undisbursed lines of credit as of September 30, 2020 and June 30, 2020, respectively.
(3)	Net of $443 thousand and $448 thousand of undisbursed lines of credit as of September 30, 2020 and June 30, 2020, respectively.

The following table sets forth information at September 30, 2020 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised one percent of loans held for investment at September 30, 2020 and June 30, 2020, respectively.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$75,377	$56,552	$74,327	$74,546	$7,988	$288,790
Multi-family	158,412	155,709	154,045	14,586	148	482,900
Commercial real estate	48,576	28,123	28,195	—	313	105,207
Construction	6,626	—	—	—	2,161	8,787
Other	—	—	—	—	142	142
Commercial business loans	535	—	—	—	388	923
Consumer loans	100	—	—	—	—	100
Total loans held for investment, gross	$289,626	$240,384	$256,567	$89,132	$11,140	$886,849

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

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  A description of the general characteristics of the risk grades is as follows:
•	Pass - These loans range from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
•
Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss.  While concerns exist, the bank is currently protected and loss is considered unlikely and not imminent.

•
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

•
Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

•	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:
	September 30, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$281,593	$479,145	$105,207	$8,787	$142	$892	$100	$875,866
Special Mention	2,175	3,755	—	—	—	—	—	5,930
Substandard	5,022	—	—	—	—	31	—	5,053
Total loans held for investment, gross	$288,790	$482,900	$105,207	$8,787	$142	$923	$100	$886,849

	June 30, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$289,942	$488,126	$105,235	$6,098	$143	$445	$94	$890,083
Special Mention	3,120	3,777	—	1,703	—	—	—	8,600
Substandard	5,748	—	—	—	—	35	—	5,783
Total loans held for investment, gross	$298,810	$491,903	$105,235	$7,801	$143	$480	$94	$904,466

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  The provision (recovery) for (from) the allowance for loan losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request a significant increase in its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.  In response to the novel coronavirus of 2019 (“COVID-19”) pandemic, which has negatively impacted the current economic environment, the qualitative component has been increased in the allowance for loan losses methodology.

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:
	For the Quarter Ended September 30,
(Dollars in Thousands)	2020	2019

Allowance at beginning of period	$8,265	$7,076

Provision (recovery) for loan losses	220	(181)

Recoveries:
Mortgage loans:
Single-family	5	36
Total recoveries	5	36

Charge-offs:
Mortgage loans:
Single-family	—	(1)
Consumer loans	—	(1)
Total charge-offs	—	(2)

Net recoveries (charge-offs)	5	34
Balance at end of period	$8,490	$6,929

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.95%	0.74%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.00)%	(0.02)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.
	September 30, 2020
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$283,862	$—	$4,928	$288,790
Multi-family	482,900	—	—	482,900
Commercial real estate	105,207	—	—	105,207
Construction	8,787	—	—	8,787
Other	142	—	—	142
Commercial business loans	892	—	31	923
Consumer loans	98	2	—	100
Total loans held for investment, gross	$881,888	$2	$4,959	$886,849

(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2020
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$293,326	$219	$5,265	$298,810
Multi-family	491,903	—	—	491,903
Commercial real estate	105,235	—	—	105,235
Construction	7,801	—	—	7,801
Other	143	—	—	143
Commercial business loans	445	—	35	480
Consumer loans	94	—	—	94
Total loans held for investment, gross	$898,947	$219	$5,300	$904,466

(1)  All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265
Provision (recovery) for loan losses	44	161	52	(55)	—	18	—	220
Recoveries	5	—	—	—	—	—	—	5
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$2,671	$4,490	$1,162	$116	$3	$42	$6	$8,490

Allowance for loan losses:
Individually evaluated for impairment	$80	$—	$—	$—	$—	$4	$—	$84
Collectively evaluated for impairment	2,591	4,490	1,162	116	3	38	6	8,406
Allowance for loan losses, end of period	$2,671	$4,490	$1,162	$116	$3	$42	$6	$8,490

Loans held for investment:
Individually evaluated for impairment	$2,957	$—	$—	$—	$—	$31	$—	$2,988
Collectively evaluated for impairment	285,833	482,900	105,207	8,787	142	892	100	883,861
Total loans held for investment, gross	$288,790	$482,900	$105,207	$8,787	$142	$923	$100	$886,849
Allowance for loan losses as a percentage of gross loans held for investment	0.92%	0.93%	1.10%	1.32%	2.11%	4.55%	6.00%	0.95%

	Quarter Ended September 30, 2019
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076
Provision (recovery) for loan losses	(510)	288	35	13	(3)	(6)	2	(181)
Recoveries	36	—	—	—	—	—	—	36
Charge-offs	(1)	—	—	—	—	—	(1)	(2)
Allowance for loan losses, end of period	$2,234	$3,507	$1,085	$74	$—	$20	$9	$6,929

Allowance for loan losses:
Individually evaluated for impairment	$47	$—	$—	$—	$—	$7	$—	$54
Collectively evaluated for impairment	2,187	3,507	1,085	74	—	13	9	6,875
Allowance for loan losses, end of period	$2,234	$3,507	$1,085	$74	$—	$20	$9	$6,929

Loans held for investment:
Individually evaluated for impairment	$3,766	$—	$—	$1,139	$—	$45	$—	$4,950
Collectively evaluated for impairment	324,566	479,597	110,652	4,773	—	323	144	920,055
Total loans held for investment, gross	$328,332	$479,597	$110,652	$5,912	$—	$368	$144	$925,005
Allowance for loan losses as a percentage of gross loans held for investment	0.68%	0.73%	0.98%	1.25%	—%	5.43%	6.25%	0.74%

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
	At September 30, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$3,352	$—	$3,352	$(430)	$2,922
Without a related allowance (2)	2,045	(462)	1,583	—	1,583
Total single-family	5,397	(462)	4,935	(430)	4,505

Commercial business loans:
With a related allowance	31	—	31	(4)	27
Total commercial business loans	31	—	31	(4)	27

Total non-performing loans	$5,428	$(462)	$4,966	$(434)	$4,532

(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$3,289	$—	$3,289	$(438)	$2,851
Without a related allowance (2)	2,509	(467)	2,042	—	2,042
Total single-family	5,798	(467)	5,331	(438)	4,893

Commercial business loans:
With a related allowance	35	—	35	(4)	31
Total commercial business loans	35	—	35	(4)	31

Total non-performing loans	$5,833	$(467)	$5,366	$(442)	$4,924

(1)  Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)  There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At September 30, 2020, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For both quarters ended September 30, 2020 and 2019, the Corporation’s average recorded investment in non-performing loans was $5.4 million.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended September 30, 2020, the Bank received $50,000 in interest payments from non-performing loans, of which $40,000 were recognized as interest income and the remaining $10,000 were applied to reduce the loan balances under the cost recovery method.  In comparison, for the quarter ended September 30, 2019, the Bank received $153,000 in interest payments from non-performing loans, of which $129,000 were recognized as interest income and the remaining $24,000 were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarter ended September 30, 2020 and 2019:
	Quarter Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$1,883	$—	$3,086	$116
Construction	—	—	1,084	—
	1,883	—	4,170	116

With related allowances:
Mortgage loans:
Single-family	3,510	40	1,198	12
Commercial business loans	32	1	46	1
	3,542	41	1,244	13

Total	$5,425	$41	$5,414	$129

For the quarter ended September 30, 2020, one loan was restructured from its original terms and classified as a restructured loan, while one restructured loan was upgraded to the pass category. For the quarter ended September 30, 2019, no new loans were restructured from their original terms and classified as restructured loans, while two substandard restructured loans were paid off. During both quarters ended September 30, 2020 and 2019, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the quarter ended September 30, 2020, there was no loan whose modification was extended beyond the initial maturity of the modification. At both September 30, 2020 and June 30, 2020, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of September 30, 2020, the Corporation held eight restructured loans with a net outstanding balance of $2.4 million, and all loans were classified as substandard and on non-accrual status. As of June 30, 2020, the Corporation held eight restructured loans with a net outstanding balance of $2.6 million, and all loans were classified as substandard on non-accrual status. As of September 30, 2020, all of the restructured loans were current with respect to their modified payment terms, as compared to June 30, 2020 when $1.1 million or 44% of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type:

	At	At
(In Thousands)	September 30, 2020	June 30, 2020
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$2,421	$2,612
Commercial business loans	27	31
Total	2,448	2,643
Total restructured loans	$2,448	$2,643

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.
	At September 30, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,640	$—	$1,640	$(86)	$1,554
Without a related allowance (2)	1,232	(365)	867	—	867
Total single-family	2,872	(365)	2,507	(86)	2,421

Commercial business loans:
With a related allowance	31	—	31	(4)	27
Total commercial business loans	31	—	31	(4)	27

Total restructured loans	$2,903	$(365)	$2,538	$(90)	$2,448

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

During the quarter ended September 30, 2020 and 2019, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. As of September 30, 2020 and June 30, 2020, there was no real estate owned property at both dates.  A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not considered restructured loans. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. The interim condensed consolidated financial information below reflects the application of this guidance.

As of September 30, 2020, the Corporation has 44 single-family forbearance loans, with outstanding balances of $17.2 million or 1.94 percent of total loans, and one multi-family loan with an outstanding balance of $455,000 or 0.05 percent of total loans that were modified in accordance with the CARES Act or Interagency Statement. In addition, as of September 30, 2020, the Corporation had one pending request for payment relief for a single-family loan totaling approximately $264,000.

As of September 30, 2020, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed		Forbearance Remaining
(Dollars In Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Single-family loans	57	$23,036	13	$5,872	44	$17,164
Multi-family loans	4	2,043	3	1,588	1	455
Commercial real estate loans	2	1,069	2	1,069	—	—
Total loan forbearance	63	$26,148	18	$8,529	45	$17,619

As of September 30, 2020, certain characteristics of loans in forbearance are described below:

(Dollars In Thousands)	Number of Loans	Amount	% of Total Loans	Weighted Avg. LTV(1)	Weighted Avg. FICO(2)	Weighted Avg. Debt Coverage Ratio(3)		Weighted Avg. Forbearance Period Granted(4)
Single-family loans	44	$17,164	1.94%	62%	737	N/A		6.0
Multi-family loans	1	455	0.05%	60%	687	1.32	x	3.0
Total loans in forbearance	45	$17,619	1.99%	62%	733	1.32	x	5.9

(1)	Current loan balance in comparison to the original appraised value.
(2)	At time of loan origination, borrowers and/or guarantors.
(3)	At time of loan origination.
(4)	In months.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2020 and June 30, 2020, the Corporation had commitments to extend credit on loans to be held for investment of $7.7 million and $13.6 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.
Commitments	September 30, 2020	June 30, 2020
(In Thousands)

Undisbursed loan funds – Construction loans	$3,436	$4,029
Undisbursed lines of credit – Commercial business loans	485	935
Undisbursed lines of credit – Consumer loans	443	448
Commitments to extend credit on loans to be held for investment	7,690	13,579
Total	$12,054	$18,991

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarter ended September 30, 2020 and 2019.
	For the Quarter Ended September 30,
(In Thousands)	2020	2019
Balance, beginning of the period	$126	$141
Provision (recovery)	(22)	2
Balance, end of the period	$104	$143

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of September 30, 2020 and June 30, 2020, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of September 30, 2020 and June 30, 2020, the Bank serviced $6.9 million and $7.4 million of loans under this program, respectively and has established a recourse liability of $70,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the quarter ended September 30, 2020, the Bank did not repurchase any loans. In comparison during the same quarter last year, the Bank repurchased one loan totaling $566,000 pursuant to the recourse/repurchase covenants contained in the loan sale agreements. There were no other repurchase requests that did not result in the repurchase of the loan itself, which were settled in the quarters ended September 30, 2020 and 2019. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $300,000 and $200,000 for loans sold to other investors as of September 30, 2020 and June 30, 2020, respectively.

The following table shows the summary of the recourse liability for the quarter ended September 30, 2020 and 2019:
	For the Quarter Ended September 30,
Recourse Liability	2020	2019
(In Thousands)

Balance, beginning of the period	$270	$250
Provision for recourse liability	100	—
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$370	$250

Note 7: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option pursuant to ASC 825, “Financial Instruments.”  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “Fair Value Option”) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The Corporation also adopted ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness.” The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements.

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Loss
As of September 30, 2020:
Loans held for investment, at fair value	$2,240	$2,354	$(114)

As of June 30, 2020:
Loans held for investment, at fair value	$2,258	$2,369	$(111)

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value and interest-only strips; while non-performing loans, mortgage servicing assets ("MSA") and real estate owned, if any, are measured at fair value on a nonrecurring basis.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:
	Fair Value Measurement at September 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,726	$—	$2,726
U.S. government sponsored enterprise MBS	—	1,506	—	1,506
Private issue CMO	—	—	184	184
Investment securities - available for sale	—	4,232	184	4,416

Loans held for investment, at fair value	—	—	2,240	2,240
Interest-only strips	—	—	13	13
Total assets	$—	$4,232	$2,437	$6,669

Liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,943	$—	$2,943
U.S. government sponsored enterprise MBS	—	1,577	—	1,577
Private issue CMO	—	—	197	197
Investment securities - available for sale	—	4,520	197	4,717

Loans held for investment, at fair value	—	—	2,258	2,258
Interest-only strips	—	—	14	14
Total assets	$—	$4,520	$2,469	$6,989

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:
	For the Quarter Ended September 30, 2020
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Total
Beginning balance at June 30, 2020	$197	$2,258	$14	$2,469
Total gains or losses (realized/unrealized):
Included in earnings	—	(4)	—	(4)
Included in other comprehensive loss	4	—	(1)	(3)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(17)	(14)	—	(31)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at September 30, 2020	$184	$2,240	$13	$2,437

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:
	Fair Value Measurement at September 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$1,583	$2,949	$4,532
Mortgage servicing assets	—	—	295	295
Total	$—	$1,583	$3,244	$4,827

	Fair Value Measurement at June 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$2,042	$2,882	$4,924
Mortgage servicing assets	—	—	382	382
Total	$—	$2,042	$3,264	$5,306

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of September 30, 2020:
(Dollars In Thousands)	Fair Value As of September 30, 2020	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$184	Market comparable pricing	Comparability adjustment	(1.3)% - (2.2)% ((1.5)%)	Increase

Loans held for investment, at fair value	$2,240	Relative value analysis	Broker quotes Credit risk factor	98.0% - 105.7% (101.3%) of par 1.5% - 100.0% (6.1%)	Increase Decrease

Non-performing loans(3)	$1,581	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$1,368	Relative value analysis	Credit risk factor	20.0% - 30.0% (20.1%)	Decrease

Mortgage servicing assets	$295	Discounted cash flow	Prepayment speed (CPR) Discount rate	19.5% - 60.0% (29.6%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$13	Discounted cash flow	Prepayment speed (CPR) Discount rate	19.5% - 29.7% (28.9%) 9.0%	Decrease Decrease

Liabilities:
None

(1)	The range is based on the historical estimated fair values and management estimates.
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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2020 and June 30, 2020 was as follows:
	September 30, 2020
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$193,868	$196,547	$—	$196,547	$—
Loans held for investment, not recorded at fair value	$882,713	$885,029	$—	$—	$885,029
FHLB – San Francisco stock	$7,970	$7,970	$—	$7,970	$—

Financial liabilities:
Deposits	$904,686	$874,890	$—	$—	$874,890
Borrowings	$136,031	$141,581	$—	$—	$141,581

	June 30, 2020
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$118,627	$121,201	$—	$121,201	$—
Loans held for investment, not recorded at fair value	$900,538	$902,074	$—	$—	$902,074
FHLB – San Francisco stock	$7,970	$7,970	$—	$7,970	$—

Financial liabilities:
Deposits	$892,969	$864,239	$—	$—	$864,239
Borrowings	$141,047	$149,976	$—	$—	$149,976

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended September 30, 2020, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

Note 8: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarter ended September 30, 2020 and 2019.
	For the Quarter Ended September 30, 2020
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2020	$94	$10	$104

Other comprehensive loss before reclassifications	(4)	(1)	(5)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(4)	(1)	(5)

Ending balance at September 30, 2020	$90	$9	$99

	For the Quarter Ended September 30, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2019	$150	$11	$161

Other comprehensive loss before reclassifications	(12)	(1)	(13)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(12)	(1)	(13)

Ending balance at September 30, 2019	$138	$10	$148

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarter ended September 30, 2020 and 2019:

	For the Quarter Ended September 30,
Type of Services	2020	2019
(In Thousands)
Loan servicing and other fees(1)	$405	$133
Deposit account fees	310	447
Card and processing fees	364	390
Other(2)	80	100
Total non-interest income	$1,159	$1,070

(1)	Not in scope of ASC 606.
(2)	Includes BOLI of $48 thousand and $47 thousand for the quarter ended September 30, 2020 and 2019, respectively, which are not in scope of ASC 606.

For the quarter ended September 30, 2020 and 2019, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized in scope of ASC 606:

Deposit account fees: Fees are earned on the Bank's deposit accounts for various products offered to or services performed for the Bank's customers. Fees include business account fees, non-sufficient fund fees, ATM fees and others. These fees are recognized concurrent with the event on a daily, monthly or quarterly basis, depending on the type of service.

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

Other: Includes asset management fees, certain loan related fees, stop payment fees, wire services fees, safe deposit box fees and other fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month. Loan related fees include (loss) gain on sale of loans, prepayment fees, late charges, brokered loan fees, maintenance fees and others. These fees are recognized concurrent with the event on a daily, monthly, quarterly or annual basis, depending on the type of service.

Note 10: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s condensed consolidated statements of financial condition. At September 30, 2020, all of the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain,  the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters ended September 30, 2020 and 2019, expenses associated with the Corporation’s leases totaled $211,000 and $190,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

(In Thousands)	At September 30, 2020	At June 30, 2020
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$2,474	$2,525
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,573	$2,640

(In Thousands)	Quarter Ended September 30, 2020	Quarter Ended September 30, 2019
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases (1) (2)	$199	$179
Equipment expenses from operating leases	$12	$11

(1)	Variable lease costs are immaterial.
(2)	Revenue related to sublease activity is immaterial and netted against operating lease expenses.

(In Thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net(1)	$226	$284

(1)	Revenue related to sublease activity is immaterial and netted against operating lease expenses.

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of September 30, 2020:

Amount(1)
Year Ending June 30,	(In Thousands)
2021	$633
2022	707
2023	469
2024	359
2025	255
Thereafter	276
Total contract lease payments	$2,699

Total liability to make lease payments	$2,573
Difference in undiscounted and discounted future lease payments	$126
Weighted average discount rate	2.06%
Weighted average remaining lease term (years)	4.3

(1) Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 12: Subsequent Events

On October 29, 2020, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on November 19, 2020 are entitled to receive the cash dividend. The cash dividend will be payable on December 10, 2020.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At September 30, 2020, the Corporation had total assets of $1.18 billion, total deposits of $904.7 million and total stockholders’ equity of $124.7 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 30, 2020, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on August 20, 2020, which was paid on September 10, 2020.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the effect of the COVID-19 pandemic, including on the Corporation’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, California Consumer Privacy Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act, the

Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”), and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation’s 2020 Annual Report on Form 10-K for the year ended June 30, 2020 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies.  There have been no significant changes during the three months ended September 30, 2020 to the critical accounting policies as described in the Corporation’s 2020 Annual Report on Form 10-K for the period ended June 30, 2020.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be difficult as a result of weaknesses in general economic conditions. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in March 2020 in the targeted federal funds rate, until the pandemic subsides, the Corporation expects its net interest income and net interest margin will be adversely affected for the remainder of 2020 and possibly longer.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, including as a result of COVID-19, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.

COVID-19 Impact to the Corporation

The Corporation is actively monitoring and responding to the effects of the rapidly-changing COVID-19 pandemic. The health, safety and well-being of its customers, employees and communities are the Corporation’s top priorities. The Centers of Disease Control and Prevention (“CDC”) guidelines, as well as directives from federal, state, county and local officials, are being closely followed to make informed operational decisions.

During this unprecedented time, the Corporation is working diligently with its employees to implement CDC-advised health, hygiene and social distancing practices. To avoid service disruptions, most of its employees currently work from the Corporation’s premises and promote social distancing standards. To date, there have been limited service disruptions. The Corporation’s Employee Assistance Program is provided at no cost for employees and family members seeking counseling services for mental health and emotional support needs. The Corporation also adheres to the Families First Coronavirus Response Act (FFCRA), requires certain employers to provide employees with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19, providing additional flexibility to its employees to help navigate their individual challenges.

During the COVID-19 pandemic, taking care of customers and providing uninterrupted access to services are top priorities for the Corporation. All of the Corporation’s banking centers are open for business with regular business hours while implementing CDC guidelines for social distancing and enhanced cleaning. Customers can also conduct their banking business using drive thrus, online and mobile banking services, ATMs, and telephone banking.

On March 27, 2020, the CARES Act was signed into law and on April 7, 2020, the Board of Governors of the Federal Reserve System, FDIC, National Credit Union Administration, OCC and Consumer Financial Protection Bureau issued the Interagency Statement. Among other things, the CARES Act and Interagency Statement provided relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing. The CARES Act and/or Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act or Interagency Statement prior to any relief, are not restructured loans. For commercial and consumer customers, the Corporation has provided relief options, including payment deferrals from 60 days to 180 days and fee waivers.  As of

September 30, 2020, the Corporation has 44 single-family forbearance loans, with outstanding balances of $17.2 million or 1.94 percent of total loans, and one multi-family loan with an outstanding balance of $455,000 or 0.05 percent of total loans that were modified in accordance with the CARES Act or Interagency Statement. In addition, as of September 30, 2020, the Corporation had one pending request for payment relief for a single-family loan totaling approximately $264,000.

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

As of September 30, 2020, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed		Forbearance Remaining
(Dollars In Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Single-family loans	57	$23,036	13	$5,872	44	$17,164
Multi-family loans	4	2,043	3	1,588	1	455
Commercial real estate loans	2	1,069	2	1,069	—	—
Total loan forbearance	63	$26,148	18	$8,529	45	$17,619

As of September 30, 2020, certain characteristics of loans in forbearance are described below:

(Dollars In Thousands)	Number of Loans	Amount	% of Total Loans	Weighted Avg. LTV(1)	Weighted Avg. FICO(2)	Weighted Avg. Debt Coverage Ratio(3)		Weighted Avg. Forbearance Period Granted(4)
Single-family loans	44	$17,164	1.94%	62%	737	N/A		6.0
Multi-family loans	1	455	0.05%	60%	687	1.32	x	3.0
Total loans in forbearance	45	$17,619	1.99%	62%	733	1.32	x	5.9

(1)	Current loan balance in comparison to the original appraised value.
(2)	At time of loan origination, borrowers and/or guarantors.
(3)	At time of loan origination.
(4)	In months.

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
•
Non-interest income may decline due to a decrease in fees earned as spending habits change by debit card customers complying with  COVID-19 governmental safety requirements and who otherwise may be adversely affected by reductions in their personal income or job losses;

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

Comparison of Financial Condition at September 30, 2020 and June 30, 2020

Total assets increased $7.2 million, or one percent, to $1.18 billion at September 30, 2020 from June 30, 2020.  The increase was primarily attributable to an increase in investment securities, partly offset by decreases in cash and cash equivalents and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $49.5 million, or 43 percent, to $66.5 million at September 30, 2020 from $116.0 million at June 30, 2020.  The decrease in the total cash and cash equivalents was primarily attributable to the utilization of cash to fund purchases of investment securities.

Investment securities (held to maturity and available for sale) increased $75.0 million, or 61 percent, to $198.3 million at September 30, 2020 from $123.3 million at June 30, 2020. The increase was primarily the result of investment purchases totaling $84.9 million, partly offset by scheduled and accelerated principal payments on mortgage-backed securities during the first three months of fiscal 2021. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $17.8 million, or two percent, to $885.0 million at September 30, 2020 from $902.8 million at June 30, 2020, primarily due to decreases in single-family and multi-family loans.  During the first three months of fiscal 2021, the Corporation originated $39.1 million of loans held for investment, consisting primarily of single-family and multi-family loans and also purchased $8.9 million of multi-family loans held for investment that are located throughout California. Total loan principal payments during the first three months of fiscal 2021 were $66.3 million, up 31 percent from $50.8 million during the comparable period in fiscal 2020. The single-family loans held for investment balance at September 30, 2020 and June 30, 2020 was $288.8 million and $298.8 million, respectively, and represented approximately 33 percent of loans held for investment at both dates.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2020 and June 30, 2020, as a percentage of the total dollar amount outstanding:

As of September 30, 2020:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$77,026	27%	$131,639	46%	$79,598	27%	$527	—%	$288,790	100%
Multi-family	69,349	14%	313,460	65%	99,785	21%	306	—%	482,900	100%
Commercial real estate	23,745	23%	47,467	45%	33,995	32%	—	—%	105,207	100%
Construction	1,082	12%	6,430	73%	1,275	15%	—	—%	8,787	100%
Other	—	—%	142	100%	—	—%	—	—%	142	100%
Total	$171,202	19%	$499,138	57%	$214,653	24%	$833	—%	$885,826	100%

(1)	Other than the Inland Empire.

As of June 30, 2020:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$82,019	28%	$140,888	47%	$75,372	25%	$531	—%	$298,810	100%
Multi-family	66,427	14%	321,556	65%	103,609	21%	311	—%	491,903	100%
Commercial real estate	23,501	22%	47,484	45%	34,250	33%	—	—%	105,235	100%
Construction	1,115	14%	5,190	67%	1,496	19%	—	—%	7,801	100%
Other	—	—%	143	100%	—	—%	—	—%	143	100%
Total	$173,062	19%	$515,261	57%	$214,727	24%	$842	—%	$903,892	100%

(1)	Other than the Inland Empire.

Total deposits increased $11.7 million, or one percent, to $904.7 million at September 30, 2020 from $893.0 million at June 30, 2020, primarily due to increases in transaction accounts resulting primarily from government assistance programs related to the COVID-19 pandemic, partly offset by a decrease in higher cost time deposits.  Transaction accounts increased $20.7 million, or three percent, to $743.7 million at September 30, 2020 from $723.0 million at June 30, 2020, while time deposits decreased $9.0 million, or five percent, to $161.0 million at September 30, 2020 from $170.0 million at June 30, 2020. The percentage of time deposits to total deposits decreased to 18 percent at September 30, 2020 from 19 percent at June 30, 2020, primarily due to a managed run-off of higher cost time deposits consistent with the reduction in the Bank’s funding needs during the first three months of fiscal 2021.

Total borrowings decreased $5.0 million, or four percent, to $136.0 million at September 30, 2020 as compared to $141.0 million at June 30, 2020, due to a repayment of $5.0 million of short-term borrowings during the first quarter of fiscal 2021. The borrowings are primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders’ equity increased $683,000, or one percent, to $124.7 million at September 30, 2020 from $124.0 million at June 30, 2020, primarily as a result of year-to-date net income of $1.5 million and stock-based compensation of $274,000, partly offset by $1.0 million of quarterly cash dividends paid to shareholders during the first three months of fiscal 2021. The Corporation did not repurchase any shares of its common stock under its April 2020 plan during the three months ended September 30, 2020, but purchased 2,556 shares of distributed restricted stock in settlement of employee withholding tax obligations at an average cost of $11.68 per share.

Comparison of Operating Results for the Quarter ended September 30, 2020 and 2019

The Corporation’s net income for the first quarter of fiscal 2021 was $1.5 million, down $1.1 million or 42 percent from $2.6 million in the same period of fiscal 2020. Compared to the same quarter last year, the decrease was primarily attributable to lower net interest income and a higher provision for loan losses, partly offset by lower non-interest expenses. Earnings for the quarter reflect the continued impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity or the closing of businesses in California.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 75 percent for the first quarter of fiscal 2021 from 68 percent in the same period of fiscal 2020, primarily due to the decrease in net interest income. Return on average assets was 0.50 percent in the first quarter of fiscal 2021, down from 0.95 percent in the same period last year. Return on average equity was 4.78 percent in the first quarter of fiscal 2021, down from 8.46 percent in the same period last year. Diluted earnings per share for the first quarter of fiscal 2021 were $0.20, down from diluted earnings per share of $0.33 in the same period last year.

Net Interest Income:

For the Quarter Ended September 30, 2020 and 2019.  Net interest income decreased by $1.4 million, or 15 percent, to $8.2 million for the first quarter of fiscal 2021 from $9.6 million in the same period in fiscal 2020, as a result of a lower net interest margin, partly offset by a higher average interest-earning asset balance. The net interest margin decreased 80 basis points to 2.84 percent in the first quarter of fiscal 2021 from 3.64 percent in the same period of fiscal 2020, primarily due to a decrease in the average yield for all categories of interest-earning assets attributable primarily to declines in interest rates on adjustable rate instruments and interest-earning deposits following decreases to short-term rates over the last year, including the emergency 150 basis point reduction in the targeted Federal Funds Rate in March 2020 due to the COVID-19 pandemic. The weighted-average yield on interest-earning assets decreased by 90 basis points to 3.31 percent in the first quarter of fiscal 2021 from 4.21 percent in the same quarter last year, and the weighted-average cost of interest-bearing liabilities decreased by 11 basis points to 0.52 percent for the first quarter of fiscal 2021 as compared to 0.63 percent in the same quarter last year. The average balance of interest-earning assets increased $98.5 million, or nine percent, to $1.15 billion in the first quarter of fiscal 2021 from $1.05 billion in the comparable period of fiscal 2020, reflecting increases in the average balance of investment securities and interest-earning deposits, partly offset by a decrease in the average balance of loans receivable. The average balance of interest-bearing liabilities increased by $97.5 million, or 10 percent, to $1.04 billion in the first quarter of fiscal 2021 from $942.5 million in the same quarter last year primarily reflecting increases in the average balance of interest-bearing deposits and, to a lower extent, the average balance of borrowings.

Beginning in August 2019, the Federal Reserve reduced the targeted Federal Funds Rate by 25 basis points three times in 2019 and the 150 basis points during the quarter ended March 2020 to a range of 0.00% to 0.25%.  The 150 basis-point decrease in the targeted Federal Funds Rate in response to the COVID-19 pandemic did not occur until late in the quarter in March 2020, and the effect of the lower interest rate environment has continued to be realized during this quarter. Furthermore, the effect of the changes in the targeted Federal Funds Rate on the cost of liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits while most interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown until the pandemic subsides, the Corporation expects its net interest income and net interest margin will continue to be adversely affected in the remainder of calendar year 2020 and possibly longer.

Interest Income:

For the Quarter Ended September 30, 2020 and 2019.  Total interest income decreased by $1.6 million, or 14 percent, to $9.5 million for the first quarter of fiscal 2021 as compared to $11.1 million for the same quarter of fiscal 2020.  The decrease was primarily due to decreases in interest income from all interest-earning assets.

Interest income on loans receivable decreased by $1.2 million, or 12 percent, to $8.9 million in the first quarter of fiscal 2021 from $10.1 million in the same quarter of fiscal 2020. The decrease was due to a lower average yield and, to a much lower extent, a lower average balance. The average loans receivable yield during the first quarter of fiscal 2021 decreased 47 basis points to 3.99 percent from 4.46 percent during the same quarter last year. The decrease in the average yield on loans receivable was primarily attributable to loans repricing downward reflecting declines in the targeted Federal Funds Rate and the increase of net deferred loan costs to $466,000 in the first quarter of fiscal 2021 from $160,000 in the same quarter of fiscal 2020. The average balance of loans receivable decreased by $10.3 million, or one percent, to $893.0 million for the first quarter of fiscal 2021 from $903.3 million in the same quarter of fiscal 2020.

Interest income from investment securities decreased $136,000, or 22 percent, to $478,000 in the first quarter of fiscal 2021 from $614,000 for the same quarter of fiscal 2020. This decrease was attributable to a lower average yield, partly offset by a higher average balance. The average investment securities yield decreased 134 basis points to 1.22 percent in the first quarter of fiscal 2021 from 2.56 percent in the same quarter of fiscal 2020. The decrease in the average investment securities yield was primarily attributable to investment securities purchases at a lower average yield, a higher premium amortization between the quarters ($357,000 vs. $130,000) and the downward repricing of adjustable rate mortgage-backed securities. The average balance of investment securities increased $60.3 million, or 63 percent, to $156.2 million in the first quarter of fiscal 2021 from $95.9 million in the same quarter of fiscal 2020. The increase in the average balance of investment securities was primarily attributable to the investment purchases, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2021 was $100,000, down $43,000 or 30 percent from the same quarter of fiscal 2020. The average balance of FHLB – San Francisco stock in the first quarter of fiscal 2021 decreased slightly to $8.0 million from $8.2 million in the same quarter of fiscal 2020 and the average yield decreased to 5.02 percent in the first quarter of fiscal 2021 from 6.98 percent in the same quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $24,000 in the first quarter of fiscal 2021, down 90 percent from $246,000 in the same quarter of fiscal 2020. The decrease was primarily due to a lower average yield, partly offset by a higher average balance. The average yield earned on interest-earning deposits decreased 206 basis points to 0.10 percent in the first quarter of fiscal 2021 from 2.16 percent in the comparable quarter last year, due primarily to decreases in the targeted Federal Funds Rate over the last year. The average balance of the interest-earning deposits in the first quarter of fiscal 2021 was $93.3 million, an increase of $48.8 million or 110 percent, from $44.5 million in the same quarter of fiscal 2020.

Interest Expense:

For the Quarter Ended September 30, 2020 and 2019.  Total interest expense decreased by $143,000 or 10 percent to $1.4 million in the first quarter of fiscal 2021 from $1.5 million in the same quarter last year. This decrease was attributable to lower deposit expense, partly offset by higher borrowing expense.

Interest expense on deposits for the first quarter of fiscal 2021 was $551,000 as compared to $776,000 for the same period last year, a decrease of $225,000, or 29 percent.  The decrease in interest expense on deposits was attributable to a lower average cost of deposits, partly offset by a higher average balance. The average cost of deposits improved, decreasing by 13 basis points to 0.24 percent during the first quarter of fiscal 2021 from 0.37 percent during the same quarter last year.  The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance and a 20 basis-point decrease in the average cost of time deposits. The average balance of deposits increased $68.5 million, or eight percent, to $899.3 million during the quarter ended September 30, 2020 from $830.8 million during the same period last year. The increase in the average balance was primarily attributable to an increase in the transaction accounts, partly offset by a decrease in time deposits. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the first quarter of fiscal 2021 was 81 percent, compared to 77 percent in the same period of fiscal 2020.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first quarter of fiscal 2021 increased $82,000, or 11 percent, to $802,000 from $720,000 for the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased $29.1 million, or 26 percent, to $140.7 million during the quarter ended September 30, 2020 from $111.6 million during the same period last year. The average cost of borrowings decreased 30 basis points to 2.26 percent for the quarter ended September 30, 2020 from 2.56 percent in the same quarter last year. The decrease in the average cost of borrowings was primarily due to new long-term borrowings obtained at a lower interest rate than prior borrowings, reflecting the decline in market rates over the last year.

The following tables present the average balance sheets for the quarter ended September 30, 2020 and 2019, respectively:

Average Balance Sheets
	Quarter Ended September 30, 2020			Quarter Ended September 30, 2019
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$892,971	$8,917	3.99%	$903,272	$10,075	4.46%
Investment securities	156,235	478	1.22%	95,945	614	2.56%
FHLB – San Francisco stock	7,970	100	5.02%	8,199	143	6.98%
Interest-earning deposits	93,276	24	0.10%	44,511	246	2.16%

Total interest-earning assets	1,150,452	9,519	3.31%	1,051,927	11,078	4.21%

Non interest-earning assets	31,624			31,408

Total assets	$1,182,076			$1,083,335

Interest-bearing liabilities:
Checking and money market accounts (2)	$455,528	$91	0.08%	$381,211	$110	0.11%
Savings accounts	276,413	78	0.11%	259,651	134	0.20%
Time deposits	167,345	382	0.91%	189,958	532	1.11%

Total deposits	899,286	551	0.24%	830,820	776	0.37%

Borrowings	140,711	802	2.26%	111,641	720	2.56%

Total interest-bearing liabilities	1,039,997	1,353	0.52%	942,461	1,496	0.63%

Non interest-bearing liabilities	17,735			19,692

Total liabilities	1,057,732			962,153

Stockholders’ equity	124,344			121,182
Total liabilities and stockholders’ equity	$1,182,076			$1,083,335

Net interest income		$8,166			$9,582

Interest rate spread (3)			2.79%			3.58%
Net interest margin (4)			2.84%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.62%			111.61%
Return on average assets			0.50%			0.95%
Return on average equity			4.78%			8.46%

(1)	Includes non-performing loans, as well as net deferred loan cost amortization of $466 thousand and $160 thousand for the quarter ended September 30, 2020 and 2019, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $115.8 million and $81.3 million during the quarter ended September 30, 2020 and 2019, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarter ended September 30, 2020 and 2019, respectively.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance
	Quarter Ended September 30, 2020 Compared To Quarter Ended September 30, 2019 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable	$(1,055)	$(115)	$12	$(1,158)
Investment securities	(320)	386	(202)	(136)
FHLB – San Francisco stock	(40)	(4)	1	(43)
Interest-earning deposits	(234)	263	(251)	(222)
Total net change in income on interest-earning assets	(1,649)	530	(440)	(1,559)

Interest-bearing liabilities:
Checking and money market accounts	(34)	21	(6)	(19)
Savings accounts	(60)	8	(4)	(56)
Time deposits	(98)	(63)	11	(150)
Borrowings	(84)	188	(22)	82
Total net change in expense on interest-bearing liabilities	(276)	154	(21)	(143)
Net (decrease) increase in net interest income	$(1,373)	$376	$(419)	$(1,416)

Provision (Recovery) for Loan Losses:

For the Quarter Ended September 30, 2020 and 2019.  During the first quarter of fiscal 2021, the Corporation recorded a provision for loan losses of $220,000, as compared to a recovery from the allowance for loan losses of $181,000 in the same period of fiscal 2020. The increase in provision for loan losses during this quarter was primarily attributable to an increase in the qualitative component established in our allowance for loan losses methodology in response to the deteriorating economic conditions and probable loan losses, including the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic conditions on the U.S. and global economies from COVID-19.

Non-performing loans, net of the allowance for loan losses and fair value adjustments decreased eight percent to $4.5 million at September 30, 2020 from $4.9 million at June 30, 2020 and $5.2 million at September 30, 2019. Net loan recoveries in the first quarter of fiscal 2021 were $5,000 or 0.00 percent (annualized) of average loans receivable, as compared to net loan recoveries of $34,000 or 0.02 percent (annualized) of average loans receivable in the same quarter of fiscal 2020. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $10.6 million at September 30, 2020 as compared to $14.1 million at June 30, 2020 and $13.0 million at September 30, 2019. Classified loans net of the allowance for loan losses and fair value adjustments at September 30, 2020 were comprised of $6.0 million of loans in the special mention category and $4.6 million of loans in the substandard category as compared to $8.6 million of loans in the special mention category and $5.5 million of loans in the substandard category at June 30, 2020.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank's charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies.  See related discussion of “Asset Quality.”

At September 30, 2020, the allowance for loan losses was $8.5 million, comprised of collectively evaluated allowances of $8.4 million and individually evaluated allowances of $84,000; in comparison to the allowance for loan losses of $8.3 million at June 30, 2020, comprised of collectively evaluated allowances of $8.2 million and individually evaluated allowances of $100,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.95 percent at September 30, 2020 as compared to 0.91 percent at June 30, 2020. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Corporation’s financial condition and results of operations.

Non-Interest Income:

For the Quarter Ended September 30, 2020 and 2019.  Total non-interest income increased $89,000, or eight percent, to $1.2 million for the quarter ended September 30, 2020 from $1.1 million for the same period last year.  The increase was primarily attributable to an increase in loan servicing fees, partly offset by a decrease in deposit account fees.

Loan servicing and other fees increased $272,000 or 205 percent to $405,000 in the first quarter of fiscal 2021 from $133,000 in the same quarter last year. The increase was due primarily to an increase in prepayment fees resulting from higher loan payoffs, particularly in multi-family loans.

Deposit account fees decreased $137,000 or 31 percent to $310,000 in the first quarter of fiscal 2021 from $447,000 in the same quarter last year.  The decrease was due primarily to certain fees that were waived related to accounts impacted by the COVID-19 pandemic and reduced transactions reflecting changes in spending habits due to the COVID-19 pandemic.

Non-Interest Expense:

For the Quarter Ended September 30, 2020 and 2019.  Total non-interest expense in the quarter ended September 30, 2020 was $7.0 million, a decrease of $253,000, or three percent, as compared to $7.2 million in the quarter ended September 30, 2019. The decrease was primarily attributable to a decrease in salaries and employee benefits expenses, partly offset by higher deposit insurance premiums and regulatory assessment expenses and other operating expenses.

Salaries and employee benefits expense decreased $542,000, or 11 percent, to $4.4 million in the first quarter of fiscal 2021 from $5.0 million in the same period of fiscal 2020. The decrease was due primarily to fewer employees and lower employee bonus and other incentive payments. Total loan originations and purchases decreased $45.4 million, or 49 percent, to $48.0 million in the first quarter of fiscal 2021 from $93.4 million in the same quarter of fiscal 2020. Total full-time equivalent employees (“FTE”) were 163 at September 30, 2020, down 25 FTE or 13 percent from 188 FTE at September 30, 2019.

Deposit insurance premiums and regulatory assessment expenses were $134,000 in the first quarter of fiscal 2021, in contrast to a recovery/credit of $16,000 in the same quarter of fiscal 2020. The increase was due primarily to FDIC insurance premium credits applied in the first quarter of fiscal 2020, which were not replicated in the first quarter of fiscal 2021.

Other non-interest expenses increased $116,000, or 20 percent, to $703,000 in the first quarter of fiscal 2021 from $587,000 in the same quarter of fiscal 2020. The increase in other non-interest expenses was primarily attributable to the $296,000 reversion of litigation expenses in the first quarter of fiscal 2020, which was not replicated this quarter, partly offset by reduced expenses reflecting lower loan originations and purchases.

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

For the Quarter Ended September 30, 2020 and 2019.  The Corporation’s income tax provision was $635,000 for the first quarter of fiscal 2021, a 39 percent decrease from $1.0 million in the same quarter last year, primarily reflecting lower pre-tax income. The effective income tax rate for the quarter ended September 30, 2020 was 29.95 percent as compared to 28.73 percent for the quarter ended September 30, 2019. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2021 reflects its current income tax obligations.

Asset Quality

Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, was $4.5 million at September 30, 2020, down $392,000 or eight percent from $4.9 million at June 30, 2020. Non-performing loans as a percentage of loans held for investment at September 30, 2020 was 0.51%, improving from 0.55% at June 30, 2020.  The non-performing loans at September 30, 2020 are comprised of 17 single-family loans ($4.5 million) and one commercial business loan ($27,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of September 30, 2020, total restructured loans decreased $194,000, or seven percent, to $2.4 million from $2.6 million at June 30, 2020.  At both September 30, 2020 and June 30, 2020, all of these restructured loans were classified as non-performing.  As of September 30, 2020, all of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $1.2 million, or 44 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2020.

There was no real estate owned at both September 30, 2020 and June 30, 2020.

Non-performing assets, which includes non-performing loans and real estate owned, if any, decreased $392,000 or eight percent to $4.5 million or 0.38 percent of total assets at September 30, 2020 from $4.9 million or 0.42 percent of total assets at June 30, 2020. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values decline, the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration in which case individually evaluated allowances are established, if required.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:
(In Thousands)	At September 30, 2020	At June 30, 2020
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$2,084	$2,281
Total	2,084	2,281

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	2,421	2,612
Commercial business loans	27	31
Total	2,448	2,643

Total non-performing loans	4,532	4,924

Real estate owned, net	—	—
Total non-performing assets	$4,532	$4,924

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.51%	0.55%

Non-performing loans as a percentage of total assets	0.38%	0.42%

Non-performing assets as a percentage of total assets	0.38%	0.42%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:
	At September 30, 2020		At June 30, 2020
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$2,175	4	$3,120	7
Multi-family	3,755	3	3,777	3
Commercial real estate	—	—	1,703	1
Total special mention loans	5,930	7	8,600	11

Substandard loans:
Mortgage loans:
Single-family	4,598	20	5,438	22
Commercial business loans	27	1	31	1
Total substandard loans	4,625	21	5,469	23

Total classified loans	10,555	28	14,069	34

Real estate owned	—	—	—	—

Total classified assets	$10,555	28	$14,069	34

Total classified assets as a percentage of total assets	0.89%		1.20%

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and purchased for the quarter indicated:
	For the Quarter Ended September 30,
(In Thousands)	2020	2019
Loans originated for investment::
Mortgage loans:
Single-family	$23,199	$7,506
Multi-family	12,909	19,350
Commercial real estate	1,860	2,419
Construction	1,140	896
Total loans originated for investment	39,108	30,171

Loans purchased for investment:
Mortgage loans:
Single-family	—	26,123
Multi-family	8,938	37,126
Total loans purchased for investment	8,938	63,249

Mortgage loan principal payments	(66,323)	(50,829)
Increase in other items, net (1)	434	1,798

Net (decrease) increase in loans held for investment	$(17,843)	$44,389

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, advance payments of escrows and repurchases.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment.  During the first three months of fiscal 2021 and 2020, the Corporation originated and purchased loans held for investment of $48.0 million and $93.4 million, respectively. At September 30, 2020, the Corporation had loan origination commitments totaling $7.7 million, undisbursed lines of credit totaling $928,000 and undisbursed construction loan funds totaling $3.4 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments.

The Corporation’s primary financing activity is gathering deposits.  During the first three months of fiscal 2021, the net increase in deposits was $11.7 million or one percent, primarily due to an increase in transaction accounts, partly offset by a decrease in time deposits. Time deposits decreased $9.0 million, or five percent, to $161.0 million at September 30, 2020 from $170.0 million at June 30, 2020.  At September 30, 2020, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $71.4 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $14.6 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2020, total cash and cash equivalents were $66.5 million, or six percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2020, total borrowings were $136.0 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility available was $255.4 million and the remaining available collateral was $360.7 million. In addition, the Bank has secured a $165.7 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $176.2 million. As of September 30, 2020, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2021 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of September 30, 2020.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2020 increased to 25.4 percent from 23.1 percent for the quarter ended June 30, 2020.

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

At September 30, 2020, the Bank exceeded all regulatory capital requirements.  The Bank was categorized "well-capitalized" at September 30, 2020 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes (1)		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Provident Savings Bank, F.S.B.:

As of September 30, 2020
Tier 1 leverage capital (to adjusted average assets)	$113,942	9.64%	$47,277	4.00%	$59,096	5.00%
CET1 capital (to risk-weighted assets)	$113,942	16.94%	$47,082	7.00%	$43,719	6.50%
Tier 1 capital (to risk-weighted assets)	$113,942	16.94%	$57,170	8.50%	$53,807	8.00%
Total capital (to risk-weighted assets)	$122,351	18.19%	$70,622	10.50%	$67,259	10.00%

As of June 30, 2020
Tier 1 leverage capital (to adjusted average assets)	$116,967	10.13%	$46,188	4.00%	$57,735	5.00%
CET1 capital (to risk-weighted assets)	$116,967	17.51%	$46,747	7.00%	$43,408	6.50%
Tier 1 capital (to risk-weighted assets)	$116,967	17.51%	$56,765	8.50%	$53,426	8.00%
Total capital (to risk-weighted assets)	$125,316	18.76%	$70,121	10.50%	$66,782	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

In addition to the minimum CET1, Tier 1 and Total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  As of September 30, 2020, the capital conservation buffer required a minimum of 2.50% of risk weighted assets.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first three months of fiscal 2020, the Bank paid a cash dividend of $5.0 million to the Corporation, while the Corporation paid $1.0 million of cash dividends to its shareholders.

Supplemental Information
	At September 30, 2020	At June 30, 2020	At September 30, 2019

Loans serviced for others (in thousands)	$77,562	$86,505	$110,494

Book value per share	$16.75	$16.67	$16.33

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions.  In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short average life.  The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of  -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of September 30, 2020, the targeted Federal Funds Rate range was 0.00% to 0.25%, making an immediate change of -200 basis points or more improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2020 (dollars in thousands).
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)
+300 bp	$250,940	$109,241	$1,313,467	19.11%	+749 bp
+200 bp	$222,185	$80,486	$1,289,534	17.23%	+561 bp
+100 bp	$188,884	$47,185	$1,261,195	14.98%	+336 bp
0 bp	$141,699	$—	$1,219,117	11.62%	0 bp
-100 bp	$118,402	$(23,297)	$1,193,665	9.92%	-170 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2020 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2020 and June 30, 2020.
	At September 30, 2020	At June 30, 2020
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.62%	11.93%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.92%	10.57%
Sensitivity Measure: Change in NPV Ratio	-170 bp	-136 bp

The pre-shock NPV ratio decreased 31 basis points to 11.62 percent at September 30, 2020 from 11.93 percent at June 30, 2020 and the post-shock NPV ratio decreased 65 basis points to 9.92 percent at September 30, 2020 from 10.57 percent at June 30, 2020.  The decrease of the NPV ratios was primarily attributable to a $5.0 million cash dividend distribution from the Bank to Provident Financial Holdings, Inc. in September 2020, partly offset by net income in the first three months of fiscal 2021 and the change in interest rates.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of September 30, 2020:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of September 30, 2020
(Dollars In Thousands)	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$60,683	$—	$—	$5,784	$66,467
Investment securities	19,912	—	—	178,372	198,284
Loans held for investment	288,409	239,783	256,184	100,577	884,953
FHLB - San Francisco stock	7,970	—	—	—	7,970
Other assets	3,373	—	—	22,986	26,359
Total assets	380,347	239,783	256,184	307,719	1,184,033

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	114,537	114,537
Checking deposits - interest bearing	45,311	90,622	90,622	75,517	302,072
Savings deposits	56,373	112,745	112,745	—	281,863
Money market deposits	22,631	22,631	—	—	45,262
Time deposits	86,004	56,663	17,465	820	160,952
Borrowings	46,031	50,000	40,000	—	136,031
Other liabilities	355	—	—	18,302	18,657
Stockholders' equity	—	—	—	124,659	124,659
Total liabilities and stockholders' equity	256,705	332,661	260,832	333,835	1,184,033

Repricing gap positive (negative)	$123,642	$(92,878)	$(4,648)	$(26,116)	$—
Cumulative repricing gap:
Dollar amount	$123,642	$30,764	$26,116	$—	$—
Percent of total assets	10%	3%	2%	—%	—%

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:
•	The Corporation’s current balance sheet and repricing characteristics;
•	Forecast balance sheet growth consistent with the business plan;
•	Current interest rates and yield curves and management estimates of projected interest rates;
•	Embedded options, interest rate floors, periodic caps and lifetime caps;
•	Repricing characteristics for market rate sensitive instruments;
•	Loan, investment, deposit and borrowing cash flows;
•	Loan prepayment estimates for each type of loan; and
•	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at September 30, 2020 and June 30, 2020.
At September 30, 2020		At June 30, 2020
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	9.39%	+300 bp	15.11%
+200 bp	6.12%	+200 bp	9.95%
+100 bp	3.28%	+100 bp	5.25%
-100 bp	0.69%	-100 bp	(0.05)%

At September 30, 2020 and June 30, 2020, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a slight increase in net interest income over the subsequent 12-month period at September 30, 2020, as compared to a slight decrease in net interest income over the subsequent 12-month period at June 30, 2020.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2020 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2020	—	$—	—	371,815
August 1 – 31, 2020	—	$—	—	371,815
September 1 – 30, 2020	2,556	$11.68	—	371,815
Total	2,556	$11.68	—	371,815

(1)	Represents the remaining shares available for future purchases under the April 2020 stock repurchase plan.

During the quarter ended September 30, 2020, the Corporation did not purchase any shares of the Corporation’s common stock under the April 2020 stock repurchase plan. As of September 30, 2020, the Corporation has not purchased any shares authorized in the April 2020 stock repurchase plan, leaving all 371,815 shares available for purchase until the plan expires on April 30, 2021. During the quarter ended September 30, 2020, there was no stock option activity, while a total of 9,000 shares of restricted stock were forfeited and 7,500 shares of restricted stock were vested. The Corporation purchased 2,556 shares from recipients to fund their withholding tax obligations in the first quarter fiscal 2021 with an average cost of $11.68 per share.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 6, 2020	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)