Form 10-Q
period 2020-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2021-02-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [  ]                                                                           Accelerated filer [  ]
Non-accelerated filer [X]                                                                            Smaller reporting company[X]
                                                                                                                       Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2021 there were 7,442,254 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents
PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2020 and June 30, 2020	1
	Condensed Consolidated Statements of Operations
	for the Quarter and Six Months Ended December 31, 2020 and 2019	2
	Condensed Consolidated Statements of Comprehensive Income
	for the Quarter and Six Months Ended December 31, 2020 and 2019	3
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarter and Six Months Ended December 31, 2020 and 2019	4
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2020 and 2019	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	40
	Safe-Harbor Statement	41
	Critical Accounting Policies	42
	Executive Summary and Operating Strategy	43
	Off-Balance Sheet Financing Arrangements	46
	Comparison of Financial Condition at December 31, 2020 and June 30, 2020	46
	Comparison of Operating Results for the Quarter and Six Months ended December 31, 2020 and 2019	48
	Asset Quality	58
	Loan Volume Activities	62
	Liquidity and Capital Resources	62
	Supplemental Information	64

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	65

ITEM 4 -	Controls and Procedures	69

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	69
ITEM 1A -	Risk Factors	70
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	70
ITEM 3 -	Defaults Upon Senior Securities	70
ITEM 4 -	Mine Safety Disclosures	70
ITEM 5 -	Other Information	71
ITEM 6 -	Exhibits	71

SIGNATURES		72

.
PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
In Thousands, Except Share Information

	December 31, 2020	June 30, 2020
Assets
Cash and cash equivalents	$74,001	$116,034
Investment securities – held to maturity, at cost	203,098	118,627
Investment securities – available for sale, at fair value	4,158	4,717
Loans held for investment, net of allowance for loan losses of $8,538 and $8,265, respectively; includes $1,972 and $2,258 at fair value, respectively	855,086	902,796
Accrued interest receivable	3,126	3,271
Federal Home Loan Bank (“FHLB”) – San Francisco stock	7,970	7,970
Premises and equipment, net	9,980	10,254
Prepaid expenses and other assets	13,308	13,168

Total assets	$1,170,727	$1,176,837

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$109,609	$118,771
Interest-bearing deposits	800,359	774,198
Total deposits	909,968	892,969

Borrowings	116,015	141,047
Accounts payable, accrued interest and other liabilities	19,760	18,845
Total liabilities	1,045,743	1,052,861

Commitments and Contingencies (Notes 6 and 10)

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (40,000,000 shares authorized; 18,097,615 and 18,097,615 shares issued; 7,442,254 and 7,436,315 shares outstanding, respectively)	181	181
Additional paid-in capital	96,164	95,593
Retained earnings	194,923	194,345
Treasury stock at cost (10,655,361 and 10,661,300 shares, respectively)	(166,364)	(166,247)
Accumulated other comprehensive income, net of tax	80	104

Total stockholders’ equity	124,984	123,976

Total liabilities and stockholders’ equity	$1,170,727	$1,176,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest income:
Loans receivable, net	$8,344	$10,320	$17,261	$20,395
Investment securities	448	567	926	1,181
FHLB – San Francisco stock	100	145	200	288
Interest-earning deposits	17	189	41	435
Total interest income	8,909	11,221	18,428	22,299

Interest expense:
Checking and money market deposits	79	117	170	227
Savings deposits	54	131	132	265
Time deposits	335	530	717	1,062
Borrowings	803	804	1,605	1,524
Total interest expense	1,271	1,582	2,624	3,078

Net interest income	7,638	9,639	15,804	19,221
Provision (recovery) for loan losses	39	(22)	259	(203)
Net interest income, after provision (recovery) for loan losses	7,599	9,661	15,545	19,424

Non-interest income:
Loan servicing and other fees	120	367	525	500
Deposit account fees	329	451	639	898
Card and processing fees	368	371	732	761
Other	157	155	237	255
Total non-interest income	974	1,344	2,133	2,414

Non-interest expense:
Salaries and employee benefits	4,301	4,999	8,744	9,984
Premises and occupancy	865	880	1,768	1,758
Equipment	273	262	548	541
Professional expenses	402	331	816	739
Sales and marketing expenses	227	212	340	329
Deposit insurance premiums and regulatory assessments	141	59	275	43
Other	707	811	1,410	1,398
Total non-interest expense	6,916	7,554	13,901	14,792

Income before income taxes	1,657	3,451	3,777	7,046
Provision for income taxes	481	1,053	1,116	2,086
Net income	$1,176	$2,398	$2,661	$4,960

Basic earnings per share	$0.16	$0.32	$0.36	$0.66
Diluted earnings per share	$0.16	$0.31	$0.36	$0.65
Cash dividends per share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
In Thousands

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$1,176	$2,398	$2,661	$4,960

Change in unrealized holding loss on securities available for sale	(27)	(21)	(34)	(40)
Reclassification adjustment for net loss on securities available for sale included in net loss	—	—	—	—
Other comprehensive loss, before income taxes	(27)	(21)	(34)	(40)

Income tax benefit	(8)	(6)	(10)	(12)
Other comprehensive loss	(19)	(15)	(24)	(28)

Total comprehensive income	$1,157	$2,383	$2,637	$4,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
In Thousands, Except Share Information

For the Quarter Ended December 31, 2020 and 2019:
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2020	7,441,259	$181	$95,948	$194,789	$(166,358)	$99	$124,659

Net income				1,176			1,176
Other comprehensive loss						(19)	(19)
Purchase of treasury stock (1)	(505)				(6)		(6)
Distribution of restricted stock	1,500
Amortization of restricted stock			200				200
Stock options expense			16				16
Cash dividends (2)				(1,042)			(1,042)

Balance at December 31, 2020	7,442,254	$181	$96,164	$194,923	$(166,364)	$80	$124,984

(1)	Includes the purchase of 505 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2020.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at September 30, 2019	7,479,682	$181	$94,795	$192,354	$(165,309)	$148	$122,169

Net income				2,398			2,398
Other comprehensive loss						(15)	(15)
Purchase of treasury stock	(2,361)				(51)		(51)
Exercise of stock options	5,750		83				83
Amortization of restricted stock			219				219
Stock options expense			21				21
Cash dividends (1)				(1,048)			(1,048)

Balance at December 31, 2019	7,483,071	$181	$95,118	$193,704	$(165,360)	$133	$123,776

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended December 31, 2020 and 2019:
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2020	7,436,315	$181	$95,593	$194,345	$(166,247)	$104	$123,976

Net income				2,661			2,661
Other comprehensive loss						(24)	(24)
Purchase of treasury stock (1)	(3,061)				(36)		(36)
Distribution of restricted stock	9,000
Forfeiture of restricted stock			81		(81)		—
Amortization of restricted stock			441				441
Stock options expense			49				49
Cash dividends (2)				(2,083)			(2,083)

Balance at December 31, 2020	7,442,254	$181	$96,164	$194,923	$(166,364)	$80	$124,984

(1)	Includes the purchase of 3,061 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.28 per share were paid in the six months ended December 31, 2020.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Shares	Amount					Total
Balance at June 30, 2019	7,486,106	$181	$94,351	$190,839	$(164,891)	$161	$120,641

Net income				4,960			4,960
Other comprehensive loss						(28)	(28)
Purchase of treasury stock	(19,285)				(397)		(397)
Exercise of stock options	16,250		215				215
Forfeiture of restricted stock			72		(72)		—
Amortization of restricted stock			439				439
Stock options expense			41				41
Cash dividends (1)				(2,095)			(2,095)

Balance at December 31, 2019	7,483,071	$181	$95,118	$193,704	$(165,360)	$133	$123,776

 (1)   Cash dividends of $0.28 per share were paid in the six months ended December 31, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,661	$4,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,796	1,356
Provision (recovery) for loan losses	259	(203)
Stock-based compensation	490	480
(Benefit) provision for deferred income taxes	(344)	1,432
Increase (decrease) in accounts payable, accrued interest and other liabilities	952	(2,923)
Increase in prepaid expenses and other assets	(81)	(3,025)
Net cash provided by operating activities	6,733	2,077

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	46,464	(61,773)
Maturity of investment securities held to maturity	600	—
Principal payments from investment securities held to maturity	21,269	16,702
Principal payments from investment securities available for sale	527	695
Purchase of investment securities held to maturity	(107,230)	—
Purchase of premises and equipment	(207)	(148)
Net cash used for investing activities	(38,577)	(44,524)

Cash flows from financing activities:
Increase (decrease) in deposits, net	16,999	(7,621)
Repayments of short-term borrowings, net	(5,000)	—
Repayments of long-term borrowings	(20,032)	(29)
Proceeds from long-term borrowings	—	30,007
Exercise of stock options	—	215
Withholding taxes on stock based compensation	(37)	(32)
Cash dividends	(2,083)	(2,095)
Treasury stock purchases	(36)	(397)
Net cash (used for) provided by financing activities	(10,189)	20,048
Net decrease in cash and cash equivalents	(42,033)	(22,399)
Cash and cash equivalents at beginning of period	116,034	70,632
Cash and cash equivalents at end of period	$74,001	$48,233
Supplemental information:
Cash paid for interest	$2,742	$3,091
Cash paid for income taxes	$2,470	$350
Transfer of loans held for sale to held for investment	$—	$1,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2020

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statement of financial condition at June 30, 2020 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2020.  The results of operations for the quarter and six months ended December 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2021.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are significant to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2020, other than:

ASU 2018-13:
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness.” The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The guidance only affects disclosures in the notes to the condensed consolidated financial statements and will not otherwise affect the Corporation’s Condensed Consolidated Financial Statements. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements. See Note 7 for additional discussion.

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

As of December 31, 2020 and 2019, there were outstanding options to purchase 549,000 shares and 554,500 shares of the Corporation’s common stock, respectively. Of those shares, as of December 31, 2020 and 2019, there were 135,000 shares and no shares, respectively, which were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2020 and 2019, there were outstanding restricted stock awards of 207,500 shares and 225,500 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarter and six months ended December 31, 2020 and 2019, respectively.
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands, Except Earnings Per Share)	2020	2019	2020	2019
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - available to common stockholders	$1,176	$2,398	$2,661	$4,960

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,442	7,482	7,439	7,482

Effect of dilutive shares:
Stock options	37	133	29	133
Restricted stock	13	43	7	36

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,492	7,658	7,475	7,651

Basic earnings per share	$0.16	$0.32	$0.36	$0.66
Diluted earnings per share	$0.16	$0.31	$0.36	$0.65

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2020 and June 30, 2020 were as follows:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS (1)	$200,195	$3,433	$(63)	$203,565	$200,195
U.S. SBA securities (2)	1,903	—	(17)	1,886	1,903
Certificate of deposits	1,000	—	—	1,000	1,000
Total investment securities - held to maturity	$203,098	$3,433	$(80)	$206,451	$203,098

Available for sale:
U.S. government agency MBS	$2,463	$88	$—	$2,551	$2,551
U.S. government sponsored enterprise MBS	1,420	14	—	1,434	1,434
Private issue CMO (3)	174	—	(1)	173	173
Total investment securities - available for sale	$4,057	$102	$(1)	$4,158	$4,158
Total investment securities	$207,155	$3,535	$(81)	$210,609	$207,256

(1)	Mortgage-Backed Securities (“MBS”).
(2)	Small Business Administration (“SBA”).
(3)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity:
U.S. government sponsored enterprise MBS	$115,763	$2,636	$(45)	$118,354	$115,763
U.S. SBA securities	2,064	—	(17)	2,047	2,064
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$118,627	$2,636	$(62)	$121,201	$118,627

Available for sale:
U.S. government agency MBS	$2,823	$120	$—	$2,943	$2,943
U.S. government sponsored enterprise MBS	1,556	21	—	1,577	1,577
Private issue CMO	204	—	(7)	197	197
Total investment securities - available for sale	$4,583	$141	$(7)	$4,717	$4,717
Total investment securities	$123,210	$2,777	$(69)	$125,918	$123,344

In the second quarter of fiscal 2021 and 2020, the Corporation received MBS principal payments of $12.4 million and $8.1 million, respectively, and there were no sales of investment securities during these periods. The Corporation purchased $21.5 million of U.S. government sponsored enterprise MBS to be held to maturity in the second quarter of fiscal 2021 but did not purchase any investment securities in the second quarter of fiscal 2020.

For the first six months of fiscal 2021 and 2020, the Corporation received MBS principal payments of $21.8 million and $17.4 million, respectively, and there were no sales of investment securities during these periods. The Corporation purchased $106.4 million of U.S. government sponsored enterprise MBS to be held to maturity in the first six months of fiscal 2021 but did not purchase any investment securities in the same period of fiscal 2020.

The Corporation held investments with an unrealized loss position of $81,000 at December 31, 2020 and $69,000 at June 30, 2020.
As of December 31, 2020		Unrealized Holding Losses	Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)		Less Than 12 Months	12 Months or More		Total
Fair		Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$10,015	$63	$—	$—	$10,015	$63
U.S. SBA securities	—	$—	1,886	17	1,886	17
Total investment securities – held to maturity	$10,015	$63	$1,886	$17	$11,901	$80

Available for sale:
Private issue CMO	$173	$1	$—	$—	$173	$1
Total investment securities – available for sale	$173	$1	$—	$—	$173	$1
Total investment securities	$10,188	$64	$1,886	$17	$12,074	$81

As of June 30, 2020	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity:
U.S. government sponsored enterprise MBS	$12,731	$45	$—	$—	$12,731	$45
U.S. SBA securities	—	$—	2,040	17	2,040	17
Total investment securities – held to maturity	$12,731	$45	$2,040	$17	$14,771	$62

Available for sale:
Private issue CMO	$197	$7	$—	$—	$197	$7
Total investment securities – available for sale	$197	$7	$—	$—	$197	$7
Total investment securities	$12,928	$52	$2,040	$17	$14,968	$69

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At December 31, 2020, $17,000 of the $81,000 unrealized holding losses were 12 months or more; while at June 30, 2020, $17,000 of the $69,000 unrealized holding losses were 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At December 31, 2020 and 2019, the Corporation did not have any investment securities with the intent to sell and determined it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded for the quarter ended December 31, 2020 and 2019.

Contractual maturities of investment securities as of December 31, 2020 and June 30, 2020 were as follows:
	December 31, 2020		June 30, 2020
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Held to maturity:
Due in one year or less	$1,000	$1,000	$800	$800
Due after one through five years	19,081	19,913	19,389	20,194
Due after five through ten years	76,934	78,367	50,895	52,315
Due after ten years	106,083	107,171	47,543	47,892
Total investment securities - held to maturity	$203,098	$206,451	$118,627	$121,201

Available for sale:
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	4,057	4,158	4,583	4,717
Total investment securities - available for sale	$4,057	$4,158	$4,583	$4,717
Total investment securities	$207,155	$210,609	$123,210	$125,918

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:
(In Thousands)	December 31, 2020	June 30, 2020
Mortgage loans:
Single-family	$257,864	$298,810
Multi-family	488,412	491,903
Commercial real estate	102,551	105,235
Construction (1)	7,135	7,801
Other	141	143
Commercial business loans (2)	882	480
Consumer loans (3)	95	94
Total loans held for investment, gross	857,080	904,466

Advance payments of escrows	142	68
Deferred loan costs, net	6,402	6,527
Allowance for loan losses	(8,538)	(8,265)
Total loans held for investment, net	$855,086	$902,796

(1)	Net of $2.7 million and $4.0 million of undisbursed loan funds as of December 31, 2020 and June 30, 2020, respectively.
(2)	Net of $520 thousand and $935 thousand of undisbursed lines of credit as of December 31, 2020 and June 30, 2020, respectively.
(3)	Net of $422 thousand and $448 thousand of undisbursed lines of credit as of December 31, 2020 and June 30, 2020, respectively.

The following table sets forth information at December 31, 2020 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised one percent of loans held for investment at December 31, 2020 and June 30, 2020, respectively.  Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$69,861	$51,462	$62,242	$64,482	$9,817	$257,864
Multi-family	162,764	154,224	153,475	17,810	139	488,412
Commercial real estate	48,239	30,205	23,822	—	285	102,551
Construction	6,477	—	—	—	658	7,135
Other	—	—	—	—	141	141
Commercial business loans	500	—	—	—	382	882
Consumer loans	95	—	—	—	—	95
Total loans held for investment, gross	$287,936	$235,891	$239,539	$82,292	$11,422	$857,080

The Corporation has developed an internal loan grading system to evaluate and quantify the Bank’s loans held for investment portfolio with respect to quality and risk.  Management continually evaluates the credit quality of the Corporation’s loan portfolio and conducts a quarterly review of the adequacy of the allowance for loan losses using quantitative and qualitative methods. The Corporation has adopted an internal risk rating policy in which each loan is rated for credit quality with a rating of pass, special mention, substandard, doubtful or loss.  The two primary components that are used during the loan review process to determine the proper allowance levels are individually evaluated allowances and collectively evaluated allowances.  Quantitative loan loss factors are developed by determining the historical loss experience, expected future cash flows, discount rates and collateral fair values, among others.  Qualitative loan loss factors are developed by assessing general economic indicators such as gross domestic product, retail sales, unemployment rates, employment growth, California home sales and median California home prices as well as the forecasted economic impact of the novel coronavirus of 2019 (“COVID-19”).  The Corporation assigns individual factors for the quantitative and qualitative methods for each loan category and each internal risk rating.

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

•	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:
	December 31, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$245,747	$484,680	$102,551	$7,135	$141	$882	$95	$841,231
Special Mention	935	3,732	—	—	—	—	—	4,667
Substandard	11,182	—	—	—	—	—	—	11,182
Total loans held for investment, gross	$257,864	$488,412	$102,551	$7,135	$141	$882	$95	$857,080

	June 30, 2020
(In Thousands)	Single- family	Multi- family	Commercial Real Estate	Construction	Other Mortgage	Commercial Business	Consumer	Total

Pass	$289,942	$488,126	$105,235	$6,098	$143	$445	$94	$890,083
Special Mention	3,120	3,777	—	1,703	—	—	—	8,600
Substandard	5,748	—	—	—	—	35	—	5,783
Total loans held for investment, gross	$298,810	$491,903	$105,235	$7,801	$143	$480	$94	$904,466

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  The provision (recovery) for (from) the allowance for loan losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request a significant increase in its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.  In response to the COVID-19 pandemic, which has negatively impacted the current economic environment, the qualitative component has been increased in the allowance for loan losses methodology.

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(Dollars in Thousands)	2020	2019	2020	2019

Allowance at beginning of period	$8,490	$6,929	$8,265	$7,076

Provision (recovery) for loan losses	39	(22)	259	(203)

Recoveries:
Mortgage loans:
Single-family	9	13	14	49
Consumer loans	1	1	1	1
Total recoveries	10	14	15	50

Charge-offs:
Mortgage loans:
Single-family	—	—	—	(1)
Consumer loans	(1)	—	(1)	(1)
Total charge-offs	(1)	—	(1)	(2)

Net recoveries (charge-offs)	9	14	14	48
Balance at end of period	$8,538	$6,921	$8,538	$6,921

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.99%	0.73%	0.99%	0.73%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.00)%	(0.01)%	(0.00)%	(0.01)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.
	December 31, 2020
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual (1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$246,334	$348	$11,182	$257,864
Multi-family	488,412	—	—	488,412
Commercial real estate	102,551	—	—	102,551
Construction	7,135	—	—	7,135
Other	141	—	—	141
Commercial business loans	882	—	—	882
Consumer loans	93	2	—	95
Total loans held for investment, gross	$845,548	$350	$11,182	$857,080

(1)  All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2020
(In Thousands)	Current	30-89 Days Past Due	Non-Accrual(1)	Total Loans Held for Investment, Gross

Mortgage loans:
Single-family	$293,326	$219	$5,265	$298,810
Multi-family	491,903	—	—	491,903
Commercial real estate	105,235	—	—	105,235
Construction	7,801	—	—	7,801
Other	143	—	—	143
Commercial business loans	445	—	35	480
Consumer loans	94	—	—	94
Total loans held for investment, gross	$898,947	$219	$5,300	$904,466

(1)  All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.
	Quarter Ended December 31, 2020
(In Thousands)	Single- family	Multi-family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,671	$4,490	$1,162	$116	$3	$42	$6	$8,490
Provision (recovery) for loan losses	26	50	(30)	(6)	—	(1)	—	39
Recoveries	9	—	—	—	—	—	1	10
Charge-offs	—	—	—	—	—	—	(1)	(1)
Allowance for loan losses, end of period	$2,706	$4,540	$1,132	$110	$3	$41	$6	$8,538

Allowance for loan losses:
Individually evaluated for impairment	$570	$—	$—	$—	$—	$—	$—	$570
Collectively evaluated for impairment	2,136	4,540	1,132	110	3	41	6	7,968
Allowance for loan losses, end of period	$2,706	$4,540	$1,132	$110	$3	$41	$6	$8,538

Loans held for investment:
Individually evaluated for impairment	$9,237	$—	$—	$—	$—	$—	$—	$9,237
Collectively evaluated for impairment	248,627	488,412	102,551	7,135	141	882	95	847,843
Total loans held for investment, gross	$257,864	$488,412	$102,551	$7,135	$141	$882	$95	$857,080
Allowance for loan losses as a percentage of gross loans held for investment	1.05%	0.93%	1.10%	1.54%	2.13%	4.65%	6.32%	0.99%

	Quarter Ended December 31, 2019
(In Thousands)	Single- family	Multi-family	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,234	$3,507	$1,085	$74	$20	$9	$6,929
Provision (recovery) for loan losses	(90)	(5)	(27)	94	8	(2)	(22)
Recoveries	13	—	—	—	—	1	14
Charge-offs	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$2,157	$3,502	$1,058	$168	$28	$8	$6,921

Allowance for loan losses:
Individually evaluated for impairment	$46	$—	$—	$—	$6	$—	$52
Collectively evaluated for impairment	2,111	3,502	1,058	168	22	8	6,869
Allowance for loan losses, end of period	$2,157	$3,502	$1,058	$168	$28	$8	$6,921

Loans held for investment:
Individually evaluated for impairment	$3,053	$—	$—	$—	$43	$—	$3,096
Collectively evaluated for impairment	344,291	479,151	107,613	6,914	535	140	938,644
Total loans held for investment, gross	$347,344	$479,151	$107,613	$6,914	$578	$140	$941,740
Allowance for loan losses as a percentage of gross loans held for investment	0.62%	0.73%	0.98%	2.43%	4.84%	5.71%	0.73%

	Six Months Ended December 31, 2020
(In Thousands)	Single- family	Multi-family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265
Provision (recovery) for loan losses	70	211	22	(61)	—	17	—	259
Recoveries	14	—	—	—	—	—	1	15
Charge-offs	—	—	—	—	—	—	(1)	(1)
Allowance for loan losses, end of period	$2,706	$4,540	$1,132	$110	$3	$41	$6	$8,538

Allowance for loan losses:
Individually evaluated for impairment	$570	$—	$—	$—	$—	$—	$—	$570
Collectively evaluated for impairment	2,136	4,540	1,132	110	3	41	6	7,968
Allowance for loan losses, end of period	$2,706	$4,540	$1,132	$110	$3	$41	$6	$8,538

Loans held for investment:
Individually evaluated for impairment	$9,237	$—	$—	$—	$—	$—	$—	$9,237
Collectively evaluated for impairment	248,627	488,412	102,551	7,135	141	882	95	847,843
Total loans held for investment, gross	$257,864	$488,412	$102,551	$7,135	$141	$882	$95	$857,080
Allowance for loan losses as a percentage of gross loans held for investment	1.05%	0.93%	1.10%	1.54%	2.13%	4.65%	6.32%	0.99%

	Six Months Ended December 31, 2019
(In Thousands)	Single- family	Multi-family	Commercial Real Estate	Construction	Other	Commercial Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076
Provision (recovery) for loan losses	(600)	283	8	107	(3)	2	—	(203)
Recoveries	49	—	—	—	—	—	1	50
Charge-offs	(1)	—	—	—	—	—	(1)	(2)
Allowance for loan losses, end of period	$2,157	$3,502	$1,058	$168	$—	$28	$8	$6,921

Allowance for loan losses:
Individually evaluated for impairment	$46	$—	$—	$—	$—	$6	$—	$52
Collectively evaluated for impairment	2,111	3,502	1,058	168	—	22	8	6,869
Allowance for loan losses, end of period	$2,157	$3,502	$1,058	$168	$—	$28	$8	$6,921

Loans held for investment:
Individually evaluated for impairment	$3,053	$—	$—	$—	$—	$43	$—	$3,096
Collectively evaluated for impairment	344,291	479,151	107,613	6,914	—	535	140	938,644
Total loans held for investment, gross	$347,344	$479,151	$107,613	$6,914	$—	$578	$140	$941,740
Allowance for loan losses as a percentage of gross loans held for investment	0.62%	0.73%	0.98%	2.43%	—%	4.84%	5.71%	0.73%

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
	At December 31, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$9,636	$—	$9,636	$(928)	$8,708
Without a related allowance (2)	2,015	(453)	1,562	—	1,562
Total single-family	11,651	(453)	11,198	(928)	10,270

Total non-performing loans	$11,651	$(453)	$11,198	$(928)	$10,270

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

At December 31, 2020, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarter ended December 31, 2020 and 2019, the Corporation’s average recorded investment in non-performing loans was $9.9 million and $4.0 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended December 31, 2020, the Bank received $43,000 in interest payments from non-performing loans, of which $29,000 was recognized as interest income and the remaining $14,000 was applied to reduce the loan balances under the cost recovery method.  In comparison, for the quarter ended December 31, 2019, the Bank received $57,000 in interest payments from non-performing loans, of which $34,000 was recognized as interest income and the remaining $23,000 was applied to reduce the loan balances under the cost recovery method.

For the six months ended December 31, 2020 and 2019, the Corporation’s average recorded investment in non-performing loans was $7.6 million and $4.7 million, respectively.  For the six months ended December 31, 2020, the Bank received $93,000 in interest payments from non-performing loans, of which $70,000 was recognized as interest income and the remaining $23,000 was applied to reduce the loan balances under the cost recovery method.  In comparison, for the six months ended December 31, 2019, the Bank received $204,000 in interest payments from non-performing loans, of which $157,000 was recognized as interest income and the remaining $47,000 was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarter and six months ended December 31, 2020 and 2019:
	Quarter Ended December 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$1,570	$—	$2,874	$21
	1,570	—	2,874	21

With related allowances:
Mortgage loans:
Single-family	8,285	29	1,105	12
Commercial business loans	19	—	44	1
	8,304	29	1,149	13

Total	$9,874	$29	$4,023	$34

	Six Months Ended December 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized

Without related allowances:
Mortgage loans:
Single-family	$1,726	$—	$2,980	$111
Construction	—	—	542	20
	1,726	—	3,522	131

With related allowances:
Mortgage loans:
Single-family	5,897	69	1,151	24
Commercial business loans	26	1	45	2
	5,923	70	1,196	26

Total	$7,649	$70	$4,718	$157

For the quarter ended December 31, 2020, 16 loans were newly restructured (forbearance loans which were downgraded when their monthly payment deferrals were extended beyond six months, consistent with the Interagency Statement), while one restructured loan was upgraded to the pass category. For the quarter ended December 31, 2019, no new loans were restructured from their original terms and classified as restructured loans, while one restructured loan was downgraded from pass to the substandard category and one restructured loan was upgraded from special mention to the pass category. During both quarters ended December 31, 2020 and 2019, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the quarter ended December 31, 2020 and 2019, there was no loan whose modification was extended beyond the initial maturity of the modification. At both December 31, 2020 and June 30, 2020, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

For the six months ended December 31, 2020, 17 loans were newly restructured (including 16 COVID-19 related loan forbearance modifications which were downgraded when their monthly payment deferrals were extended beyond six months, consistent with the Interagency Statement), while two restructured loans were upgraded to the pass category. For the six months ended December 31, 2019, no new loans were restructured from their original terms and classified as restructured loans, while two substandard restructured loans were paid off, one restructured loan was downgraded from pass to the substandard category and one restructured loan was upgraded from special mention to the pass category. During both six months ended December 31, 2020 and 2019, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the six months ended December 31, 2020 and 2019, there was no loan whose modification was extended beyond the initial maturity of the modification.

As of December 31, 2020, the Corporation held 23 restructured loans with a net outstanding balance of $8.2 million, and all loans were classified as substandard and on non-accrual status. As of June 30, 2020, the Corporation held eight restructured loans with a net outstanding balance of $2.6 million, and all loans were classified as substandard on non-accrual status. As of December 31, 2020, all of the restructured loans were current with respect to their modified payment terms, as compared to June 30, 2020 when $1.2 million or 44 % of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type:

	At	At
(In Thousands)	December 31, 2020	June 30, 2020
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$8,208	$2,612
Commercial business loans	—	31
Total	8,208	2,643

Total restructured loans	$8,208	$2,643

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.
	At December 31, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance (1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$7,939	$—	$7,939	$(587)	$7,352
Without a related allowance (2)	1,221	(365)	856	—	856
Total single-family	9,160	(365)	8,795	(587)	8,208

Total restructured loans	$9,160	$(365)	$8,795	$(587)	$8,208

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

During the quarter and six months ended December 31, 2020 and 2019, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. As of both December 31, 2020 and June 30, 2020, there was no real estate owned property.  A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs.  Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") and Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act and Interagency Statement prior to any relief and were not extended beyond their initial six months of deferred payments, are not considered restructured loans. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act and Interagency Statement, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency declared by the President or (b) December 31, 2020. In addition, the bank regulatory agencies issued the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”) stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not restructured loans.

On December 27, 2020, the Consolidated Appropriations Act 2021 (H.R. 133) was signed into law. Among other purposes, this act provides coronavirus emergency response and relief, including extending relief offered under the CARES Act related to restructured loans as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

As of December 31, 2020, the Corporation had six single-family forbearance loans, with outstanding balances of $1.8 million or 0.21 percent of total loans, and two multi-family loans with outstanding balances of $763,000 or 0.09 percent of total loans that were modified in accordance with the CARES Act and Interagency Statement. In addition, as of December 31, 2020, the Corporation had two pending requests for payment relief for a single-family loan of $684,000 and a multi-family loan of $1.1 million.

As of December 31, 2020, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed (1)		Forbearance Remaining
(Dollars In Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Single-family loans	58	$23,239	52	$21,404	6	$1,835
Multi-family loans	5	2,346	3	1,583	2	763
Commercial real estate loans	2	1,066	2	1,066	—	—
Total loan forbearance	65	$26,651	57	$24,053	8	$2,598

(1)	Includes 16 single-family loans totaling $6.3 million which were subsequently extended and classified as restructured loans, consistent with the Interagency Statement.

As of December 31, 2020, certain characteristics of loans in forbearance are described below:

(Dollars In Thousands)	Number of Loans	Amount	% of Total Loans	Weighted Avg. LTV (1)	Weighted Avg. FICO (2)	Weighted Avg. Debt Coverage Ratio (3)	Weighted Avg. Forbearance Period Granted (4)
Single-family loans	6	$1,835	0.21%	75%	725	N/A		6.0
Multi-family loans	2	763	0.09%	56%	711	1.26	x	5.0
Total loans in forbearance	8	$2,598	0.30%	69%	721	1.26	x	5.7

(1)	Current loan balance in comparison to the original appraised value.
(2)	At time of loan origination, borrowers and/or guarantors.
(3)	At time of loan origination.
(4)	In months.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2020 and June 30, 2020, the Corporation had commitments to extend credit on loans to be held for investment of $12.3 million and $13.6 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.
Commitments	December 31, 2020	June 30, 2020
(In Thousands)

Undisbursed loan funds – Construction loans	$2,736	$4,029
Undisbursed lines of credit – Commercial business loans	520	935
Undisbursed lines of credit – Consumer loans	422	448
Commitments to extend credit on loans to be held for investment	12,281	13,579
Total	$15,959	$18,991

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarter ended December 31, 2020 and 2019.
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2020	2019	2020	2019
Balance, beginning of the period	$104	$143	$126	$141
Recovery	(3)	(5)	(25)	(3)
Balance, end of the period	$101	$138	$101	$138

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of December 31, 2020 and June 30, 2020, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of December 31, 2020 and June 30, 2020, the Bank serviced $6.2 million and $7.4 million of loans under this program, respectively and has established a recourse liability of $40,000 and $70,000, respectively.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the quarter ended December 31, 2020, the Bank did not repurchase any loans. In comparison during the same quarter last year, the Bank repurchased two single-family loans totaling $520,000 pursuant to the recourse/repurchase covenants contained in the loan sale agreements. During the six months ended December 31, 2020, the Bank did not repurchase any loans. In comparison, during the same period last year, the Bank repurchased three single-family loans totaling $1.1 million pursuant to the recourse/repurchase covenants contained in the loan sale agreements. There were no other repurchase requests that did not result in the repurchase of the loan itself, which were settled in the quarter and six months ended December 31, 2020 and 2019. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $350,000 and $200,000 for loans sold to other investors as of December 31, 2020 and June 30, 2020, respectively.

The following table shows the summary of the recourse liability for the quarter and six months ended December 31, 2020 and 2019:
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2020	2019	2020	2019
(In Thousands)

Balance, beginning of the period	$370	$250	$270	$250
Provision for recourse liability	20	—	120	—
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$390	$250	$390	$250

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Loss
As of December 31, 2020:
Loans held for investment, at fair value	$1,972	$2,097	$(125)

As of June 30, 2020:
Loans held for investment, at fair value	$2,258	$2,369	$(111)

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:
	Fair Value Measurement at December 31, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,551	$—	$2,551
U.S. government sponsored enterprise MBS	—	1,434	—	1,434
Private issue CMO	—	—	173	173
Investment securities - available for sale	—	3,985	173	4,158

Loans held for investment, at fair value	—	—	1,972	1,972
Interest-only strips	—	—	12	12
Total assets	$—	$3,985	$2,157	$6,142

Liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,943	$—	$2,943
U.S. government sponsored enterprise MBS	—	1,577	—	1,577
Private issue CMO	—	—	197	197
Investment securities - available for sale	—	4,520	197	4,717

Loans held for investment, at fair value	—	—	2,258	2,258
Interest-only strips	—	—	14	14
Total assets	$—	$4,520	$2,469	$6,989

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2020
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Total
Beginning balance at September 30, 2020	$184	$2,240	$13	$2,437
Total gains or losses (realized/unrealized):
Included in earnings	—	(11)	—	(11)
Included in other comprehensive loss	2	—	(1)	1
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(13)	(257)	—	(270)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2020	$173	$1,972	$12	$2,157

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

	For the Six Months Ended December 31, 2020
	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Loans Held For Investment, at fair value (1)	Interest- Only Strips	Total
Beginning balance at June 30, 2020	$197	$2,258	$14	$2,469
Total gains or losses (realized/unrealized):
Included in earnings	—	(15)	—	(15)
Included in other comprehensive loss	6	—	(2)	4
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(30)	(271)	—	(301)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2020	$173	$1,972	$12	$2,157

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:
	Fair Value Measurement at December 31, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$1,562	$8,708	$10,270
Mortgage servicing assets	—	—	233	233
Total	$—	$1,562	$8,941	$10,503

	Fair Value Measurement at June 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$2,042	$2,882	$4,924
Mortgage servicing assets	—	—	382	382
Total	$—	$2,042	$3,264	$5,306

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of December 31, 2020:
(Dollars In Thousands)	Fair Value As of December 31, 2020	Valuation Techniques	Unobservable Inputs	Range(1) (Weighted Average)	Impact to Valuation from an Increase in Inputs(2)

Assets:
Securities available-for sale: Private issue CMO	$173	Market comparable pricing	Comparability adjustment	(0.1)% - (1.4)% ((0.3)%)	Increase

Loans held for investment, at fair value	$1,972	Relative value analysis	Broker quotes Credit risk factor	97.6% - 102.0% (99.9%) of par 1.4% - 100.0% (5.9%)	Increase Decrease

Non-performing loans(3)	$7,352	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$1,356	Relative value analysis	Credit risk factor	20.0% - 30.0% (20.1%)	Decrease

Mortgage servicing assets	$233	Discounted cash flow	Prepayment speed (CPR) Discount rate	20.4% - 60.0% (29.6%) 9.0% - 10.5% (9.1%)	Decrease Decrease

Interest-only strips	$12	Discounted cash flow	Prepayment speed (CPR) Discount rate	20.4% - 23.0% (22.9%) 9.0%	Decrease Decrease

Liabilities:
None

(1)	The range is based on the historical estimated fair values and management estimates.
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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2020 and June 30, 2020 was as follows:
	December 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$203,098	$206,451	$—	$206,451	$—
Loans held for investment, not recorded at fair value	$853,114	$854,482	$—	$—	$854,482
FHLB – San Francisco stock	$7,970	$7,970	$—	$7,970	$—

Financial liabilities:
Deposits	$909,968	$879,153	$—	$—	$879,153
Borrowings	$116,015	$120,942	$—	$—	$120,942

	June 30, 2020
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities - held to maturity	$118,627	$121,201	$—	$121,201	$—
Loans held for investment, not recorded at fair value	$900,538	$902,074	$—	$—	$902,074
FHLB – San Francisco stock	$7,970	$7,970	$—	$7,970	$—

Financial liabilities:
Deposits	$892,969	$864,239	$—	$—	$864,239
Borrowings	$141,047	$149,976	$—	$—	$149,976

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended December 31, 2020, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

Note 8: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarter and six months ended December 31, 2020 and 2019.
	For the Quarter Ended December 31, 2020
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at September 30, 2020	$90	$9	$99

Other comprehensive loss before reclassifications	(19)	—	(19)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(19)	—	(19)

Ending balance at December 31, 2020	$71	$9	$80

	For the Quarter Ended December 31, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at September 30, 2019	$138	$10	$148

Other comprehensive loss before reclassifications	(14)	(1)	(15)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(14)	(1)	(15)

Ending balance at December 31, 2019	$124	$9	$133

	For the Six Months Ended December 31, 2020
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2020	$94	$10	$104

Other comprehensive loss before reclassifications	(23)	(1)	(24)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(23)	(1)	(24)

Ending balance at December 31, 2020	$71	$9	$80

	For the Six Months Ended December 31, 2019
	Unrealized gains and losses on
(In Thousands)	Investment securities available for sale	Interest- only strips	Total

Beginning balance at June 30, 2019	$150	$11	$161

Other comprehensive loss before reclassifications	(26)	(2)	(28)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(26)	(2)	(28)

Ending balance at December 31, 2019	$124	$9	$133

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

If a contract is determined to be within the scope of ASC 606, the Corporation recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, quarterly or annually. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Corporation is generally the principal in these contracts, with the exception of interchanges fees, in which case the Corporation is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarter and six months ended December 31, 2020 and 2019:

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
Type of Services	2020	2019	2020	2019
(In Thousands)
Loan servicing and other fees(1)	$120	$367	$525	$500
Deposit account fees	329	451	639	898
Card and processing fees	368	371	732	761
Other(2)	157	155	237	255
Total non-interest income	$974	$1,344	$2,133	$2,414

(1)	Not in scope of ASC 606.
(2)	Includes BOLI of $48 thousand and $47 thousand for the quarter and $96 thousand and $94 thousand for six months ended December 31, 2020 and 2019, respectively, which are not in scope of ASC 606.

For both the quarter and six months ended December 31, 2020 and 2019, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 10: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s condensed consolidated statements of financial condition. At December 31, 2020, all of the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarter ended December 31, 2020 and 2019, expenses associated with the Corporation’s leases totaled $210,000 and $211,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

For the six months ended December 31, 2020 and 2019, expenses associated with the Corporation’s leases totaled $421,000 and $401,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

(In Thousands)	At December 31, 2020	At June 30, 2020
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$2,393	$2,525
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,478	$2,640

	Quarter Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases (1) (2)	$199	$195	$398	$374
Equipment expenses from operating leases	11	16	23	27

(1)	Variable lease costs are immaterial.
(2)	Revenue related to sublease activity is immaterial and netted against operating lease expenses.

(In Thousands)	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net(1)	$451	$563

(1)	Revenue related to sublease activity is immaterial and netted against operating lease expenses.

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of December 31, 2020:

Amount(1)
Year Ending June 30,	(In Thousands)
2021	$455
2022	778
2023	469
2024	359
2025	255
Thereafter	275
Total contract lease payments	$2,591

Total liability to make lease payments	$2,478
Difference in undiscounted and discounted future lease payments	$113
Weighted average discount rate	2.00%
Weighted average remaining lease term (years)	4.1

(1) Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 12: Subsequent Events

On January 28, 2021, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on February 18, 2021 are entitled to receive the cash dividend. The cash dividend will be payable on March 11, 2021.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At December 31, 2020, the Corporation had total assets of $1.17 billion, total deposits of $910.0 million and total stockholders’ equity of $125.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.  As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On October 29, 2020, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on November 19, 2020, which was paid on December 10, 2020.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the effect of the COVID-19 pandemic, including on the Corporation’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London

Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, California Consumer Privacy Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the Coronavirus Aid, Relief, and Economic Security Act for 2020 (“CARES Act”), Interagency Statement and the Consolidated Appropriations Act 2021; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act, Interagency Statement and recent Covid-19 vaccination efforts, the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”), and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation's critical accounting policies are described in the Corporation’s 2020 Annual Report on Form 10-K for the year ended June 30, 2020 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies.  There have been no significant changes during the six months ended December 31, 2020 to the critical accounting policies as described in the Corporation’s 2020 Annual Report on Form 10-K for the period ended June 30, 2020.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be difficult as a result of weaknesses in general economic conditions. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in March 2020 in the targeted federal funds rate, until the pandemic subsides, the Corporation expects its net interest income and net interest margin will be adversely affected for calendar 2021 and possibly longer.

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

During this unprecedented time, the Corporation is working diligently with its employees to implement CDC-advised health, hygiene and social distancing practices. To avoid service disruptions, most of its employees currently work from the Corporation’s premises and promote social distancing standards. To date, there have been limited service disruptions. The Corporation’s Employee Assistance Program is provided at no cost for employees and family members seeking counseling services for mental health and emotional support needs. The Corporation also adheres to the Families First Coronavirus Response Act (FFCRA), which requires certain employers to provide employees with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19, providing additional flexibility to its employees to help navigate their individual challenges.

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

On March 27, 2020, the CARES Act was signed into law and on April 7, 2020, the Board of Governors of the Federal Reserve System, FDIC, National Credit Union Administration, OCC and Consumer Financial Protection Bureau issued the Interagency Statement. Among other things, the CARES Act and Interagency Statement provided relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing. The CARES Act and Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications of up to six months made on a good faith basis to borrowers who were current as defined under the CARES Act and Interagency Statement prior to any relief are not restructured loans. For commercial and consumer customers, the Corporation has provided relief options, including payment deferrals from 60 days to 180 days and fee waivers.

On December 27, 2020, the Consolidated Appropriations Act 2021 (H.R. 133) was signed into law. Among other purposes, this act provides coronavirus emergency response and relief, including extending relief offered under the CARES Act related to restructured loans as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

As of December 31, 2020, the Corporation has six single-family forbearance loans, with outstanding balances of $1.8 million or 0.21 percent of total loans, and two multi-family loans with outstanding balances of $763,000 or 0.09 percent of total loans that were modified in accordance with the CARES Act and Interagency Statement. In addition, as of December 31, 2020, the Corporation had two pending requests for payment relief for a single-family loan of $684,000 and a multi-family loan of $1.1 million.

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

As of December 31, 2020, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed (1)		Forbearance Remaining
(Dollars In Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Single-family loans	58	$23,239	52	$21,404	6	$1,835
Multi-family loans	5	2,346	3	1,583	2	763
Commercial real estate loans	2	1,066	2	1,066	—	—
Total loan forbearance	65	$26,651	57	$24,053	8	$2,598

(1)	Includes 16 single-family loans totaling $6.3 million which were subsequently extended and classified as restructured loans consistent with the Interagency Statement.

As of December 31, 2020, certain characteristics of loans in forbearance are described below:

(Dollars In Thousands)	Number of Loans	Amount	% of Total Loans	Weighted Avg. LTV (1)	Weighted Avg. FICO (2)	Weighted Avg. Debt Coverage Ratio (3)	Weighted Avg. Forbearance Period Granted (4)
Single-family loans	6	$1,835	0.21%	75%	725	N/A		6.0
Multi-family loans	2	763	0.09%	56%	711	1.26	x	5.0
Total loans in forbearance	8	$2,598	0.30%	69%	721	1.26	x	5.7

(1)	Current loan balance in comparison to the original appraised value.
(2)	At time of loan origination, borrowers and/or guarantors.
(3)	At time of loan origination.
(4)	In months.

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

Off-Balance Sheet Financing Arrangements

Commitments and Derivative Financial Instruments.  The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Total assets decreased $6.1 million, or one percent, to $1.17 billion at December 31, 2020 from June 30, 2020.  The decrease was primarily attributable to decreases in cash and cash equivalents and loans held for investment, partly offset by an increase in investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $42.0 million, or 36 percent, to $74.0 million at December 31, 2020 from $116.0 million at June 30, 2020.  The decrease in the total cash and cash equivalents was primarily attributable to the utilization of cash to fund purchases of investment securities and to payoff borrowings.

Investment securities (held to maturity and available for sale) increased $84.0 million, or 68 percent, to $207.3 million at December 31, 2020 from $123.3 million at June 30, 2020. The increase was primarily the result of purchases of investment securities totaling $106.4 million, partly offset by scheduled and accelerated principal payments on mortgage-backed securities during the first six months of fiscal 2021. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $47.7 million, or five percent, to $855.1 million at December 31, 2020 from $902.8 million at June 30, 2020, primarily due to a decrease in single-family loans.  During the first six months of fiscal 2021, the Corporation originated $66.1 million of loans held for investment, consisting primarily of single-family and multi-family loans and also purchased $11.5 million of multi-family loans held for investment that are located throughout California. Total loan principal payments during the first six months of fiscal 2021 were $125.9 million, up nine percent from $116.0 million during the comparable period in fiscal 2020. The single-family loans held for investment balance at December 31, 2020 and June 30, 2020 was $257.9 million and $298.8 million, respectively, and represented approximately 30 percent and 33 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2020 and June 30, 2020, as a percentage of the total dollar amount outstanding:

As of December 31, 2020:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$71,881	28%	$115,141	45%	$70,546	27%	$296	—%	$257,864	100%
Multi-family	69,025	14%	314,635	65%	104,453	21%	299	—%	488,412	100%
Commercial real estate	23,462	23%	45,342	44%	33,747	33%	—	—%	102,551	100%
Construction	861	12%	6,274	88%	—	—%	—	—%	7,135	100%
Other	—	—%	141	100%	—	—%	—	—%	141	100%
Total	$165,229	19%	$481,533	56%	$208,746	25%	$595	—%	$856,103	100%

(1)	Other than the Inland Empire.

As of June 30, 2020:
	Inland Empire		Southern California(1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$82,019	28%	$140,888	47%	$75,372	25%	$531	—%	$298,810	100%
Multi-family	66,427	14%	321,556	65%	103,609	21%	311	—%	491,903	100%
Commercial real estate	23,501	22%	47,484	45%	34,250	33%	—	—%	105,235	100%
Construction	1,115	14%	5,190	67%	1,496	19%	—	—%	7,801	100%
Other	—	—%	143	100%	—	—%	—	—%	143	100%
Total	$173,062	19%	$515,261	57%	$214,727	24%	$842	—%	$903,892	100%

(1)	Other than the Inland Empire.

Total deposits increased $17.0 million, or two percent, to $910.0 million at December 31, 2020 from $893.0 million at June 30, 2020, primarily due to increases in transaction accounts resulting primarily from government assistance programs related to the COVID-19 pandemic, partly offset by a decrease in higher cost time deposits.  Transaction accounts increased $33.2 million, or five percent, to $756.2 million at December 31, 2020 from $723.0 million at June 30, 2020, while time deposits decreased $16.2 million, or 10 percent, to $153.8 million at December 31, 2020 from $170.0 million at June 30, 2020. The percentage of time deposits to total deposits decreased to 17 percent at December 31, 2020 from 19 percent at June 30, 2020, primarily due to a managed run-off of higher cost time deposits consistent with the reduction in the Bank’s funding needs during the first six months of fiscal 2021.

Total borrowings decreased $25.0 million, or 18 percent, to $116.0 million at December 31, 2020 as compared to $141.0 million at June 30, 2020, due to repayments totaling $25.0 million of long-term and short-term borrowings during the first six months of fiscal 2021. At December 31, 2020, borrowings are primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders’ equity increased $1.0 million, or one percent, to $125.0 million at December 31, 2020 from $124.0 million at June 30, 2020, primarily as a result of year-to-date net income of $2.7 million and stock-based compensation of $490,000, partly offset by $2.1 million of quarterly cash dividends paid to shareholders during the first six months of fiscal 2021. The Corporation did not repurchase any shares of its common stock under its April 2020 plan during the six months ended December 31, 2020, but purchased 3,061 shares of distributed restricted stock in settlement of employee withholding tax obligations at an average cost of $12.01 per share.

Comparison of Operating Results for the Quarter and Six Months ended December 31, 2020 and 2019

The Corporation’s net income for the second quarter of fiscal 2021 was $1.2 million, down $1.2 million or 51 percent from $2.4 million in the same period of fiscal 2020. Compared to the same quarter last year, the decrease was primarily attributable to lower a decline of $2.0 million or 21 percent in net interest income and a $370,000 or 27 percent decrease in non-interest income, partly offset by lower a $638,000 or eight percent decline in non-interest expense.

For the first six months of fiscal 2021, the Corporation’s net income was $2.7 million, a decrease of $2.3 million, or 46 percent, from $5.0 million in the same period of fiscal 2020. Compared to the same period last year, the decrease in earnings was primarily attributable to a $3.4 million decrease in net-interest income, partly offset by a $1.2 million decrease in salaries and employee benefits expense.

Earnings for the quarter and six months ended December 31, 2020 reflect the continued impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity or the closing of businesses in California during these periods.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 80 percent for the second quarter of fiscal 2021 from 69 percent in the same period of fiscal 2020. For the first six months of fiscal 2021, the Corporation’s efficiency ratio also increased to 78 percent from 68 percent for the same period of fiscal 2020.

Return on average assets was 0.40 percent in the second quarter of fiscal 2021, down 47 basis points from 0.87 percent in the same period last year. For the first six months of fiscal 2021, return on average assets was 0.45 percent, down 46 basis points from 0.91 percent in the same period last year.

Return on average equity was 3.77 percent in the second quarter of fiscal 2021, down from 7.81 percent in the same period last year. For the first six months of fiscal 2021, return on average equity was 4.27 percent, down from 8.13 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2021 were $0.16, down 48 percent from diluted earnings per share of $0.31 in the same period last year. For the first six months of fiscal 2021, diluted earnings per share were $0.36, down 45 percent from $0.65 in the same period last year.

Net Interest Income:

For the Quarter Ended December 31, 2020 and 2019.  Net interest income decreased by $2.0 million, or 21 percent, to $7.6 million for the second quarter of fiscal 2021 from $9.6 million in the same period in fiscal 2020, as a result of a lower net interest margin, partly offset by a higher average interest-earning asset balance. The net interest margin decreased 93 basis points to 2.66 percent in the second quarter of fiscal 2021 from 3.59 percent in the same period of fiscal 2020, primarily due to a decrease in the average yield for all asset categories. The decrease of the average yield was due primarily to the declines in interest rates on adjustable rate instruments and interest-earning deposits following decreases to short-term rates over the last year, including the emergency 150 basis point reduction in the targeted Federal Funds Rate in March 2020 due to the COVID-19 pandemic. The weighted-average yield on interest-earning assets decreased by 108 basis points to 3.10 percent in the second quarter of fiscal 2021 from 4.18 percent in the same quarter last year, and the weighted-average cost of interest-bearing liabilities decreased by 16 basis points to 0.49 percent for the second quarter of fiscal 2021 as compared to 0.65 percent in the same quarter last year. The average balance of interest-earning assets increased $75.0 million, or seven percent, to $1.15 billion in the second quarter of fiscal 2021 from $1.07 billion in the comparable period of fiscal 2020, reflecting increases in the average balance of investment securities and interest-earning deposits, partly offset by a decrease in the average balance of loans receivable. The average balance of interest-bearing liabilities increased by $72.9 million, or eight percent, to $1.04 billion in the second quarter of fiscal 2021 from $964.6 million in the same quarter last year primarily reflecting increases in the average balance of interest-bearing deposits and, to a lesser extent, the average balance of borrowings.

For the Six Months Ended December 31, 2020 and 2019.  Net interest income decreased by $3.4 million, or 18 percent, to $15.8 million for the first six months of fiscal 2021 from $19.2 million in the same period in fiscal 2020, as a result of a lower net interest margin, partly offset by a higher average interest-earning asset balance. The net interest margin was 2.75 percent in the first six months of fiscal 2021, a decrease of 87 basis points from 3.61 percent in the same period of fiscal 2020, primarily due to a decrease in the average yield on interest-earning assets, partly offset by a decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets decreased by 99 basis points to 3.20 percent in the first six months of fiscal 2021 from 4.19 percent in the same quarter last year, and the weighted-average cost of interest-bearing liabilities decreased by 14 basis points to 0.50 percent for the first six months of fiscal 2021 as compared to 0.64 percent in the same period last year. The average balance of interest-earning assets increased $86.7 million, or eight percent, to $1.15 billion in the first six months of fiscal 2021 from $1.06 billion in the comparable period of fiscal 2020, primarily reflecting increases in the average balance of investment securities and interest earning deposits, partly offset by a decrease in the average balance of loans receivable. The average balance of interest-bearing liabilities increased by $85.2 million, or nine percent, to $1.04 billion in the first six months of fiscal 2021 from $953.6 million in the same period last year primarily reflecting an increase in the average balance of transaction accounts.

Beginning in August 2019, the Federal Reserve reduced the targeted Federal Funds Rate by 25 basis points three times in 2019 and by 150 basis points during the quarter ended March 2020 to a range of 0.00% to 0.25%.  The 150 basis-point decrease in the targeted Federal Funds Rate in response to the COVID-19 pandemic did not occur until late in the quarter in March 2020, and the effect of the lower interest rate environment has continued to be realized during this quarter. Furthermore, the effect of the changes in the targeted Federal Funds Rate on the cost of liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits while most interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown until the pandemic subsides, the Corporation expects its net interest income and net interest margin will continue to be adversely affected in calendar year 2021 and possibly longer.

Interest Income:

For the Quarter Ended December 31, 2020 and 2019.  Total interest income decreased by $2.3 million, or 21 percent, to $8.9 million for the second quarter of fiscal 2021 as compared to $11.2 million for the same quarter of fiscal 2020.  The decrease was due to decreases in interest income from all interest-earning assets, mainly loans receivable.

Interest income on loans receivable decreased by $2.0 million, or 19 percent, to $8.3 million in the second quarter of fiscal 2021 from $10.3 million in the same quarter of fiscal 2020. The decrease was due to a lower average yield and, to a lesser extent, a lower average balance. The average loans receivable yield during the second quarter of fiscal 2021 decreased 58 basis points to 3.84 percent from 4.42 percent during the same quarter last year. The decrease in the average yield on loans receivable was primarily attributable to loans repricing downward reflecting declines in the targeted Federal Funds Rate and the increase of net deferred loan costs to $521,000 in the second quarter of fiscal 2021 from $12,000 in the same quarter of fiscal 2020. A deferred loan fee of $378,000 was recognized in interest income as a result of a loan payoff in the second quarter of fiscal 2020 from a previously classified non-performing loan that had been upgraded to pass and not replicated in the second quarter of fiscal

2021. The average balance of loans receivable decreased by $65.6 million, or seven percent, to $868.5 million for the second quarter of fiscal 2021 from $934.1 million in the same quarter of fiscal 2020.

Interest income from investment securities decreased $119,000, or 21 percent, to $448,000 in the second quarter of fiscal 2021 from $567,000 for the same quarter of fiscal 2020. This decrease was attributable to a lower average yield, partly offset by a higher average balance. The average investment securities yield decreased 174 basis points to 0.86 percent in the second quarter of fiscal 2021 from 2.60 percent in the same quarter of fiscal 2020. The decrease in the average investment securities yield was primarily attributable to investment securities purchases at a lower average yield than the existing portfolio, a higher premium amortization between the quarters ($531,000 vs. $97,000) and the downward repricing of adjustable rate mortgage-backed securities. The average balance of investment securities increased $121.4 million, or 139 percent, to $208.5 million in the second quarter of fiscal 2021 from $87.1 million in the same quarter of fiscal 2020. The increase in the average balance of investment securities was primarily attributable to purchases of investment securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2021 was $100,000, down $45,000 or 31 percent from the same quarter of fiscal 2020. The average balance of FHLB – San Francisco stock in the second quarter of fiscal 2021 decreased slightly to $8.0 million from $8.2 million in the same quarter of fiscal 2020 and the average yield decreased to 5.02 percent in the second quarter of fiscal 2021 from 7.07 percent in the same quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $17,000 in the second quarter of fiscal 2021, down 91 percent from $189,000 in the same quarter of fiscal 2020. The decrease was due to a lower average yield, partly offset by a higher average balance. The average yield earned on interest-earning deposits decreased 152 basis points to 0.10 percent in the second quarter of fiscal 2021 from 1.62 percent in the comparable quarter last year, due primarily to decreases in the targeted Federal Funds Rate over the last year. The average balance of the interest-earning deposits in the second quarter of fiscal 2021 was $64.9 million, an increase of $19.4 million or 43 percent, from $45.5 million in the same quarter of fiscal 2020.

For the Six Months Ended December 31, 2020 and 2019.  Total interest income decreased by $3.9 million, or 17 percent, to $18.4 million for the first six months of fiscal 2021 from $22.3 million in the same period of fiscal 2020.  The decrease was due to decreases in interest income from all interest-earning assets, mainly loans receivable.

Loans receivable interest income decreased $3.1 million, or 15 percent, to $17.3 million in the first six months of fiscal 2021 from $20.4 million for the same period of fiscal 2020.  The decrease was due to a lower average yield and, to a lesser extent, a lower average balance.  The average loan yield during the first six months of fiscal 2021 decreased 52 basis points to 3.92 percent from 4.44 percent in the same period last year. The decrease in the average yield on loans receivable was primarily attributable to loans repricing downward reflecting declines in the targeted Federal Funds Rate and the increase of net deferred loan costs to $987,000 in the first six months of fiscal 2021 from $172,000 in the same period of fiscal 2020. The higher net deferred loan costs was due primarily to higher loan prepayments during the periods and the prior period deferred loan fees of $520,000 which were recognized in interest income as a result of three loan payoffs in the first six months of fiscal 2020 from a previously classified non-performing loans that had been upgraded to pass and not replicated in the first six months of fiscal 2021. The average balance of loans receivable decreased $38.0 million, or four percent, to $880.7 million for the first six months of fiscal 2021 from $918.7 million in the same period of fiscal 2020.

Interest income from investment securities decreased $255,000, or 22 percent, to $926,000 in the first six months of fiscal 2021 from $1.2 million for the same period of fiscal 2020. This decrease was attributable to a lower average yield, partly offset by a higher average balance. The average investment securities yield decreased 156 basis points to 1.02 percent in the first six months of fiscal 2021 from 2.58 percent in the same period of fiscal 2020.  The decrease in the average investment securities yield was primarily attributable to a higher premium amortization ($890,000 compared to $227,000) and the purchases of investment securities during the last 12 months which had lower average yields than the existing portfolio. The average balance of investment securities increased $90.8 million, or 99 percent, to $182.3 million in the first six months of fiscal 2021 from $91.5 million in the same period of fiscal 2020. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2021 was $200,000, down 31 percent from $288,000 in the same period of fiscal 2020. As a result, the average yield decreased to 5.02 percent in the first six months of fiscal 2021 as compared to 7.03 percent in the comparable period last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $41,000 in the first six months of fiscal 2021, down 91 percent from $435,000 in the same period of fiscal 2020.  The decrease was due to a lower average yield, partly offset by a higher average balance. The average yield earned on interest-earning deposits decreased 179 basis points to 0.10 percent in the first six months of fiscal 2021 from 1.89 percent in the comparable quarter last year, due primarily to decreases in the targeted Federal Funds Rate over the last year. The average balance of the interest-earning deposits in the first six months of fiscal 2021 was $79.1 million, an increase of $34.1 million or 76 percent, from $45.0 million in the same period of fiscal 2020.

Interest Expense:

For the Quarter Ended December 31, 2020 and 2019.  Total interest expense decreased by $311,000 or 20 percent to $1.3 million in the second quarter of fiscal 2021 from $1.6 million in the same quarter last year. This decrease was primarily attributable to lower deposit expense.

Interest expense on deposits for the second quarter of fiscal 2021 was $468,000 as compared to $778,000 for the same period last year, a decrease of $310,000, or 40 percent.  The decrease in interest expense on deposits was attributable to a lower average cost of deposits, partly offset by a higher average balance. The average cost of deposits improved, decreasing by 16 basis points to 0.21 percent during the second quarter of fiscal 2021 from 0.37 percent during the same quarter last year. The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance and a 28 basis-point decrease in the average cost of time deposits. The average cost of transaction accounts also decreased by eight basis points. The average balance of deposits increased $69.1 million, or eight percent, to $902.7 million during the quarter ended December 31, 2020 from $833.6 million during the same period last year. The increase in the average balance was primarily attributable to increases in transaction accounts resulting primarily from government assistance programs related to the COVID-19 pandemic, partly offset by a decrease in higher cost time deposits. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the second quarter of fiscal 2021 was 83 percent, compared to 78 percent in the same period of fiscal 2020.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the second quarter of fiscal 2021 decreased slightly to $803,000 from $804,000 for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average cost, partly offset by a higher average balance. The average cost of borrowings decreased seven basis points to 2.36 percent for the quarter ended December 31, 2020 from 2.43 percent in the same quarter last year. The decrease in the average cost of borrowings was primarily due to new long-term borrowings obtained at a lower interest rate than prior borrowings, reflecting the decline in market rates over the last year. The average balance of borrowings increased $3.7 million, or three percent, to $134.8 million during the quarter ended December 31, 2020 from $131.1 million during the same period last year.

For the Six Months Ended December 31, 2020 and 2019.  Total interest expense decreased $454,000, or 15 percent to $2.6 million in the first six months of fiscal 2021 from $3.1 million in the same period last year. This decrease was attributable primarily to lower deposit expense, partly offset by higher borrowing expense.

Interest expense on deposits for the first six months of fiscal 2021 was $1.0 million as compared to $1.6 million in the same period last year, a decrease of $535,000 or 34 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and, partly offset by a higher average balance of deposits. The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance and a 25 basis-point decrease in the average cost of time deposits. The average cost of transaction accounts also decreased by seven basis points. The average cost of deposits decreased 15 basis points to 0.22 percent during the first six months of fiscal 2021 from 0.37 percent during the same period last year. The average balance of deposits increased $68.8 million, or eight percent, to $901.0 million during the six months ended December 31, 2020 from $832.2 million during the same period last year. The increase in the average balance was primarily attributable to increases in transaction accounts resulting primarily from government assistance programs related to the COVID-19 pandemic, partly offset by a decrease in higher cost time deposits. The average balance of transaction accounts to total deposits in the first six months of fiscal 2021 was 82 percent, compared to 77 percent in the same period of fiscal 2020.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first six months of fiscal 2021 increased $81,000, or five percent, to $1.6 million from $1.5 million in the same period last year.  The increase in interest expense on borrowings was the result of a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased by $16.4 million, or 14 percent, to $137.8 million during the six months ended December 31, 2020 from $121.4 million during the same period last year, primarily due to new long-term borrowings at a lower average cost. The average cost of borrowings decreased 18 basis points to 2.31 percent for the six months ended December 31, 2020 from 2.49 percent in the same period last year.

The following tables present the average balance sheets for the quarter and six months ended December 31, 2020 and 2019, respectively:

Average Balance Sheets
	Quarter Ended December 31, 2020			Quarter Ended December 31, 2019
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$868,494	$8,344	3.84%	$934,060	$10,320	4.42%
Investment securities	208,453	448	0.86%	87,108	567	2.60%
FHLB – San Francisco stock	7,970	100	5.02%	8,199	145	7.07%
Interest-earning deposits	64,922	17	0.10%	45,519	189	1.62%

Total interest-earning assets	1,149,839	8,909	3.10%	1,074,886	11,221	4.18%

Non interest-earning assets	29,958			32,216

Total assets	$1,179,797			$1,107,102

Interest-bearing liabilities:
Checking and money market accounts (2)	$461,363	$79	0.07%	$388,430	$117	0.12%
Savings accounts	283,432	54	0.08%	257,666	131	0.20%
Time deposits	157,906	335	0.84%	187,458	530	1.12%

Total deposits	902,701	468	0.21%	833,554	778	0.37%

Borrowings	134,826	803	2.36%	131,084	804	2.43%

Total interest-bearing liabilities	1,037,527	1,271	0.49%	964,638	1,582	0.65%

Non interest-bearing liabilities	17,415			19,644

Total liabilities	1,054,942			984,282

Stockholders’ equity	124,855			122,820
Total liabilities and stockholders’ equity	$1,179,797			$1,107,102

Net interest income		$7,638			$9,639

Interest rate spread (3)			2.61%			3.53%
Net interest margin (4)			2.66%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.82%			111.43%
Return on average assets			0.40%			0.87%
Return on average equity			3.77%			7.81%

(1)	Includes non-performing loans and net deferred loan cost amortization of $521 thousand and $12 thousand for the quarter ended December 31, 2020 and 2019, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $111.7 million and $84.2 million during the quarter ended December 31, 2020 and 2019, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

	Six Months Ended December 31, 2020			Six Months Ended December 31, 2019
(Dollars In Thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$880,733	$17,261	3.92%	$918,666	$20,395	4.44%
Investment securities	182,344	926	1.02%	91,527	1,181	2.58%
FHLB – San Francisco stock	7,970	200	5.02%	8,199	288	7.03%
Interest-earning deposits	79,099	41	0.10%	45,015	435	1.89%

Total interest-earning assets	1,150,146	18,428	3.20%	1,063,407	22,299	4.19%

Non interest-earning assets	30,790			31,812

Total assets	$1,080,936			$1,095,219

Interest-bearing liabilities:
Checking and money market accounts (2)	$458,445	$170	0.07%	$384,820	$227	0.12%
Savings accounts	279,923	132	0.09%	258,659	265	0.20%
Time deposits	162,625	717	0.87%	188,708	1,062	1.12%

Total deposits	900,993	1,019	0.22%	832,187	1,554	0.37%

Borrowings	137,769	1,605	2.31%	121,363	1,524	2.49%

Total interest-bearing liabilities	1,038,762	2,624	0.50%	953,550	3,078	0.64%

Non interest-bearing liabilities	17,575			19,668

Total liabilities	1,056,337			973,218

Stockholders’ equity	124,599			122,001
Total liabilities and stockholders’ equity	$1,080,936			$1,095,219

Net interest income		$15,804			$19,221

Interest rate spread (3)			2.70%			3.55%
Net interest margin (4)			2.75%			3.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.72%			111.52%
Return on average assets			0.45%			0.91%
Return on average equity			4.27%			8.13%

(1)	Includes non-performing loans and net deferred loan cost amortization of $987 thousand and $172 thousand for the six months ended December 31, 2020 and 2019, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $113.7 million and $82.7 million during the six months ended December 31, 2020 and 2019, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarter and six months ended December 31, 2020 and 2019, respectively.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance
	Quarter Ended December 31, 2020 Compared To Quarter Ended December 31, 2019 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,346)	$(725)	$95	$(1,976)
Investment securities	(380)	789	(528)	(119)
FHLB – San Francisco stock	(42)	(4)	1	(45)
Interest-earning deposits	(177)	79	(74)	(172)
Total net change in income on interest-earning assets	(1,945)	139	(506)	(2,312)

Interest-bearing liabilities:
Checking and money market accounts	(51)	22	(9)	(38)
Savings accounts	(82)	13	(8)	(77)
Time deposits	(133)	(83)	21	(195)
Borrowings	(23)	23	(1)	(1)
Total net change in expense on interest-bearing liabilities	(289)	(25)	3	(311)
Net (decrease) increase in net interest income	$(1,656)	$164	$(509)	$(2,001)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2020 Compared To Six Months Ended December 31, 2019 Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(2,391)	$(842)	$99	$(3,134)
Investment securities	(719)	1,172	(708)	(255)
FHLB – San Francisco stock	(82)	(8)	2	(88)
Interest-bearing deposits	(411)	322	(305)	(394)
Total net change in income on interest-earning assets	(3,603)	644	(912)	(3,871)

Interest-bearing liabilities:
Checking and money market accounts	(83)	45	(19)	(57)
Savings accounts	(142)	21	(12)	(133)
Time deposits	(231)	(147)	33	(345)
Borrowings	(110)	206	(15)	81
Total net change in expense on interest-bearing liabilities	(566)	125	(13)	(454)
Net (decrease) increase in net interest income	$(3,037)	$519	$(899)	$(3,417)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarter Ended December 31, 2020 and 2019.  During the second quarter of fiscal 2021, the Corporation recorded a provision for loan losses of $39,000, as compared to a recovery from the allowance for loan losses of $22,000 in the same period of fiscal 2020. The increase in provision for loan losses during this quarter reflects an increase in non-performing loans partly offset by the decrease in loan balances.

For the Six Months Ended December 31, 2020 and 2019.  During the first six months of fiscal 2021, the Corporation recorded a provision for loan losses of $259,000, as compared to a recovery from the allowance for loan losses of $203,000 in the same period of fiscal 2020. The increase in provision for loan losses during this six-month period was primarily attributable to an increase in the qualitative component established in our allowance for loan losses methodology in response to the deteriorating economic conditions and probable loan losses, including the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic conditions on the U.S. and global economies from COVID-19.

Non-performing loans, net of the allowance for loan losses and fair value adjustments increased 109 percent to $10.3 million at December 31, 2020 from $4.9 million at June 30, 2020 and $3.4 million at December 31, 2019. Net loan recoveries in the second quarter of fiscal 2021 were $9,000 or 0.00 percent (annualized) of average loans receivable, as compared to net loan recoveries of $14,000 or 0.01 percent (annualized) of average loans receivable in the same quarter of fiscal 2020. For the first six months of fiscal 2021, the net loan recoveries were $14,000 or 0.00 percent (annualized) of average loans receivable as compared to net loan recoveries of $48,000 or 0.01 percent (annualized) of average loans receivable in the same period of fiscal 2020. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $14.9 million at December 31, 2020 as compared to $14.1 million at June 30, 2020 and $13.7 million at December 31, 2019. Classified loans net of the allowance for loan losses and fair value adjustments at December 31, 2020 were comprised of $4.6 million of loans in the special mention category and $10.3 million of loans in the substandard category as compared to $8.6 million of loans in the special mention category and $5.5 million of loans in the substandard category at June 30, 2020.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank's charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies.  See related discussion of “Asset Quality.”

At December 31, 2020, the allowance for loan losses was $8.5 million, comprised of collectively evaluated allowances of $7.9 million and individually evaluated allowances of $570,000; in comparison to the allowance for loan losses of $8.3 million at June 30, 2020, comprised of collectively evaluated allowances of $8.2 million and individually evaluated allowances of $100,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.99 percent at December 31, 2020 as compared to 0.91 percent at June 30, 2020. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Corporation’s financial condition and results of operations.

Non-Interest Income:

For the Quarter Ended December 31, 2020 and 2019.  Total non-interest income decreased $370,000, or 28 percent, to $974,000 for the quarter ended December 31, 2020 from $1.3 million for the same period last year.  The decrease was primarily attributable to decreases in loan servicing and other fees and deposit account fees.

Loan servicing and other fees decreased $247,000 or 67 percent to $120,000 in the second quarter of fiscal 2021 from $367,000 in the same quarter last year. The decrease was due primarily to a decrease in prepayment fees resulting from lower loan payoffs, particularly in multi-family loans.

Deposit account fees decreased $122,000 or 27 percent to $329,000 in the second quarter of fiscal 2021 from $451,000 in the same quarter last year.  The decrease was due primarily to certain fees that were waived related to accounts impacted by the COVID-19 pandemic and reduced transactions reflecting changes in spending habits due to the COVID-19 pandemic.

For the Six Months Ended December 31, 2020 and 2019.  Total non-interest income decreased $281,000, or 12 percent, to $2.1 million for the six months ended December 31, 2020 from $2.4 million for the same period last year.  The decrease was primarily attributable to a decrease in deposit account fees.

Loan servicing and other fees increased $25,000 or five percent to $525,000 in the first six months of fiscal 2021 from $500,000 in the same period last year. The increase was due primarily to an increase in prepayment fees resulting from higher loan payoffs, particularly in multi-family loans.

Deposit account fees decreased $259,000 or 29 percent to $639,000 in the first six months of fiscal 2021 from $898,000 in the same period last year.  The decrease was due primarily to certain fees that were waived related to accounts impacted by the COVID-19 pandemic and reduced transactions reflecting changes in spending habits due to the COVID-19 pandemic.

Non-Interest Expense:

For the Quarter Ended December 31, 2020 and 2019.  Total non-interest expense in the quarter ended December 31, 2020 was $6.9 million, a decrease of $638,000, or eight percent, as compared to $7.6 million in the quarter ended December 31, 2019. The decrease was primarily attributable to a decrease in salaries and employee benefits expenses and other operating expenses, partly offset by higher deposit insurance premiums and regulatory assessment expenses.

Salaries and employee benefits expense decreased $698,000, or 14 percent, to $4.3 million in the second quarter of fiscal 2021 from $5.0 million in the same period of fiscal 2020. The decrease was due primarily to fewer employees and lower employee bonus and other incentive payments. Total loan originations and purchases decreased $52.0 million, or 64 percent, to $29.6 million in the second quarter of fiscal 2021 from $81.6 million in the same quarter of fiscal 2020. Total full-time equivalent employees (“FTE”) were 166 at December 31, 2020, down 18 FTE or 10 percent from 184 FTE at December 31, 2019.

Deposit insurance premiums and regulatory assessment expenses were $141,000 in the second quarter of fiscal 2021, up 139 percent from $59,000 in the same quarter of fiscal 2020. The increase was due primarily to FDIC insurance premium credits applied in the second quarter of fiscal 2020, which were not replicated in the second quarter of fiscal 2021.

Other non-interest expenses decreased $104,000, or 13 percent, to $707,000 in the second quarter of fiscal 2021 from $811,000 in the same quarter of fiscal 2020. The decrease in other non-interest expenses was primarily attributable to reduced expenses reflecting lower loan originations and purchases.

For the Six Months Ended December 31, 2020 and 2019.  Total non-interest expense in the six months ended December 31, 2020 was $13.9 million, a decrease of $891,000, or six percent, as compared to $14.8 million in the six months ended

December 31, 2019. The decrease was primarily attributable to a decrease in salaries and employee benefits expenses, partly offset by higher deposit insurance premiums and regulatory assessment expenses.

Salaries and employee benefits expense decreased $1.3 million, or 13 percent, to $8.7 million in the first six months of fiscal 2021 from $10.0 million in the same period of fiscal 2020. The decrease was due primarily to fewer employees and lower employee bonus and other incentive payments. Total loan originations and purchases decreased $97.4 million, or 56 percent, to $77.6 million in the first six months of fiscal 2021 from $175.0 million in the same period of fiscal 2020.

Deposit insurance premiums and regulatory assessment expenses were $275,000 in the first six months of fiscal 2021, up 540 percent from $43,000 in the same period of fiscal 2020. The increase was due primarily to FDIC insurance premium credits applied in the first six months of fiscal 2020, which were not replicated in the same period of fiscal 2021.

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

For the Quarter Ended December 31, 2020 and 2019.  The Corporation’s income tax provision was $481,000 for the second quarter of fiscal 2021, a 54 percent decrease from $1.1 million in the same quarter last year, primarily reflecting lower pre-tax income. The effective income tax rate for the quarter ended December 31, 2020 was 29.0 percent as compared to 30.5 percent for the quarter ended December 31, 2019. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2021 reflects its current income tax obligations.

For the Six Months Ended December 31, 2020 and 2019.  The Corporation’s income tax provision was $1.1 million for the first six months of fiscal 2021, a 47 percent decrease from $2.1 million in the same period last year, primarily reflecting lower pre-tax income. The effective income tax rate for the six months ended December 31, 2020 and 2019 was 29.6 percent at both periods. The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2021 reflects its current income tax obligations.

Asset Quality

Non-performing assets were comprised solely of non-performing loans at both December 31, 2020 and June 30, 2020. Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, was $10.3 million at December 31, 2020, up 109 percent from $4.9 million at June 30, 2020. Non-performing loans as a percentage of loans held for investment at December 31, 2020 was 1.20%, up from 0.55% at June 30, 2020.  The non-performing loans at December 31, 2020 are comprised of 33 single-family loans.  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of December 31, 2020, total restructured loans increased 215 percent, to $8.2 million from $2.6 million at June 30, 2020.  At both December 31, 2020 and June 30, 2020, all of these restructured loans were classified as non-performing.  As of December 31, 2020, all of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $1.2 million, or 44 percent, of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2020. Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

There was no real estate owned at either December 31, 2020 or June 30, 2020.

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

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:
(In Thousands)	At December 31, 2020	At June 30, 2020
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$2,062	$2,281
Total	2,062	2,281

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	8,208	2,612
Commercial business loans	—	31
Total	8,208	2,643

Total non-performing loans	10,270	4,924

Real estate owned, net	—	—
Total non-performing assets	$10,270	$4,924

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	1.20%	0.55%

Non-performing loans as a percentage of total assets	0.88%	0.42%

Non-performing assets as a percentage of total assets	0.88%	0.42%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:
	At December 31, 2020		At June 30, 2020
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$935	2	$3,120	7
Multi-family	3,732	3	3,777	3
Commercial real estate	—	—	1,703	1
Total special mention loans	4,667	5	8,600	11

Substandard loans:
Mortgage loans:
Single-family	10,270	35	5,438	22
Commercial business loans	—	—	31	1
Total substandard loans	10,270	35	5,469	23

Total classified loans	14,937	40	14,069	34

Real estate owned	—	—	—	—

Total classified assets	$14,937	40	$14,069	34

Total classified assets as a percentage of total assets	1.28%		1.20%

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and purchased for the quarter and six months indicated:
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands)	2020	2019	2020	2019
Loans originated for investment:
Mortgage loans:
Single-family	12,444	8,061	35,643	15,567
Multi-family	13,907	14,921	26,816	34,271
Commercial real estate	—	6,479	1,860	8,898
Construction	688	2,313	1,828	3,209
Consumer loans	—	1	—	1
Total loans originated for investment	27,039	31,775	66,147	61,946

Loans purchased for investment:
Mortgage loans:
Single-family	—	44,610	—	70,733
Multi-family	2,525	5,243	11,463	42,369
Total loans purchased for investment	2,525	49,853	11,463	113,102

Mortgage loan principal payments	(59,575)	(65,205)	(125,898)	(116,034)
Increase in other items, net (1)	144	992	578	2,790

Net (decrease) increase in loans held for investment	$(29,867)	$17,415	$(47,710)	$61,804

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, advance payments of escrows and repurchases.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment.  During the first six months of fiscal 2021 and 2020, the Corporation originated and purchased loans held for investment of $77.6 million and $175.0 million, respectively. At December 31, 2020, the Corporation had loan origination commitments totaling $12.3 million, undisbursed lines of credit totaling $942,000 and undisbursed construction loan funds totaling $2.7 million.  The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. During the first six months of fiscal 2021 and 2020, total loan repayments were $125.9 million and $116.0 million, respectively.

The Corporation’s primary financing activity is gathering deposits.  During the first six months of fiscal 2021, the net increase in deposits was $17.0 million or two percent, due to an increase in transaction accounts, partly offset by a decrease in time deposits. Time deposits decreased $16.2 million, or 10 percent, to $153.8 million at December 31, 2020 from $170.0 million at June 30, 2020.  At December 31, 2020, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $68.6 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $15.1 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2020, total cash and cash equivalents were $74.0 million, or six percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2020, total borrowings were $116.0 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility available was $277.9 million and the remaining available collateral was $332.8 million. In addition, the Bank has secured a $176.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $187.4 million. As of December 31, 2020, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2021 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of December 31, 2020.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2020 increased to 27.7 percent from 23.1 percent for the quarter ended June 30, 2020.

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

At December 31, 2020, the Bank exceeded all regulatory capital requirements.  The Bank was categorized "well-capitalized" at December 31, 2020 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank's actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):
			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes (1)		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of December 31, 2020
Tier 1 leverage capital (to adjusted average assets)	$115,562	9.78%	$47,249	4.00%	$59,061	5.00%
CET1 capital (to risk-weighted assets)	$115,562	18.30%	$44,193	7.00%	$41,037	6.50%
Tier 1 capital (to risk-weighted assets)	$115,562	18.30%	$53,663	8.50%	$50,507	8.00%
Total capital (to risk-weighted assets)	$123,463	19.56%	$66,290	10.50%	$63,133	10.00%

As of June 30, 2020
Tier 1 leverage capital (to adjusted average assets)	$116,967	10.13%	$46,188	4.00%	$57,735	5.00%
CET1 capital (to risk-weighted assets)	$116,967	17.51%	$46,747	7.00%	$43,408	6.50%
Tier 1 capital (to risk-weighted assets)	$116,967	17.51%	$56,765	8.50%	$53,426	8.00%
Total capital (to risk-weighted assets)	$125,316	18.76%	$70,121	10.50%	$66,782	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

In addition to the minimum CET1, Tier 1 and Total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  As of December 31, 2020, the capital conservation buffer required a minimum of 2.50% of risk weighted assets.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.  In the first six months of fiscal 2021, the Bank paid a cash dividend of $5.0 million to the Corporation, while the Corporation paid $2.1 million of cash dividends to its shareholders.

Supplemental Information
	At December 31, 2020	At June 30, 2020	At December 31, 2019

Loans serviced for others (in thousands)	$64,521	$86,505	$102,824

Book value per share	$16.79	$16.67	$16.54

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of December 31, 2020, the targeted Federal Funds Rate range was 0.00% to 0.25%, making an immediate change of -200 basis points or more improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2020 (dollars in thousands).
Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)
+300 bp	$258,292	$111,580	$1,306,574	19.77%	+763 bp
+200 bp	$229,240	$82,528	$1,281,912	17.88%	+574 bp
+100 bp	$194,945	$48,233	$1,252,129	15.57%	+343 bp
0 bp	$146,712	$—	$1,208,534	12.14%	0 bp
-100 bp	$127,434	$(19,278)	$1,187,318	10.73%	-141 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2020 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2020 and June 30, 2020.
	At December 31, 2020	At June 30, 2020
	(-100 bp rate shock)	(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.14%	11.93%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.73%	10.57%
Sensitivity Measure: Change in NPV Ratio	-141 bp	-136 bp

The pre-shock NPV ratio increased 21 basis points to 12.14 percent at December 31, 2020 from 11.93 percent at June 30, 2020 and the post-shock NPV ratio increased 16 basis points to 10.73 percent at December 31, 2020 from 10.57 percent at June 30, 2020.  The increase of the NPV ratios was primarily attributable to net income in the first six months of fiscal 2021 and the changes in the composition of the balance sheet and interest rates, partly offset by a $5.0 million cash dividend distribution from the Bank to Provident Financial Holdings, Inc. in September 2020.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of December 31, 2020:
	Term to Contractual Repricing, Estimated Repricing, or Contractual Maturity (1)
	As of December 31, 2020
(Dollars In Thousands)	12 months or less	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years or non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$68,874	$—	$—	$5,127	$74,001
Investment securities	18,554	—	—	188,702	207,256
Loans held for investment	286,634	235,210	239,130	94,112	855,086
FHLB - San Francisco stock	7,970	—	—	—	7,970
Other assets	3,126	—	—	23,288	26,414
Total assets	385,158	235,210	239,130	311,229	1,170,727

Repricing Liabilities and Equity:
Checking deposits - non-interest bearing	—	—	—	109,609	109,609
Checking deposits - interest bearing	47,124	94,249	94,249	78,541	314,163
Savings deposits	57,827	115,653	115,653	—	289,133
Money market deposits	21,655	21,655	—	—	43,310
Time deposits	83,718	52,516	16,913	606	153,753
Borrowings	26,015	50,000	40,000	—	116,015
Other liabilities	227	—	—	19,533	19,760
Stockholders' equity	—	—	—	124,984	124,984
Total liabilities and stockholders' equity	236,566	334,073	266,815	333,273	1,170,727

Repricing gap positive (negative)	$148,592	$(98,863)	$(27,685)	$(22,044)	$—
Cumulative repricing gap:
Dollar amount	$148,592	$49,729	$22,044	$—	$—
Percent of total assets	13%	4%	2%	—%	—%

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

The static gap analysis shows a positive position in the "cumulative repricing gap - dollar amount" category, indicating more assets are sensitive to repricing than liabilities. Management views non-interest bearing checking deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:
•	The Corporation’s current balance sheet and repricing characteristics;
•	Forecast balance sheet growth consistent with the business plan;
•	Current interest rates and yield curves and management estimates of projected interest rates;
•	Embedded options, interest rate floors, periodic caps and lifetime caps;
•	Repricing characteristics for market rate sensitive instruments;
•	Loan, investment, deposit and borrowing cash flows;
•	Loan prepayment estimates for each type of loan; and
•	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at December 31, 2020 and June 30, 2020.
At December 31, 2020		At June 30, 2020
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	9.42%	+300 bp	15.11%
+200 bp	6.28%	+200 bp	9.95%
+100 bp	3.40%	+100 bp	5.25%
-100 bp	(0.10)%	-100 bp	(0.05)%

At December 31, 2020 and June 30, 2020, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a slight decrease in net interest income over the subsequent 12-month period at December 31, 2020 and June 30, 2020.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2020 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2020	505	$13.68	—	371,815
November 1 – 30, 2020	—	$—	—	371,815
December 1 – 31, 2020	—	$—	—	371,815
Total	505	$13.68	—	371,815

(1)	Represents the remaining shares available for future purchases under the April 2020 stock repurchase plan.

During the quarter and six months ended December 31, 2020, the Corporation did not purchase any shares of the Corporation’s common stock under the April 2020 stock repurchase plan. As of December 31, 2020, the Corporation has not purchased any shares authorized in the April 2020 stock repurchase plan, leaving all 371,815 shares available for purchase until the plan expires on April 30, 2021.

During the quarter ended December 31, 2020, there was no stock option or restricted stock activity, other than 5,500 stock options that were forfeited and 1,500 shares of restricted stock that were vested. The Corporation purchased 505 shares from recipients to fund their withholding tax obligations in the second quarter fiscal 2021 with an average cost of $13.68 per share.

During the six months ended December 31, 2020, there were 5,500 stock option that were forfeited, a total of 9,000 shares of restricted stock were forfeited and 9,000 shares of restricted stock were vested. The Corporation purchased 3,061 shares from recipients to fund their withholding tax obligations in the first six months of fiscal 2021 with an average cost of $12.01 per share.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 8, 2021	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2021	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)