Form 10-K
period 2021-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2021-09-03
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021             OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0704889
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (951) 686-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	PROV	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

The aggregate market value of the common stock held by non affiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2020, was $106.1 million. As of August 31, 2021, there were 7,515,795 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.
2.	Portions of the definitive Proxy Statement for the fiscal 2021 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996.  The Corporation is regulated by the Federal Reserve Board (“FRB”).  At June 30, 2021, the Corporation had consolidated total assets of $1.18 billion, total deposits of $938.0 million and stockholders’ equity of $127.3 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank.

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

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community. The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties. The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006. The Bank contributed $40,000 to the Foundation in both fiscal 2021 and 2020.

Since the novel coronavirus of 2019 (“COVID-19”) was declared a pandemic in March 2020, COVID-19 has significantly affected our communities, customers, and operations. Efforts to limit the spread of COVID-19 led to shelter-in-place orders, the temporary closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Although many of these restrictions have been lifted and society has begun to re-open, the COVID-19 pandemic is ongoing and additional uncertainties exist which may continue to impact our customers, employees and vendors; the financial services and banking industry; and the economy as a whole. These uncertainties include, among other things, the extent and severity of the spread of COVID-19 including COVID-19 variants, the length of the outbreak, the extent of distribution and efficacy of vaccines, the extent of lifting of pandemic-related restrictions including social distancing and the use of facemasks, and future actions taken by governmental authorities to contain the outbreak or to mitigate its impact. In light of the uncertainties and continuing developments related the COVID-19 pandemic, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

Subsequent Event:

On July 22, 2021, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.14 per share.  Shareholders of the Corporation’s common stock at the close of business on August 12, 2021 were entitled to receive the cash dividend, which was paid on September 2, 2021.

Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits. The Bank is the largest independent community bank headquartered in Riverside County and it has the tenth largest deposit market share of all banks and the second largest of community banks in Riverside County.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.” According to the 2020 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively. The Bank’s market area consists primarily of suburban and urban communities. Riverside and Western San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area. According to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, the unemployment rate for both the Inland Empire and the State of California in June 2021 was 7.9%, compared to 5.9% nationwide. This elevated level of unemployment rate was due primarily to the impact of the COVID-19 pandemic, although it was much lower as compared to the unemployment data reported in June 2020, which was 13.3% in the Inland Empire, 14.1% in California and 11.1% nationwide. Recent forecasts suggest that the Inland Empire economy is regaining 62,400 jobs in calendar 2021, up 4.15% from 2020. The job gain is expected to be due to the reopening of businesses in the food and beverages, retail, hotel and entertainment sectors as well as growth in logistics, construction and health care. Assuming this job growth, the Inland Empire job level would be at 1,564,300 jobs or just 3,200 jobs or 0.2 percent below its level at the end of 2019 (Source: Inland Empire Quarterly Economic Report - May 2021).

California home sales in June 2021 were up 28.3% percent from a year ago, when 339,910 homes were sold on an annualized basis. The June 2021 statewide and Inland Empire median home price was $819,630 and $525,000, up 30.9% and 28% from June 2020, respectively. (Source: California Association of Realtors – July 16, 2021 News Release).

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits. The population growth in the Inland Empire has attracted numerous financial institutions to the Bank’s market area. The Bank’s primary competitors are large national and regional commercial banks as well as other community-oriented banks and savings institutions. The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area, as well as unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. This competition may limit the Bank’s growth and profitability in the future.

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

Lending Activities

General.  The lending activity of the Bank is comprised of the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment. Additional lending activities have included originating saleable single-family loans, primarily fixed-rate first trust deed mortgages. The Bank’s net loans held for investment were $851.0 million at June 30, 2021, representing 71.9% of consolidated total assets. This compares to $902.8 million, or 76.7% of consolidated total assets, at June 30, 2020.

At June 30, 2021, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $19.4 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2021, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s five largest lending relationships at June 30, 2021 consisted of: four multi-family loans totaling $5.3 million to one group of borrowers; eight single-family loans and one multi-family loan totaling $5.3 million to one group of borrowers; two multi-family loans totaling $4.5 million to one group of borrowers; one multi-family loan totaling $4.3 million to one group of borrowers; and one multi-family loan and one commercial real estate loan totaling $4.3 million to one group of borrowers.  The real estate collateral for these loans is located in Southern and Northern California.  At June 30, 2021, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2021		2020		2019		2018		2017
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$268,272	31.48%	$298,810	33.04%	$324,952	36.87%	$314,808	34.80%	$322,197	35.51%
Multi-family	484,408	56.85	491,903	54.38	439,041	49.81	476,008	52.63	479,959	52.89
Commercial real estate	95,279	11.18	105,235	11.64	111,928	12.70	109,726	12.13	97,562	10.75
Construction	3,040	0.36	7,801	0.86	4,638	0.53	3,174	0.35	6,994	0.77
Other	139	0.02	143	0.02	167	0.02	167	0.02	—	—
Total mortgage loans	851,138	99.89	903,892	99.94	880,726	99.93	903,883	99.93	906,712	99.92

Commercial business loans	849	0.10	480	0.05	478	0.05	500	0.06	576	0.07
Consumer loans	95	0.01	94	0.01	134	0.02	109	0.01	129	0.01
Total loans held for investment, gross	852,082	100.00%	904,466	100.00%	881,338	100.00%	904,492	100.00%	907,417	100.00%

Advance payments of escrows	157		68		53		18		61
Deferred loan costs, net	6,308		6,527		5,610		5,560		5,480
Allowance for loan losses	(7,587)		(8,265)		(7,076)		(7,385)		(8,039)
Total loans held for investment, net	$850,960		$902,796		$879,925		$902,685		$904,919

Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2021 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
(In Thousands)	One Year	3 Years	5 Years	10 Years	10 Years	Total

Mortgage loans:
Single-family	$146	$674	$405	$3,565	$263,482	$268,272
Multi-family	—	—	—	24,769	459,639	484,408
Commercial real estate	1,798	7,108	19,927	57,664	8,782	95,279
Construction	2,761	—	—	—	279	3,040
Other	139	—	—	—	—	139
Commercial business loans	565	10	—	274	—	849
Consumer loans	95	—	—	—	—	95
Total loans held for investment, gross	$5,504	$7,792	$20,332	$86,272	$732,182	$852,082

The following table sets forth the dollar amount of all loans held for investment due after one year from June 30, 2021 which have fixed and floating or adjustable interest rates:

			Floating or
			Adjustable
(Dollars In Thousands)	Fixed-Rate	% (1)	Rate	% (1)

Mortgage loans:
Single-family	$32,100	12%	$236,026	88%
Multi-family	219	—%	484,189	100%
Commercial real estate	153	—%	93,328	100%
Construction	30	11%	249	89%
Commercial business loans	284	100%	—	—%
Total loans held for investment, gross	$32,786	4%	$813,792	96%

(1)	As a percentage of each category.

Scheduled contractual principal payments of loans do not reflect the actual life of such assets. The average life of loans is generally substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property that secures the loan. The average life of mortgage loans tends to increase, however, when current market interest rates are substantially higher than the interest rates on existing loans held for investment and, conversely, decrease when the interest rates on existing loans held for investment are substantially lower than current market interest rates, as borrowers are generally less inclined to refinance their loans when market rates increase and more inclined to refinance their loans when market rates decrease.

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2021 and 2020, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2021:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$78,631	29%	$100,560	38%	$88,790	33%	$291	—%	$268,272	100%
Multi-family	68,350	14%	304,534	63%	111,232	23%	292	—%	484,408	100%
Commercial real estate	22,989	24%	41,940	44%	30,350	32%	—	—%	95,279	100%
Construction	279	9%	2,761	91%	—	—%	—	—%	3,040	100%
Other	—	—%	139	100%	—	—%	—	—%	139	100%
Total	$170,249	20%	$449,934	53%	$230,372	27%	$583	—%	$851,138	100%

(1)	Other than the Inland Empire.

As of June 30, 2020:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$82,019	28%	$140,888	47%	$75,372	25%	$531	—%	$298,810	100%
Multi-family	66,427	14%	321,556	65%	103,609	21%	311	—%	491,903	100%
Commercial real estate	23,501	22%	47,484	45%	34,250	33%	—	—%	105,235	100%
Construction	1,115	14%	5,190	67%	1,496	19%	—	—%	7,801	100%
Other	—	—%	143	100%	—	—%	—	—%	143	100%
Total	$173,062	19%	$515,261	57%	$214,727	24%	$842	—%	$903,892	100%

(1)	Other than the Inland Empire.

Single-Family Mortgage Loans.  One of the Bank’s primary lending activity is the origination and purchase of adjustable and fixed rate mortgage loans to be held for investment secured by first trust deed mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank’s branches are located and surrounding areas in Southern and Northern California.  During fiscal 2021 the Bank originated $120.7 million and purchased $5.4 million of single-family loans to be held for investment, all of which were underwritten in accordance with the Bank’s origination guidelines. This compares to single-family loan originations of $36.4 million and purchases of $70.7 million during fiscal 2020. At June 30, 2021, total single-family loans held for investment decreased 10% to $268.3 million, or 31.5% of the total loans held for investment, from $298.8 million, or 33.0% of the total loans held for investment, at June 30, 2020. The decrease in the single-family loans in fiscal 2021 was primarily attributable to loan principal payments that exceeded new loans originated and purchased for investment. During fiscal 2021, the Bank had net recoveries of $31,000 in non-performing single-family loans, as compared to net recoveries of $69,000 during fiscal 2020. At June 30, 2021 and 2020, total non-performing single-family loans were $7.9 million and $4.9 million, net of allowances and charge-offs, and $0 and $219,000 were past due 30 to 89 days, respectively.

The Bank has underwriting standards that generally conform with the standards of the governmental sponsored entities (“GSE”) which include Fannie Mae and Freddie Mac. Mortgage insurance is usually required for all loans exceeding 80% loan-to-value (“LTV”) based on the lower of the purchase price or appraised value at the time of loan origination.  The Bank is not currently offering loans with LTV ratios greater than 90%. The ratio is derived by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral. Currently, the maximum LTV ratio is 90% for purchase and rate and term refinances and 75% for cash-out refinances. The maximum loan amount offered is $1.5 million.  The lowest FICO score currently offered is 690 for a purchase transaction and 720 for a cash-out transaction. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness. Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower. The Bank currently lends on residential properties classified as single-family unit, planned unit developments and condominiums. Underwriting standards and guidelines may change at any time given changes in real estate market conditions or changes to GSE policies and guidelines. For additional protection, the Bank purchases lender-paid mortgage insurance for certain single-family mortgage loans. As of June 30, 2021, a total of $55.7 million of single-family mortgage loans with an 78% weighted average LTV at the time of origination have lender-paid mortgage insurance providing a weighted average coverage ratio of 11% of the original loan amount.

The Bank currently offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence. These loans do not exceed 75% of the appraised value of the residence and have terms of 30 years requiring monthly payments of principal and interest. At June 30, 2021, home equity loans amounted to $2.8 million or 1.0% of single-family loans held for investment, as compared to $5.3 million or 1.8% of single-family loans held for investment at June 30, 2020.

The Bank currently offers fixed rate loan products in Riverside and San Bernardino counties and adjustable rate mortgage (“ARM”) loans throughout California. Substantially all of the loans originated by the Bank meet GSE underwriting standards based on credit and collateral. The Bank offers several ARM products which adjust semi-annually after an initial fixed period ranging from five to ten years subject to a limitation on semi-annual and lifetime changes.  Currently, the ARM programs have a rate consisting of an Index tied to the Secured Overnight Financing Rate (“SOFR”), plus a margin. The programs are limited to a maximum, semi-annual increase or decrease of one percentage point with a maximum lifetime increase of five percentage points.  The rate may not fall below the margin. The portfolio currently consists of the following indexes, plus a margin of between 2.00% and 3.25%, which are used to calculate the periodic interest rate changes: the London Interbank Offered Rate (“LIBOR”), SOFR, the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have five, seven, or  ten-year fixed periods prior to the first adjustment (“5/1, 7/1, or 10/1 hybrids”) and provide for fully amortizing loan payments throughout the term of the loan.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

Prior to fiscal 2009, the Bank offered stated income single-family mortgage loans.  As of June 30, 2021 and 2020, the outstanding balance of the stated income single-family mortgage loans was $26.0 million and $38.5 million, respectively, of which $997,000 and $1.8 million, respectively were non-performing, while no loans were 30-89 days delinquent at June 30, 2021 and 2020.

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

The retention of ARM loans, rather than fixed-rate loans, helps to reduce the Bank’s exposure to changes in interest rates.  There is, however, unquantifiable credit risk resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates.  It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower.  Further, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing.  Because of these characteristics, ARM loans are subject to increased risks of default or delinquency.  Additionally, while ARM loans allow the Bank to increase the sensitivity of its assets as a result of changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Conversely, downward adjustments on the Bank’s cost of funds typically lag adjustments on ARM loans which may occur more rapidly during periods of declining interest rates. For additional information concerning the effect of interest rates on our loan portfolio, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties.  Increased risks of legal challenge, private right of action and regulatory enforcement actions result from these rules. The Bank may originate loans that do not meet the definition of a “qualified mortgage” (“QM”). To mitigate the risks involved with non-QM loans, the Bank has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements are adequately addressed.

A decline in real estate values subsequent to the time of origination of real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, housing supply and demand, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2021, multi-family mortgage loans were $484.4 million and commercial real estate loans were $95.3 million, or 56.8% and 11.2%, respectively, of loans held for investment.  This compares to multi-family mortgage loans of $491.9 million and commercial real estate loans of $105.2 million, or 54.4% and 11.6%, respectively, of loans held for investment at June 30, 2020.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  During fiscal 2021 the Bank originated $88.8 million and purchased $11.5 million of multi-family and commercial real estate loans, all of which were underwritten in accordance with the Bank’s origination guidelines.  This compares to loan originations of $65.5 million and loan purchases of $71.3 million during fiscal 2020. At June 30, 2021, the Bank had 654 multi-family and 134 commercial real estate loans in loans held for investment. This compares to 660 multi-family and 143 commercial real estate loans in loans held for investment at June 30, 2020.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 1/1, 3/1, 5/1, 7/1 and 10/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 1/1, 3/1 and 5/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to period interest rate caps and life-of-loan interest rate caps.  At June 30, 2021, $466.1 million, or 96.2%, of the Bank’s multi-family loans were secured by five to 36 unit projects.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial buildings, warehouses and small retail centers.  Properties securing multi-family and commercial real estate loans are primarily located in Alameda, Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco and Santa Clara counties.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $6.0 million.  At June 30, 2021, the Bank had 60 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $139.6 million.  The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  During both fiscal 2021 and 2020, the Bank had no charge-offs or recoveries on non-performing multi-family and commercial real estate loans. At June 30, 2021, there was one non-performing multi-family loan of $781,000 and no non-performing commercial real estate loans, as compared to no non-performing multi-family and commercial real estate loans at June 30, 2020. At June 30, 2021 and 2020, there were no multi-family or commercial real esate loans that were past due 30 to 89 days. Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

Construction Loans.  The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans.  During fiscal 2021 and 2020, the Bank originated a total of $5.4 million and $4.0 million of construction loans (including undisbursed loan funds), respectively.  As of June 30, 2021 and 2020, the Bank had short-term construction loans totaling $2.8 million and $6.3 million, respectively, and construction/permanent loans totaling $279,000 and $1.5 million respectively, net of undisbursed loan funds of $3.0 million and $4.0 million, respectively.

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. The Bank provides construction financing for single-family, multi-family and commercial real estate properties.  Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence.  Custom construction loans are generally originated for a term of 12 to 18 months, with adjustable or fixed interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 75% of the appraised value of the completed property.  The owner secures long-term permanent financing at the completion of construction. At June 30, 2021, there were two custom single-family construction loans totaling $1.7 million with $611,000 of undisbursed funds. This compares to June 30, 2020 when the Bank had two custom single-family construction loans totaling $2.1 million with $376,000 of undisbursed funds.

From time to time the Bank makes lot loans to individuals to finance land acquisition prior to the start of construction or tract construction loans to subdivision builders.  These subdivisions are usually financed and built in phases.  A thorough analysis of market trends and demand within the area are reviewed for feasibility.  Tract construction may include the building and financing of model homes under a separate loan. At June 30, 2021, there was one land loan of $139,000 and no tract construction loans, as compared to one land loan of $143,000 and no tract construction loans at June 30, 2020.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified during or after the construction period.  The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified.  At June 30, 2021, there were no single-family speculative construction loans. This compares to June 30, 2020 when the Bank had three single-family speculative construction loans totaling $2.6 million with $828,000 of undisbursed funds.

Construction/permanent loans automatically roll from the construction to the permanent phase.  The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property.  At June 30, 2021, there were $279,000 of construction/permanent loans as compared to $1.5 million of construction/permanent loans at June 30, 2020.

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

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans.  Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures.  The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.  In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment. During fiscal 2021 and 2020, the Bank had no charge-offs or recoveries and no loans were non-performing or 30-89 days delinquent at June 30, 2021.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loans and loan participations, with collateral primarily in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  The Bank purchased $16.9 million of loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2021, compared to $142.1 million of purchased loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2020. The decline in loan purchases was due primarily to the uncertainly of the asset quality during the COVID-19 pandemic. As of June 30, 2021, total loans serviced by other financial institutions were $13.6 million, as compared to $23.9 million at June 30, 2020. As of June 30, 2021, all loans serviced by others were performing according to their original contractual payment terms, except for one loan of $365,000 that was in the non-performing category. As of June 30, 2020, all loans serviced by others were performing according to their original contractual payment terms, except for two loans that were in forbearance pursuant to a loan modification consistent with the Coronavirus Aid, Relief, and Economic Security Act of 2020, (“CARES Act”) signed into law on March 27, 2020 and/or the April 7, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”). The CARES Act as amended on December 27, 2020, by the Consolidated Appropriations Act (“CAA”), and the Interagency Statement provides guidance regarding the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act and/or Interagency Statement prior to any relief, are not troubled debt restructurings, through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Impact to the Corporation.”

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any participation loans in fiscal 2021 or fiscal 2020.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2021, commercial business loans were $849,000, or 0.1% of loans held for investment, up 77% from $480,000, or 0.1% of loans held for investment at June 30, 2020.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2021, there were no non-performing commercial business loans, as compared to $31,000 of non-performing commercial business loans, net of allowances and charge-offs at June 20, 2020. During fiscal 2021 or 2020, the Bank had no charge-offs or recoveries on commercial business loans.

Consumer Loans.  At June 30, 2021 and 2020, the Bank’s consumer loans were $95,000 and $94,000, respectively, or less than 0.1% of the Bank’s loans held for investment at these dates.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the COFI, which adjusts monthly.  There were no secured savings lines of credit at June 30, 2021 and 2020.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss (especially now as a result of the COVID-19 pandemic), illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank had no non-performing consumer loans at June 30, 2021 and 2020.  During fiscal 2021, the Bank had $1,000 of net chargeoffs on consumer loans, as compared to net recoveries of $1,000 during fiscal 2020.

Loans Originations, Purchases, Sales and Repayments

Mortgage loans are primarily originated for investment. Prior to scaling back originations of saleable single-family fixed-rate mortgage loans during fiscal 2019, a large amount of single-family fixed-rate mortgage loans were originated for sale to institutional investors. Mortgage loans sold to investors generally were sold without recourse other than standard representations and warranties. Generally, mortgage loans sold to Fannie Mae and Freddie Mac were sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of Federal Housing Administration (“FHA”) and Veterans’ Administration (“VA”) loans used to form Government National Mortgage Association pools, which are subject to limitations on the FHA’s and VA’s loan guarantees.

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2021	2020	2019

Loans originated for sale:
Retail originations	$147	$—	$296,992
Wholesale originations	—	—	170,102
Total loans originated for sale	147	—	467,094

Loans sold:
Servicing released	—	—	(551,754)
Servicing retained	(147)	—	(7,196)
Total loans sold	(147)	—	(558,950)

Loans originated for investment:
Mortgage loans:
Single-family	120,699	36,427	55,410
Multi-family	85,011	51,022	42,191
Commercial real estate	3,818	14,468	15,402
Construction	5,426	3,983	7,159
Other	—	143	—
Consumer loans	—	1	—
Total loans originated for investment	214,954	106,044	120,162

Loans purchased for investment:
Mortgage loans:
Single-family	5,446	70,733	33,256
Multi-family	11,463	71,344	16,645
Commercial real estate	—	—	1,157
Total loans purchased for investment	16,909	142,077	51,058

Loan principal repayments	(281,477)	(228,250)	(195,386)
(Decrease) increase in other items, net (1)	(2,222)	3,000	(3,036)
Net (decrease) increase in loans held for investment and loans held for sale at fair value	$(51,836)	$22,871	$(119,058)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, fair value of loans held for sale, advance payments of escrows and repurchases.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2021, the Bank was servicing $50.4 million of loans for others, a 42% decrease from $86.5 million at June 30, 2020.  The decrease was primarily attributable to loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2021 and 2020, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 21.82% and 26.07%, respectively, and a weighted-average discount rate of 9.10% and 9.11%, respectively. The required impairment reserve against servicing assets at June 30, 2021 and 2020 was $176,000 and $291,000, respectively. In aggregate, servicing assets had a carrying value of $384,000 and a fair value of $208,000 at June 30, 2021, compared to a carrying value of $673,000 and a fair value of $382,000 at June 30, 2020.

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of collectively and individually evaluated allowances, if any:

	At June 30,
	2021				2020				2019
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
(Dollars In	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
Thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

Mortgage loans:
Single-family	—	$—	27	$8,299	1	$219	18	$5,318	2	$660	20	$5,640
Multi-family	—	—	1	1,119	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—	1	971
Commercial business loans	—	—	—	—	—	—	1	35	—	—	1	49
Consumer loans(1)	29	7	—	—	15	—	—	—	61	5	—	—
Total	29	$7	28	$9,418	16	$219	19	$5,353	63	$665	22	$6,660

(1)	At June 30, 2021, 2020 and 2019, the balance includes 29, 15 and 61 overdrawn consumer deposit accounts, respectively.

As of June 30, 2021, total non-performing assets, net of allowance for loan losses and fair value adjustments, were $8.6 million, or 0.73% of total assets, which was primarily comprised of: 27 single-family loans ($7.9 million); one multi-family loan ($781,000); and no real estate owned (“REO”). As of June 30, 2021, $7.7 million, or 89%, of non-performing loans had a current payment status. This compares to total non-performing assets, net of allowance for loan losses and fair value adjustments, of $4.9 million, or 0.42% of total assets, with $1.6 million, or 33%, of non-performing loans with a current payment status at June 30, 2020 and no REO.

The following table sets forth information with respect to the Bank’s non-performing assets and troubled debt restructurings (“restructured loans”), net of allowance for loan losses and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2021	2020	2019	2018	2017

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$882	$2,281	$3,315	$2,665	$4,668
Multi-family	781	—	—	—	—
Commercial real estate	—	—	—	—	201
Construction	—	—	971	—	—
Total	1,663	2,281	4,286	2,665	4,869

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	6,983	2,612	1,891	3,328	3,061
Commercial business loans	—	31	41	64	65
Total	6,983	2,643	1,932	3,392	3,126

Total non-performing loans	8,646	4,924	6,218	6,057	7,995

Real estate owned, net	—	—	—	906	1,615
Total non-performing assets	$8,646	$4,924	$6,218	$6,963	$9,610

Non-performing loans as a percentage of loans held for investment, net	1.02%	0.55%	0.71%	0.67%	0.88%

Non-performing loans as a percentage of total assets	0.73%	0.42%	0.57%	0.52%	0.67%

Non-performing assets as a percentage of total assets	0.73%	0.42%	0.57%	0.59%	0.80%

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

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

●A reduction in the stated interest rate;
●An extension of the maturity at an interest rate below market;
●A reduction in the accrued interest; and
●Extensions, deferrals, renewals and rewrites.

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

For the fiscal year ended June 30, 2021, there were 20 loans (including 19 COVID-19 related forbearance loans downgraded when their monthly payment deferrals were extended beyond six months) that were newly modified from their original terms, re-underwritten or identified as a restructured loan; while two loans were upgraded to pass category; three loans were paid off; and no loans were converted to REO. For the fiscal year ended June 30, 2020, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; while three loans were upgraded to the pass category; one loan was paid off; and no loans were converted to REO.  During the fiscal years ended June 30, 2021 and 2020, no restructured loans were in default within a 12-month period subsequent to their original restructuring.  Additionally, during the fiscal year ended June 30, 2021, there were 12 restructured loans totaling $4.7 million that were extended beyond their initial modification terms; while in fiscal year ended 2020, there were no restructured loans that were extended beyond the initial maturity of the modification.

As of June 30, 2021, the net outstanding balance of the Corporation’s 23 restructured loans was $7.9 million of which 20 loans totaling $7.0 million were classified as substandard on non-accrual status. As of June 30, 2021, $7.7 million, or 97 percent, of the restructured loans were current with respect to their payment status, consistent with their modified terms. As of June 30, 2020, the net outstanding balance of the Corporation’s eight restructured loans was $2.6 million: all eight loans were classified as substandard on non-accrual status. As of June 30, 2020, $1.7 million, or 65 percent, of the restructured loans were current with respect to their payment status, consistent with their modified terms.

The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue.  Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan. From March 2020 to March 2021, the Bank offered short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act and Interagency Statement provided that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a restructured loan. Accordingly, the Corporation does not account for such loan modifications as restructured loans. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Impact to the Corporation.”

Other Loans of Concern.  As of June 30, 2021, $1.8 million of loans (all single-family loans) which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms. As of June 30, 2020, $8.6 million of loans which were not disclosed as non-performing loans were classified as special mention because known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of such borrowers to comply with present loan repayment terms. Of these loans, $3.1 million were single-family mortgage loans, $3.8 million were multi-family mortgage loans and $1.7 million was a construction loan.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold.  When a property is acquired, it is recorded at its fair market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2021 and 2020, there was no REO property at both dates. In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

Classified assets improved 26% to $10.4 million at June 30, 2021 from $14.1 million at June 30, 2020. The aggregate amounts of the Bank’s classified assets are located in California.

The following table summarizes classified assets, which is comprised of classified loans, including loans classified by the Bank as special mention, net of allowance for loan losses, and REO at the dates indicated:

	At June 30, 2021		At June 30, 2020
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$1,767	4	$3,120	7
Multi-family	—	—	3,777	3
Construction	—	—	1,703	1
Total special mention loans	1,767	4	8,600	11

Substandard loans:
Mortgage loans:
Single-family	7,865	29	5,438	22
Multi-family	781	1	—	—
Commercial business loans	—	—	31	1
Total substandard loans	8,646	30	5,469	23

Total classified loans	10,413	34	14,069	34

Real estate owned:
Single-family	—	—	—	—
Total real estate owned	—	—	—	—

Total classified assets	$10,413	34	$14,069	34

Total classified assets as a percentage of total assets	0.88%		1.20%

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

At June 30, 2021, the Bank had an allowance for loan losses of $7.6 million, or 0.88% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2020 of $8.3 million, or 0.91% of gross loans held for investment. A $708,000 recovery from the allowance for loan losses was recorded in fiscal 2021, compared to a $1.1 million provision for loan losses in fiscal 2020. The decrease in the allowance for loan losses was due primarily to an improved economic outlook during the second half of fiscal 2021, reducing the expected impact of the COVID-19 pandemic to the credit quality of the loan portfolio, and a decrease in loans held for investment. Although management believes the best information available is used to make such provision (recovery), future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

While the Bank believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not recommend that the Bank significantly increase its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, including as a result of the COVID-19 pandemic, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary. Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.  Where individually evaluated allowances have been established, any differences between the individually evaluated allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
(Dollars In Thousands)	2021	2020	2019	2018	2017

Allowance at beginning of period	$8,265	$7,076	$7,385	$8,039	$8,670
(Recovery) provision for loan losses	(708)	1,119	(475)	(536)	(1,042)
Recoveries:
Mortgage Loans:
Single-family	31	70	198	278	507
Multi-family	—	—	—	—	18
Commercial business loans	—	—	—	—	75
Consumer loans	1	2	2	—	13
Total recoveries	32	72	200	278	613

Charge-offs:
Mortgage loans:
Single-family	—	(1)	(31)	(392)	(199)
Consumer loans	(2)	(1)	(3)	(4)	(3)
Total charge-offs	(2)	(2)	(34)	(396)	(202)

Net recoveries (charge-offs)	30	70	166	(118)	411
Allowance at end of period	$7,587	$8,265	$7,076	$7,385	$8,039

Allowance for loan losses as a percentage of gross loans held for investment	0.88%	0.91%	0.80%	0.81%	0.88%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period	(0.00)%	(0.01)%	(0.02)%	0.01%	(0.04)%

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

	At June 30,
	2021		2020		2019		2018		2017
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
(Dollars In Thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Mortgage loans:
Single-family	$2,000	31.48%	$2,622	33.04%	$2,709	36.87%	$2,783	34.80%	$3,601	35.51%
Multi-family	4,485	56.85	4,329	54.38	3,219	49.81	3,492	52.63	3,420	52.89
Commercial real estate	1,006	11.18	1,110	11.64	1,050	12.70	1,030	12.13	879	10.75
Construction	51	0.36	171	0.86	61	0.53	47	0.35	96	0.77
Other	3	0.02	3	0.02	3	0.02	3	0.02	—	—
Commercial business loans	36	0.10	24	0.05	26	0.05	24	0.06	36	0.07
Consumer loans	6	0.01	6	0.01	8	0.02	6	0.01	7	0.01
Total allowance for loan losses	$7,587	100.00%	$8,265	100.00%	$7,076	100.00%	$7,385	100.00%	$8,039	100.00%

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

At June 30, 2021 and 2020, the Bank’s investment securities portfolio was $226.9 million and $123.3 million, respectively, which primarily consisted of federal agency and GSE obligations. The Bank’s investment securities portfolio was classified as held to maturity and available for sale. The Corporation purchased held to maturity mortgage-backed securities totaling $158.0 million and $55.9 million during fiscal 2021 and 2020, respectively. At June 30, 2021 and 2020, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or a GSE.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2021			2020			2019
		Estimated			Estimated			Estimated
	Amortized	Fair		Amortized	Fair		Amortized	Fair
(Dollars In Thousands)	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS(1)	$220,448	$221,847	97.17%	$115,763	$118,354	93.99%	$90,394	$91,669	90.47%
U.S. SBA securities(2)	1,858	1,874	0.82	2,064	2,047	1.63	2,896	2,890	2.85
Certificates of deposits	1,000	1,000	0.44	800	800	0.63	800	800	0.79
Total investment securities - held to maturity	$223,306	$224,721	98.43%	$118,627	$121,201	96.25%	$94,090	$95,359	94.11%

Available for sale securities:
U.S. government agency MBS(1)	$2,146	$2,222	0.97%	$2,823	$2,943	2.34%	$3,498	$3,613	3.57%
U.S. government sponsored enterprise MBS(1)	1,197	1,211	0.53	1,556	1,577	1.25	1,998	2,087	2.06
Private issue CMO(3)	151	154	0.07	204	197	0.16	261	269	0.26
Total investment securities - available for sale	$3,494	$3,587	1.57%	$4,583	$4,717	3.75%	$5,757	$5,969	5.89%
Total investment securities	$226,800	$228,308	100.00%	$123,210	$125,918	100.00%	$99,847	$101,328	100.00%

(1)Mortgage-backed securities (“MBS”)
(2)Small Business Administration ("SBA")
(3)Collateralized mortgage obligations (“CMO”)

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2021:

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$209	2.47%	$14,544	2.57%	$90,798	1.08%	$114,897	1.16%	$220,448	1.22%
U.S. SBA securities	—	—	—	—	—	—	1,858	0.60	1,858	0.60
Certificates of deposits	1,000	0.28	—	—	—	—	—	—	1,000	0.28
Total investment securities -held to maturity	$1,209	0.66%	$14,544	2.57%	$90,798	1.08%	$116,755	1.15%	$223,306	1.21%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$2,222	2.32%	$2,222	2.32%
U.S. government sponsored enterprise MBS	—	—	—	—	—	—	1,211	2.32	1,211	2.32
Private issue CMO	—	—	—	—	—	—	154	2.52	154	2.52
Total investment securities -available for sale	$—	—%	$—	—%	$—	—%	$3,587	2.33%	$3,587	2.33%
Total investment securities	$1,209	0.66%	$14,544	2.57%	$90,798	1.08%	$120,342	1.19%	$226,893	1.23%

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

The Bank generally offers time deposits for terms not exceeding seven years. As illustrated in the following table, time deposits represented 15% of the Bank’s deposit portfolio at June 30, 2021, compared to 19% at June 30, 2020. As of June 30, 2021 and 2020, there were no brokered deposits. The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition.  For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2021:

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Original Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$123,179	13.13%
0.04%	N/A	Checking accounts – interest-bearing	$—	327,388	34.90
0.05%	N/A	Savings accounts	$10	307,299	32.76
0.15%	N/A	Money market accounts	$—	39,670	4.23

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1,000	20	—
0.05%	31 to 90 days	Fixed-term, fixed rate	$1,000	4,711	0.50
0.05%	91 to 180 days	Fixed-term, fixed rate	$1,000	5,382	0.58
0.14%	181 to 365 days	Fixed-term, fixed rate	$1,000	34,233	3.65
0.31%	Over 1 to 2 years	Fixed-term, fixed rate	$1,000	23,036	2.46
0.76%	Over 2 to 3 years	Fixed-term, fixed rate	$1,000	13,535	1.44
1.16%	Over 3 to 5 years	Fixed-term, fixed rate	$1,000	46,515	4.96
1.80%	Over 5 to 10 years	Fixed-term, fixed rate	$1,000	13,005	1.39
0.15%				$937,973	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2021:

Maturity Period	Amount
(In Thousands)
Three months or less	$13,763
Over three to six months	12,066
Over six to twelve months	11,217
Over twelve months	32,365
Total	$69,411

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2021			2020
		Percent			Percent
		of	Increase		of	Increase
(Dollars In Thousands)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

Checking accounts – non interest-bearing	$123,179	13.13%	$4,408	$118,771	13.30%	$28,587
Checking accounts – interest-bearing	327,388	34.90	36,925	290,463	32.53	32,554
Savings accounts	307,299	32.76	33,530	273,769	30.66	9,382
Money market accounts	39,670	4.23	(319)	39,989	4.48	4,343
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	76,705	8.18	(13,871)	90,576	10.14	(15,504)
Over one to two years	37,687	4.02	3,692	33,995	3.81	(3,122)
Over two to five years	25,646	2.74	(18,825)	44,471	4.98	(4,782)
Over five years	399	0.04	(536)	935	0.10	240
Total	$937,973	100.00%	$45,004	$892,969	100.00%	$51,698

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2021	2020	2019

Below 1.00%	$85,125	$79,521	$80,701
1.00 to 1.99%	50,238	85,232	95,904
2.00 to 2.99%	5,074	5,224	16,540
Total	$140,437	$169,977	$193,145

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2021 differentiated by interest rates and maturity:

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
(Dollars In Thousands)	or Less	Two Years	Three Years	Four Years	Years	Total

Below 1.00%	$56,376	$17,466	$4,112	$5,123	$2,048	$85,125
1.00 to 1.99%	20,329	15,147	7,118	6,800	844	50,238
2.00 to 2.99%	—	5,074	—	—	—	5,074
Total	$76,705	$37,687	$11,230	$11,923	$2,892	$140,437

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2021	2020	2019

Beginning balance	$892,969	$841,271	$907,598

Net deposits (withdrawals) before interest credited	43,259	48,755	(69,708)
Interest credited	1,745	2,943	3,381
Net increase (decrease) in deposits	45,004	51,698	(66,327)

Ending balance	$937,973	$892,969	$841,271

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

As of June 30, 2021 and 2020, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates, amounting to $416.2 million and $387.6 million, respectively. Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $607.0 million at June 30, 2021 as compared to $658.7 million at June 30, 2020. In addition, the Bank pledged investment securities totaling $1.6 million at June 30, 2021 as compared to $2.2 million at June 30, 2020 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility. At June 30, 2021 and 2020, the Bank had $101.0 million and $141.0 million of borrowings, respectively, from the FHLB – San Francisco with a weighted-average interest rate of 2.19% and 2.23%, respectively.  At June 30, 2021, the outstanding borrowings mature between 2021 and 2025 with a weighted average maturity of 24 months.

In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and credit enhancement for loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which have a recourse liability.  The outstanding letters of credit and the outstanding MPF credit enhancement was $16.0 million and $2.5 million, respectively, at both June 30, 2021 and 2020.

As of June 30, 2021 and 2020, the remaining financing availability was $296.8 million and $228.1 million, with remaining available collateral of $343.1 million and $351.5 million, respectively.  In addition, as of June 30, 2021 and 2020, the

Bank had secured a discount window facility of $206.0 million and $94.4 million at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $219.2 million and $100.4 million, respectively.

The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2022.  As of June 30, 2021, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2021	2020	2019
Balance outstanding at the end of period:
FHLB – San Francisco advances	$100,983	$141,047	$101,107

Weighted average rate at the end of period:
FHLB – San Francisco advances	2.19%	2.23%	2.62%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$141,042	$141,057	$136,158

Average short-term borrowings during the period with respect to:(1)
FHLB – San Francisco advances	$35,631	$11,562	$8,425

Weighted average short-term borrowing rate during the period with respect to:(1)
FHLB – San Francisco advances	2.14%	3.30%	1.69%

(1)	Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment at June 30, 2021 of $8.2 million with no excess investment. This compares to June 30, 2020 when the Bank held an investment of $8.0 million with an excess investment of $1.1 million.

During fiscal 2021, the Bank was required to purchase $185,000 of the FHLB – San Francisco capital stock and did not redeem any of the capital stock. During fiscal 2020, the FHLB – San Francisco redeemed $229,000 of the excess capital stock, while the Bank did not purchase any FHLB - San Francisco capital stock. In fiscal 2021 and 2020, the FHLB – San Francisco distributed $418,000 and $534,000 of cash dividends, respectively, to the Bank.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2021 and 2020.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2021 and 2020, the Bank’s investment in its subsidiaries was $10,000 and $9,000, respectively.

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

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank and the Corporation. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Corporation.

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

All federal savings institutions must pay assessments to the OCC, to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC annual assessments for the fiscal years ended June 30, 2021 and 2020 were $218,000 and $227,000, respectively.

The Bank's general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Bank’s limits on loans to one borrower or group of related borrowers at June 30, 2021 and 2020 were $19.4 million and $18.8 million, respectively.  At June 30, 2021, the Bank’s largest lending relationship to a single borrower or group of borrowers consists of four multi-family loans totaling $5.3 million, which were performing according to its original payment terms.

Effective July 1, 2019, the OCC issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2021.

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members within its assigned region.  The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2021 and 2020, the Bank had $101.0 million and $141.0 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $296.8 million and $228.1 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral.  For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2021 and 2020, the Bank held $8.2 million and $8.0 million of FHLB-San Francisco stock, respectively, which was in compliance with this membership requirement.  During fiscal 2021, the Bank was required to purchase $185,000 of FHLB – San Francisco capital stock as compared to a $229,000 redemption in fiscal 2020. In fiscal 2021 and 2020, the FHLB – San Francisco distributed $418,000 and $534,000 of cash dividends, respectively, to the Bank. There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess capital stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits up to $250,000 per account owner as defined by the FDIC, backed by the full faith and credit of the United States.  As insurer, the FDIC imposes deposit insurance premiums in the form of assessments to maintain the DIF and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of the Bank’s deposit insurance.

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

Any savings institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company.  As of June 30, 2021, the Bank maintained 90.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.  During fiscal 2021 and 2020, the Bank was in compliance with the QTL test as of each month end.

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

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Final rules issued by the agencies established the community bank leverage ratio at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with a federal regulation making the reduced ratio effective April 23, 2020. Another regulation was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. The Company did not opt in to the community bank leverage ratio framework for the year ended June 31, 2021.

As of June 30, 2021, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions and on their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years, without regulatory approval.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution.  In addition, the Bank must file a prior written notice of a dividend with the FRB. The FRB or the OCC may object to a capital distribution based on safety and soundness concerns.  Further restrictions on Bank dividends may apply if the Bank fails the QTL test.  In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Corporation will be limited, which may limit the ability of the Corporation to pay dividends to its stockholders.

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

Community Reinvestment Act and Consumer Protection Laws.  Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires that the Federal Reserve assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received a rating of satisfactory when it was last examined for CRA compliance.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending for various purposes. The Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the FRB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and others. The CFPB has promulgated a number of proposed and final regulations under these laws that will affect our businesses. Among these regulatory initiatives are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank devotes substantial compliance, legal and operational business resources to ensure compliance with applicable consumer protection standards. In addition, customer privacy regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

Anti-Money Laundering and Customer Identification. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA Patriot Act and the Bank Secrecy Act requires financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when reviewing mergers and acquisitions.

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

Federal Reserve System. The FRB requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. Effective March 26, 2020, due to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to 0%, which eliminated reserve requirements for all depository institutions.

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

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. In addition, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although the Bank may enjoy several fairly broad exemptions from the CCPA's privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the establishment by the Bank of certain regulatory compliance and risk management controls. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Other Consumer Protection Laws and Regulations.  The CFPB exercises broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the OCC with respect to compliance with consumer financial protection laws and CFPB regulations.

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights.

Savings and Loan Holding Company Regulation

General.  The Corporation is a unitary savings and loan holding company, subject to the regulatory oversight of the FRB.  Accordingly, the Corporation is required to register and file reports with the FRB and is subject to regulation and examination by the FRB.  In addition, the FRB has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the FRB to restrict or prohibit activities that are determined to present a serious risk to the Bank. The FRB has promulgated regulations implementing the “source of strength” doctrine that require holding companies, including savings and loan holding companies, to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. These and other FRB policies, as well as the capital conservation buffer may restrict the Corporation’s ability to pay dividends.

Capital Requirements.  For a savings and loan holding company with less than $3 billion in consolidated assets that qualifies as a small bank holding company under the FRB’s Small Bank Holding Company Policy Statement, such as the Corporation, the capital regulations apply to its savings institution subsidiaries, but not the Corporation, unless the FRB determines otherwise in particular cases. For a description of the capital regulations, see “Federal Regulation of Savings Institutions - Capital Requirements” above.

Activities Restrictions.  The Gramm-Leach-Bliley Act of 1999 (“GLBA”) provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies.  The GLBA also specifies, subject to a grandfather provision, that existing savings and loan holding companies may only engage in such activities.  The Corporation qualifies for the grandfathering and is therefore not restricted in terms of its activities.  Upon any non-supervisory acquisition by the Corporation of another savings association as a separate subsidiary, the Corporation would become a multiple savings and loan holding company and would be limited to those activities permitted by FRB regulation.  Multiple savings and loan holding companies may engage in activities permitted for financial holding companies, and certain other activities including acting as a trustee under a deed of trust and real estate investments.

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

Accordingly, the prior approval of the FRB would be required:

●	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of the Corporation; and
●	before any other company could acquire 25% or more of the common stock of the Corporation, and may be required for an acquisition of as little as 10% of such stock.

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

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2021, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions.  In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real estate property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes.  For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2021, the Bank declared and paid $5.0 million of cash dividends to the Corporation while the Corporation declared and paid $4.2 million of cash dividends to shareholders.

Tax Effect from Stock-Based Compensation.  During fiscal 2021, there were 112,750 shares of restricted common stock distributed to employees but no restricted stock was distributed to non-employee members of the Corporation’s Board of Directors. Also, there were 69,164 shares of non-qualified stock options exercised while 17,255 shares of incentive stock options were exercised as disqualifying dispositions.  As a result, there was a $90,000 federal tax benefit effect from stock-based compensation in fiscal 2021.

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

State Taxation

California.  The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation).  At June 30, 2021 and 2020, the Corporation’s net state tax rate was 6.1% and 8.5%, respectively.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There was a $52,000 state tax benefit effect from stock-based compensation in fiscal 2021, as described above in the section entitled "Federal Taxation."

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. During both fiscal 2021 and 2020, the Corporation paid franchise taxes of $200,000.

Employees and Human Capital

As of June 30, 2021, the Bank had 161 full-time equivalent employees, which consisted of 108 full-time, 53 prime-time and no part-time employees. The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At June 30, 2021, approximately 75 percent of our workforce was female and 25 percent male, and our average tenure was approximately 10.1 years, an increase of  approximately three percent from an average tenure of 9.8 years at June 30, 2020. As part of our compensation philosophy, we offer and maintain market competitive compensation programs for our employees in order to attract and retain superior talent. In addition to strong base wages, additional programs include quarterly or annual bonus opportunities, an Employee Stock Ownership Plan, a Corporation-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, accrued vacation and sick time, family leave, and an employee assistance program.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In support of our commitment, we provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes implementing additional safety measures for employees completing essential on-site work.

A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and dedication in our employee base which in turn grows our business, our commitment to our communities, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average tenure of over 10 years reflects the engagement of our employees in this talent management philosophy.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	73	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Robert "Scott" Ritter	52	—	Senior Vice President
			Single-Family Division

Donavon P. Ternes	61	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	62	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	55	—	Senior Vice President
			Retail Banking Division

(1)	As of June 30, 2021.

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

Risks Related to Macroeconomic Conditions

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the United States and globally and has negatively affected our operations and the banking and financial services we provide, primarily to businesses and individuals in the state of California where all of our branches are located. In our market areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses, some of the localities in which we operate still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity.

The COVID-19 pandemic resulted in changes to our business operations during the last fiscal year and could continue to result in changes to operations in future periods. Currently, some of our employees are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be completely effectivein the event of widespread disruption due to the COVID-19 pandemic.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and originations, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place by the government to address its economic consequences are unknown, including a continued low recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Some of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services.

Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic may continue to adversely affect us during fiscal 2022 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Corporation makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is possible that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the deferral period is over or the COVID-19 pandemic is resolved. Any increase in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Although vaccine programs addressing the COVID-19 pandemic have commenced, it is not possible to accurately predict when or the extent to which normal economic and operating conditions will resume. Recently most of our areas are reporting a fairly significant increase in COVID transmissions, which we understand from public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. For this reason, the extent to which the COVID-19 pandemic affects our credit quality, business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen and it may also have the effect of heightening many of the other risks described below.

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

As of June 30, 2021, approximately 73% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California. Adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings.  General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability adversely.  Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve as a result of COVID-19 or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●an increase in loan delinquencies, problem assets and foreclosures;
●we may increase our allowance for loan losses;
●the slowing of sales of foreclosed assets;
●a decline in demand for our products and services;
●a decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans;
●the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●a decrease in the amount of our low cost or non interest-bearing deposits.

A decline in California economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as fires and earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Risks Related to our Lending Activities

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2021, $268.3 million, or 31.5% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of the characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.  In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan.  Our non-traditional single-family residential loans include loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC).  Including these low FICO score loans, as of June 30, 2021, our single-family residential borrowers had a weighted average FICO score of 751 at the time of loan origination.

As of June 30, 2021, these non-traditional loans totaled $29.2 million, comprising 10.9% of total single-family residential loans held for investment and 3.4% of total loans held for investment. At that date, stated income loans totaled $25.7 million, more than 30-year amortization loans totaled $5.8 million, and low FICO score loans totaled $2.8 million, negative amortization loans totaled $564,000 (the outstanding balances described may overlap more than one category).

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties.  At June 30, 2021, we had $579.1 million or 68.0% of total loans held for investment in multi-family and commercial real estate mortgage loans.  These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential loan. Repayment on these loans are dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired.  Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate.  In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.  In addition, as of June 30, 2021, the Bank had $3.8 million in negative amortization multi-family mortgage loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to the loan principal) as compared to $4.7 million in negative amortization multi-family loans at June 30, 2020.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the property serving as collateral for the loan does not increase proportionally.

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

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. The Corporation purchased $16.9 million and $142.1 million of primarily multi-family and single-family loans to be held for investment in fiscal 2021 and 2020, respectively.  When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we expected we will earn less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

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

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

●cash flow of the borrower and/or the project being financed;
●the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
●the duration of the loan;
●the character and creditworthiness of a particular borrower; and
●changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision (recovery) for loan losses charged (credited) to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

●	our collectively evaluated allowance, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events;
●	our individually evaluated allowance, based on our evaluation of non-performing loans and the underlying fair value of collateral or based on discounted cash flow for restructured loans; and
●	an unallocated reserve to provide for other credit losses inherent in our loan portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses, which is charged against income.  Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses.  Further, included in our single-family residential loan portfolio, which comprised 31.5% of our total loan portfolio at June 30, 2021, were $29.2 million or 3.4% of total loans held for investment that were non-traditional single-family loans, which include negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans.  For additional information, see “Our business may be adversely affected by credit risk associated with residential property” above.  Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Furthermore, the Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, ASC 326 Current Expected Credit Losses (“CECL”), that will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, however, the FASB board in July 2019 extended the adoption date for certain SEC registrants, including the Corporation, to fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses at inception of the loan. This will change the current method of calculating allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. The federal banking regulators (the FRB, the OCC and the FDIC) have adopted a rule that applies to smaller reporting companies, such as the Corporation, beginning in 2023. In addition, a further decline in national and local economic conditions, including as a result of the COVID-19 pandemic, results of the bank regulatory agencies periodic review of our allowance for loan losses or other factors and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2021 and 2020, our non-performing assets were $8.6 million and $4.9 million, respectively, or 0.73% and 0.42% of total assets, respectively.  Our non-performing assets adversely affect our net income in various ways:

●	we record interest income only on a cash basis for non-performing loans except for non-performing loans under the cost recovery method where interest is applied to the principal of the loan as a recovery of the charge-offs, if any, and we do not record interest income for REO;
●	we must provide for probable loan losses through a current period charge to the provision for loan losses;

●	non-interest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment (“OTTI”) on non-performing investment securities;
●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and
●	the resolution of non-performing assets requires the active involvement of management, which can divert them from more profitable activity.

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

Risks Related to Market and Interest Rate Changes

Fluctuating interest rates can adversely affect our profitability.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. In response to the COVID-19 pandemic, the FRB decreased the target federal funds rate by 150 basis points to a range of 0.00% to 0.25%. The FRB could make additional changes in interest rates during fiscal 2022 subject to economic conditions. If the FRB changes the targeted Fed Funds rate, overall interest rates will likely rise or fall, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits bearing a relatively low rate of interest and having a shorter duration than our assets. At June 30, 2021, we had $76.7 million in time deposits that mature within one year, $123.2 million in non-interest bearing checking accounts and $674.4 million in interest-bearing checking, savings and money market accounts.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, most of our mortgage loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our consolidated balance sheet or projected operating results. In this regard, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the March 2020 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in fiscal 2022 and possibly longer. For additional information concerning the effect of interest rates on our loan portfolio, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

Certain hedging strategies that we use to manage investment in mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We use derivative instruments to economically hedge mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.

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

Risks Related to Regulatory, Legal and Compliance Matters

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

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze, and control the types of risk to which we are subject to.  These risks include, among others, liquidity, credit, market, interest rate, operational, legal and compliance, and reputational risk.  Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies, and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate risk under all circumstances,  or that it will adequately mitigate any risk or loss to us.  However, as with any risk management framework, there are inherent limitations to our risk management strategies as they may exist, or develop in the future, including risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

Our litigation related costs may increase.

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

Risks Related to Cybersecurity, Data and Fraud

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

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Corporation selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Risks related to our Business and Industry Generally

We will be required to transition from the use of the LIBOR interest rate index in the future.

A majority of our loans are indexed to LIBOR to calculate the loan interest rate. LIBOR will be discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the SOFR will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations.

At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR such as SOFR, and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

We have previously engaged in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2021, the Bank did not repurchase any loans as compared to $1.1 million of single family loans in fiscal 2020. Additionally, the Bank settled a repurchase clain for previously sold loans for $175,000 during fiscal 2021 and no such claims were settled during fiscal 2020.

Our assets as of June 30, 2021 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  At June 30, 2021, the net deferred tax asset was approximately $2.5 million, a decrease from $3.0 million at the prior fiscal year end.  The net deferred tax asset results primarily from (1) deferred loan costs, (2) provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes and (3) deferred compensation, among others.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2021 is fully realizable based on our expected future earnings; however, expected future earnings may not be realized, which could impact our deferred tax assets.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2021, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $7.3 million. The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California. The Bank owns six of the retail banking offices and has seven leased retail banking offices.  The leases expire from 2022 to 2026. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV. At June 30, 2021, there were 7,436,315 shares of common stock issued and outstanding held by 436 shareholders of record, and there were approximately 1,746 persons or entities that hold stock in nominee or “street name” accounts with brokers.

The Corporation’s cash dividend payout policy is reviewed regularly by management and the Board of Directors.  The Board of Directors has declared quarterly cash dividends on the Corporation’s common stock for consecutive quarters since September 30, 2002. On July 22, 2021, the Corporation declared a quarterly cash dividend of $0.14 per share with a record date on August 12, 2021 and the dividend was paid on September 2, 2021.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During the quarter ended June 30, 2021, the Corporation purchased 81,828 shares of the Corporation’s common stock with an average cost of $16.96 per share, including 31,553 shares with an average cost of $17.40 per share of distributed restricted stock in settlement of employees’s withholding tax obligations. For the fiscal year ended June 30, 2021, the Corporation purchased 139,596 shares of the Corporation’s common stock at an average cost of $16.73 per share, including 34,614 shares with an average cost of $16.92 per share of distributed restricted stock in settlement of employees’s withholding tax obligations. As of June 30, 2021, 104,982 shares with an average cost of $16.67 per share have been repurchased under the April 2020 stock repurchase plan, leaving 266,833 shares available for future purchases.

During the quarter ended June 30, 2021, the Corporation issued 3,000 shares of common stock from the exercise of certain stock options and 103,750 shares of restricted common stock vested. For the fiscal year ended June 30, 2021, the Corporation issued 132,000 shares of common stock consistent with the exercise of certain stock options and 112,750 shares of restricted common stock vested. During the quarter and fiscal year ended June 30, 2021, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2021.

				(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
April 1, 2021 – April 30, 2021	5,581	$16.23	5,581	311,527
May 1, 2021 – May 31, 2021	35,254	$16.47	35,254	276,273
June 1, 2021 – June 30, 2021	40,993	$17.48	9,440	266,833
Total	81,828	$16.96	50,275	266,833

(1)	Represents the remaining shares available for future purchases under the April 2020 stock repurchase plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS(1)

PROV
NASDAQ Stock Index
NASDAQ Bank Index
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
6/30/16
6/30/17
6/30/18
6/30/19
6/30/20
6/30/21

	6/30/2016	6/30/2017	6/30/2018	6/30/2019	6/30/2020	6/30/2021
PROV	$100.00	$108.12	$110.44	$125.15	$82.44	$110.32
NASDAQ Stock Index	$100.00	$118.61	$136.21	$148.46	$158.79	$229.40
NASDAQ Bank Index	$100.00	$146.59	$162.54	$161.76	$125.00	$216.08

(1)	Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2016 and that all dividends were reinvested.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to the following: the effect of the COVID-19 pandemic, including on the Corporation’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the California Consumer Privacy Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the CARES Act as amended by the CAA and the related Interagency Statement; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of COVID-19 and recent COVID-19 vaccination and economic stimulus efforts, and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion completed on June 27, 1996.  The Corporation is regulated by the FRB.  At June 30, 2021, the Corporation had total assets of $1.18 billion, total deposits of $938.0 million and total stockholders’ equity of $127.3 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California.  The Bank is regulated by the OCC, its primary federal regulator, and the FDIC, the insurer of its deposits.  The Bank’s deposits are federally insured up to applicable limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank System since 1956.

The Corporation operates in a single business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and,  to a lesser extent, other mortgage, commercial business and consumer loans. Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California. Loans are primarily originated and purchased in Southern and Northern California to be held for investment. There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

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

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

●A reduction in the stated interest rate;
●An extension of the maturity at an interest rate below market;
●A reduction in the accrued interest; and
●Extensions, deferrals, renewals and rewrites.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans).  In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be difficult as a result of weaknesses in general economic conditions. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown until the pandemic subsides, the Corporation expects its net interest income and net interest margin will be adversely affected in fiscal 2022 and possibly longer.

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

During the COVID-19 pandemic, the health, safety and well-being of its customers, employees and communities and providing uninterrupted access to services are top priorities for the Corporation. All of the Corporation’s banking centers are open for business with regular business hours while implementing CDC guidelines and enhanced cleaning. Customers can also conduct their banking business using drive thrus, online and mobile banking services, ATMs, and telephone banking. The Corporation is aware of the recent surge in COVID-19 infections arising out of the so-called Delta variant and is prepared to restore social distancing and other protocols, as may prove to be necessary.

As of June 30, 2021, the Corporation had three single-family forbearance loans, with outstanding balances of $897,000 or 0.11 percent of total loans and one commercial real estate loan with an outstanding balance of $945,000 or 0.11 percent of total loans that remain modified in accordance with the CARES Act and Interagency Statement. As of March 31, 2021, the Corporation no longer offered the COVID-19 forbearance relief program; and as of June 30, 2021, the Corporation had no pending requests for payment relief. In accordance with the CARES Act and Interagency Statement, since these loans were current on their payments prior to the COVID-19 pandemic, these modifications are not considered troubled debt restructurings through the earlier of January 1, 2022, or 60 days after the national emergency terminates. Loan modifications in accordance with the CARES Act and Interagency Statement are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

For customers that needed access to funds in their certificates of deposit to assist with living expenses during the COVID-19 pandemic, the Corporation waived early withdrawal penalties on a case by case basis. Overdraft and other fees were also waived on a case-by-case basis. These special fee waivers ended on March 31, 2021.

The Corporation anticipates that the COVID-19 pandemic may continue to impact the business in future periods in one or more of the following ways, among others:

●	Higher provisions for certain commercial real estate loans may be incurred, especially to borrowers with tenants in industries, such as hospitality, travel, food service and restaurants and bars, and businesses providing physical services;
●	Significantly lower market interest rates which may have a negative impact on variable rate loans indexed to LIBOR, SOFR, U.S. treasury and prime indices and on deposit pricing, as interest rate adjustments typically lag the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits;
●	Non-interest income may decline due to a decrease in fees earned as spending habits change by debit card customers complying with COVID-19 governmental safety requirements and who otherwise may be adversely affected by reductions in their personal income or job losses;
●	Non-interest expenses related to the effects of the COVID-19 pandemic may increase, including cleaning costs, supplies, equipment and other items; and
●	Additional loan modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for loan losses.

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

Off-balance sheet arrangements.  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Bank's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2021 and 2020, these commitments were $21.9 million and $13.6 million, respectively. For a discussion on financial instruments with off-balance sheet risks, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Comparison of Financial Condition at June 30, 2021 and 2020

Total assets increased $6.8 million, or 1%, to $1.18 billion at June 30, 2021 from June 30, 2020.  The increase was primarily attributable to an increase in investment securities, partly offset by decreases in loans held for investment and cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $45.7 million, or 39%, to $70.3 million at June 30, 2021 from $116.0 million at June 30, 2020. The decrease was primarily attributable to the utilization of cash to fund purchases of investment securities and to pay off borrowings. The balance of cash and cash equivalents at June 30, 2021 was consistent with the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) increased $103.6 million, or 84%, to $226.9 million at June 30, 2021 from $123.3 million at June 30, 2020.  The increase was primarily the result of purchases of mortgage-backed securities held to maturity, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. For additional information on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment decreased $51.8 million, or 6% to $851.0 million at June 30, 2021 from $902.8 million at June 30, 2020.  In fiscal 2021, the Corporation originated $215.0 million of loans held for investment, consisting primarily of single-family and multi-family loans, up 103% from $106.0 million, consisting primarily of single-family, multi-family and commercial real estate loans, for the same period last year.  In addition, the Corporation purchased $16.9 million of loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2021, down 88% from $142.1 million of purchased loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2020. Total loan principal payments in fiscal 2021 were $281.5 million, up 23% from $228.3 million in fiscal 2020.  There was no REO acquired in the settlement of loans in both fiscal 2021 and fiscal 2020.  The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, decreased 4% to $583.6 million at June 30, 2021 from $605.4 million at June 30, 2020, and represented 68% and 67% of loans held for investment, respectively.  The balance of single-family loans held for investment decreased $30.5 million, or 10%, to $268.3 million at June 30, 2021, from $298.8 million at June 30, 2020. For additional information on loans held for investment, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total deposits increased $45.0 million, or 5%, to $938.0 million at June 30, 2021 from $893.0 million at June 30, 2020.  Transaction accounts increased $74.5 million, or 10%, to $797.5 million at June 30, 2021 from $723.0 million at June 30, 2020; while time deposits decreased $29.6 million, or 17%, to $140.4 million at June 30, 2021 from $170.0 million at June 30, 2020. As of June 30, 2021 and 2020, the percentage of transaction accounts to total deposits was 85% and 81%, respectively. Non-interest bearing deposits as a percentage of total deposits decreased slightly to 13.1% at June 30, 2021 from 13.3% at June 30, 2020. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits. For additional information on deposits, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Borrowings, consisting of FHLB – San Francisco advances decreased $40.0 million, or 28%, to $101.0 million at June 30, 2021 from $141.0 million at June 30, 2020.  The decrease was due to scheduled maturities and prepayments of advances during fiscal 2021. The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 24 months at June 30, 2021, down from 28 months at June 30, 2020. For additional information on borrowings, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total stockholders’ equity increased $3.3 million or 3% to $127.3 million at June 30, 2021 from $124.0 million at June 30, 2020, primarily as a result of net income and the amortization of stock-based compensation benefits in fiscal 2021, partly offset by stock repurchases (see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-K) and quarterly cash dividends paid to shareholders.

Comparison of Operating Results for the Years Ended June 30, 2021 and 2020

General.  The Corporation recorded net income of $7.6 million, or $1.00 per diluted share, for the fiscal year ended June 30, 2021, down $128,000, or 2%, from $7.7 million, or $1.01 per per diluted share, for the fiscal year ended June 30, 2020. The decrease in net income in fiscal 2021 was primarily attributable to a $5.8 million decrease in net interest income, partly offset by a $3.2 million decrease in non-interest expense and a $1.8 million improvement in the provision for loan losses resulting in a recovery of $708,000 from the allowance for loan losses in fiscal 2021. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased slightly to 73% in fiscal 2021 from 71% in fiscal 2020. Return on average assets in fiscal 2021 decreased to 0.64% from 0.69% in fiscal 2020 and return on average stockholders' equity in fiscal 2021 decreased to 6.05% from 6.26% in fiscal 2020.

Net Interest Income.  Net interest income decreased $5.8 million, or 16%, to $30.6 million in fiscal 2021 from $36.4 million in fiscal 2020. This decrease resulted from a decrease in the net interest margin, partly offset by an increase in the average balance of interest-earning assets. The net interest margin decreased 70 basis points to 2.66% in fiscal 2021 from 3.36% in fiscal 2020, due to an 86 basis point decrease in the average yield on interest-earning assets, partially offset by an 18 basis points decrease in the average cost of interest-bearing liabilities. The average balance of interest-earning assets increased $70.1 million, or 6%, to $1.15 billion in fiscal 2021 from $1.08 billion in fiscal 2020. The average balance of interest-bearing liabilities increased $67.9 million or 7% to $1.04 billion during fiscal 2021 as compared to $972.0 million during fiscal 2020.

Interest Income.  Total interest income decreased $7.3 million, or 17%, to $35.2 million for fiscal 2021 from $42.5 million for fiscal 2020. The decrease was primarily attributable to decreases in interest income on loans receivable and interest-earning deposits.

Interest income on loans receivable decreased $6.3 million, or 16%, to $32.8 million in fiscal 2021 from $39.1 million in fiscal 2020. This decrease was attributable to both a lower average loan yield and a lower average loan balance. The weighted average loan yield during fiscal 2021 decreased 48 basis points to 3.80% from 4.28% in fiscal 2020, due primarily to the decrease in market interest rates resulting from the decline in the general economic conditions impacted by the COVID-19 pandemic. The average balance of loans receivable decreased $51.9 million, or 6%, to $863.5 million during fiscal 2021 from $915.4 million during fiscal 2020.

Interest income from investment securities decreased $271,000, or 13%, to $1.8 million in fiscal 2021 from $2.1 million in fiscal 2020. This decrease was primarily a result of a decrease in the average yield, partly offset by an increase in the average balance.  The average yield on investment securities decreased 154 basis points to 0.90% during fiscal 2021 from 2.44% during fiscal 2020. The decrease in the average yield of investment securities was primarily attributable to purchases of new investment securities during fiscal 2021 with a lower average yield than the existing portfolio, repricings of adjustable rate mortgage-backed securities to a lower yield and a higher premium amortization resulting from higher principal payments. The average balance of investment securities increased $118.8 million, or 137%, to $205.6 million in fiscal 2021 from $86.8 million in fiscal 2020 as a result of the new purchases of investment securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. During fiscal 2021, the Bank purchased $158.0 million of mortgage-backed securities with a weighted average yield of 0.82% and did not sell any investment securities.

During fiscal 2021, the Bank received $418,000 of cash dividends from its FHLB - San Francisco stock, a decrease of $116,000 or 22% from the $534,000 of cash dividends received in fiscal 2020.  The decrease in cash dividends was due primarily to a lower average yield on the FHLB-San Francisco stock held.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, decreased $579,000, or 88%, to $78,000 in fiscal 2021 from $657,000 in fiscal 2020, due to a lower average yield, partly offset by a higher average balance. The average yield decreased 80 basis points to 0.10% in fiscal 2021 from 0.90% in fiscal 2020, resulting from decreases in the targeted federal funds interest rate. The average balance of interest-earning deposits increased $3.2 million, or 4%, to $75.0 million in fiscal 2021 from $71.8 million in fiscal 2020.

Interest Expense.  Total interest expense for fiscal 2021 was $4.6 million as compared to $6.1 million for fiscal 2020, a decrease of $1.5 million, or 25%. This decrease was primarily attributable to a lower interest expense on deposits, particularly on time deposits and, to a lesser extent, a lower interest expense on borrowings. The average cost of interest-bearing liabilities was 0.44% during fiscal 2021, down 18 basis point from 0.62% during fiscal 2020.

Interest expense on deposits for fiscal 2021 was $1.7 million as compared to $2.9 million for fiscal 2020, a decrease of $1.2 million, or 41%.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, particularly for time deposits. The average cost of deposits decreased 16 basis points to 0.19% in fiscal 2021 from 0.35% in fiscal 2020. The average cost of transaction accounts was 0.06% in fiscal 2021, down eight basis points from 0.14% in fiscal 2020; while the average cost of time deposits in fiscal 2021 was 0.82%, down 27 basis points, from 1.09% in fiscal 2020. The average balance of deposits increased $70.3 million, or 8%, to $914.4 million during fiscal 2021 from $844.1 million during fiscal 2020. The average balance of transaction accounts increased $102.2 million, or 16%, to $760.0 million in fiscal 2021 from $657.8 million in fiscal 2020. The average balance of time deposits decreased by $31.9 million, or 17%, to $154.4 million in fiscal 2021 from $186.3 million in fiscal 2020. The average balance of transaction accounts to total deposits in the fiscal 2021 was 83%, compared to 78% in fiscal 2020. The increase in the average balance of transaction accounts and the decrease in the average balance of time deposits are consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2021 decreased $295,000, or 9%, to $2.8 million as compared to $3.1 million in fiscal 2020. The decrease in interest expense on borrowings was due primarily to a lower average cost and, to a lesser extent, a lower average balance. The average cost of borrowings decreased to 2.24% in fiscal 2021 from 2.43% in fiscal 2020, a decrease of 19 basis points. The decrease in the average cost of borrowings was primarily due to scheduled maturies and prepayments of advances with a higher average cost in fiscal 2021, partly offset by prepayment fees. During fiscal 2021, the Bank prepaid a total of $25.0 million in advances with total prepayment fees of $33,000. The average balance of borrowings decreased $2.3 million, or 2%, to $125.6 million during fiscal 2021 from $127.9 million during fiscal 2020.

Provision (Recovery) for Loan Losses.  During fiscal 2021, the Corporation recorded a recovery from the allowance for loan losses of $708,000, as compared to a $1.1 million provision for loan losses during fiscal 2020. The recovery from the allowance for loan losses in fiscal 2021 was primarily due to an improvement in the forecasted economic metrics utilized in the qualitative component adjustment to the allowance for loan losses attributable to an improved economic outlook during the second half of fiscal 2021, reducing the expected impact of the COVID-19 pandemic to the credit quality of the loan portfolio, and a  decrease in loans held for investment. The provision for loan losses in fiscal 2020 was primarily due to a qualitative component established in the allowance for loan losses methodology in response to the COVID-19 pandemic and forecasted adverse economic impact. The allowance for loan losses decreased $678,000, or 8%, to $7.6 million at June 30, 2021 from $8.3 million at June 30, 2020.

Non-performing assets (net of the collectively evaluated allowances and individually evaluated allowances), with underlying collateral primarily located in Southern California, increased $3.7 million or 76% to $8.6 million, or 0.73% of total assets, at June 30, 2021, compared to $4.9 million, or 0.42% of total assets, at June 30, 2020.  Non-performing loans at June 30, 2021 were $8.6 million, comprised of 27 single-family loans ($7.9 million) and one multi-family loan ($781,000).  There was no REO at both June 30, 2021 and 2020.  As of June 30, 2021, 89%, or $7.7 million of non-performing loans have a current payment status. Net loan recoveries in fiscal 2021 were $30,000 or 0.00% of average loans receivable, compared to net loan recoveries of $70,000 or 0.01% of average loans receivable in fiscal 2020.

Classified assets at June 30, 2021 were $10.4 million, comprised of $1.8 million in the special mention category, $8.6 million in the substandard category and no outstanding REO.  Classified assets at June 30, 2020 were $14.1 million, comprised of $8.6 million in the special mention category, $5.5 million in the substandard category and no outstanding REO. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

For the fiscal year ended June 30, 2021, there were 20 loans that were newly modified from their original terms (including 19 COVID-19 related forbearance loans downgraded when their monthly payment deferrals were extended beyond six months), re-underwritten or identified as a restructured loan; two loans were upgraded to the pass category; three loans were paid off; and no loans were converted to real estate owned. For the fiscal year ended June 30, 2020, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; one loan was upgraded to the pass category; two loans were paid off; and no loans were converted to real estate owned. The outstanding balance of restructured loans at June 30, 2021 was $7.9 million (23 loans), up 204% from $2.6 million (eight loans) at June 30, 2020. As of June 30, 2021, all restructured loans were classified as substandard on non-accrual status, except three loans totaling $876,000. As of June 30, 2021, 97%, or $7.7 million of the restructured loans have a current payment status, consistent with their modified payment terms. During fiscal 2021, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

The allowance for loan losses was $7.6 million at June 30, 2021, or 0.88% of gross loans held for investment, compared to $8.3 million, or 0.91% of gross loans held for investment at June 30, 2020.  The allowance for loan losses at June 30, 2021 includes $384,000 of individually evaluated allowances, compared to $100,000 of individually evaluated allowances at June 30, 2020. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2021.  For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

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

Non-Interest Income.  Total non-interest income increased $53,000, or 1%, to $4.6 million in fiscal 2021 from $4.5 million in fiscal 2020. The slight increase was primarily attributable to increases in loan servicing and other fees as well as in card and processing fees, partly offset by a decrease in deposit account fees.

Loan servicing and other fees increased $351,000, or 43%, to $1.2 million for fiscal 2021 from $819,000 in fiscal 2020. The increase was due primarily to higher loan prepayment fees, resuting from a higher loan payoffs, particularly in multi-family loans.

Card and processing fees increased $151,000, or 10%, to $1.6 million in fiscal 2021 from $1.5 million in fiscal 2020, primarily attributable to a higher transaction volume.

Deposit account fees decreased $363,000, or 23%, to $1.2 million for fiscal 2021 from $1.6 million in fiscal 2020, due primarily to certain fees that were waived related to accounts impacted by the COVID-19 pandemic and reduced transactions reflecting changes in spending habits due to the COVID-19 pandemic.

Non-Interest Expense.  Total non-interest expense in fiscal 2021 was $25.7 million, a decrease of $3.2 million, or 11%, as compared to $28.9 million in fiscal 2020. The decrease in non-interest expense was primarily attributable to a decrease in salaries and employee benefits expense, partly offset by an increase in deposit insurance premiums and regulatory assessments expense.

Salaries and employee benefits expense decreased $3.7 million, or 20%, to $15.2 million in fiscal 2021 from $18.9 million in fiscal 2020. The decrease in salaries and employee benefits was primarily due to a $2.4 million credit from the Employee Retention Tax Credit (“ERTC”), fewer number of employees, a decrease in incentive based compensation expense and a decrease in group insurance expenses, partly offset by an increase in stock-based compensation expense. The ERTC credit was recorded for qualified wages consistent with the criteria outlined within the CAA and American Rescue Plan Act of 2021 where eligible employers can claim a maximum credit equal to 70 percent of $10,000 of qualified wages paid to an employee per calendar quarter for the year 2021.

Deposit insurance premiums and regulatory assessments expense increased $325,000, or 143%, to $552,000 in fiscal 2021 from $227,000 in fiscal 2020.  The increase was due primarily to FDIC insurance premium credits applied in fiscal 2020, which were not replicated in fiscal 2021.

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

The provision for income taxes was $2.6 million for fiscal 2021, representing an effective tax rate of 25.8%, as compared to $3.2 million in fiscal 2020, representing an effective tax rate of 29.5%. The lower effective tax rate in fiscal 2021 was attributable to the tax benefits from the exercise of stock options and the non-taxable treatment of the ERTC for state tax purposes.

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

	Year Ended June 30,
	2021			2020			2019
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$863,507	$32,856	3.80%	$915,353	$39,145	4.28%	$926,003	$40,092	4.33%
Investment securities	205,628	1,849	0.90%	86,761	2,120	2.44%	97,870	2,042	2.09%
FHLB – San Francisco stock	8,008	418	5.22%	8,155	534	6.55%	8,199	707	8.62%
Interest-earning deposits	74,952	78	0.10%	71,766	657	0.90%	67,816	1,537	2.24%

Total interest-earning assets	1,152,095	35,201	3.06%	1,082,035	42,456	3.92%	1,099,888	44,378	4.03%

Non interest-earning assets	30,916			31,720			30,778

Total assets	$1,183,011			$1,113,755			$1,130,666

Interest-bearing liabilities:
Checking and money market accounts(2)	$470,129	268	0.06%	$396,399	424	0.11%	$381,790	428	0.11%
Savings accounts	289,848	208	0.07%	261,432	496	0.19%	277,896	572	0.21%
Time deposits	154,374	1,269	0.82%	186,317	2,023	1.09%	220,432	2,381	1.08%

Total deposits	914,351	1,745	0.19%	844,148	2,943	0.35%	880,118	3,381	0.38%

Borrowings	125,589	2,817	2.24%	127,882	3,112	2.43%	109,558	2,827	2.58%

Total interest-bearing liabilities	1,039,940	4,562	0.44%	972,030	6,055	0.62%	989,676	6,208	0.63%

Non interest-bearing liabilities	18,158			18,968			19,288

Total liabilities	1,058,098			990,998			1,008,964

Stockholders’ equity	124,913			122,757			121,702
Total liabilities and stockholders’ equity	$1,183,011			$1,113,755			$1,130,666

Net interest income		$30,639			$36,401			$38,170

Interest rate spread(3)			2.62%			3.30%			3.40%
Net interest margin(4)			2.66%			3.36%			3.47%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.78%			111.32%			111.14%

(1)Includes loans held for sale and non-performing loans, as well as net deferred loan costs of $2.5 million, $1.1 million and $1.2 million for the years ended June 30, 2021, 2020 and 2019, respectively.
(2)Includes the average balance of non interest-bearing checking accounts of $116.1 million, $90.0 million and $84.1 million in the years ended June 30, 2021, 2020 and 2019, respectively.
(3)Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2021 Compared
	To Year Ended June 30, 2020
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$(4,319)	$(2,219)	$249	$(6,289)
Investment securities	(1,340)	2,900	(1,831)	(271)
FHLB – San Francisco stock	(108)	(10)	2	(116)
Interest-bearing deposits	(583)	29	(25)	(579)
Total net change in income on interest-earning assets	(6,350)	700	(1,605)	(7,255)

Interest-bearing liabilities:
Checking and money market accounts	(200)	81	(37)	(156)
Savings accounts	(308)	54	(34)	(288)
Time deposits	(492)	(348)	86	(754)
Borrowings	(243)	(56)	4	(295)
Total net change in expense on interest-bearing liabilities	(1,243)	(269)	19	(1,493)
Net (decrease) increase in net interest income	$(5,107)	$969	$(1,624)	$(5,762)

(1)Includes non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Year Ended June 30, 2020 Compared
	To Year Ended June 30, 2019
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$(491)	$(461)	$5	$(947)
Investment securities	349	(232)	(39)	78
FHLB – San Francisco stock	(170)	(4)	1	(173)
Interest-earning deposits	(915)	88	(53)	(880)
Total net change in income on interest-earning assets	(1,227)	(609)	(86)	(1,922)

Interest-bearing liabilities:
Checking and money market accounts	—	8	(12)	(4)
Savings accounts	(44)	(35)	3	(76)
Time deposits	14	(369)	(3)	(358)
Borrowings	(161)	474	(28)	285
Total net change in expense on interest-bearing liabilities	(191)	78	(40)	(153)
Net (decrease) increase in net interest income	$(1,036)	$(687)	$(46)	$(1,769)

(1)Includes non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

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

The primary investing activity of the Bank has been the origination and purchase of loans held for investment. During the fiscal years ended June 30, 2021 and 2020, the Bank originated loans held for investment of $215.0 million and $106.0 million, respectively. In addition, the Bank purchased loans held for investment from other financial institutions in fiscal 2021 and 2020 of $16.9 million and $142.1 million, respectively. At June 30, 2021 and 2020, the Bank had loan origination commitments totaling $21.9 million and $13.6 million, respectively, with undisbursed loan funds of $4.5 million and $4.0 million, respectively.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2021 and 2020, the net increase in deposits was $45.0 million and $51.7 million, respectively.  On June 30, 2021, time deposits that are scheduled to mature in one year or less were $76.7 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2021, total cash and cash equivalents were $70.3 million, or 5.9% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2021, the remaining financing availability at FHLB - San Francisco was $296.8 million and the remaining available collateral was $343.1 million. In addition, the Bank has secured a $206.1 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $219.2 million. The Bank also has a federal funds facility with its correspondent bank for $17.0 million which matures on June 30, 2022. As of June 30, 2021, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2021 increased to 32.0% from 23.1% during the same quarter ended June 30, 2020. The increase in the liquidity ratio was due primarily to the increase in average qualifying liquid assets, partly offset by the smaller increase in average deposits and borrowings during the quarter ended June 30, 2021 in comparison to the quarter ended June 30, 2020. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco, Federal Reserve Bank of San Francisco and its correspondent bank.

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

At June 30, 2021, the Bank exceeded all regulatory capital requirements.  Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for Common Equity Tier 1 ("CET1") Capital, 8.0% for Tier 1 Capital and 10.0% for Total Capital are required to be deemed “well capitalized.” As of June 30, 2021, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Capital and Total Capital ratios of 10.2%, 18.6%, 18.6% and 19.8%, respectively.

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of June 30, 2021, the targeted federal funds rate range was 0.00% to 0.25%, making an immediate change of minus 200 basis points or more unlikely.

The following table sets forth as of June 30, 2021 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$255,758	$102,842	$1,311,707	19.50%	+696	bp
+200 bp	$228,146	$75,230	$1,287,637	17.72%	+518	bp
+100 bp	$195,450	$42,534	$1,258,572	15.53%	+299	bp
-	$152,916	$—	$1,219,763	12.54%	—
-100 bp	$135,225	$(17,691)	$1,201,508	11.25%	(129)	bp

(1)Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2021 (“base case”).
(2)Calculated as the NPV divided by the portfolio value of total assets.
(3)Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2021 and 2020:

	At June 30, 2021		At June 30, 2020
	(-100 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.54%		11.93%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.25%		10.57%
Sensitivity Measure: Change in NPV Ratio	-129	bp	-136	bp

The pre-shock NPV ratio increased 61 basis points to 12.54 percent at June 30, 2021 from 11.93 percent at June 30, 2020 and the post-shock NPV ratio increased 68 basis points to 11.25 percent at June 30, 2021 from 10.57 percent at June 30, 2020.  The increase of the NPV ratios was primarily attributable to the net income in fiscal 2021, amortization of stock-based compensation expense and exercise of stock options, partly offset by a $5.0 million cash dividend distribution from the Bank to the Corporation in September 2020 and stock repurchases.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of June 30, 2021:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of June 30, 2021
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$64,989	$—	$—	$5,281	$70,270
Investment securities	16,656	—	—	210,237	226,893
Loans held for investment	266,691	202,083	229,151	153,035	850,960
FHLB - San Francisco stock	8,155	—	—	—	8,155
Other assets	2,999	—	—	24,319	27,318
Total assets	359,490	202,083	229,151	392,872	1,183,596

Repricing Liabilities and Equity:
Checking deposits - non interest-bearing	—	—	—	123,179	123,179
Checking deposits - interest bearing	49,108	98,216	98,216	81,848	327,388
Savings deposits	61,460	122,920	122,919	—	307,299
Money market deposits	19,835	19,835	—	—	39,670
Time deposits	76,705	48,917	14,416	399	140,437
Borrowings	20,983	60,000	20,000	—	100,983
Other liabilities	247	—	—	17,113	17,360
Stockholders' equity	—	—	—	127,280	127,280
Total liabilities and stockholders' equity	228,338	349,888	255,551	349,819	1,183,596

Repricing gap positive (negative)	$131,152	$(147,805)	$(26,400)	$43,053	$—
Cumulative repricing gap:
Dollar amount	$131,152	$(16,653)	$(43,053)	$—	$—
Percent of total assets	11%	(1)%	(4)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

The static gap analysis under 12 months or less duration shows a positive position in the "Cumulative repricing gap - dollar amount" category, indicating more assets are sensitive to repricing than liabilities in the short term. Management views non interest-bearing deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-

bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at June 30, 2021 and 2020:

At June 30, 2021		At June 30, 2020
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	4.55%	+300 bp	15.11%
+200 bp	2.06%	+200 bp	9.95%
+100 bp	0.23%	+100 bp	5.25%
-100 bp	0.22%	-100 bp	-0.05%

At June 30, 2021 and 2020, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period, except for minus 100 basis-point scenario at June 30, 2021.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2021 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that, as of June 30, 2021, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2021.  Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2021.

Date: September 3, 2021

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a)	Security Ownership of Certain Beneficial Owners.

The information required by this item is incorporated herein by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

b)	Security Ownership of Management.

The information required by this item is incorporated herein by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 - Election of Directors” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

c)	Changes in Control.

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

d)	Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2021:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to Be Issued Upon	Weighted-Average		Equity Compensation
	Exercise of	Exercise Price of		Plans (Excluding
	Outstanding Options,	Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights		Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan:
Stock Options	31,000	$15.78		—
2010 Equity Incentive Plan:
Stock Options	177,000	$15.74		—
Restricted Stock	3,375	N/A		—
2013 Equity Incentive Plan:
Stock Options	209,000	$16.70		57,500
Restricted Stock	97,875	N/A		62,750

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	518,250	$16.22	(1)	120,250

(1)	Excludes restricted stock from the calculation since restricted stock awards do not contain an exercise price requirement.

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

(b)   Exhibits

Exhibits are available from the Corporation by written request.

3.1 (a)

Amended and Restated Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2010)

3.1 (b)	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on December 1, 2014)

4.1	Form of Certificate of Provident's Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996))

4.2	Description of Capital Stock of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2020)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 7, 2009)

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

13	2021 Annual Report to Stockholders

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

101

The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 3, 2021	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 3, 2021
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 3, 2021
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 3, 2021
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 3, 2021
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 3, 2021
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 3, 2021
Debbi H. Guthrie

/s/ Roy H. Taylor	Director	September 3, 2021
Roy H. Taylor

/s/ William E. Thomas	Director	September 3, 2021
William E. Thomas

Provident Financial Holdings, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Provident Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans Held for Investment - Allowance for Loan Losses — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

Management estimates the Corporation’s allowance for loan losses (”ALL”) for the probable losses inherent in loans held for investment, segregating collectively evaluated allowances and individually evaluated allowances for loans. The total estimate was $7.6 million at June 30, 2021. The determination of the appropriate ALL inherently involves a high degree of subjectivity and requires significant estimates of the existing credit risks using both quantitative and qualitative analyses.

For the collectively evaluated allowances, the Corporation uses historical experience to develop quantitative loss factors, which it applies to these loans based on management’s assigned internal risk ratings.  The Corporation also applies qualitative loss factors by assessing general economic indicators such as gross domestic product, retail sales, unemployment rates, employment growth, California home sales and median California home prices, as well as peer group data, reflecting the effect of events that have occurred but are not yet evidenced in the historical data.

Auditing the collectively evaluated loans of the Corporation’s ALL, specifically management’s qualitative loss factors for certain single-family, multi-family and commercial real estate loans, involved especially significant judgment.  Given the significant judgements in determining these qualitative loss factors, performing procedures to evaluate the reasonableness of management’s estimates for these qualitative loss factors involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the qualitative loss factors for certain loan types described above included the following, among others:

●	We performed inquiries and examined documentation to understand management’s methodology and process in determining the ALL, including the key assumptions and relevant data utilized.
●	We tested the design and operating effectiveness of internal controls over type of loan, loan classification, and determination of the qualitative loss factors and management’s review of the relevant qualitative loss factors.
●	We tested the completeness and accuracy of the inputs used in the determination of the loss factors by selecting loans and through the reconciliation of the loan data testing to the ALL data inputs.
●	We made a selection of loans and reviewed the supporting loan files, which includes borrower correspondence, payment history, property inspections, and status of current borrower-provided financial information, to evaluate the appropriateness of the loans’ classification considered as input to the ALL.
●	We compared the Corporation’s loan loss factors, with benchmark data obtained independently to assess whether the ALL is within a reasonable range for specific loan categories.
●	We evaluated the Company’s historical allowance estimation process by comparing the ALL recorded in historical periods to actual results.

/s/Deloitte & Touche LLP

Costa Mesa, California
September 3, 2021

We have served as the Corporation's auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Financial Condition

	June 30,	June 30,
(In Thousands, Except Share Information)	2021	2020
Assets
Cash and cash equivalents	$70,270	$116,034
Investment securities - held to maturity, at cost	223,306	118,627
Investment securities - available for sale, at fair value	3,587	4,717
Loans held for investment, net of allowance for loan losses of $7,587 and $8,265, respectively; includes $1,874 and $2,258 of loans held at fair value, respectively	850,960	902,796
Accrued interest receivable	2,999	3,271
Federal Home Loan Bank (“FHLB”) - San Francisco stock	8,155	7,970
Premises and equipment, net	9,377	10,254
Prepaid expenses and other assets	14,942	13,168

Total assets	$1,183,596	$1,176,837

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$123,179	$118,771
Interest-bearing deposits	814,794	774,198
Total deposits	937,973	892,969

Borrowings	100,983	141,047
Accounts payable, accrued interest and other liabilities	17,360	18,845
Total liabilities	1,056,316	1,052,861

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; (40,000,000 shares authorized; 18,229,615 and 18,097,615 shares issued; 7,541,469 and 7,436,315 shares outstanding, respectively)	183	181
Additional paid-in capital	97,978	95,593
Retained earnings	197,733	194,345
Treasury stock at cost (10,688,146 and 10,661,300 shares, respectively)	(168,686)	(166,247)
Accumulated other comprehensive income, net of tax	72	104

Total stockholders’ equity	127,280	123,976

Total liabilities and stockholders’ equity	$1,183,596	$1,176,837

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2021	2020
Interest income:
Loans receivable, net	$32,856	$39,145
Investment securities	1,849	2,120
FHLB - San Francisco stock	418	534
Interest-earning deposits	78	657
Total interest income	35,201	42,456

Interest expense:
Deposits	1,745	2,943
Borrowings	2,817	3,112
Total interest expense	4,562	6,055

Net interest income	30,639	36,401
(Recovery) provision for loan losses	(708)	1,119
Net interest income, after (recovery) provision for loan losses	31,347	35,282

Non-interest income:
Loan servicing and other fees	1,170	819
Deposit account fees	1,247	1,610
Card and processing fees	1,605	1,454
Other	551	637
Total non-interest income	4,573	4,520

Non-interest expense:
Salaries and employee benefits(1)	15,157	18,913
Premises and occupancy	3,500	3,465
Equipment expense	1,153	1,129
Professional expense	1,561	1,439
Sales and marketing expense	680	773
Deposit insurance premium and regulatory assessments	552	227
Other	3,130	2,954
Total non-interest expense	25,733	28,900

Income before income taxes	10,187	10,902
Provision for income taxes	2,626	3,213
Net income	$7,561	$7,689

Basic earnings per share	$1.01	$1.03
Diluted earnings per share	$1.00	$1.01
Cash dividends per share	$0.56	$0.56

(1)	Includes a $2.4 million credit from the Employee Retention Tax Credit (applicable to eligible employers who retained employees during the COVID-19 pandemic) for the fiscal year ended June 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2021	2020
Net income	$7,561	$7,689

Change in unrealized holding losses on securities available for sale and interest-only strips	(45)	(81)
Reclassification of losses to net income	—	—
Other comprehensive loss, before income tax benefit	(45)	(81)
Income tax benefit	(13)	(24)
Other comprehensive loss	(32)	(57)
Total comprehensive income	$7,529	$7,632

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Common					Compre-hensive
	Stock		Additional			Income (Loss),
(In Thousands, Except Share Information)	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Net of Tax	Total
Balance at June 30, 2019	7,486,106	$181	$94,351	$190,839	$(164,891)	$161	$120,641

Net income				7,689			7,689
Other comprehensive loss						(57)	(57)
Purchase of treasury stock	(66,041)				(1,283)		(1,283)
Forfeiture of restricted stock			73		(73)		—
Amortization of restricted stock			873				873
Exercise of stock options	16,250		215				215
Stock options expense			81				81
Cash dividends(2)				(4,183)			(4,183)
Balance at June 30, 2020	7,436,315	$181	$95,593	$194,345	$(166,247)	$104	$123,976

Net income				7,561			7,561
Other comprehensive loss						(32)	(32)
Purchase of treasury stock(1)	(139,596)				(2,336)		(2,336)
Distribution of restricted stock	112,750
Forfeiture of restricted stock			103		(103)		—
Amortization of restricted stock			1,206				1,206
Exercise of stock options	132,000	2	979				981
Stock options expense			97				97
Cash dividends(2)				(4,173)			(4,173)
Balance at June 30, 2021	7,541,469	$183	$97,978	$197,733	$(168,686)	$72	$127,280

(1)	Includes the purchase of 34,614 shares of distributed restricted stock in fiscal 2021 in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.56 per share were paid in both fiscal 2021 and 2020.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2021	2020
Cash flows from operating activities:
Net income	$7,561	$7,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,266	3,391
(Recovery) provision from loan losses	(708)	1,119
Stock-based compensation	1,303	954
Provision for deferred income taxes	481	552
Decrease in accounts payable, accrued interest and other liabilities	(658)	(2,954)
Increase in prepaid expenses and other assets	(2,672)	(2,797)
Net cash provided by operating activities	11,573	7,954

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	50,088	(25,108)
Purchase of investment securities - held to maturity	(158,984)	(56,262)
Maturity of investment securities - held to maturity	800	400
Principal payments from investment securities - held to maturity	51,544	30,890
Principal payments from investment securities - available for sale	1,090	1,173
Purchase of FHLB - San Francisco stock	(185)	—
Proceeds from redemption of FHLB – San Francisco stock	—	229
Purchase of premises and equipment	(225)	(229)
Net cash used for investing activities	(55,872)	(48,907)

Cash flows from financing activities:
Increase in deposits, net	45,004	51,698
Proceeds from long-term borrowings	—	30,007
Repayments of long-term borrowings	(35,064)	(67)
(Repayment of) proceeds from short-term borrowings, net	(5,000)	10,000
Treasury stock purchases	(2,336)	(1,283)
Proceeds from exercise of stock options	981	215
Withholding taxes on stock-based compensation	(877)	(32)
Cash dividends	(4,173)	(4,183)
Net cash (used for) provided by financing activities	(1,465)	86,355

Net (decrease) increase in cash and cash equivalents	(45,764)	45,402
Cash and cash equivalents at beginning of year	116,034	70,632
Cash and cash equivalents at end of year	$70,270	$116,034
Supplemental information:
Cash paid for interest	$4,660	$6,056
Cash paid for income taxes	$3,320	$775
Transfer of loans held for sale to held for investment	$—	$1,085

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

The Corporation has determined that it operates in one business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and, to a lesser extent, other mortgage, commercial business and consumer loans for investment. Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California.  Additional activities may include originating saleable single-family loans, primarily fixed-rate first mortgages.  Loans are primarily originated and purchased in Southern and Northern California.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Loans held for investment

Loans held for investment consist of long-term adjustable and fixed rate loans secured by first trust deeds on single-family residences.  Additionally, multi-family and commercial real estate loans secured by commercial property, land and other residential properties have become a substantial part of loans held for investment and comprised 68% and 66% of total loans held for investment at June 30, 2021 and 2020, respectively. These loans are generally offered to customers and businesses located in California.

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

Loans in forbearance

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act for 2020, as amended (“CARES Act”) was signed into law and on April 7, 2020, the Board of Governors of the Federal Reserve System “Federal Reserve”), Federal Deposit Insurance Corporation (“FDIC”), National Credit Union Administration, Office of the Comptroller of the

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Currency (“OCC “) and Consumer Financial Protection Bureau issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus ("Interagency Statement"). Among other things, the CARES Act and Interagency Statement provided relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing. For commercial and consumer customers, the Corporation has provided relief options, including payment deferrals and fee waivers.

All loans modified due to COVID-19 pandemic are separately monitored and any request for continuation of relief beyond the initial modification were reassessed to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

After the payment deferral period (forbearance period), normal loan payments will once again become due and payable. The forbearance amount will be due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable in full at an earlier date. As of March 31, 2021, the Corporation ceased accepting new forbearance requests and as of June 30, 2021, the Corporation had no pending requests for this type of payment relief. As of June 30, 2021, the Corporation had four forbearance loans with a total outstanding balance of $1.8 million or 0.22 percent of total loans that were modified and operating under forbearance agreements in accordance with the CARES Act and Interagency Statement. For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

Troubled debt restructuring (“restructured loans”)

A restructured loan is a loan which the Corporation, for reasons related to a borrower’s financial difficulties, grants a more than insignificant concession to the borrower that the Corporation would not otherwise consider. These financial difficulties include, but are not limited to, the borrowers’ default status on any of their debts, bankruptcy and recent changes in their financial circumstances (loss of job, etc.).

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

The Corporation measures the allowance for loan losses of restructured loans based on the difference between the loan’s original carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan. Based on the OCC guidance with respect to restructured loans and to conform to general practices within the banking industry, the Corporation maintains certain restructured loans on accrual status, provided there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation. All other restructured loans are classified as “Substandard” and placed on non-performing status.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Non-performing loans

The Corporation assesses loans individually and classifies as non-performing when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectability of principal and interest, even though the loans may currently be performing. Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Corporation measures each non-performing loan based on ASC 310, establishes a collectively evaluated or individually evaluated allowance and charges off those loans or portions of loans deemed uncollectible.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income. The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset. The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.  The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit. Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance. As of June 30, 2021 and 2020, the estimated deferred tax asset, which is included in prepaid expenses and other assets, was $2.5 million and $3.0 million, respectively. The Corporation maintains net deferred tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

interest and unrealized gains, among other items.  The decrease in the net deferred tax asset resulted primarily from a decreases in loan loss reserves and deferred compensation. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2021 or 2020.

Bank owned life insurance ("BOLI")

ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant’s post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation adopted ASC 715-60-35 using the latter option, i.e., based on the future death benefit. The Bank purchases BOLI policies on the lives of certain executive officers while they are employed by the Bank and is the owner and beneficiary of the policies. The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Bank records these BOLI policies within prepaid expenses and other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with net changes recorded in other non-interest income in the Consolidated Statements of Operations.

Cash dividend

A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors, who take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For additional information, see Note 20 of the Notes to Consolidated Financial Statements regarding the subsequent event related to the cash dividend.

Stock repurchases

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2021, a total of 104,982 shares of common stock were purchased at an average cost of $16.67 per share. As of June 30, 2021, a total of 266,833 shares remain available for future repurchase pursuant to the Corporation's April 2020 stock repurchase plan.

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Stock-based compensation expense, inclusive of restricted stock expense, recognized in the consolidated statements of operations for the years ended June 30, 2021 and 2020 was $1.3 million and $954,000, respectively.

Employee Stock Ownership Plan ("ESOP")

The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock

The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date. A total of $1.2 million and $873,000 of restricted stock expense was amortized during fiscal 2021 and 2020, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Post-retirement benefits

The estimated obligation for post-retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees. The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. Effective July 1, 2003, the Corporation discontinued the post-retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits. At June 30, 2021 and 2020, the accrued liability for post-retirement benefits was $125,000 and $184,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

Comprehensive income

ASC 220, “Comprehensive Income,” requires that realized revenue, expenses, gains and losses be included in net income (loss). Unrealized gains (losses) on available for sale securities and interest-only strips are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition and the change in the unrealized gains (losses) are reported on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity.

Accounting standard updates (“ASU”)

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2021 and 2020 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2021	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$220,448	$2,209	$(810)	$221,847	$220,448
U.S. SBA securities(2)	1,858	16	—	1,874	1,858
Certificate of deposits	1,000	—	—	1,000	1,000
Total investment securities - held to maturity	$223,306	$2,225	$(810)	$224,721	$223,306

Available for sale
U.S. government agency MBS	$2,146	$76	$—	$2,222	$2,222
U.S. government sponsored enterprise MBS	1,197	14	—	1,211	1,211
Private issue CMO(3)	151	3	—	154	154
Total investment securities - available for sale	$3,494	$93	$—	$3,587	$3,587
Total investment securities	$226,800	$2,318	$(810)	$228,308	$226,893

(1)	Mortgage-backed securities (“MBS”).
(2)	Small Business Administration ("SBA").
(3)	Collateralized Mortgage Obligations (“CMO”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2020	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$115,763	$2,636	$(45)	$118,354	$115,763
U.S. SBA securities	2,064	—	(17)	2,047	2,064
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$118,627	$2,636	$(62)	$121,201	$118,627

Available for sale
U.S. government agency MBS	$2,823	$120	$—	$2,943	$2,943
U.S. government sponsored enterprise MBS	1,556	21	—	1,577	1,577
Private issue CMO	204	—	(7)	197	197
Total investment securities - available for sale	$4,583	$141	$(7)	$4,717	$4,717
Total investment securities	$123,210	$2,777	$(69)	$125,918	$123,344

In fiscal 2021 and 2020, the Corporation received MBS principal payments of $52.6 million and $32.1 million, respectively and did not sell any investment securities.  The Corporation purchased MBS totaling $158.0 million and $55.9 million during fiscal 2021 and 2020, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of June 30, 2021 and 2020, the Corporation held investments with an unrealized loss position of $810,000 and $69,000, respectively.

As of June 30, 2021	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$84,600	$810	$—	$—	$84,600	$810
Total investment securities - held to maturity	$84,600	$810	$—	$—	$84,600	$810

Total investment securities	$84,600	$810	$—	$—	$84,600	$810

As of June 30, 2020	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$12,731	$45	$—	$—	$12,731	$45
U.S. SBA securities	—	—	2,040	17	2,040	17
Total investment securities - held to maturity	$12,731	$45	$2,040	$17	$14,771	$62

Available for sale
Private issue CMO	$197	$7	$—	$—	$197	$7
Total investment securities - available for sale	$197	$7	$—	$—	$197	$7
Total investment securities	$12,928	$52	$2,040	$17	$14,968	$69

As of June 30, 2021, the Corporation had investment securities with unrealized holding losses of $810,000 that were less than 12 months and none that were in an unrealized loss position for more than 12 months, as compared to investment securities at June 30, 2020 with unrealized holding losses of $52,000 that were less than 12 months and $17,000 that were in an unrealized loss position for more than 12 months. The unrealized loss at June 30, 2021 was attributable to 16 U.S. government sponsored enterprise MBS and, based on the nature of the investments, management concluded that such unrealized losses were not other than temporary. The unrealized loss at June 30, 2020 was attributable to two U.S. government agency MBS, one U.S. SBA security and three private issue CMOs, and, based on the nature of the investments, management concluded that such unrealized losses were not other than temporary.  The Corporation does not believe that there was any OTTI at June 30, 2021 and 2020.  At each of these dates, the Corporation intended and had the ability to hold the investment securities and was not likely to be required to sell the securities before realizing a full recovery.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Contractual maturities of investment securities as of June 30, 2021 and 2020 were as follows:

	June 30, 2021		June 30, 2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$1,209	$1,218	$800	$800
Due after one through five years	14,544	15,179	19,389	20,194
Due after five through ten years	90,798	91,780	50,895	52,315
Due after ten years	116,755	116,544	47,543	47,892
Total investment securities - held to maturity	$223,306	$224,721	$118,627	$121,201

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	3,494	3,587	4,583	4,717
Total investment securities - available for sale	$3,494	$3,587	$4,583	$4,717
Total investment securities	$226,800	$228,308	$123,210	$125,918

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2021 and 2020:

(In Thousands)	June 30, 2021	June 30, 2020
Mortgage loans:
Single-family	$268,272	$298,810
Multi-family	484,408	491,903
Commercial real estate	95,279	105,235
Construction	3,040	7,801
Other	139	143
Commercial business loans	849	480
Consumer loans	95	94
Total loans held for investment, gross	852,082	904,466

Advance payments of escrows	157	68
Deferred loan costs, net	6,308	6,527
Allowance for loan losses	(7,587)	(8,265)
Total loans held for investment, net	$850,960	$902,796

The following table sets forth information at June 30, 2021 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised 4% and 1% of loans held for investment at June 30, 2021 and June 30, 2020, respectively. Adjustable rate loans having no stated repricing date that reprice when the index to which they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$61,331	$41,705	$42,063	$90,951	$32,222	$268,272
Multi-family	160,784	127,637	168,683	27,085	219	484,408
Commercial real estate	42,862	33,203	19,061	—	153	95,279
Construction	1,978	—	—	—	1,062	3,040
Other	—	—	—	—	139	139
Commercial business loans	500	—	—	—	349	849
Consumer loans	95	—	—	—	—	95
Total loans held for investment, gross	$267,550	$202,545	$229,807	$118,036	$34,144	$852,082

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

A description of the general characteristics of the risk grades is as follows:

◾	Pass - These loans range from minimal credit risk to average however still acceptable credit risk. The likelihood of loss is considered remote.
◾	Special Mention - A special mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Bank is currently protected and loss is considered unlikely and not imminent.
◾	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
◾	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
◾	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	June 30, 2021
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$258,217	$483,289	$95,279	$3,040	$139	$849	$95	$840,908
Special Mention	1,767	—	—	—	—	—	—	1,767
Substandard	8,288	1,119	—	—	—	—	—	9,407
Total loans held for investment, gross	$268,272	$484,408	$95,279	$3,040	$139	$849	$95	$852,082

	June 30, 2020
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$289,942	$488,126	$105,235	$6,098	$143	$445	$94	$890,083
Special Mention	3,120	3,777	—	1,703	—	—	—	8,600
Substandard	5,748	—	—	—	—	35	—	5,783
Total loans held for investment, gross	$298,810	$491,903	$105,235	$7,801	$143	$480	$94	$904,466

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans. For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as restructured loans, the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses. The allowance for loan losses for non-performing loans is determined by applying ASC 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, individually evaluated allowances are calculated based on their fair values and if their fair values are higher than their loan balances, no allowances are required.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the years indicated.

	Year Ended June 30, 2021
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total

Allowance at beginning of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265
(Recovery) provision for loan losses	(653)	156	(104)	(120)	—	12	1	(708)
Recoveries	31	—	—	—	—	—	1	32
Charge-offs	—	—	—	—	—	—	(2)	(2)
Allowance for loan losses, end of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587

Allowance:
Individually evaluated for impairment	$384	$—	$—	$—	$—	$—	$—	$384
Collectively evaluated for impairment	1,616	4,485	1,006	51	3	36	6	7,203
Allowance for loan losses, end of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587

Gross Loans:
Individually evaluated for impairment	$8,039	$—	$—	$—	$—	$—	$—	$8,039
Collectively evaluated for impairment	260,233	484,408	95,279	3,040	139	849	95	844,043
Total loans held for investment, gross	$268,272	$484,408	$95,279	$3,040	$139	$849	$95	$852,082
Allowance for loan losses as a percentage of gross loans held for investment	0.75%	0.93%	1.06%	1.68%	2.16%	4.24%	6.32%	0.88%

	Year Ended June 30, 2020
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total

Allowance at beginning of period	$2,709	$3,219	$1,050	$61	$3	$26	$8	$7,076
(Recovery) provision for loan losses	(156)	1,110	60	110	—	(2)	(3)	1,119
Recoveries	70	—	—	—	—	—	2	72
Charge-offs	(1)	—	—	—	—	—	(1)	(2)
Allowance for loan losses, end of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265

Allowance:
Individually evaluated for impairment	$96	$—	$—	$—	$—	$4	$—	$100
Collectively evaluated for impairment	2,526	4,329	1,110	171	3	20	6	8,165
Allowance for loan losses, end of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265

Gross Loans:
Individually evaluated for impairment	$3,371	$—	$—	$—	$—	$35	$—	$3,406
Collectively evaluated for impairment	295,439	491,903	105,235	7,801	143	445	94	901,060
Total loans held for investment, gross	$298,810	$491,903	$105,235	$7,801	$143	$480	$94	$904,466
Allowance for loan losses as a percentage of gross loans held for investment	0.88%	0.88%	1.05%	2.19%	2.10%	5.00%	6.38%	0.91%

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following summarizes the components of the net change in the allowance for loan losses for the years indicated:

	Year Ended June 30,
(In Thousands)	2021	2020

Balance, beginning of year	$8,265	$7,076
(Recovery) provision for loan losses	(708)	1,119
Recoveries	32	72
Charge-offs	(2)	(2)
Balance, end of year	$7,587	$8,265

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the years indicated. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value. This evaluation may identify a specific impairment amount needed or may conclude that no reserve is needed. Loans that are not individually evaluated for impairment are included in pools of homogeneous loans for evaluation of related allowance reserves.

	At or For the Year Ended June 30, 2021
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$7,400	$—	$7,400	$(434)	$6,966	$7,187	$140
Without a related allowance(2)	1,335	(436)	899	—	899	1,516	—
Total single-family loans	8,735	(436)	8,299	(434)	7,865	8,703	140

Multi-family:
With a related allowance	1,119	—	1,119	(338)	781	374	15
Total multi-family loans	1,119	—	1,119	(338)	781	374	15

Commercial business loans:
With a related allowance	—	—	—	—	—	13	1
Total commercial business loans	—	—	—	—	—	13	1

Total non-performing loans	$9,854	$(436)	$9,418	$(772)	$8,646	$9,090	$156

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	At or For the Year Ended June 30, 2020
	Unpaid	Related			Net	Average	Interest
	Principal	Charge-offs	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$3,289	$—	$3,289	$(438)	$2,851	$1,541	$60
Without a related allowance(2)	2,509	(467)	2,042	—	2,042	2,572	119
Total single-family loans	5,798	(467)	5,331	(438)	4,893	4,113	179

Construction:
Without a related allowance(2)	—	—	—	—	—	271	20
Total construction loans	—	—	—	—	—	271	20

Commercial business loans:
With a related allowance	35	—	35	(4)	31	42	4
Total commercial business loans	35	—	35	(4)	31	42	4

Total non-performing loans	$5,833	$(467)	$5,366	$(442)	$4,924	$4,426	$203
(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At June 30, 2021 and 2020, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

During the fiscal years ended June 30, 2021 and 2020, the Corporation’s average investment in non-performing loans was $9.1 million and $4.4 million, respectively.  The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status.  For the fiscal year ended June 30, 2021, the Bank received $209,000 in interest payments from non-performing loans, of which $156,000 was recognized as interest income. The remaining $53,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the fiscal year ended June 30, 2020, the Bank received $312,000 in interest payments from non-performing loans, of which $203,000 was recognized as interest income. The remaining $109,000 was applied to reduce the loan balances under the cost recovery method.

The Corporation has modified loans in accordance with the CARES Act and Interagency Statement. The CARES Act and Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications of up to six months made on a good faith basis to borrowers who were current as defined under the CARES Act and Interagency Statement prior to any relief are not restructured loans and if all payments are current in accordance with the revised terms of the loan, the loan would not be reported as past due. As of June 30, 2021, the Corporation had four forbearance loans with a total outstanding balance of $1.8 million, or 0.22 percent of total loans, that were modified and operating under forbearance agreements in accordance with the CARES Act and Interagency Statement.

As of June 30, 2021, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed(1)		Forbearance Remaining
	Number of		Number of		Number of
(Dollars In Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
Single-family loans	59	$23,551	56	$22,654	3	$897
Multi-family loans	5	2,321	5	2,321	—	—
Commercial real estate loans	3	2,000	2	1,055	1	945
Total loan forbearance	67	$27,872	63	$26,030	4	$1,842
(1)	Includes 19 SFR loans totaling $7.1 million which were subsequently extended and classified as restructured non-performing loans.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of June 30, 2021, loan forbearance outstanding balances are described below:

						Weighted	Weighted Avg.
			% of		Weighted	Avg. Debt	Forbearance
	Number		Total	Weighted	Avg.	Coverage	Period
(Dollars In Thousands)	of Loans	Amount	Loans	Avg. LTV(1)	FICO(2)	Ratio(3)	Granted(4)
Single-family loans	3	$897	0.11%	78%	696	N/A	14.0
Commercial real estate loans	1	945	0.11%	48%	704	1.71x	4.0
Total loans in forbearance	4	$1,842	0.22%	61%	727	1.53x	8.9

(1)	Current loan balance in comparison to the original appraised value.
(2)	At time of loan origination, borrowers and/or guarantors.
(3)	At time of loan origination.
(4)	In months.

As of March 31, 2021, the Corporation ceased offering the COVID-19 forbearance relief program and as of June 30, 2021, the Corporation had no pending requests for this type of payment relief.

After the payment deferral period, normal loan payments will once again become due and payable. The forbearance amount will be due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable in full at an earlier date. The Corporation believes the steps it is taking are necessary to effectively manage its portfolio and assist the borrowers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The following tables provide information on the past due status of the Corporation’s loans held for investment, gross, at the dates indicated.

	June 30, 2021
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$259,984	$—	$8,288	$268,272
Multi-family	483,289	—	1,119	484,408
Commercial real estate	95,279	—	—	95,279
Construction	3,040	—	—	3,040
Other	139	—	—	139
Commercial business loans	849	—	—	849
Consumer loans	88	7	—	95
Total loans held for investment, gross	$842,668	$7	$9,407	$852,082

(1)	All loans 90 days or greater past due are placed on non-accrual status.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	June 30, 2020
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$293,326	$219	$5,265	$298,810
Multi-family	491,903	—	—	491,903
Commercial real estate	105,235	—	—	105,235
Construction	7,801	—	—	7,801
Other	143	—	—	143
Commercial business loans	445	—	35	480
Consumer loans	94	—	—	94
Total loans held for investment, gross	$898,947	$219	$5,300	$904,466

(1)	All loans 90 days or greater past due are placed on non-accrual status.

For the fiscal year ended June 30, 2021, there were 20 loans that were newly modified from their original terms, reunderwritten or identified as a restructured loan, including 19 COVID-19 related forbearance loans downgraded when their monthly payment deferrals were extended beyond six months; two loans were upgraded to the pass category; three loans were paid off; and no loans were converted to real estate owned. For the fiscal year ended June 30, 2020, there were two loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; one loan (previously modified) was downgraded; one loan was upgraded to the pass category; two loans were paid off; and no loans were converted to real estate owned. During the fiscal years ended June 30, 2021 and 2020, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the fiscal year ended June 30, 2021, there were 12 restructured loans totaling $4.7 million (which were all COVID-19 related forbearance loans prior to their restructuring) that were extended beyond the initial maturity of the modification; while in fiscal 2020, there were no restructured loans that were extended beyond the initial maturity of the modification.

As of June 30, 2021, the net outstanding balance of the Corporation's 23 restructured loans was $7.9 million, all were classified as substandard on non-accrual status, except three loans totaling $876,000. As of June 30, 2021, $7.7 million, or 97 percent, of the restructured loans were current with respect to their payment status, consistent with their modified terms. As of June 30, 2020, the net outstanding balance of the Corporation's eight restructured loans was $2.6 million: one was classified as special mention on accrual status ($437,000); one was classified as substandard on accrual status ($1.4 million); and six were classified as substandard on non-accrual status ($1.9 million). As of June 30, 2020, $1.2 million, or 44 percent, of the restructured loans were current with respect to their payment status, consistent with their modified terms. At both June 30, 2021 and June 30, 2020, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2021 and 2020 :

	At June 30,
(In Thousands)	2021	2020
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$6,983	$2,612
Commercial business loans	—	31
Total	6,983	2,643

Restructured loans on accrual status:
Mortgage loans:
Single-family	876	—
Total	876	—
Total restructured loans	$7,859	$2,643

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables show the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2021 and 2020 :

	At June 30, 2021
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$7,151	$—	$7,151	$(384)	$6,767
Without a related allowance(2)	1,457	(365)	1,092	—	1,092
Total single-family	8,608	(365)	8,243	(384)	7,859

Total restructured loans	$8,608	$(365)	$8,243	$(384)	$7,859

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2020
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,650	$—	$1,650	$(108)	$1,542
Without a related allowance(2)	1,435	(365)	1,070	—	1,070
Total single-family	3,085	(365)	2,720	(108)	2,612

Commercial business loans:
With a related allowance	35	—	35	(4)	31
Total commercial business loans	35	—	35	(4)	31

Total restructured loans	$3,120	$(365)	$2,755	$(112)	$2,643

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

	Year Ended June 30,
(In Thousands)	2021	2020

Balance, beginning of year	$1	$2
Sales and payments	(1)	(1)
Balance, end of year	$—	$1

As of June 30, 2021 and 2020, all of the related-party loans were performing in accordance with their original contractual terms.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 4: Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation at the dates indicated:

	At June 30,
(In Thousands)	2021	2020
Loans serviced for Freddie Mac	$9,658	$14,210
Loans serviced for Fannie Mae	35,486	64,910
Loans serviced for FHLB – San Francisco	5,304	7,385
Total loans serviced for others	$50,448	$86,505

Mortgage servicing assets (“MSA”) are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank. The MSA are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans. The MSA are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Income from servicing loans is reported as loan servicing and other fees in the Corporation’s Consolidated Statements of Operations, and the amortization of MSA is reported as a reduction to the loan servicing income. Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees. As of June 30, 2021 and 2020, the Corporation held borrowers’ escrow balances related to loans serviced for others of $182,000 and $377,000, respectively.

In estimating fair values of the MSA at June 30, 2021 and 2020, the Corporation used a weighted-average constant prepayment rate (“CPR”) of 21.82% and 26.07%, respectively, and a weighted-average discount rate of 9.10% and 9.11%, respectively. Management obtained CPR estimates from an independent third party and reviewed for reasonableness given current market data. The discount rates were derived from market data. The MSA, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $384,000 and a fair value of $208,000  at June 30, 2021. This compares to the MSA at June 30, 2020 which had a carrying value of $673,000 and a fair value of $382,000. An allowance may be recorded to adjust the carrying value of the MSA to the lower of cost or fair value. As of June 30, 2021, a total allowance of $176,000 was required for MSA, compared to a total allowance of $291,000 for MSA as of June 30, 2020. Total additions to the MSA during the years ended June 30, 2021 and 2020 were $2,000 and $0, respectively. Total amortization of the MSA during the years ended June 30, 2021 and 2020 was $291,000 and $252,000, respectively.

Loans sold to the FHLB – San Francisco were completed under its  Mortgage Partnership Finance (“MPF”) program. Under the MPF, the FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation. As of June 30, 2021, the Bank serviced $5.3 million of loans under this program and has established a recourse liability of $25,000 as compared to $7.4 million of loans serviced and a recourse liability of $70,000 at June 30, 2020.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the Corporation’s MSA for years ended June 30, 2021 and 2020:

	Year Ended June 30,
(Dollars In Thousands)	2021	2020

MSA balance, beginning of fiscal year	$673	$925
Additions	2	—
Amortization	(291)	(252)
MSA balance, end of fiscal year, before allowance	384	673
Allowance	(176)	(291)
MSA balance, end of fiscal year	$208	$382

Fair value, beginning of fiscal year	$382	$627
Fair value, end of fiscal year	$208	$382

Allowance, beginning of fiscal year	$291	$298
Impairment recovery	(115)	(7)
Allowance, end of fiscal year	$176	$291

Key Assumptions:
Weighted-average discount rate	9.10%	9.11%
Weighted-average prepayment speed	21.82%	26.07%

The following table summarizes the estimated future amortization of MSA for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2022	$65
2023	53
2024	40
2025	28
2026	21
Thereafter	177
Total estimated amortization expense	$384

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key valuation assumptions as of June 30, 2021 and 2020. This analysis is presented for hypothetical purposes only. As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2021	2020
MSA net carrying value	$208	$382

CPR assumption (weighted-average)	21.82%	26.07%
Impact on fair value with 10% adverse change in prepayment speed	$(10)	$(19)
Impact on fair value with 20% adverse change in prepayment speed	$(18)	$(35)

Discount rate assumption (weighted-average)	9.10%	9.11%
Impact on fair value with 10% adverse change in discount rate	$(7)	$(12)
Impact on fair value with 20% adverse change in discount rate	$(14)	$(23)

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

During fiscal 2021, there was a $147,000 single-family loan sold, as compared to no loans sold in fiscal 2020; and there were no outstanding loans held for sale at June 30, 2021 and June 30, 2020.

Note 5: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s Consolidated Statements of Financial Condition. At June 30, 2021, all of the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”).

Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco interest rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the fiscal years ended June 30, 2021 and 2020, expenses associated with the Corporation’s leases totaled $866,000 and $825,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the Consolidated Statements of Operations.

The following table presents supplemental information related to operating leases at the date and for the years indicated:

	As of
(In Thousands)	June 30, 2021	June 30, 2020
Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$2,117	$2,525
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,192	$2,640

	Year Ended June 30,
	2021	2020
Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$797	$768
Equipment expenses from operating leases	$69	$57

Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$905	$1,035

(1)	Includes immaterial variable lease costs.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of June 30, 2021:

Amount(1)
Year Ending June 30,	(In Thousands)
2022	$887
2023	506
2024	359
2025	255
2026	236
Thereafter	39
Total contract lease payments	$2,282

Total liability to make lease payments	$2,192
Difference in undiscounted and discounted future lease payments	$90
Weighted average discount rate	1.97%
Weighted average remaining lease term (years)	3.7

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 6: Premises and Equipment

Premises and equipment at June 30, 2021 and 2020 consisted of the following:

	June 30,
(In Thousands)	2021	2020
Land	$2,853	$2,853
Buildings	9,772	9,734
Leasehold improvements	3,033	3,243
Furniture and equipment	5,416	5,290
Automobiles	164	167
Operating lease – right of use assets (1)	2,117	2,525
	23,355	23,812
Less accumulated depreciation and amortization	(13,978)	(13,558)
Total premises and equipment, net	$9,377	$10,254

(1)	Net of accumulated amortization.

Depreciation and amortization expense for the years ended June 30, 2021 and 2020 amounted to $1.6 million and $1.5 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 7: Deposits

Deposits at June 30, 2021 and 2020 consisted of the following:

	June 30, 2021		June 30, 2020
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$123,179	—	$118,771
Checking deposits – interest-bearing(1)	0% - 0.20%	327,388	0% - 0.25%	290,463
Savings deposits(1)	0% - 0.70%	307,299	0% - 1.00%	273,769
Money market deposits(1)	0% - 2.00%	39,670	0% - 2.00%	39,989
Time deposits:(1)
Under $100	0.00% - 2.13%	71,026	0.00% - 2.13%	82,180
$100 and over	0.05% - 2.13%	69,411	0.15% - 2.13%	87,797
Total deposits		$937,973		$892,969
Weighted-average interest rate on deposits		0.15%		0.26%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

The aggregate annual maturities of time deposits at June 30, 2021 and 2020 were as follows:

	June 30,
(In Thousands)	2021	2020
One year or less	$76,705	$90,576
Over one to two years	37,687	33,995
Over two to three years	11,230	25,937
Over three to four years	11,923	8,184
Over four to five years	2,493	10,350
Over five years	399	935
Total time deposits	$140,437	$169,977

Interest expense on deposits for the years indicated is summarized as follows:

	Year Ended June 30,
(In Thousands)	2021	2020
Checking deposits – interest-bearing	$188	$314
Savings deposits	208	496
Money market deposits	80	110
Time deposits	1,269	2,023
Total interest expense on deposits	$1,745	$2,943

The Bank is required to maintain reserve balances with the Federal Reserve Bank of San Francisco. Effective March 26, 2020, the Fedreal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent so there was no required reserve balance at June 30, 2021 and 2020.

Note 8: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2025, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2021 and 2020 of $607.0 million and $658.7 million, respectively.  In addition, the Bank pledged investment securities totaling $1.6 million and $2.2 million to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program at June 30, 2021 and 2020, respectively.  The Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $416.2 million and $387.6 million at June 30, 2021 and 2020, respectively.  As of June 30, 2021 and 2020, the remaining/available borrowing facility was $296.8 million and $228.1 million, respectively, and the remaining/available collateral was $343.1 million and $351.5 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

In addition, as of June 30, 2021 and 2020, the Bank had a $206.1 million and $94.4 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $219.2 million and $100.4 million, respectively.  As of June 30, 2021 and 2020, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million at both dates.  The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity. As of both June 30, 2021 and 2020, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

Borrowings at June 30, 2021 and 2020 consisted of the following:

	June 30,
(In Thousands)	2021	2020

FHLB - San Francisco advances	$100,983	$141,047

In addition to the total borrowings described above, the Bank utilizes its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2021 and 2020 were $16.0 million at both dates; and the outstanding MPF credit enhancement was $2.5 million at both, June 30, 2021 and June 30, 2020.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held a stock investment of $8.2 million with no excess capital stock at June 30, 2021.  This compares to a stock investment of $8.0 million with excess capital stock of $1.1 million at June 30, 2020.

During fiscal 2021, the FHLB – San Francisco did not redeem any of the excess capital stock, while the Bank purchased $185,000 of FHLB - San Francisco capital stock. During fiscal 2020, the FHLB – San Francisco redeemed $229,000 of the excess capital stock, while the Bank did not purchase any FHLB - San Francisco capital stock. In fiscal 2021 and 2020, the FHLB – San Francisco distributed $418,000 and $534,000 of cash dividends, respectively, to the Bank.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2021	2020

Balance outstanding at the end of year:
FHLB - San Francisco advances	$100,983	$141,047

Weighted-average rate at the end of year:
FHLB - San Francisco advances	2.19%	2.23%

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$141,042	$141,057

Average short-term borrowings during the year with respect to:(1)
FHLB - San Francisco advances	$35,631	$11,562

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB - San Francisco advances	2.14%	3.30%

(1)	Borrowings with a remaining term of 12 months or less.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings at June 30, 2021 and 2020 were as follows:

	June 30,
(Dollars in Thousands)	2021	2020
Within one year	$20,983	$30,000
Over one to two years	30,000	31,047
Over two to three years	30,000	30,000
Over three to four years	20,000	30,000
Over four to five years	—	20,000
Over five years	—	—
Total borrowings	$100,983	$141,047
Weighted average interest rate	2.19%	2.23%

Note 9: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there were no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements for the years ended June 30, 2021 and 2020.

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. On March 18, 2020, the Families First Coronavirus Response Act (the "Families First Act") was enacted.

Additionally, on March 27, 2020, the CARES Act was enacted. Pursuant to ASC 740-10-25-47, the effects of the new federal legislation are recognized upon enactment, which is the date the president signs a bill into law. The Corporation believes it has applied the provisions of the Families First Act and CARES Act in accordance with ASC 740.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The provision for income taxes for the years indicated consisted of the following:

	Year Ended June 30,
(In Thousands)	2021	2020

Current:
Federal	$1,547	$1,742
State	598	919
	2,145	2,661
Deferred:
Federal	303	291
State	178	261
	481	552
Provision for income taxes	$2,626	$3,213

The Corporation’s tax benefit from non-qualified equity compensation recognized in the Consolidated Statements of Operations in connection with the adoption of ASU 2016-09 for fiscal 2021 and 2020 was $91,000 and $8,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the years indicated:

	Year Ended June 30,
	2021		2020
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$2,139	21.00%	$2,289	21.00%
State income tax, net of federal income tax benefit	614	6.05%	930	8.53%
Changes in taxes resulting from:
Bank-owned life insurance	(40)	(0.39)%	(40)	(0.36)%
Non-deductible expenses	6	0.06%	41	0.37%
Non-deductible stock-based compensation	(30)	(0.30)%	(10)	(0.09)%
Excess tax benefit on stock-based compensation	(64)	—%	(7)	(0.07)%
Return to provision adjustment	—	—%	7	0.06%
Other	1	(0.64)%	3	0.02%
Effective income tax	$2,626	25.78%	$3,213	29.46%

Deferred tax assets at June 30, 2021 and 2020 by jurisdiction were as follows:

	June 30,
(In Thousands)	2021	2020

Deferred taxes - federal	$1,617	$1,908
Deferred taxes - state	926	1,103
Total net deferred tax assets	$2,543	$3,011

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Net deferred tax assets at June 30, 2021 and 2020 were comprised of the following:

	June 30,
(In Thousands)	2021	2020

Loss reserves	$2,734	$3,034
Non-accrued interest	392	326
Deferred compensation	2,512	2,824
Accrued vacation	197	177
Depreciation	153	90
Other	307	395
Total deferred tax assets	6,295	6,846

FHLB - San Francisco stock dividends	(645)	(645)
Prepaid expenses	(41)	(41)
Unrealized gain on investment securities	(27)	(40)
Unrealized gain on interest-only strips	(3)	(4)
Deferred loan costs	(2,974)	(3,071)
State tax	(62)	(34)
Total deferred tax liabilities	(3,752)	(3,835)
Net deferred tax assets	$2,543	$3,011

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of future profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2021 and 2020, the Corporation had no federal and state net tax loss carryforwards. Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2021 and 2020 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

Retained earnings at June 30, 2021 and 2020 include approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010.  Fiscal years of 2018 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2017 and thereafter are subject to examination by state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the fiscal years ended June 30, 2021 and 2020, there were no tax penalties and no interest charges arising from federal or state taxes.

Note 10: Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

For a bank holding company such as the Corporation with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Corporation was subject to regulatory guidelines for bank holding companies at June 30, 2021, it would have exceeded all regulatory capital requirements.

The Bank is subject to capital regulations which establish minimum required ratios for common equity Tier 1 capital (“CET1”), Tier1 and total capital require an additional capital conservation buffer over the required minimum capital ratios, and defines what qualifies as capital for purposes of meeting the capital requirements.  Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  As of June 30, 2021, the capital conservation buffer of a minimum of 2.50% of risk weighted assets.

For calendar 2020 and thereafter, the minimum requirements call for a Tier1 leverage ratio of 4.00%, a CET1 ratio to total risk-weighted assets (“CET1 risk-based ratio”) of 7.00%, a Tier 1 capital ratio of 8.50%, and a total capital ratio of 10.50%.

Under the standards, in order to be considered well-capitalized, the Bank must have at minimum a Tier1 leverage ratio of 5.00%, a CET1 capital ratio of 6.50%, a Tier 1 capital ratio of 8.00%, and a total capital ratio of 10.00%.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of June 30, 2021
Tier 1 leverage capital (to adjusted average assets)	$121,621	10.19%	$47,736	4.00%	$59,670	5.00%
CET1 capital (to risk-weighted assets)	$121,621	18.58%	$45,816	7.00%	$42,544	6.50%
Tier 1 capital (to risk-weighted assets)	$121,621	18.58%	$55,634	8.50%	$52,361	8.00%
Total capital (to risk-weighted assets)	$129,335	19.76%	$68,724	10.50%	$65,452	10.00%

As of June 30, 2020
Tier 1 leverage capital (to adjusted average assets)	$116,967	10.13%	$46,188	4.00%	$57,735	5.00%
CET1 capital (to risk-weighted assets)	$116,967	17.51%	$46,747	7.00%	$43,408	6.50%
Tier 1 capital (to risk-weighted assets)	$116,967	17.51%	$56,765	8.50%	$53,426	8.00%
Total capital (to risk-weighted assets)	$125,316	18.76%	$70,121	10.50%	$66,782	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

At June 30, 2021, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at June 30, 2021 under the regulations of the OCC.

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

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution.  In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board (“FRB”). The FRB or the OCC may object to a capital distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the Qualified Thrift Lender test.  In fiscal 2021 and 2020, the Bank declared $5.0 million and $7.5 million of cash dividends to its parent, the Corporation, respectively.

Note 11: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3%of a participants’ pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service. The Corporation’s expense for the plan was approximately $297,000 and $327,000 for the years ended June 30, 2021 and 2020, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement. At June 30, 2021 and 2020, the accrued liability of the post-retirement compensation agreements was $6.6 million and $6.1 million, respectively; costs are being accrued and expensed annually. For fiscal 2021 and 2020, the accrued expense for these liabilities was $563,000 and $427,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation. The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations. As of June 30, 2021 and 2020, the total outstanding cash surrender value of the BOLI was $8.0 million and $7.8 million, respectively.  For fiscal 2021 and 2020, the total BOLI non-taxable income, net of mortality cost was $191,000 and $189,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants.  The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2021, there were 40,000 shares that were purchased in the open market and no cash contributions to fulfill the annual discretionary allocation.  This compares to fiscal 2020 when the Corporation purchased  32,000 shares in the open market and no cash contributions to fulfill the annual discretionary allocation.  Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The net expense related to the ESOP for the years ended June 30, 2021and 2020 was $577,000 and $602,000 respectively. Available shares and cash contributions, if any, are allocated every calendar year end; and the total allocated at December 31, 2020 and 2019 were 40,000 shares and no cash contributions at both dates.

Note 12: Incentive Plans

As of June 30, 2021, the Corporation had three share-based compensation plans, which are described below.  These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”) and the 2006 Equity Incentive Plan (“2006 Plan”). For the years ended June 30, 2021 and 2020, the compensation cost for these plans was $1.3 million and $954,000, respectively.

Equity Incentive Plans. The Corporation established and the shareholders approved the 2013 Plan, the 2010 Plan and the 2006 Plan (collectively, the “Plans”) for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary. The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock.  The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year.  The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorized 365,000 stock options and 185,000 shares of restricted stock. No new awards can be granted from the 2010 and 2006 Plan.

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

In fiscal 2021, there were no options granted under the Plans, while 132,000 options were exercised and 5,500 options were forfeited. In fiscal 2020, there were no options granted under the Plans, while 16,250 options were exercised and no options were forfeited.

As of June 30, 2021 and 2020, there were 60,500 options and 57,500 options available for future grants under the Plans, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2021 and 2020:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)
Outstanding at June 30, 2019	570,750	$14.05
Granted	—	$—
Exercised	(16,250)	$13.27
Forfeited	—	$—
Outstanding at June 30, 2020	554,500	$14.07	4.22	$807
Vested and expected to vest at June 30, 2020	533,900	$13.84	4.06	$534
Exercisable at June 30, 2020	451,500	$12.70	3.23	$807

Outstanding at June 30, 2020	554,500	$14.07
Granted	—	$—
Exercised	(132,000)	$7.43
Forfeited	(5,500)	$10.68
Outstanding at June 30, 2021	417,000	$16.22	4.28	$760
Vested and expected to vest at June 30, 2021	408,000	$16.13	4.20	$760
Exercisable at June 30, 2021	372,000	$15.74	3.84	$760

As of June 30, 2021 and 2020, there was $114,000 and $211,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans.  The expense is expected to be recognized over a weighted-average period of 1.9 years and 2.6 years, respectively.  The forfeiture rate during both fiscal 2021 and 2020 was 20 percent, and was calculated by using the historical forfeiture experience of all fully vested stock option grants which is reviewed annually.

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

In fiscal 2021, no shares of restricted stock were awarded under the Plans, while 112,750 shares were vested and distributed, and 11,500 shares were forfeited. In fiscal 2020, no shares of restricted stock were awarded under the Plans and no shares were vested and distributed, while 8,000 shares were forfeited. As of June 30, 2021 and 2020, there were 62,750 and 51,250 shares available for future awards under the Plans, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the restricted stock activity for the years ended June 30, 2021 and 2020:

		Weighted-Average
		Award Date
Unvested Shares	Shares	Fair Value
Unvested at June 30, 2019	233,500	$18.55
Awarded	—	$—
Vested	—	$—
Forfeited	(8,000)	$18.57
Unvested at June 30, 2020	225,500	$18.55
Expected to vest at June 30, 2020	180,400	$18.55

Unvested at June 30, 2020	225,500	$18.55
Awarded	—	$—
Vested	(112,750)	$18.53
Forfeited	(11,500)	$18.57
Unvested at June 30, 2021	101,250	$18.57
Expected to vest at June 30, 2021	81,000	$18.57

As of June 30, 2021 and 2020, the unrecognized compensation expense was $1.8 million and $3.2 million, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.9 years and 2.9 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent has been applied to the restricted stock compensation expense calculations in fiscal 2021 and 2020.  For the fiscal years ended June 30, 2021 and 2020, the fair value of shares vested and distributed was $2.1 million and $0, respectively.

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

As of June 30, 2021 and 2020, there were outstanding options to purchase 417,000 shares and 554,500 shares of the Corporation’s common stock, respectively, of which 116,000 shares and 419,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2021 and 2020, there were outstanding restricted stock awards of 101,250 shares and 225,500 shares, respectively.

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2021 and 2020, respectively:

	For the Year Ended June 30, 2021
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$7,561	7,464,814	$1.01
Effect of dilutive shares:
Stock options		49,917
Restricted stock		23,678
Diluted EPS	$7,561	7,538,409	$1.00

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	For the Year Ended June 30, 2020
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$7,689	7,467,577	$1.03
Effect of dilutive shares:
Stock options		71,307
Restricted stock		37,298
Diluted EPS	$7,689	7,576,182	$1.01

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

The following is a schedule of the Corporation’s lease and operating commitments:

Amount
Year Ending June 30,	(In Thousands)

2022	$1,865
2023	744
2024	394
2025	289
2026	250
Thereafter	39
Total minimum payments required	$3,581

For the years ended June 30, 2021 and 2020, the lease and operating commitment expense was approximately $1.7 million at both periods.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its business activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered.  As of June 30, 2021 and 2020, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $175,000 and $200,000, respectively.  In addition, the Bank maintained a recourse liability of $25,000 and $70,000 at June 30, 2021 and 2020, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Note 15: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of June 30, 2021 and 2020, the Corporation had commitments to extend credit on loans to be held for investment of $21.9 million and $13.6 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

	June 30,
Commitments	2021	2020
(In Thousands)
Undisbursed loan funds – Construction loans	$4,479	$4,029
Undisbursed lines of credit – Commercial business loans	460	935
Undisbursed lines of credit – Consumer loans	425	448
Commitments to extend credit on loans to be held for investment	21,887	13,579
Total	$27,251	$18,991

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2021 and 2020:

	Year Ended
	June 30,
(In Thousands)	2021	2020
Balance, beginning of the year	$126	$141
Provision (recovery)	1	(15)
Balance, end of the year	$127	$126

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of June 30, 2021:
Loans held for investment, at fair value	$1,874	$1,934	$(60)

As of June 30, 2020:
Loans held for investment, at fair value	$2,258	$2,369	$(111)

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value and interest-only strips; while non-performing loans and MSA are measured at fair value on a nonrecurring basis.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,222	$—	$2,222
U.S. government sponsored enterprise MBS	—	1,211	—	1,211
Private issue CMO	—	—	154	154
Investment securities - available for sale	—	3,433	154	3,587

Loans held for investment, at fair value	—	—	1,874	1,874
Interest-only strips	—	—	10	10
Total assets	$—	$3,433	$2,038	$5,471

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurement at June 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,943	$—	$2,943
U.S. government sponsored enterprise MBS	—	1,577	—	1,577
Private issue CMO	—	—	197	197
Investment securities - available for sale	—	4,520	197	4,717

Loans held for investment, at fair value	—	—	2,258	2,258
Interest-only strips	—	—	14	14
Total assets	$—	$4,520	$2,469	$6,989

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2020	$197	$2,258	$14	$2,469
Total gains or losses (realized/unrealized):
Included in earnings	—	51	—	51
Included in other comprehensive income (loss)	9	—	(4)	5
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(52)	(435)	—	(487)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2021	$154	$1,874	$10	$2,038

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2019	$269	$5,094	$16	$5,379
Total gains or losses (realized/ unrealized):
Included in earnings	—	13	—	13
Included in other comprehensive income (loss)	(14)	—	(2)	(16)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(58)	(2,849)	—	(2,907)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2020	$197	$2,258	$14	$2,469

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$899	$7,747	$8,646
Mortgage servicing assets	—	—	208	208
Total	$—	$899	$7,955	$8,854

	Fair Value Measurement at June 30, 2020 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$2,042	$2,882	$4,924
Mortgage servicing assets	—	—	382	382
Total	$—	$2,042	$3,264	$5,306

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2021:

					Impact to
	Fair Value				Valuation
	As of				from an
	June 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2021	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$154	Market comparable pricing	Comparability adjustment	1.0% - 1.8% (1.7%)	Increase

Loans held for investment, at fair value	$1,874	Relative value analysis	Broker quotes	98.0% - 104.0% (101.1%) of par	Increase
			Credit risk factor	1.3% - 100.0% (4.3%)	Decrease

Non-performing loans(3)	$6,767	Discounted cash flow	Default rates	5.0% - 8.8% (5.4%)	Decrease

Non-performing loans(4)	$980	Relative value analysis	Credit risk factor	20.0% - 30.0% (28.3%)	Decrease

Mortgage servicing assets	$208	Discounted cash flow	Prepayment speed (CPR)	16.4% - 60.0% (21.8%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$10	Discounted cash flow	Prepayment speed (CPR)	20.1% - 23.0% (22.8%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)	Consist of restructured loans.
(4)	Consist of other non-performing loans, excluding restructured loans.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment speeds and discount rates, among others.  Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the fiscal year ended June 30, 2021, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2021 and 2020 were as follows:

	June 30, 2021
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$849,086	$848,727	$—	$—	$848,727
Investment securities - held to maturity	$223,306	$224,721	$—	$224,721	$—
FHLB – San Francisco stock	$8,155	$8,155	$—	$8,155	$—

Financial liabilities:
Deposits	$937,973	$904,673	$—	$—	$904,673
Borrowings	$100,983	$104,526	$—	$—	$104,526

	June 30, 2020
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$900,538	$902,074	$—	$—	$902,074
Investment securities - held to maturity	$118,627	$121,201	$—	$121,201	$—
FHLB – San Francisco stock	$7,970	$7,970	$—	$7,970	$—

Financial liabilities:
Deposits	$892,969	$864,239	$—	$—	$864,239
Borrowings	$141,047	$149,976	$—	$—	$149,976

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

which primarily utilize discounted cash flow techniques and prices obtained from independent management services or brokers. The Corporation performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the fiscal year ended June 30, 2021, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

If a contract is determined to be within the scope of ASC 606, the Corporation recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Bank's systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Corporation is generally the principal in these contracts, with the exception of interchanges fees, in which case the Corporation is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by its systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the fiscal years ended June 30, 2021 and 2020:

	Year Ended June 30,
Type of Services	2021	2020
(In Thousands)
Loan servicing and other fees(1)	$1,170	$819
Deposit account fees	1,247	1,610
Card and processing fees	1,605	1,454
Other(2)	551	637
Total non-interest income	$4,573	$4,520

(1)	Not in scope of ASC 606.
(2)	Includes BOLI of $191 and $189 and net losses on sale of loans of $103 and $132 for the years ended June 30, 2021 and 2020, respectively, which are not in scope of ASC 606.

For the fiscal years ended June 30, 2021 and 2020, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2021 and 2020 and condensed statements of operations and cash flows for the fiscal years ended June 30, 2021 and 2020.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2021	2020

Assets
Cash and cash equivalents	$5,576	$6,842
Investment in subsidiary	121,696	117,080
Other assets	60	108
	$127,332	$124,030

Liabilities and Stockholders’ Equity
Other liabilities	$52	$54
Stockholders’ equity	127,280	123,976
	$127,332	$124,030

Condensed Statements of Operations

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Year Ended June 30,
(In Thousands)	2021	2020

Dividend from the Bank	$5,000	$7,500
Interest and other income	5	19
Total income	5,005	7,519

General and administrative expenses	1,117	1,166
Earnings before income taxes and equity in undistributed earnings of the Bank	3,888	6,353

Income tax benefit	(328)	(338)
Earnings before equity in undistributed earnings of the Bank	4,216	6,691

Equity in undistributed earnings of the Bank	3,345	998
Net income	$7,561	$7,689

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2021	2020

Cash flow from operating activities:
Net income	$7,561	$7,689
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(3,345)	(998)
Increase in other assets	48	23
Decrease in other liabilities	(2)	(42)
Net cash provided by operating activities	4,262	6,672

Cash flow from financing activities:
Exercise of stock options	981	215
Treasury stock purchases	(2,336)	(1,283)
Cash dividends	(4,173)	(4,183)
Net cash used for financing activities	(5,528)	(5,251)
Net (decrease) increase in cash during the year	(1,266)	1,421
Cash and cash equivalents at beginning of year	6,842	5,421
Cash and cash equivalents at end of year	$5,576	$6,842

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 19: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following table provides the changes in AOCI by component for the fiscal years ended June 30, 2021 and 2020:

	Unrealized Gains and Losses on
	Investment Securities
(Dollars In Thousands, Net of Statutory Taxes)	Available for Sale	Interest-Only Strips	Total
Beginning balance at June 30, 2019	$150	$11	$161

Other comprehensive loss before reclassifications	(56)	(1)	(57)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(56)	(1)	(57)

Ending balance at June 30, 2020	$94	$10	$104

Other comprehensive loss before reclassifications	(29)	(3)	(32)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(29)	(3)	(32)

Ending balance at June 30, 2021	$65	$7	$72

Note 20: Subsequent Event

On July 22, 2021, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on August 12, 2021 were entitled to receive the cash dividend, which was paid on September 2, 2021.