Form 10-Q
period 2021-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2021-11-05
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             ⌧    Yes   ◻  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                ⌧   Yes   ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻

Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2021 there were 7,452,812 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and June 30, 2021	1
	Condensed Consolidated Statements of Operations for the Quarter Ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarter Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarter Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2021 and 2020	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	29
	Safe-Harbor Statement	30
	Critical Accounting Policies	31
	Executive Summary and Operating Strategy	32
	Off-Balance Sheet Financing Arrangements	33
	Comparison of Financial Condition at September 30, 2021 and June 30, 2021	33
	Comparison of Operating Results for the Quarter Ended September 30, 2021 and 2020	35
	Asset Quality	39
	Loan Volume Activities	42
	Liquidity and Capital Resources	42
	Supplemental Information	44

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	44

ITEM 4 -	Controls and Procedures	48

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	48
ITEM 1A -	Risk Factors	49
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 3 -	Defaults Upon Senior Securities	49
ITEM 4 -	Mine Safety Disclosures	49
ITEM 5 -	Other Information	49
ITEM 6 -	Exhibits	50

SIGNATURES		51

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share Information

	September 30,	June 30,
(In Thousands, Except Share Information)	2021	2021
Assets
Cash and cash equivalents	$88,249	$70,270
Investment securities - held to maturity, at cost	205,821	223,306
Investment securities - available for sale, at fair value	3,316	3,587
Loans held for investment, net of allowance for loan losses $7,413 and $7,587, respectively; includes $1,577 and $1,874 at fair value, respectively	859,035	850,960
Accrued interest receivable	2,909	2,999
Federal Home Loan Bank (“FHLB”) - San Francisco stock	8,155	8,155
Premises and equipment, net	9,014	9,377
Prepaid expenses and other assets	15,782	14,942

Total assets	$1,192,281	$1,183,596

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$120,883	$123,179
Interest-bearing deposits	835,859	814,794
Total deposits	956,742	937,973

Borrowings	90,000	100,983
Accounts payable, accrued interest and other liabilities	17,304	17,360
Total liabilities	1,064,046	1,056,316

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value; (40,000,000 and 40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued respectively; 7,491,705 and 7,541,469 outstanding, respectively)	183	183
Additional paid-in capital	98,179	97,978
Retained earnings	199,344	197,733
Treasury stock at cost (10,737,910 and 10,688,146 shares, respectively)	(169,537)	(168,686)
Accumulated other comprehensive income, net of tax	66	72

Total stockholders’ equity	128,235	127,280

Total liabilities and stockholders’ equity	$1,192,281	$1,183,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended
	September 30,
(In Thousands, Except Per Share Information)	2021	2020
Interest income:
Loans receivable, net	$8,175	$8,917
Investment securities	418	478
FHLB - San Francisco stock	122	100
Interest-earning deposits	31	24
Total interest income	8,746	9,519

Interest expense:
Checking and money market deposits	57	91
Savings deposits	41	78
Time deposits	215	382
Borrowings	545	802
Total interest expense	858	1,353

Net interest income	7,888	8,166
(Recovery) provision for loan losses	(339)	220
Net interest income, after (recovery) provision for loan losses	8,227	7,946

Non-interest income:
Loan servicing and other fees	186	405
Deposit account fees	312	310
Card and processing fees	405	364
Other	166	80
Total non-interest income	1,069	1,159

Non-interest expense:
Salaries and employee benefits(1)	3,120	4,443
Premises and occupancy	905	903
Equipment expense	288	275
Professional expense	461	414
Sales and marketing expense	142	113
Deposit insurance premium and regulatory assessments	137	134
Other	615	703
Total non-interest expense	5,668	6,985

Income before income taxes	3,628	2,120
Provision for income taxes	961	635
Net income	$2,667	$1,485

Basic earnings per share	$0.35	$0.20
Diluted earnings per share	$0.35	$0.20
Cash dividends per share	$0.14	$0.14

(1)	Includes a $1.2 million credit from the Employee Retention Tax Credit for the quarter ended September 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended
	September 30,
(In Thousands)	2021	2020
Net income	$2,667	$1,485

Change in unrealized holding losses on securities available for sale and interest-only strips	(9)	(7)
Reclassification of losses to net income	—	—
Other comprehensive loss, before income tax benefit	(9)	(7)
Income tax benefit	(3)	(2)
Other comprehensive loss	(6)	(5)
Total comprehensive income	$2,661	$1,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share Information

For the Quarter Ended September 30, 2021 and 2020:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2021	7,541,469	$183	$97,978	$197,733	$(168,686)	$72	$127,280

Net income				2,667			2,667
Other comprehensive loss						(6)	(6)
Purchase of treasury stock	(49,764)				(851)		(851)
Amortization of restricted stock			189				189
Stock options expense			12				12
Cash dividends(1)				(1,056)			(1,056)

Balance at September 30, 2021	7,491,705	$183	$98,179	$199,344	$(169,537)	$66	$128,235

(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2021.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2020	7,436,315	$181	$95,593	$194,345	$(166,247)	$104	$123,976

Net income				1,485			1,485
Other comprehensive loss						(5)	(5)
Purchase of treasury stock(1)	(2,556)				(30)		(30)
Distribution of restricted stock	7,500						—
Forfeiture of restricted stock			81		(81)		—
Amortization of restricted stock			241				241
Stock options expense			33				33
Cash dividends(2)				(1,041)			(1,041)

Balance at September 30, 2020	7,441,259	$181	$95,948	$194,789	$(166,358)	$99	$124,659

(1)	Includes the purchase of 2,556 shares of distributed restricted stock in settlement of employee withholding tax obligations
(2)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Three Months Ended
	September 30,
(In Thousands)	2021	2020
Cash flows from operating activities:
Net income	$2,667	$1,485
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,364	1,266
(Recovery) provision for loan losses	(339)	220
Stock-based compensation	201	274
Provision for deferred income taxes	261	27
Decrease in accounts payable, accrued interest and other liabilities	(66)	(158)
Increase in prepaid expenses and other assets	(1,041)	(66)
Net cash provided by operating activities	3,047	3,048

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(8,177)	17,157
Purchase of investment securities - held to maturity	—	(85,117)
Maturity of investment securities - held to maturity	200	400
Principal payments from investment securities - held to maturity	16,775	9,119
Principal payments from investment securities - available for sale	263	295
Purchase of premises and equipment	(8)	(69)
Net cash used for investing activities	9,053	(58,215)

Cash flows from financing activities:
Net increase in deposits	18,769	11,717
Repayments of long-term borrowings	(10,983)	(16)
Repayments of short-term borrowings, net	—	(5,000)
Treasury stock purchases	(851)	(30)
Withholding taxes on stock-based compensation	—	(30)
Cash dividends	(1,056)	(1,041)
Net cash provided by financing activities	5,879	5,600

Net increase (decrease) in cash and cash equivalents	17,979	(49,567)
Cash and cash equivalents at beginning of year	70,270	116,034
Cash and cash equivalents at end of year	$88,249	$66,467
Supplemental information:
Cash paid for interest	$861	$1,343
Cash paid for income taxes	$100	$1,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2021

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2021 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2021. The results of operations for the quarter ended September 30, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2022.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are material to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2021.

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

As of September 30, 2021 and 2020, there were outstanding options to purchase 417,000 shares and 554,500 shares of the Corporation’s common stock, respectively. Of those shares, as of September 30, 2021 and 2020, there were 116,000 shares and 419,500 shares, respectively, that were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2021 and 2020, there were outstanding restricted stock awards of 101,250 shares and 209,000 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarter ended September 30, 2021 and 2020, respectively.

	For the Quarter Ended
	September 30,
(In Thousands, Except Earnings Per Share)	2021	2020
Numerator:
Net income – numerator for basic earnings per share and	$2,667	$1,485
diluted earnings per share - available to common
stockholders

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,530	7,436

Effect of dilutive shares:
Stock options	42	21
Restricted stock	3	—

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,575	7,457

Basic earnings per share	$0.35	$0.20
Diluted earnings per share	$0.35	$0.20

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2021 and June 30, 2021 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
September 30, 2021	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$203,749	$1,689	$(1,101)	$204,337	$203,749
U.S. SBA securities(2)	1,272	11	—	1,283	1,272
Certificate of deposits	800	—	—	800	800
Total investment securities - held to maturity	$205,821	$1,700	$(1,101)	$206,420	$205,821

Available for sale
U.S. government agency MBS	$1,993	$69	$—	$2,062	$2,062
U.S. government sponsored enterprise MBS	1,091	13	—	1,104	1,104
Private issue CMO(3)	147	3	—	150	150
Total investment securities - available for sale	$3,231	$85	$—	$3,316	$3,316
Total investment securities	$209,052	$1,785	$(1,101)	$209,736	$209,137

(1)Mortgage-Backed Securities (“MBS”).
(2)Small Business Administration (“SBA”).
(3)Collateralized Mortgage Obligations (“CMO”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2021	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$220,448	$2,209	$(810)	$221,847	$220,448
U.S. SBA securities	1,858	16	—	1,874	1,858
Certificate of deposits	1,000	—	—	1,000	1,000
Total investment securities - held to maturity	$223,306	$2,225	$(810)	$224,721	$223,306

Available for sale
U.S. government agency MBS	$2,146	$76	$—	$2,222	$2,222
U.S. government sponsored enterprise MBS	1,197	14	—	1,211	1,211
Private issue CMO	151	3	—	154	154
Total investment securities - available for sale	$3,494	$93	$—	$3,587	$3,587
Total investment securities	$226,800	$2,318	$(810)	$228,308	$226,893

In the first quarter of fiscal 2022 and 2021, the Corporation received MBS principal payments of $17.0 million and $9.4 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the first quarter of fiscal 2022 but purchased $84.9 million of U.S. government sponsored enterprise MBS to be held to maturity in the first quarter of fiscal 2021.

The Corporation held investments with an unrealized loss position of $1.1 million at September 30, 2021 and $810,000 at June 30, 2021.

As of September 30, 2021	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$119,650	$746	$8,787	$355	$128,437	$1,101
Total investment securities - held to maturity	$119,650	$746	$8,787	$355	$128,437	$1,101

Total investment securities	$119,650	$746	$8,787	$355	$128,437	$1,101

As of June 30, 2021	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$84,600	$810	$—	$—	$84,600	$810
U.S. SBA securities	—	—	—	—	—	—
Total investment securities - held to maturity	$84,600	$810	$—	$—	$84,600	$810

Total investment securities	$84,600	$810	$—	$—	$84,600	$810

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At September 30, 2021, $355,000 of the $1.1 million of unrealized holding losses were 12 months or more; while at June 30, 2021, none of the $810,000 of unrealized holding losses were 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At September 30, 2021 and 2020, the Corporation did not have any investment securities with the intent to sell and determined it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded for the quarter ended September 30, 2021 and 2020.

Contractual maturities of investment securities as of September 30, 2021 and June 30, 2021 were as follows:

	September 30, 2021		June 30, 2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$1,136	$1,152	$1,209	$1,218
Due after one through five years	13,141	13,696	14,544	15,179
Due after five through ten years	82,772	83,286	90,798	91,780
Due after ten years	108,772	108,286	116,755	116,544
Total investment securities - held to maturity	$205,821	$206,420	$223,306	$224,721

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	3,231	3,316	3,494	3,587
Total investment securities - available for sale	$3,231	$3,316	$3,494	$3,587
Total investment securities	$209,052	$209,736	$226,800	$228,308

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	September 30,	June 30,
(In Thousands)	2021	2021
Mortgage loans:
Single-family	$274,970	$268,272
Multi-family	489,550	484,408
Commercial real estate	91,779	95,279
Construction(1)	2,574	3,040
Other	137	139
Commercial business loans(2)	865	849
Consumer loans(3)	84	95
Total loans held for investment, gross	859,959	852,082

Advance payments of escrows	68	157
Deferred loan costs, net	6,421	6,308
Allowance for loan losses	(7,413)	(7,587)
Total loans held for investment, net	$859,035	$850,960

(1)	Net of $3.8 million and $4.5 million of undisbursed loan funds as of September 30, 2021 and June 30, 2021, respectively.
(2)	Net of $441 thousand and $460 thousand of undisbursed lines of credit as of September 30, 2021 and June 30, 2021, respectively.
(3)	Net of $415 thousand and $425 thousand of undisbursed lines of credit as of September 30, 2021 and June 30, 2021, respectively.

The following table sets forth information at September 30, 2021 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised five percent of loans held for investment at September 30, 2021 as compared to four percent at June 30, 2021, respectively. Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$56,142	$41,341	$36,261	$98,249	$42,977	$274,970
Multi-family	164,115	128,288	166,307	30,632	208	489,550
Commercial real estate	45,447	28,973	17,359	—	—	91,779
Construction	2,247	—	—	—	327	2,574
Other	—	—	—	—	137	137
Commercial business loans	519	—	—	—	346	865
Consumer loans	84	—	—	—	—	84
Total loans held for investment, gross	$268,554	$198,602	$219,927	$128,881	$43,995	$859,959

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

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass - These loans range from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the bank is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	September 30, 2021
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$267,220	$488,440	$91,779	$2,574	$137	$865	$84	$851,099
Special Mention	1,610	—	—	—	—	—	—	1,610
Substandard	6,140	1,110	—	—	—	—	—	7,250
Total loans held for investment, gross	$274,970	$489,550	$91,779	$2,574	$137	$865	$84	$859,959

	June 30, 2021
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$258,217	$483,289	$95,279	$3,040	$139	$849	$95	$840,908
Special Mention	1,767	—	—	—	—	—	—	1,767
Substandard	8,288	1,119	—	—	—	—	—	9,407
Total loans held for investment, gross	$268,272	$484,408	$95,279	$3,040	$139	$849	$95	$852,082

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment. These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans. The provision (recovery) for (from) the allowance for loan losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request a significant increase in its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control. In response to the COVID-19 pandemic, which has negatively impacted the economic environment, the qualitative component was increased in the allowance for loan losses methodology reflecting the uncertain economic environment upon the onset of the pandemic. However, an improved economic outlook has developed in the last two quarters which reduced the qualitative component as the forecasted impact of the pandemic on the credit quality of the loan portfolio in future quarters diminished.

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:

	For the Quarter Ended
	September 30,
(Dollars in Thousands)	2021	2020

Allowance at beginning of period	$7,587	$8,265

(Recovery) provision for loan losses	(339)	220

Recoveries:
Mortgage loans:
Single-family	165	5
Total recoveries	165	5

Charge-offs:
Mortgage loans:
Single-family	—	—
Total charge-offs	—	—

Net recoveries (charge-offs)	165	5
Balance at end of period	$7,413	$8,490

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.86%	0.95%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.08)%	0.00%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	September 30, 2021
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$268,811	$19	$6,140	$274,970
Multi-family	488,440	—	1,110	489,550
Commercial real estate	91,779	—	—	91,779
Construction	2,574	—	—	2,574
Other	137	—	—	137
Commercial business loans	865	—	—	865
Consumer loans	83	1	—	84
Total loans held for investment, gross	$852,689	$20	$7,250	$859,959

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2021
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$259,984	$—	$8,288	$268,272
Multi-family	483,289	—	1,119	484,408
Commercial real estate	95,279	—	—	95,279
Construction	3,040	—	—	3,040
Other	139	—	—	139
Commercial business loans	849	—	—	849
Consumer loans	88	7	—	95
Total loans held for investment, gross	$842,668	$7	$9,407	$852,082

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2021
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587
(Recovery) provision for loan losses	(338)	40	(39)	(2)	—	1	(1)	(339)
Recoveries	165	—	—	—	—	—	—	165
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,827	$4,525	$967	$49	$3	$37	$5	$7,413

Allowance for loan losses:
Individually evaluated for impairment	$260	$—	$—	$—	$—	$—	$—	$260
Collectively evaluated for impairment	1,567	4,525	967	49	3	37	5	7,153
Allowance for loan losses, end of period	$1,827	$4,525	$967	$49	$3	$37	$5	$7,413

Loans held for investment:
Individually evaluated for impairment	$5,894	$—	$—	$—	$—	$—	$—	$5,894
Collectively evaluated for impairment	269,076	489,550	91,779	2,574	137	865	84	854,065
Total loans held for investment, gross	$274,970	$489,550	$91,779	$2,574	$137	$865	$84	$859,959
Allowance for loan losses as a percentage of gross loans held for investment	0.66%	0.92%	1.05%	1.90%	2.19%	4.28%	5.95%	0.86%

	Quarter Ended September 30, 2020
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265
Provision (recovery) for loan losses	44	161	52	(55)	—	18	—	220
Recoveries	5	—	—	—	—	—	—	5
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$2,671	$4,490	$1,162	$116	$3	$42	$6	$8,490

Allowance for loan losses:
Individually evaluated for impairment	$80	$—	$—	$—	$—	$4	$—	$84
Collectively evaluated for impairment	2,591	4,490	1,162	116	3	38	6	8,406
Allowance for loan losses, end of period	$2,671	$4,490	$1,162	$116	$3	$42	$6	$8,490

Loans held for investment:
Individually evaluated for impairment	$2,957	$—	$—	$—	$—	$31	$—	$2,988
Collectively evaluated for impairment	285,833	482,900	105,207	8,787	142	892	100	883,861
Total loans held for investment, gross	$288,790	$482,900	$105,207	$8,787	$142	$923	$100	$886,849
Allowance for loan losses as a percentage of gross loans held for investment	0.92%	0.93%	1.10%	1.32%	2.11%	4.55%	6.00%	0.95%

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

	At September 30, 2021
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$5,437	$—	$5,437	$(309)	$5,128
Without a related allowance(2)	1,020	(307)	713	—	713
Total single-family loans	6,457	(307)	6,150	(309)	5,841

Multi-family:
With a related allowance	1,111	—	1,111	(336)	775
Total multi-family loans	1,111	—	1,111	(336)	775

Total non-performing loans	$7,568	$(307)	$7,261	$(645)	$6,616

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2021
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$7,400	$—	$7,400	$(434)	$6,966
Without a related allowance(2)	1,335	(436)	899	—	899
Total single-family loans	8,735	(436)	8,299	(434)	7,865

Multi-family:
With a related allowance	1,119	—	1,119	(338)	781
Total multi-family loans	1,119	—	1,119	(338)	781

Total non-performing loans	$9,854	$(436)	$9,418	$(772)	$8,646

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At September 30, 2021, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarter ended September 30, 2021 and 2020, the Corporation’s average recorded investment in non-performing loans was $7.8 million and $5.4 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended September 30, 2021, the Bank received $211,000 in interest payments from non-performing loans, of which $202,000 was recognized as interest income and the remaining $9,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the quarter ended September 30, 2020, the Bank received $50,000 in interest payments from non-performing loans, of which $41,000 was recognized as interest income and the remaining $9,000 was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarter ended September 30, 2021 and 2020:

	Quarter Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$817	$140	$1,883	$—
	817	140	1,883	—

With related allowances:
Mortgage loans:
Single-family	5,827	47	3,510	40
Multi-family	1,114	15	—	—
Commercial business loans	—	—	32	1
	6,941	62	3,542	41

Total	$7,758	$202	$5,425	$41

The Corporation has modified loans in accordance with the Coronavirus Aid, Relief, and Economic Security Act for 2020, as amended (“CARES Act”) and Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”). The CARES Act and Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications of up to six months made on a good faith basis to borrowers who were current as defined under the CARES Act and Interagency Statement prior to any relief are not restructured loans and if all payments are current in accordance with the revised terms of the loan, the loan would not be reported as past due. As of September 30, 2021, the Corporation had one remaining forbearance loan with an outstanding balance of $308,000 or 0.04 percent of total loans that was modified and operating under a forbearance agreement in accordance with the CARES Act and Interagency Statement. As of September 30, 2021, the Corporation had no pending requests for payment relief.

As of September 30, 2021, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed(1)		Forbearance Remaining
	Number of		Number of		Number of
(Dollars In Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
Single-family loans	59	$23,471	58	$23,163	1	$308
Multi-family loans	5	2,308	5	2,308	—	—
Commercial real estate loans	3	1,990	3	1,990	—	—
Total loan forbearance	67	$27,769	66	$27,461	1	$308

(1)  Includes 19 single-family loans totaling $7.1 million which were subsequently extended and classified as restructured non-performing loans, consistent with the Interagency Statement.

As of September 30, 2021, certain characteristics of loans in forbearance are described below:

						Weighted	Weighted Avg.
			% of		Weighted	Avg. Debt	Forbearance
	Number		Total	Weighted	Avg.	Coverage	Period
(Dollars In Thousands)	of Loans	Amount	Loans	Avg. LTV(1)	FICO(2)	Ratio(3)	Granted(4)
Single-family loans	1	$308	0.04%	78%	653	N/A	12.0
Total loans in forbearance	1	$308	0.04%	78%	653	N/A	12.0

(1)	Current loan balance in comparison to the original appraised value.
(2)	At time of loan origination, borrowers and/or guarantors.
(3)	At time of loan origination.
(4)	In months.

For additional detail, see the "COVID-19 Impact to the Corporation" section in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

For the quarter ended September 30, 2021, no loans were restructured, while one restructured loan was paid off. For the quarter ended September 30, 2020, one loan was restructured from their original terms and classified as a restructured loan, while one restructured loan was upgraded to the pass category. During both quarters ended September 30, 2021 and 2020, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally. during both quarters ended September 30, 2021 and 2020, there were no loans whose modification were extended beyond the initial maturity of the modification. At both September 30, 2021 and June 30, 2021, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of September 30, 2021, the Corporation held 22 restructured loans with a net outstanding balance of $7.9 million, of which $5.1 million were classified as substandard and on non-accrual status. As of June 30, 2021, the Corporation held 23 restructured loans with a net outstanding balance of $7.9 million, of which $7.0 million were classified as substandard on non-accrual status. As of September 30, 2021, a total of $6.7 million or 85% of the restructured loans were current with respect to their modified payment terms, as compared to June 30, 2021 when $7.7 million or 97% of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type:

	At	At
(In Thousands)	September 30, 2021	June 30, 2021
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$5,102	$6,983
Total	5,102	6,983

Restructured loans on accrual status:
Mortgage loans:
Single-family	2,773	876
Total	2,773	876
Total restructured loans	$7,875	$7,859

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At September 30, 2021
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$5,191	$—	$5,191	$(260)	$4,931
Without a related allowance(2)	3,199	(255)	2,944	—	2,944
Total single-family	8,390	(255)	8,135	(260)	7,875

Total restructured loans	$8,390	$(255)	$8,135	$(260)	$7,875

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2021
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$7,151	$—	$7,151	$(384)	$6,767
Without a related allowance(2)	1,457	(365)	1,092	—	1,092
Total single-family	8,608	(365)	8,243	(384)	7,859

Total restructured loans	$8,608	$(365)	$8,243	$(384)	$7,859

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

During the quarter ended September 30, 2021 and 2020, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. As of both September 30, 2021 and June 30, 2021, there was no real estate owned property. A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of September 30, 2021 and June 30, 2021, the Corporation had commitments to extend credit on loans to be held for investment of $22.5 million and $21.9 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2021	June 30, 2021
(In Thousands)
Undisbursed loan funds – Construction loans	$3,763	$4,479
Undisbursed lines of credit – Commercial business loans	441	460
Undisbursed lines of credit – Consumer loans	415	425
Commitments to extend credit on loans to be held for investment	22,508	21,887
Total	$27,127	$27,251

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarter ended September 30, 2021 and 2020.

	For the Quarter Ended
	September 30,
(In Thousands)	2021	2020
Balance, beginning of the year	$127	$126
Recovery	(23)	(22)
Balance, end of the year	$104	$104

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of September 30, 2021 and June 30, 2021, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation. As of September 30, 2021 and June 30, 2021, the Bank serviced $4.8 million and $5.3 million of loans under this program, respectively, and has established a recourse liability of $25,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the quarter ended September 30, 2021 and 2020 the Bank did not repurchase any loans or settle any request to purchase a loan. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $175,000 for loans sold to other investors as of both September 30, 2021 and June 30, 2021.

The following table shows the summary of the recourse liability for the quarter ended September 30, 2021 and 2020:

	For the Quarter Ended
	September 30,
Recourse Liability	2021	2020
(In Thousands)
Balance, beginning of the period	$200	$270
Provision for recourse liability	—	100
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$200	$370

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

The Corporation also adopted ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness.” The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements.

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of September 30, 2021:
Loans held for investment, at fair value	$1,577	$1,635	$(58)

As of June 30, 2021:
Loans held for investment, at fair value	$1,874	$1,934	$(60)

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,062	$—	$2,062
U.S. government sponsored enterprise MBS	—	1,104	—	1,104
Private issue CMO	—	—	150	150
Investment securities - available for sale	—	3,166	150	3,316

Loans held for investment, at fair value	—	—	1,577	1,577
Interest-only strips	—	—	9	9
Total assets	$—	$3,166	$1,736	$4,902

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,222	$—	$2,222
U.S. government sponsored enterprise MBS	—	1,211	—	1,211
Private issue CMO	—	—	154	154
Investment securities - available for sale	—	3,433	154	3,587

Loans held for investment, at fair value	—	—	1,874	1,874
Interest-only strips	—	—	10	10
Total assets	$—	$3,433	$2,038	$5,471

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2021
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2021	$154	$1,874	$10	$2,038
Total gains or losses (realized/unrealized):
Included in earnings	—	2	—	2
Included in other comprehensive income (loss)	1	—	(1)	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(5)	(299)	—	(304)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at September 30, 2021	$150	$1,577	$9	$1,736

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Quarter Ended September 30, 2020
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2020	$197	$2,258	$14	$2,469
Total gains or losses (realized/unrealized):
Included in earnings	—	(4)	—	(4)
Included in other comprehensive income (loss)	4	—	(1)	3
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(17)	(14)	—	(31)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at September 30, 2020	$184	$2,240	$13	$2,437

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$713	$5,903	$6,616
Mortgage servicing assets	—	—	132	132
Total	$—	$713	$6,035	$6,748

	Fair Value Measurement at June 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$899	$7,747	$8,646
Mortgage servicing assets	—	—	208	208
Total	$—	$899	$7,955	$8,854

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of September 30, 2021:

					Impact to
	Fair Value				Valuation
	As of				from an
	September 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2021	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$150	Market comparable pricing	Comparability adjustment	1.6% - 2.5% (2.3%)	Increase

Loans held for investment, at fair value	$1,577	Relative value analysis	Broker quotes	98.0% - 104.1% (101.0%) of par	Increase
			Credit risk factor	1.3% - 100.0% (4.6%)	Decrease

Non-performing loans(3)	$4,931	Discounted cash flow	Default rates	5.0% - 5.2% (5.0%)	Decrease

Non-performing loans(4)	$972	Relative value analysis	Credit risk factor	20.0% - 30.0% (28.4%)	Decrease

Mortgage servicing assets	$132	Discounted cash flow	Prepayment speed (CPR)	21.1% - 60.0% (26.5%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$9	Discounted cash flow	Prepayment speed (CPR)	25.4% - 28.9% (28.7%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)	Consists of restructured loans.
(4)	Consists of other non-performing loans, excluding restructured loans.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2021 and June 30, 2021 was as follows:

	September 30, 2021
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$857,458	$858,810	$—	$—	$858,810
Investment securities - held to maturity	$205,821	$206,420	$—	$206,420	$—
FHLB – San Francisco stock	$8,155	$8,155	$—	$8,155	$—

Financial liabilities:
Deposits	$956,742	$922,037	$—	$—	$922,037
Borrowings	$90,000	$93,311	$—	$—	$93,311

	June 30, 2021
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$849,086	$848,727	$—	$—	$848,727
Investment securities - held to maturity	$223,306	$224,721	$—	$224,721	$—
FHLB – San Francisco stock	$8,155	$8,155	$—	$8,155	$—

Financial liabilities:
Deposits	$937,973	$904,673	$—	$—	$904,673
Borrowings	$100,983	$104,526	$—	$—	$104,526

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. During the quarter ended September 30, 2021, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed  consolidated financial position or results of operations.

Note 8: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarter ended September 30, 2021 and 2020.

	For the Quarter Ended September 30, 2021
	Unrealized Gains and Losses on
	Investment Securities
(Dollars In Thousands, Net of Statutory Taxes)	Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2021	$65	$7	$72

Other comprehensive loss before reclassifications	(5)	(1)	(6)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(5)	(1)	(6)

Ending balance at September 30, 2021	$60	$6	$66

	For the Quarter Ended September 30, 2020
	Unrealized Gains and Losses on
	Investment Securities
(Dollars In Thousands, Net of Statutory Taxes)	Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2020	$94	$10	$104

Other comprehensive loss before reclassifications	(4)	(1)	(5)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(4)	(1)	(5)

Ending balance at September 30, 2020	$90	$9	$99

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarter ended September 30, 2021 and 2020:

	Quarter Ended September 30,
Type of Services	2021	2020
(In Thousands)
Loan servicing and other fees(1)	$186	$405
Deposit account fees	312	310
Card and processing fees	405	364
Other(2)	166	80
Total non-interest income	$1,069	$1,159

(1)	Not in scope of ASC 606.
(2)Includes BOLI of $47 thousand and $48 thousand for the quarter ended September 30, 2021 and 2020, respectively, which are not in scope of ASC 606.

For both the quarter ended September 30, 2021 and 2020, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Card and processing fees: Debit interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from cardholder transactions through a third-party payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

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

Note 10: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's condensed consolidated statements of financial condition. At September 30, 2021, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarter ended September 30, 2021 and 2020, expenses associated with the Corporation’s leases totaled $223,000 and $211,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	September 30, 2021	June 30, 2021
Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,904	$2,117
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,970	$2,192

	Quarter Ended September 30,
	2021	2020
Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$200	$199
Equipment expenses from operating leases	$23	$12

Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$232	$226

(1)	Includes immaterial variable lease costs.

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of September 30, 2021:

Amount(1)
Year Ending June 30,	(In Thousands)
2022	$655
2023	506
2024	359
2025	255
2026	236
Thereafter	39
Total contract lease payments	$2,050

Total liability to make lease payments	$1,970
Difference in undiscounted and discounted future lease payments	$80
Weighted average discount rate	2.01%
Weighted average remaining lease term (years)	3.6

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 11: Stock Repurchases

On April 27, 2021, the Corporation extended its 5 percent stock repurchase program of April 30, 2020 with a remaining authorized 317,108 shares to be purchased for a period of one year or until completed, whichever occurs first.

During the quarter ended September 30, 2021, the Corporation purchased 49,764 shares of the Corporation’s common stock under the April 2020 stock repurchase plan with a weighted average cost of $17.10 per share. As of September 30, 2021, there are 217,069 shares available for purchase until the plan expires on April 27, 2022. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Note 12: Subsequent Events

On October 28, 2021, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on November 18, 2021 are entitled to receive the cash dividend. The cash dividend will be payable on December 9, 2021.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Federal Reserve Board (“FRB”). At September 30, 2021, the Corporation had total assets of $1.19 billion, total deposits of $956.7 million and total stockholders’ equity of $128.2 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation operates in a single business segment through the Bank. The Bank’s activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and, to a lesser extent, other mortgage, commercial business and consumer loans. Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California. Loans are primarily originated and purchased in Southern and Northern California. There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to buy and sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On July 22, 2021, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on August 12, 2021, which was paid on September 2, 2021. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

The Corporation’s critical accounting policies are described in the Corporation’s 2021 Annual Report on Form 10-K for the year ended June 30, 2021 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes during the three months ended September 30, 2021 to the critical accounting policies as described in the Corporation’s 2021 Annual Report on Form 10-K for the period ended June 30, 2021.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans). In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may still be challenging despite some recent improvements in general economic conditions as the long-term economic consequences of the COVID-19 remain unknown. The Corporation expects its net interest income and net interest margin may still be compressed for the remaining calendar 2021 and possibly longer.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, including as a result of the COVID-19 pandemic, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management. The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.

COVID-19 Impact to the Corporation

The Corporation is actively monitoring and responding to the effects of the rapidly-changing COVID-19 pandemic. The health, safety and well-being of its customers, employees and communities are the Corporation’s top priorities. As of September 30, 2021, all Bank branches are open with normal hours and substantially all employees have returned to their routine working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

The Company provided payment and financial relief programs for borrowers impacted by COVID-19. All loans modified due to COVID-19 were separately monitored and any request for continuation of relief beyond the initial modification was reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating was appropriate. As of September 30, 2021, the Corporation had only one remaining single-family forbearance loan, with an outstanding balance of $308,000 or 0.04 percent of total loans that were modified in accordance with the CARES Act and Interagency Statement. In addition, as of September 30, 2021, the Corporation had no pending requests for payment relief. For additional information, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

Comparison of Financial Condition at September 30, 2021 and June 30, 2021

Total assets increased $8.7 million, or one percent, to $1.19 billion at September 30, 2021 from June 30, 2021. The increase was primarily attributable to increases in cash and cash equivalents and loans held for investment, partly offset by a decrease in investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $17.9 million, or 26 percent, to $88.2 million at September 30, 2021 from $70.3 million at June 30, 2021. The increase in total cash and cash equivalents was primarily attributable to scheduled mortgage payments and accelerated principal payments of investment securities.

Investment securities (held to maturity and available for sale) decreased $17.8 million, or eight percent, to $209.1 million at September 30, 2021 from $226.9 million at June 30, 2021. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities during the first three months of fiscal 2022. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $8.0 million, or one percent, to $859.0 million at September 30, 2021 from $851.0 million at June 30, 2021, primarily due to increases in single-family and multi-family loans, partly offset by a decrease in commercial real estate loans. During the first three months of fiscal 2022, the Corporation originated $60.9 million of loans held for investment, consisting primarily of single-family and multi-family loans that are located throughout California. The Corporation did not purchase any loans to be held for investment during the first three months of fiscal 2022. Total loan principal payments during the first three months of fiscal 2022 were $53.9 million, down 19 percent from $66.3 million during the comparable period in fiscal 2021. The single-family loans held for investment balance at September 30, 2021 and June 30, 2021 was $275.0 million and $268.3 million, respectively, and represented approximately 32 percent and 31 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2021 and June 30, 2021, as a percentage of the total dollar amount outstanding:

As of September 30, 2021:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$82,383	30%	$98,686	36%	$93,612	34%	$289	—%	$274,970	100%
Multi-family	65,945	14%	305,616	62%	117,701	24%	288	—%	489,550	100%
Commercial real estate	21,759	24%	40,990	45%	29,030	31%	—	—%	91,779	100%
Construction	845	33%	1,729	67%	—	—%	—	—%	2,574	100%
Other	—	—%	137	100%	—	—%	—	—%	137	100%
Total	$170,932	20%	$447,158	52%	$240,343	28%	$577	—%	$859,010	100%

(1)	Other than the Inland Empire.

As of June 30, 2021:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$78,631	29%	$100,560	38%	$88,790	33%	$291	—%	$268,272	100%
Multi-family	68,350	14%	304,534	63%	111,232	23%	292	—%	484,408	100%
Commercial real estate	22,989	24%	41,940	44%	30,350	32%	—	—%	95,279	100%
Construction	279	9%	2,761	91%	—	—%	—	—%	3,040	100%
Other	—	—%	139	100%	—	—%	—	—%	139	100%
Total	$170,249	20%	$449,934	53%	$230,372	27%	$583	—%	$851,138	100%

(1)	Other than the Inland Empire.

Total deposits increased $18.7 million, or two percent, to $956.7 million at September 30, 2021 from $938.0 million at June 30, 2021, primarily due to increases in transaction accounts, partly offset by a decrease in higher cost time deposits. Transaction accounts increased $23.8 million, or three percent, to $821.3 million at September 30, 2021 from $797.5 million at June 30, 2021, while time deposits decreased $4.9 million, or three percent, to $135.5 million at September 30, 2021 from $140.4 million at June 30, 2021. The percentage of time deposits to total deposits decreased to 14 percent at September 30, 2021 from 15 percent at June 30, 2021, primarily due to a managed run-off of higher cost time deposits consistent with the reduction in the Bank’s funding needs during the first three months of fiscal 2022.

Total borrowings decreased $11.0 million, or 11 percent, to $90.0 million at September 30, 2021 as compared to $101.0 million at June 30, 2021, due to maturities of long-term borrowings. At September 30, 2021, borrowings are primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders’ equity increased $955,000, or one percent, to $128.2 million at September 30, 2021 from $127.3 million at June 30, 2021, primarily as a result of the $2.7 million net income in the first three months of fiscal 2022, partly offset by $1.1 million of quarterly cash dividends paid to shareholders, $851,000 of stock repurchases and $201,000 of stock-based compensation. The Corporation repurchased 49,764 shares of its common stock under its April 2020 stock repurchase plan with a weighted average cost of $17.10 per share during the first three months of fiscal 2022.

Comparison of Operating Results for the Quarter Ended September 30, 2021 and 2020

The Corporation’s net income for the first quarter of fiscal 2022 was $2.7 million, up $1.2 million or 80 percent from $1.5 million in the same period of fiscal 2021. Compared to the same quarter last year, the increase in earnings was primarily attributable to a $1.3 million decrease in non-interest expenses (mainly, lower salaries and employee benefits expenses) and a $559,000 improvement from the provision for loan losses to a $339,000 recovery from the allowance for loan losses, partly offset by lower net interest income and lower non-interest income (mainly, lower loan servicing and other fees).

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 63 percent for the first quarter of fiscal 2022 from 75 percent in the same period of fiscal 2021. Return on average assets was 0.89 percent in the first quarter of fiscal 2022, up 39 basis points from 0.50 percent in the same period last year. Return on average equity was 8.39 percent in the first quarter of fiscal 2022, up from 4.78 percent in the same period last year. Diluted earnings per share for the first quarter of fiscal 2022 were $0.35, up 75 percent from diluted earnings per share of $0.20 in the same period last year.

Net Interest Income:

For the Quarter Ended September 30, 2021 and 2020. Net interest income decreased by $278,000, or three percent, to $7.9 million for the first quarter of fiscal 2022 from $8.2 million in the same period in fiscal 2021, as a result of a lower net interest margin, partly offset by a higher average interest-earning asset balance. The net interest margin decreased 13 basis points to 2.71 percent in the first quarter of fiscal 2022 from 2.84 percent in the same period of fiscal 2021, primarily due to a decrease in the average yield on interest-earning assets which exceeded the smaller decrease in the average cost of interest-bearing liabilities. The decrease of the average yield on interest-earning asset was primarily attributable to decreases in the average yield of investment securities and loans held for investment categories. The weighted-average yield on interest-earning assets decreased by 30 basis points to 3.01 percent in the first quarter of fiscal 2022 from 3.31 percent in the same quarter last year, while the weighted-average cost of interest-bearing liabilities decreased by 20 basis points to 0.32 percent for the first quarter of fiscal 2022 as compared to 0.52 percent in the same quarter last year. The average balance of interest-earning assets increased $12.6 million, or one percent, to $1.16 billion in the first quarter of fiscal 2022 from $1.15 billion in the comparable period of fiscal 2021, reflecting primarily purchases of investment securities in fiscal 2021, partly offset by decreases in the average balance of both loans held for investment and interest-earning deposits. The average balance of interest-bearing liabilities increased by $10.1 million, or one percent, to $1.05 billion in the first quarter of fiscal 2022 from $1.04 billion in the same quarter last year primarily reflecting increases in the average balance of transaction accounts, partly offset by decreases in the average balance of both time deposits and borrowings.

Interest Income:

For the Quarter Ended September 30, 2021 and 2020. Total interest income decreased by $773,000, or eight percent, to $8.7 million for the first quarter of fiscal 2022 as compared to $9.5 million for the same quarter of fiscal 2021. The decrease was due primarily to decreases in interest income from both loans held for investment and investment securities.

Interest income on loans held for investment decreased by $742,000, or eight percent, to $8.2 million in the first quarter of fiscal 2022 from $8.9 million in the same quarter of fiscal 2021. The decrease was due to a lower average balance, and to a lesser extent, a lower average yield. The average balance of loans held for investment decreased by $40.3 million, or five percent, to $852.7 million for the first quarter of fiscal 2022 from $893.0 million in the same quarter of fiscal 2021. The average loans held for investment yield during the first quarter of fiscal 2022 decreased 16 basis points to 3.83 percent from 3.99 percent during the same quarter last year. The decrease in the average yield on loans receivable was primarily attributable to loans repricing downward, new loan originations with a lower average yield and loan payoffs of loans with a higher average yield than the existing portfolio.

Interest income from investment securities decreased $60,000, or 13 percent, to $418,000 in the first quarter of fiscal 2022 from $478,000 for the same quarter of fiscal 2021. This decrease was attributable to a lower average yield, partly offset by a higher average balance. The average investment securities yield decreased 46 basis points to 0.76 percent in the first quarter of fiscal 2022 from 1.22 percent in the same quarter of fiscal 2021. The decrease in the average investment securities yield was primarily attributable to investment securities purchases in fiscal 2021 at a lower average yield than the existing portfolio, a higher premium amortization during the current quarter in comparison to the same quarter last year ($510,000 vs. $359,000) and the downward repricing of adjustable rate mortgage-backed securities. The average balance of investment securities increased $63.7 million, or 41 percent, to $219.9 million in the first quarter of fiscal 2022 from $156.2 million in the same quarter of fiscal 2021. The increase in the average balance of investment securities was primarily attributable to purchases of investment securities in fiscal 2021, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first quarter of fiscal 2022 was $122,000, up $22,000 or 22 percent from the same quarter of fiscal 2021. The average balance of FHLB – San Francisco stock in the first quarter of fiscal 2022 increased two percent to $8.2 million from $8.0 million in the same quarter of fiscal 2021 and the average yield increased to 5.98 percent in the first quarter of fiscal 2022 from 5.02 percent in the same quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $31,000 in the first quarter of fiscal 2022, up 29 percent from $24,000 in the same quarter of fiscal 2021. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield earned on interest-earning deposits increased five basis points to 0.15 percent in the first quarter of fiscal 2022 from 0.10 percent in the comparable quarter last year. The average balance of the interest-earning deposits in the first quarter of fiscal 2022 was $82.2 million, a decrease of $11.1 million or 12 percent, from $93.3 million in the same quarter of fiscal 2021.

Interest Expense:

For the Quarter Ended September 30, 2021 and 2020. Total interest expense decreased by $495,000 or 37 percent to $858,000 in the first quarter of fiscal 2022 from $1.4 million in the same quarter last year. This decrease was attributable to lower borrowing expense and lower deposit expense.

Interest expense on deposits for the first quarter of fiscal 2022 was $313,000 as compared to $551,000 for the same period last year, a decrease of $238,000, or 43 percent. The decrease in interest expense on deposits was attributable to a lower average cost of deposits, partly offset by a higher average balance. The average cost of deposits improved, decreasing by 11 basis points to 0.13 percent during the first quarter of fiscal 2022 from 0.24 percent during the same quarter last year. The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance and a 29 basis-point decrease in the average cost of time deposits. The average cost of transaction accounts also decreased by four basis points. The average balance of deposits increased $53.0 million, or six percent, to $952.3 million during the quarter ended September 30, 2021 from $899.3 million during the same period last year. The increase in the average balance was primarily attributable to increases in transaction accounts, partly offset by a decrease in higher cost time deposits. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the first quarter of fiscal 2022 was 86 percent, compared to 81 percent in the same period of fiscal 2021.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first quarter of fiscal 2022 decreased $257,000, or 32 percent, to $545,000 from $802,000 for the same period last year. The decrease in interest expense on borrowings was the result of a lower average balance and, to a lesser extent, a lower average cost. The decrease in the average cost of borrowings was primarily due to prepayments and maturities of borrowings. The average balance of borrowings decreased $43.0 million, or 31 percent, to $97.7 million during the quarter ended September 30, 2021 from $140.7 million during the same period last year. The average cost of borrowings decreased five basis points to 2.21 percent for the quarter ended September 30, 2021 from 2.26 percent in the same quarter last year.

The following tables present the average balance sheets for the quarter ended September 30, 2021 and 2020, respectively:

Average Balance Sheets

	Quarter Ended			Quarter Ended
	September 30, 2021			September 30, 2020
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$852,741	$8,175	3.83%	$892,971	$8,917	3.99%
Investment securities	219,907	418	0.76%	156,235	478	1.22%
FHLB – San Francisco stock	8,155	122	5.98%	7,970	100	5.02%
Interest-earning deposits	82,207	31	0.15%	93,276	24	0.10%

Total interest-earning assets	1,163,010	8,746	3.01%	1,150,452	9,519	3.31%

Non interest-earning assets	31,749			31,624

Total assets	$1,194,759			$1,182,076

Interest-bearing liabilities:
Checking and money market accounts(2)	$501,297	$57	0.05%	$455,528	$91	0.08%
Savings accounts	313,267	41	0.05%	276,413	78	0.11%
Time deposits	137,753	215	0.62%	167,345	382	0.91%

Total deposits	952,317	313	0.13%	899,286	551	0.24%

Borrowings	97,742	545	2.21%	140,711	802	2.26%

Total interest-bearing liabilities	1,050,059	858	0.32%	1,039,997	1,353	0.52%

Non interest-bearing liabilities	17,540			17,735

Total liabilities	1,067,599			1,057,732

Stockholders’ equity	127,160			124,344
Total liabilities and stockholders’ equity	$1,194,759			$1,182,076

Net interest income		$7,888			$8,166

Interest rate spread(3)			2.69%			2.79%
Net interest margin(4)			2.71%			2.84%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.76%			110.62%
Return on average assets			0.89%			0.50%
Return on average equity			8.39%			4.78%

(1)	Includes non-performing loans and net deferred loan cost amortization of $441 thousand and $466 thousand for the quarter ended September 30, 2021 and 2020, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $121.9 million and $115.8 million during the quarter ended September 30, 2021 and 2020, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarter ended September 30, 2021 and 2020, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended September 30, 2021 Compared
	To Quarter Ended September 30, 2020
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$(357)	$(401)	$16	$(742)
Investment securities	(181)	194	(73)	(60)
FHLB – San Francisco stock	20	2	—	22
Interest-earning deposits	11	(3)	(1)	7
Total net change in income on interest-earning assets	(507)	(208)	(58)	(773)

Interest-bearing liabilities:
Checking and money market accounts	(40)	9	(3)	(34)
Savings accounts	(41)	10	(6)	(37)
Time deposits	(121)	(68)	22	(167)
Borrowings	(17)	(245)	5	(257)
Total net change in expense on interest-bearing liabilities	(219)	(294)	18	(495)
Net (decrease) increase in net interest income	$(288)	$86	$(76)	$(278)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarter Ended September 30, 2021 and 2020. During the first quarter of fiscal 2022, the Corporation recorded a recovery from the allowance for loan losses of $339,000, as compared to a provision for loan losses of $220,000 in the same period of fiscal 2021. The recovery from the allowance for loan losses for the first quarter of fiscal 2022 was due to an improved credit quality and payoffs of non-performing loans; while the provision for loan losses recorded in the first quarter of fiscal 2021 primarily reflected the deterioration in forecasted economic metrics at September 30, 2020 as a result of the COVID-19 pandemic, partly offset by the decrease in loan balances.

Non-performing loans, net of the allowance for loan losses and fair value adjustments, decreased 23 percent to $6.6 million at September 30, 2021 from $8.6 million at June 30, 2021 and were $4.5 million at September 30, 2020. Net loan recoveries in the first quarter of fiscal 2022 were $165,000 or 0.08 percent (annualized) of average loans receivable, as compared to net loan recoveries of $5,000 or 0.00 percent (annualized) of average loans receivable in the same quarter of fiscal 2021. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $8.2 million at September 30, 2021 as compared to $10.4 million at June 30, 2021 and $10.6 million at September 30, 2020. Classified loans, net of the allowance for loan losses and fair value adjustments, at September 30, 2021 were comprised of $1.6 million of loans in the special mention category and $6.6 million of loans in the substandard category as compared to $1.8 million of loans in the special mention category and $8.6 million of loans in the substandard category at June 30, 2021.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank’s charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies. See related discussion of “Asset Quality.”

At September 30, 2021, the allowance for loan losses was $7.4 million, comprised of collectively evaluated allowances of $7.1 million and individually evaluated allowances of $260,000; in comparison to the allowance for loan losses of $7.6 million at June 30, 2021, comprised of collectively evaluated allowances of $7.2 million and individually evaluated allowances of $384,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.86 percent at September 30, 2021 as compared to 0.88 percent at June 30, 2021. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment. For further analysis on the allowance for loan losses, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Corporation’s financial condition and results of operations.

Non-Interest Income:

For the Quarter Ended September 30, 2021 and 2020. Total non-interest income decreased $90,000, or eight percent, to $1.1 million for the quarter ended September 30, 2021 from $1.2 million for the same period last year. The decrease was primarily attributable to a decrease in loan servicing and other fees.

Loan servicing and other fees decreased $219,000 or 54 percent to $186,000 in the first quarter of fiscal 2022 from $405,000 in the same quarter last year. The decrease was due primarily to lower loan prepayment fees resulting from lower loan payoffs, particularly in multi-family loans. Total loan prepayment fees in the first quarter of fiscal 2022 was $213,000, down 50 percent from $430,000 in the same period last year. Total loan repayments were $53.9 million in the first quarter of fiscal 2022, down 19 percent from $66.3 million in the same period last year.

Non-Interest Expense:

For the Quarter Ended September 30, 2021 and 2020. Total non-interest expense in the quarter ended September 30, 2021 was $5.7 million, a decrease of $1.3 million, or 19 percent, as compared to $7.0 million in the quarter ended September 30, 2020. The decrease was primarily attributable to a decrease in salaries and employee benefits expenses.

Salaries and employee benefits expense decreased $1.3 million, or 30 percent, to $3.1 million in the first quarter of fiscal 2022 from $4.4 million in the same period of fiscal 2021. The decrease was due primarily to a $1.2 million credit for the Employee Retention Tax Credit (“ERTC”). The ERTC was recorded for qualified wages consistent with the Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021 where eligible employers can claim a maximum credit equal to 70 percent of $10,000 of qualified wages paid to an employee per calendar quarter.

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

For the Quarter Ended September 30, 2021 and 2020. The Corporation’s income tax provision was $961,000 for the first quarter of fiscal 2022, a 51 percent increase from $635,000 in the same quarter last year, primarily due to a higher income before income taxes. The effective income tax rate for the quarter ended September 30, 2021 was 26.5 percent as compared to 30.0 percent for the quarter ended September 30, 2020, attributable to the tax benefits from the non-taxable treatment of the ERTC for state tax purposes. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2022 reflects its current income tax obligations.

Asset Quality

Non-performing assets were comprised solely of non-performing loans at both September 30, 2021 and June 30, 2021. Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, was $6.6 million at September 30, 2021, down 23 percent from $8.6 million at June 30, 2021. Non-performing loans as a percentage of loans held for investment at September 30, 2021 was 0.77%, down from 1.02% at June 30, 2021. The non-performing loans at September 30, 2021 are comprised of 20 single-family loans and one multi-

family loan; while the non-performing loans at June 30, 2021 are comprised of 27 single-family loans and one multi-family loan. No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of September 30, 2021, total restructured loans were $7.9 million, unchanged from June 30, 2021. At September 30, 2021, a total of $5.1 million or 65 percent of these restructured loans were classified as non-performing; while at June 30, 2021, a total of $7.0 million or 89 percent of these restructured loans were classified as non-performing. As of September 30, 2021, a total of $6.7 million or 85 percent of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $7.7 million or 97 percent of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2021. Restructured loans which are performing in accordance with their modified terms and not otherwise classified as non-accrual are not included in non-performing assets. For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

There was no real estate owned at either September 30, 2021 or June 30, 2021.

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

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:

	At September 30,	At June 30,
(In Thousands)	2021	2021
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$739	$882
Multi-family	775	781
Total	1,514	1,663

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	5,102	6,983
Total	5,102	6,983

Total non-performing loans	6,616	8,646

Real estate owned, net	—	—
Total non-performing assets	$6,616	$8,646

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.77%	1.02%

Non-performing loans as a percentage of total assets	0.55%	0.73%

Non-performing assets as a percentage of total assets	0.55%	0.73%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:

	At September 30, 2021		At June 30, 2021
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$1,610	4	$1,767	4
Total special mention loans	1,610	4	1,767	4

Substandard loans:
Mortgage loans:
Single-family	5,841	22	7,865	29
Multi-family	774	1	781	1
Total substandard loans	6,615	23	8,646	30

Total classified loans	8,225	27	10,413	34

Real estate owned	—	—	—	—

Total classified assets	$8,225	27	$10,413	34

Total classified assets as a percentage of total assets	0.69%		0.88%

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and purchased for investment for the quarter indicated:

	For the Quarter Ended
	September 30,
(In Thousands)	2021	2020
Loans originated for investment:
Mortgage loans:
Single-family	$34,420	$23,199
Multi-family	25,318	12,909
Commercial real estate	1,200	1,860
Construction	—	1,140
Total loans originated for investment	60,938	39,108

Loans purchased for investment:
Mortgage loans:
Multi-family	—	8,938
Total loans purchased for investment	—	8,938

Mortgage loan principal payments	(53,859)	(66,323)
Increase in other items, net(1)	996	434

Net increase (decrease) in loans held for investment	$8,075	$(17,843)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, advance payments of escrows and repurchases.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first three months of fiscal 2022 and 2021, the Corporation originated and purchased loans held for investment of $60.9 million and $48.0 million, respectively. At September 30, 2021, the Corporation had loan origination commitments totaling $22.5 million, undisbursed lines of credit totaling $856,000 and undisbursed construction loan funds totaling $3.8 million. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. During the first three months of fiscal 2022 and 2021, total loan repayments were $53.9 million and $66.3 million, respectively.

The Corporation’s primary financing activity is gathering deposits. During the first three months of fiscal 2022, the net increase in deposits was $18.8 million or two percent, due to an increase in transaction accounts, partly offset by a decrease in time deposits. Transaction account balances increased $23.8 million, or three percent, to $821.3 million at September 30, 2021 from $797.5 million at June 30, 2021, while time deposits decreased $4.9 million, or three percent, to $135.5 million at September 30, 2021 from $140.4 million at June 30, 2021. At September 30, 2021, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $66.6 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $11.0 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At September 30, 2021, total cash and cash equivalents were $88.2 million, or seven percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of September 30, 2021, total borrowings were $90.0 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility available was $305.8 million and the remaining available collateral was $338.6 million. In addition, the Bank has secured a $189.8 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $201.9 million. As of September 30, 2021, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2022 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of September 30, 2021.

During the quarter ended September 30, 2021, the Corporation purchased 49,764 shares of the Corporation’s common stock under the April 2020 stock repurchase plan with a weighted average cost of $17.10 per share. As of September 30, 2021, there are 217,069 shares available for purchase until the plan expires on April 27, 2022. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2021 decreased slightly to 31.5 percent from 32.0 percent for the quarter ended June 30, 2021.

The Bank, as a federally-chartered, federally insured savings bank, is subject to the capital requirements established by the OCC. Under the OCC’s capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

At September 30, 2021, the Bank exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at September 30, 2021 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of September 30, 2021
Tier 1 leverage capital (to adjusted average assets)	$117,229	9.81%	$47,784	4.00%	$59,730	5.00%
CET1 capital (to risk-weighted assets)	$117,229	18.90%	$43,410	7.00%	$40,309	6.50%
Tier 1 capital (to risk-weighted assets)	$117,229	18.90%	$52,712	8.50%	$49,612	8.00%
Total capital (to risk-weighted assets)	$124,746	20.12%	$65,115	10.50%	$62,014	10.00%

As of June 30, 2021
Tier 1 leverage capital (to adjusted average assets)	$121,621	10.19%	$47,736	4.00%	$59,670	5.00%
CET1 capital (to risk-weighted assets)	$121,621	18.58%	$45,816	7.00%	$42,544	6.50%
Tier 1 capital (to risk-weighted assets)	$121,621	18.58%	$55,634	8.50%	$52,361	8.00%
Total capital (to risk-weighted assets)	$129,335	19.76%	$68,724	10.50%	$65,452	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

In addition to the minimum CET1, Tier 1 and Total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of September 30, 2021, the capital conservation buffer required a minimum of 2.50% of risk weighted assets.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation. In the first three months of fiscal 2022, the Bank paid a cash dividend of $7.5 million to the Corporation, while the Corporation paid $1.1 million of cash dividends to its shareholders.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2021	2021	2020

Loans serviced for others (in thousands)	$46,454	$50,448	$77,562

Book value per share	$17.12	$16.88	$16.75

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of September 30, 2021, the targeted federal funds rate range was 0.00% to 0.25%, making an immediate change of -200 basis points or more improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2021 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$258,129	$107,227	$1,327,772	19.44%	+718	bp
+200 bp	$230,437	$79,535	$1,303,311	17.68%	+542	bp
+100 bp	$196,020	$45,118	$1,272,205	15.41%	+315	bp
-	$150,902	$—	$1,230,479	12.26%	—
-100 bp	$127,275	$(23,627)	$1,206,178	10.55%	-171	bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2021 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at September 30, 2021 and June 30, 2021.

	At September 30, 2021		At June 30, 2021
	(-100 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.26%		12.54%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.55%		11.25%
Sensitivity Measure: Change in NPV Ratio	-171	bp	-129	bp

The pre-shock NPV ratio decreased 28 basis points to 12.26 percent at September 30, 2021 from 12.54 percent at June 30, 2021 and the post-shock NPV ratio decreased 70 basis points to 10.55 percent at September 30, 2021 from 11.25 percent at June 30, 2021. The decrease of the NPV ratios was primarily attributable to a $7.5 million cash dividend distribution from the Bank to Provident Financial Holdings, Inc. in September 2021 and the changes in the composition of the balance sheet and interest rates, partly offset by net income in the first three months of fiscal 2022.

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

The Corporation measures and evaluates the potential effects of interest rate movements through an interest rate sensitivity "gap" analysis. Interest rate sensitivity reflects the potential effect on net interest income when there is movement in interest rates. For loans, securities and liabilities with contractual maturities, the table presents contractual repricing or scheduled maturity. For transaction accounts (checking, money market and savings deposits) that have no contractual maturity, the table presents estimated principal cash flows and, as applicable, the Corporation’s historical experience, management’s judgment and statistical analysis concerning their most likely withdrawal behaviors.

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of September 30, 2021:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of September 30, 2021
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$82,640	$—	$—	$5,609	$88,249
Investment securities	15,014	—	—	194,123	209,137
Loans held for investment	267,666	198,184	219,377	173,808	859,035
FHLB - San Francisco stock	8,155	—	—	—	8,155
Other assets	2,909	—	—	24,796	27,705
Total assets	376,384	198,184	219,377	398,336	1,192,281

Repricing Liabilities and Equity:
Checking deposits - non interest-bearing	—	—	—	120,883	120,883
Checking deposits - interest bearing	51,192	102,384	102,384	85,321	341,281
Savings deposits	63,664	127,327	127,327	—	318,318
Money market deposits	20,393	20,392	—	—	40,785
Time deposits	77,577	45,183	11,934	781	135,475
Borrowings	30,000	40,000	20,000	—	90,000
Other liabilities	244	—	—	17,060	17,304
Stockholders' equity	—	—	—	128,235	128,235
Total liabilities and stockholders' equity	243,070	335,286	261,645	352,280	1,192,281

Repricing gap positive (negative)	$133,314	$(137,102)	$(42,268)	$46,056	$—
Cumulative repricing gap:
Dollar amount	$133,314	$(3,788)	$(46,056)	$—	$—
Percent of total assets	11%	—%	(4)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

The static gap analysis shows a positive position in the 12 months or less "cumulative repricing gap - dollar amount" category, indicating more assets are sensitive to repricing than liabilities. Management views non-interest bearing checking deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecast balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at September 30, 2021 and June 30, 2021.

At September 30, 2021		At June 30, 2021
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	6.24%	+300 bp	4.55%
+200 bp	3.05%	+200 bp	2.06%
+100 bp	0.88%	+100 bp	0.23%
-100 bp	0.63%	-100 bp	0.22%

At September 30, 2021 and June 30, 2021, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project a smaller increase in net interest income over the subsequent 12-month period at September 30, 2021 and June 30, 2021.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2021 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2022.

				(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
July 1, 2021 – July 31, 2021	—	$—	—	266,833
August 1, 2021 – August 31, 2021	25,674	$17.17	25,674	241,159
September 1, 2021 – September 30, 2021	24,090	$17.02	24,090	217,069
Total	49,764	$17.10	49,764	217,069

(1)	Represents the remaining shares available for future purchases under the April 2020 stock repurchase plan.

During the quarter ended September 30, 2021, the Corporation purchased 49,764 shares of the Corporation’s common stock under the April 2020 stock repurchase plan with a weighted average cost of $17.10 per share. As of September 30, 2021, there are 217,069 shares available for purchase until the plan expires on April 27, 2022. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

During the quarter ended September 30, 2021, there was no stock option or restricted stock activity and the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed on September 30, 2021)

4.1	Form of Certificate of Provident’s Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 5, 2021	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)