Form 10-Q
period 2021-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2022-02-08
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2022, there were 7,369,567 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of December 31, 2021 and June 30, 2021	1
	Condensed Consolidated Statements of Operations for the Quarters and Six Months Ended December 31, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Six Months Ended December 31, 2021 and 2020	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Six Months Ended December 31, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2021 and 2020	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	35
	Safe-Harbor Statement	36
	Critical Accounting Policies	37
	Executive Summary and Operating Strategy	37
	Off-Balance Sheet Financing Arrangements	38
	Comparison of Financial Condition at December 31, 2021 and June 30, 2021	38
	Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2021 and 2020	40
	Asset Quality	48
	Loan Volume Activities	51
	Liquidity and Capital Resources	51
	Supplemental Information	53

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	53

ITEM 4 -	Controls and Procedures	57

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	58
ITEM 1A -	Risk Factors	58
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	58
ITEM 3 -	Defaults Upon Senior Securities	59
ITEM 4 -	Mine Safety Disclosures	59
ITEM 5 -	Other Information	59
ITEM 6 -	Exhibits	60

SIGNATURES		61

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share Information

	December 31,	June 30,
(In Thousands, Except Share Information)	2021	2021
Assets
Cash and cash equivalents	$85,680	$70,270
Investment securities - held to maturity, at cost	205,065	223,306
Investment securities - available for sale, at fair value	3,118	3,587
Loans held for investment, net of allowance for loan losses $6,608 and $7,587, respectively; includes $1,555 and $1,874 at fair value, respectively	852,006	850,960
Accrued interest receivable	2,862	2,999
Federal Home Loan Bank (“FHLB”) - San Francisco stock	8,155	8,155
Premises and equipment, net	8,942	9,377
Prepaid expenses and other assets	16,577	14,942

Total assets	$1,182,405	$1,183,596

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$112,022	$123,179
Interest-bearing deposits	844,326	814,794
Total deposits	956,348	937,973

Borrowings	80,000	100,983
Accounts payable, accrued interest and other liabilities	18,123	17,360
Total liabilities	1,054,471	1,056,316

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value; (40,000,000 and 40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued respectively; 7,389,943 and 7,541,469 outstanding, respectively)	183	183
Additional paid-in capital	98,404	97,978
Retained earnings	200,569	197,733
Treasury stock at cost (10,839,672 and 10,688,146 shares, respectively)	(171,280)	(168,686)
Accumulated other comprehensive income, net of tax	58	72

Total stockholders’ equity	127,934	127,280

Total liabilities and stockholders’ equity	$1,182,405	$1,183,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Information)	2021	2020	2021	2020
Interest income:
Loans receivable, net	$7,920	$8,344	$16,095	$17,261
Investment securities	433	448	851	926
FHLB - San Francisco stock	123	100	245	200
Interest-earning deposits	35	17	66	41
Total interest income	8,511	8,909	17,257	18,428

Interest expense:
Checking and money market deposits	58	79	115	170
Savings deposits	45	54	86	132
Time deposits	199	335	414	717
Borrowings	546	803	1,091	1,605
Total interest expense	848	1,271	1,706	2,624

Net interest income	7,663	7,638	15,551	15,804
(Recovery) provision for loan losses	(1,067)	39	(1,406)	259
Net interest income, after (recovery) provision for loan losses	8,730	7,599	16,957	15,545

Non-interest income:
Loan servicing and other fees	444	120	630	525
Deposit account fees	325	329	637	639
Card and processing fees	399	368	804	732
Other	200	157	366	237
Total non-interest income	1,368	974	2,437	2,133

Non-interest expense:
Salaries and employee benefits(1)	4,455	4,301	7,575	8,744
Premises and occupancy	758	865	1,663	1,768
Equipment expense	314	273	602	548
Professional expense	348	402	809	816
Sales and marketing expense	149	227	291	340
Deposit insurance premium and regulatory assessments	136	141	273	275
Other	739	707	1,354	1,410
Total non-interest expense	6,899	6,916	12,567	13,901

Income before income taxes	3,199	1,657	6,827	3,777
Provision for income taxes	935	481	1,896	1,116
Net income	$2,264	$1,176	$4,931	$2,661

Basic earnings per share	$0.30	$0.16	$0.66	$0.36
Diluted earnings per share	$0.30	$0.16	$0.65	$0.36

(1)	Includes a $1.2 million credit from the Employee Retention Tax Credit for the six months ended December 31, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2021	2020	2021	2020
Net income	$2,264	$1,176	$4,931	$2,661

Change in unrealized holding losses on securities available for sale and interest-only strips	(11)	(27)	(20)	(34)
Reclassification of losses to net income	—	—	—	—
Other comprehensive loss, before income tax benefit	(11)	(27)	(20)	(34)
Income tax benefit	(3)	(8)	(6)	(10)
Other comprehensive loss	(8)	(19)	(14)	(24)
Total comprehensive income	$2,256	$1,157	$4,917	$2,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share Information

For the Quarters and Six Months Ended December 31, 2021 and 2020:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2021	7,491,705	$183	$98,179	$199,344	$(169,537)	$66	$128,235

Net income				2,264			2,264
Other comprehensive loss						(8)	(8)
Purchase of treasury stock	(102,762)				(1,734)		(1,734)
Distribution of restricted stock	1,000						—
Awards of restricted stock	—		(9)		9		—
Forfeiture of restricted stock			18		(18)		—
Amortization of restricted stock			204				204
Stock options expense			12				12
Cash dividends(1)				(1,039)			(1,039)

Balance at December 31, 2021	7,389,943	$183	$98,404	$200,569	$(171,280)	$58	$127,934

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2021.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2020	7,441,259	$181	$95,948	$194,789	$(166,358)	$99	$124,659

Net income				1,176			1,176
Other comprehensive loss						(19)	(19)
Purchase of treasury stock(1)	(505)				(6)		(6)
Distribution of restricted stock	1,500						—
Amortization of restricted stock			200				200
Stock options expense			16				16
Cash dividends(2)				(1,042)			(1,042)

Balance at December 31, 2020	7,442,254	$181	$96,164	$194,923	$(166,364)	$80	$124,984

(1)	Includes the purchase of 505 shares of distributed restricted stock in settlement of employee withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2020.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2021	7,541,469	$183	$97,978	$197,733	$(168,686)	$72	$127,280

Net income				4,931			4,931
Other comprehensive loss						(14)	(14)
Purchase of treasury stock(1)	(152,526)				(2,585)		(2,585)
Distribution of restricted stock	1,000						—
Awards of restricted stock	—		(9)		9		—
Forfeiture of restricted stock			18		(18)		—
Amortization of restricted stock			393				393
Stock options expense			24				24
Cash dividends(2)				(2,095)			(2,095)

Balance at December 31, 2021	7,389,943	$183	$98,404	$200,569	$(171,280)	$58	$127,934

(1)	Cash dividends of $0.28 per share were paid in the six months ended December 31, 2021.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2020	7,436,315	$181	$95,593	$194,345	$(166,247)	$104	$123,976
							—
Net income				2,661			2,661
Other comprehensive loss						(24)	(24)
Purchase of treasury stock	(3,061)				(36)		(36)
Distribution of restricted stock	9,000						—
Forfeiture of restricted stock			81		(81)		—
Amortization of restricted stock			441				441
Stock options expense			49				49
Cash dividends(1)				(2,083)			(2,083)

Balance at December 31, 2020	7,442,254	$181	$96,164	$194,923	$(166,364)	$80	$124,984

(1)	Includes the purchase of 3,061 shares of distributed restricted stock in settlement of employee withholding tax obligations
(2)	Cash dividends of $0.28 per share were paid in the six months ended December 31, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Six Months Ended
	December 31,
(In Thousands)	2021	2020
Cash flows from operating activities:
Net income	$4,931	$2,661
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	2,818	2,796
(Recovery) provision for loan losses	(1,406)	259
Stock-based compensation	417	490
Provision (benefit) for deferred income taxes	486	(344)
Increase in accounts payable, accrued interest and other liabilities	743	952
Increase in prepaid expenses and other assets	(2,304)	(81)
Net cash provided by operating activities	5,685	6,733

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(703)	46,464
Purchase of investment securities - held to maturity	(15,204)	(107,230)
Maturity of investment securities - held to maturity	400	600
Principal payments from investment securities - held to maturity	32,093	21,269
Principal payments from investment securities - available for sale	450	527
Purchase of premises and equipment	(23)	(207)
Net cash provided by (used for) investing activities	17,013	(38,577)

Cash flows from financing activities:
Net increase in deposits	18,375	16,999
Repayments of long-term borrowings	(20,983)	(20,032)
Repayments of short-term borrowings, net	—	(5,000)
Treasury stock purchases	(2,585)	(36)
Withholding taxes on stock-based compensation	—	(37)
Cash dividends	(2,095)	(2,083)
Net cash used for financing activities	(7,288)	(10,189)

Net increase (decrease) in cash and cash equivalents	15,410	(42,033)
Cash and cash equivalents at beginning of period	70,270	116,034
Cash and cash equivalents at end of period	$85,680	$74,001
Supplemental information:
Cash paid for interest	$1,758	$2,742
Cash paid for income taxes	$1,625	$2,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2021

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2021 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2021. The results of operations for the quarter and six months ended December 31, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2022.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are material to the Corporation as previously disclosed in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended June 30, 2021, other than:

ASU 2021-10:

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” This ASU requires the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) Information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and (3) Significant terms and conditions of the transactions, including commitments and contingencies. This ASU is effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of this ASU is permitted. The Corporation is in the process of evaluating the potential impact of the adoption that this ASU will have on the Corporation’s consolidated financial statements.

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

As of December 31, 2021 and 2020, there were outstanding options to purchase 431,000 shares and 549,000 shares of the Corporation’s common stock, respectively. Of those shares, as of December 31, 2021 and 2020, there were 130,000 shares and 135,000 shares, respectively, that were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2021 and 2020, there were outstanding restricted stock awards of 99,250 shares and 207,500 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2021 and 2020, respectively.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands, Except Earnings Per Share)	2021	2020	2021	2020
Numerator:
Net income – numerator for basic earnings per share and	$2,264	$1,176	$4,931	$2,661
diluted earnings per share - available to common
stockholders

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,435	7,442	7,483	7,439

Effect of dilutive shares:
Stock options	37	37	39	29
Restricted stock	11	13	7	7

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed	7,483	7,492	7,529	7,475
conversions

Basic earnings per share	$0.30	$0.16	$0.66	$0.36
Diluted earnings per share	$0.30	$0.16	$0.65	$0.36

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2021 and June 30, 2021 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
December 31, 2021	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$203,228	$1,207	$(1,778)	$202,657	$203,228
U.S. SBA securities(2)	1,237	9	—	1,246	1,237
Certificate of deposits	600	—	—	600	600
Total investment securities - held to maturity	$205,065	$1,216	$(1,778)	$204,503	$205,065

Available for sale
U.S. government agency MBS	$1,905	$60	$—	$1,965	$1,965
U.S. government sponsored enterprise MBS	994	13	—	1,007	1,007
Private issue CMO(3)	144	2	—	146	146
Total investment securities - available for sale	$3,043	$75	$—	$3,118	$3,118
Total investment securities	$208,108	$1,291	$(1,778)	$207,621	$208,183

(1)Mortgage-Backed Securities (“MBS”).
(2)Small Business Administration (“SBA”).
(3)Collateralized Mortgage Obligations (“CMO”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2021	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$220,448	$2,209	$(810)	$221,847	$220,448
U.S. SBA securities	1,858	16	—	1,874	1,858
Certificate of deposits	1,000	—	—	1,000	1,000
Total investment securities - held to maturity	$223,306	$2,225	$(810)	$224,721	$223,306

Available for sale
U.S. government agency MBS	$2,146	$76	$—	$2,222	$2,222
U.S. government sponsored enterprise MBS	1,197	14	—	1,211	1,211
Private issue CMO	151	3	—	154	154
Total investment securities - available for sale	$3,494	$93	$—	$3,587	$3,587
Total investment securities	$226,800	$2,318	$(810)	$228,308	$226,893

In the second quarter of fiscal 2022 and 2021, the Corporation received MBS principal payments of $15.5 million and $12.4 million, respectively, and there were no sales of investment securities during these periods. The Corporation purchased $15.0 million of U.S. government sponsored enterprise MBS to be held to maturity in the second quarter of fiscal 2022 and purchased $21.5 million of U.S. government sponsored enterprise MBS to be held to maturity in the second quarter of fiscal 2021.

For the first six months of fiscal 2022 and 2021, the Corporation received MBS principal payments of $32.5 million and $21.8 million, respectively, and there were no sales of investment securities during these periods. The Corporation purchased $15.0 million of U.S. government sponsored enterprise MBS to be held to maturity in the first six months of fiscal 2022 and purchased $106.4 million of U.S. government sponsored enterprise MBS to be held to maturity in the same period of fiscal 2021.

The Corporation held investments with an unrealized loss position of $1.8 million at December 31, 2021 and $810,000 at June 30, 2021.

As of December 31, 2021	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$138,638	$1,411	$8,435	$367	$147,073	$1,778
Total investment securities - held to maturity	$138,638	$1,411	$8,435	$367	$147,073	$1,778

Total investment securities	$138,638	$1,411	$8,435	$367	$147,073	$1,778

As of June 30, 2021	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$84,600	$810	$—	$—	$84,600	$810
U.S. SBA securities	—	—	—	—	—	—
Total investment securities - held to maturity	$84,600	$810	$—	$—	$84,600	$810

Total investment securities	$84,600	$810	$—	$—	$84,600	$810

The Corporation evaluates individual investment securities quarterly for other-than-temporary declines in market value. At December 31, 2021, $367,000 of the $1.8 million of unrealized holding losses were 12 months or more; while at June 30, 2021, none of the $810,000 of unrealized holding losses were 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At December 31, 2021 and 2020, the Corporation did not have any investment securities with the intent to sell and determined it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded for the quarters and six months ended December 31, 2021 and 2020.

Contractual maturities of investment securities as of December 31, 2021 and June 30, 2021 were as follows:

	December 31, 2021		June 30, 2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$1,120	$1,139	$1,209	$1,218
Due after one through five years	12,545	13,013	14,544	15,179
Due after five through ten years	89,740	89,656	90,798	91,780
Due after ten years	101,660	100,695	116,755	116,544
Total investment securities - held to maturity	$205,065	$204,503	$223,306	$224,721

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	70	71	—	—
Due after ten years	2,973	3,047	3,494	3,587
Total investment securities - available for sale	$3,043	$3,118	$3,494	$3,587
Total investment securities	$208,108	$207,621	$226,800	$228,308

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	December 31,	June 30,
(In Thousands)	2021	2021
Mortgage loans:
Single-family	$290,245	$268,272
Multi-family	466,467	484,408
Commercial real estate	91,236	95,279
Construction(1)	3,501	3,040
Other	134	139
Commercial business loans(2)	362	849
Consumer loans(3)	78	95
Total loans held for investment, gross	852,023	852,082

Advance payments of escrows	124	157
Deferred loan costs, net	6,467	6,308
Allowance for loan losses	(6,608)	(7,587)
Total loans held for investment, net	$852,006	$850,960

(1)	Net of $4.6 million and $4.5 million of undisbursed loan funds as of December 31, 2021 and June 30, 2021, respectively.
(2)	Net of $941 thousand and $460 thousand of undisbursed lines of credit as of December 31, 2021 and June 30, 2021, respectively.
(3)	Net of $407 thousand and $425 thousand of undisbursed lines of credit as of December 31, 2021 and June 30, 2021, respectively.

The following table sets forth information at December 31, 2021 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised seven percent of loans held for investment at December 31, 2021 as compared to four percent at June 30, 2021, respectively. Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$50,760	$34,955	$32,562	$111,285	$60,683	$290,245
Multi-family	150,217	119,331	159,947	36,776	196	466,467
Commercial real estate	46,711	30,561	13,964	—	—	91,236
Construction	2,888	—	—	—	613	3,501
Other	—	—	—	—	134	134
Commercial business loans	19	—	—	—	343	362
Consumer loans	78	—	—	—	—	78
Total loans held for investment, gross	$250,673	$184,847	$206,473	$148,061	$61,969	$852,023

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

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass - These loans range from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the bank is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	December 31, 2021
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$288,421	$464,923	$91,236	$3,501	$134	$362	$78	$848,655
Substandard	1,824	1,544	—	—	—	—	—	3,368
Total loans held for investment, gross	$290,245	$466,467	$91,236	$3,501	$134	$362	$78	$852,023

	June 30, 2021
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$258,217	$483,289	$95,279	$3,040	$139	$849	$95	$840,908
Special Mention	1,767	—	—	—	—	—	—	1,767
Substandard	8,288	1,119	—	—	—	—	—	9,407
Total loans held for investment, gross	$268,272	$484,408	$95,279	$3,040	$139	$849	$95	$852,082

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment. These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans. The provision (recovery) for (from) the allowance for loan losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation’s loans held for investment, will not request a significant increase in its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control. In response to the COVID-19 pandemic, which has negatively impacted the economic environment, the qualitative component was increased in the allowance for loan losses methodology reflecting the uncertain economic environment upon the onset of the pandemic. However, an improved economic outlook has developed in the last few quarters which reduced the qualitative component as the forecasted impact of the pandemic on the credit quality of the loan portfolio in future quarters diminished.

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2021	2020	2021	2020

Allowance at beginning of period	$7,413	$8,490	$7,587	$8,265

(Recovery) provision for loan losses	(1,067)	39	(1,406)	259

Recoveries:
Mortgage loans:
Single-family	262	9	427	14
Consumer loans	—	1	—	1
Total recoveries	262	10	427	15

Charge-offs:
Consumer loans	—	(1)	—	(1)
Total charge-offs	—	(1)	—	(1)

Net recoveries (charge-offs)	262	9	427	14
Balance at end of period	$6,608	$8,538	$6,608	$8,538

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.77%	0.99%	0.77%	0.99%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.12)%	(0.00)%	(0.10)%	(0.00)%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	December 31, 2021
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$288,421	$—	$1,824	$290,245
Multi-family	464,923	—	1,544	466,467
Commercial real estate	91,236	—	—	91,236
Construction	3,501	—	—	3,501
Other	134	—	—	134
Commercial business loans	362	—	—	362
Consumer loans	75	3	—	78
Total loans held for investment, gross	$848,652	$3	$3,368	$852,023

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2021
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$259,984	$—	$8,288	$268,272
Multi-family	483,289	—	1,119	484,408
Commercial real estate	95,279	—	—	95,279
Construction	3,040	—	—	3,040
Other	139	—	—	139
Commercial business loans	849	—	—	849
Consumer loans	88	7	—	95
Total loans held for investment, gross	$842,668	$7	$9,407	$852,082

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended December 31, 2021
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$1,827	$4,525	$967	$49	$3	$37	$5	$7,413
(Recovery) provision for loan losses	(693)	(306)	(52)	6	—	(22)	—	(1,067)
Recoveries	262	—	—	—	—	—	—	262
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608

Allowance for loan losses:
Individually evaluated for impairment	$52	$—	$—	$—	$—	$—	$—	$52
Collectively evaluated for impairment	1,344	4,219	915	55	3	15	5	6,556
Allowance for loan losses, end of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608

Loans held for investment:
Individually evaluated for impairment	$1,583	$—	$—	$—	$—	$—	$—	$1,583
Collectively evaluated for impairment	288,662	466,467	91,236	3,501	134	362	78	850,440
Total loans held for investment, gross	$290,245	$466,467	$91,236	$3,501	$134	$362	$78	$852,023
Allowance for loan losses as a percentage of gross loans held for investment	0.48%	0.90%	1.00%	1.57%	2.24%	4.14%	6.41%	0.77%

	Quarter Ended December 31, 2020
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,671	$4,490	$1,162	$116	$3	$42	$6	$8,490
Provision (recovery) for loan losses	26	50	(30)	(6)	—	(1)	—	39
Recoveries	9	—	—	—	—	—	1	10
Charge-offs	—	—	—	—	—	—	(1)	(1)
Allowance for loan losses, end of period	$2,706	$4,540	$1,132	$110	$3	$41	$6	$8,538

Allowance for loan losses:
Individually evaluated for impairment	$570	$—	$—	$—	$—	$—	$—	$570
Collectively evaluated for impairment	2,136	4,540	1,132	110	3	41	6	7,968
Allowance for loan losses, end of period	$2,706	$4,540	$1,132	$110	$3	$41	$6	$8,538

Loans held for investment:
Individually evaluated for impairment	$9,237	$—	$—	$—	$—	$—	$—	$9,237
Collectively evaluated for impairment	248,627	488,412	102,551	7,135	141	882	95	847,843
Total loans held for investment, gross	$257,864	$488,412	$102,551	$7,135	$141	$882	$95	$857,080
Allowance for loan losses as a percentage of gross loans held for investment	1.05%	0.93%	1.10%	1.54%	2.13%	4.65%	6.32%	0.99%

	Six Months Ended December 31, 2021
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total

Allowance at beginning of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587
(Recovery) provision for loan losses	(1,031)	(266)	(91)	4	—	(21)	(1)	(1,406)
Recoveries	427	—	—	—	—	—	—	427
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608

Allowance:
Individually evaluated for impairment	$52	$—	$—	$—	$—	$—	$—	$52
Collectively evaluated for impairment	1,344	4,219	915	55	3	15	5	6,556
Allowance for loan losses, end of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608

Gross Loans:
Individually evaluated for impairment	$1,583	$—	$—	$—	$—	$—	$—	$1,583
Collectively evaluated for impairment	288,662	466,467	91,236	3,501	134	362	78	850,440
Total loans held for investment, gross	$290,245	$466,467	$91,236	$3,501	$134	$362	$78	$852,023
Allowance for loan losses as a percentage of gross loans held for investment	0.48%	0.90%	1.00%	1.57%	2.24%	4.14%	6.41%	0.77%

	Six Months Ended December 31, 2020
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total

Allowance at beginning of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265
(Recovery) provision for loan losses	70	211	22	(61)	—	17	—	259
Recoveries	14	—	—	—	—	—	1	15
Charge-offs	—	—	—	—	—	—	(1)	(1)
Allowance for loan losses, end of period	$2,706	$4,540	$1,132	$110	$3	$41	$6	$8,538

Allowance:
Individually evaluated for impairment	$570	$—	$—	$—	$—	$—	$—	$570
Collectively evaluated for impairment	2,136	4,540	1,132	110	3	41	6	7,968
Allowance for loan losses, end of period	$2,706	$4,540	$1,132	$110	$3	$41	$6	$8,538

Gross Loans:
Individually evaluated for impairment	$9,237	$—	$—	$—	$—	$—	$—	$9,237
Collectively evaluated for impairment	248,627	488,412	102,551	7,135	141	882	95	847,843
Total loans held for investment, gross	$257,864	$488,412	$102,551	$7,135	$141	$882	$95	$857,080
Allowance for loan losses as a percentage of gross loans held for investment	1.05%	0.93%	1.10%	1.54%	2.13%	4.65%	6.32%	0.99%

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

	At December 31, 2021
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,273	$—	$1,273	$(100)	$1,173
Without a related allowance(2)	597	(45)	552	—	552
Total single-family loans	1,870	(45)	1,825	(100)	1,725

Multi-family:
With a related allowance	1,543	—	1,543	(466)	1,077
Total multi-family loans	1,543	—	1,543	(466)	1,077

Total non-performing loans	$3,413	$(45)	$3,368	$(566)	$2,802

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2021
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$7,400	$—	$7,400	$(434)	$6,966
Without a related allowance(2)	1,335	(436)	899	—	899
Total single-family loans	8,735	(436)	8,299	(434)	7,865

Multi-family:
With a related allowance	1,119	—	1,119	(338)	781
Total multi-family loans	1,119	—	1,119	(338)	781

Total non-performing loans	$9,854	$(436)	$9,418	$(772)	$8,646

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At December 31, 2021, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended December 31, 2021 and 2020, the Corporation’s average recorded investment in non-performing loans was $4.2 million and $9.9 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended December 31, 2021, the Bank received $138,000 in interest payments from non-performing loans, of which $131,000 was recognized as interest income and the remaining $7,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the quarter ended December 31, 2020, the Bank received $43,000 in interest payments from non-performing loans, of which $29,000 was recognized as interest income and the remaining $14,000 was applied to reduce the loan balances under the cost recovery method.

For the six months ended December 31, 2021 and 2020, the Corporation’s average recorded investment in non-performing loans was $6.0 million and $7.6 million, respectively. For the six months ended December 31, 2021, the Bank received $349,000 in interest payments from non-performing loans, of which $333,000 was recognized as interest income and the remaining $16,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the six months ended December 31, 2020, the Bank received $93,000 in interest payments from non-performing loans, of which $70,000 was recognized as interest income and the remaining $23,000 was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2021 and 2020:

	Quarter Ended December 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$667	$91	$1,570	$—
	667	91	1,570	—

With related allowances:
Mortgage loans:
Single-family	2,283	24	8,285	29
Multi-family	1,253	16	—	—
Commercial business loans	—	—	19	—
	3,536	40	8,304	29

Total	$4,203	$131	$9,874	$29

	Six Months Ended December 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$742	$231	$1,726	$—
	742	231	1,726	—

With related allowances:
Mortgage loans:
Single-family	4,055	71	5,897	69
Multi-family	1,183	31	—	—
Commercial business loans	—	—	26	1
	5,238	102	5,923	70

Total	$5,980	$333	$7,649	$70

The Corporation has modified loans in accordance with the Coronavirus Aid, Relief, and Economic Security Act for 2020, as amended (“CARES Act”) and Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”). The CARES Act and Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications of up to six months made on a good faith basis to borrowers who were current as defined under the CARES Act and Interagency Statement prior to any relief are not restructured loans and if all payments are current in accordance with the revised terms of the loan, the loan would not be reported as past due. As of December 31, 2021, the Corporation had no forbearance loans that were modified and operating under a forbearance agreement in accordance with the CARES Act and Interagency Statement. The Corporation ended its COVID-19 loan forbearance program on March 31, 2021.

As of December 31, 2021, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed(1)		Forbearance Remaining
	Number of		Number of		Number of
(Dollars In Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
Single-family loans	59	$23,305	59	$23,305	—	$—
Multi-family loans	5	2,289	5	2,289	—	—
Commercial real estate loans	3	1,980	3	1,980	—	—
Total loan forbearance	67	$27,574	67	$27,574	—	$—

(1)	Includes 19 single-family loans totaling $7.0 million which were subsequently extended beyond the initial six-month forbearance and classified as restructured non-performing loans, consistent with the Interagency Statement.

For additional detail, see the "COVID-19 Impact to the Corporation" section in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

For the quarter ended December 31, 2021, no loans were restructured, 10 loans were upgraded to the pass category, while three restructured loans were paid off. For the quarter ended December 31, 2020, 16 loans were restructured (forbearance loans which were downgraded when their monthly payment deferrals were extended beyond six months, consistent with the Interagency Statement), while one restructured loan was upgraded to the pass category. During both quarters ended December 31, 2021 and 2020, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

For the six months ended December 31, 2021, no loans were restructured, 14 loans were upgraded to the pass category, while four restructured loans paid off. For the six months ended December 31, 2020, 17 loans was restructured (including

16 COVID-19 related loan forbearance modifications which were downgraded when their monthly payment deferrals were extended beyond six months, consistent with the Interagency Statement), while two restructured loans were upgraded to the pass category. During both periods ended December 31, 2021 and 2020, no restructured loans were in default within a 12-month period subsequent to their original restructuring. At both December 31, 2021 and June 30, 2021, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

As of December 31, 2021, the Corporation held 19 restructured loans with a net outstanding balance of $6.8 million, of which two loans totaling $980,000 were classified as substandard and on non-accrual status. As of June 30, 2021, the Corporation held 23 restructured loans with a net outstanding balance of $7.9 million, of which 20 loans totaling $7.0 million were classified as substandard on non-accrual status. As of December 31, 2021, a total of $5.8 million or 86% of the restructured loans were current with respect to their modified payment terms, as compared to June 30, 2021 when $7.7 million or 97% of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type:

	At	At
(In Thousands)	December 31, 2021	June 30, 2021
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$980	$6,983
Total	980	6,983

Restructured loans on accrual status:
Mortgage loans:
Single-family	5,774	876
Total	5,774	876
Total restructured loans	$6,754	$7,859

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At December 31, 2021
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,032	$—	$1,032	$(52)	$980
Without a related allowance(2)	5,774	—	5,774	—	5,774
Total single-family	6,806	—	6,806	(52)	6,754

Total restructured loans	$6,806	$—	$6,806	$(52)	$6,754

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2021
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$7,151	$—	$7,151	$(384)	$6,767
Without a related allowance(2)	1,457	(365)	1,092	—	1,092
Total single-family	8,608	(365)	8,243	(384)	7,859

Total restructured loans	$8,608	$(365)	$8,243	$(384)	$7,859

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

During the quarters and six months ended December 31, 2021 and 2020, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. As of both December 31, 2021 and June 30, 2021, there was no real estate owned property. A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of December 31, 2021 and June 30, 2021, the Corporation had commitments to extend credit on loans to be held for investment of $14.2 million and $21.9 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2021	June 30, 2021
(In Thousands)
Undisbursed loan funds – Construction loans	$4,581	$4,479
Undisbursed lines of credit – Commercial business loans	941	460
Undisbursed lines of credit – Consumer loans	407	425
Commitments to extend credit on loans to be held for investment	14,239	21,887
Total	$20,168	$27,251

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2021 and 2020.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2021	2020	2021	2020
Balance, beginning of the period	$104	$104	$127	$126
Recovery	(5)	(3)	(28)	(25)
Balance, end of the period	$99	$101	$99	$101

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of December 31, 2021 and June 30, 2021, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation. As of December 31, 2021 and June 30, 2021, the Bank serviced $4.5 million and $5.3 million of loans under this program, respectively, and has established a recourse liability of $10,500 and $25,000, respectively.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the quarters and six months ended December 31, 2021 and 2020 the Bank did not repurchase any loans or settle any request to repurchase a loan. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $150,000 and $175,000 for loans sold to other investors as of December 31, 2021 and June 30, 2021, respectively.

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2021 and 2020:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
Recourse Liability	2021	2020	2021	2020
(In Thousands)
Balance, beginning of the period	$200	$370	$200	$270
Provision for recourse liability	(40)	20	(40)	120
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$160	$390	$160	$390

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of December 31, 2021:
Loans held for investment, at fair value	$1,555	$1,607	$(52)

As of June 30, 2021:
Loans held for investment, at fair value	$1,874	$1,934	$(60)

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,965	$—	$1,965
U.S. government sponsored enterprise MBS	—	1,007	—	1,007
Private issue CMO	—	—	146	146
Investment securities - available for sale	—	2,972	146	3,118

Loans held for investment, at fair value	—	—	1,555	1,555
Interest-only strips	—	—	9	9
Total assets	$—	$2,972	$1,710	$4,682

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,222	$—	$2,222
U.S. government sponsored enterprise MBS	—	1,211	—	1,211
Private issue CMO	—	—	154	154
Investment securities - available for sale	—	3,433	154	3,587

Loans held for investment, at fair value	—	—	1,874	1,874
Interest-only strips	—	—	10	10
Total assets	$—	$3,433	$2,038	$5,471

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2021
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at September 30, 2021	$150	$1,577	$9	$1,736
Total gains or losses (realized/unrealized):
Included in earnings	—	6	—	6
Included in other comprehensive income (loss)	(1)	—	—	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(3)	(28)	—	(31)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2021	$146	$1,555	$9	$1,710

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Quarter Ended December 31, 2020
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at September 30, 2020	$184	$2,240	$13	$2,437
Total gains or losses (realized/unrealized):
Included in earnings	—	(11)	—	(11)
Included in other comprehensive income (loss)	2	—	(1)	1
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(13)	(257)	—	(270)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2020	$173	$1,972	$12	$2,157

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Six Months Ended December 31, 2021
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2021	$154	$1,874	$10	$2,038
Total gains or losses (realized/unrealized):
Included in earnings	—	8	—	8
Included in other comprehensive income (loss)	—	—	(1)	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(8)	(327)	—	(335)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2021	$146	$1,555	$9	$1,710

	For the Six Months Ended December 31, 2020
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2020	$197	$2,258	$14	$2,469
Total gains or losses (realized/ unrealized):
Included in earnings	—	(15)	—	(15)
Included in other comprehensive income (loss)	6	—	(2)	4
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(30)	(271)	—	(301)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2020	$173	$1,972	$12	$2,157

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$552	$2,250	$2,802
Mortgage servicing assets	—	—	140	140
Total	$—	$552	$2,390	$2,942

	Fair Value Measurement at June 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$899	$7,747	$8,646
Mortgage servicing assets	—	—	208	208
Total	$—	$899	$7,955	$8,854

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of December 31, 2021:

					Impact to
	Fair Value				Valuation
	As of				from an
	December 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2021	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$146	Market comparable pricing	Comparability adjustment	1.1% - 1.9% (1.7%)	Increase

Loans held for investment, at fair value	$1,555	Relative value analysis	Broker quotes	98.0% - 103.5% (101.2%) of par	Increase
			Credit risk factor	1.3% - 100.0% (4.5%)	Decrease

Non-performing loans(3)	$980	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$1,270	Relative value analysis	Credit risk factor	20.0% - 30.0% (28.8%)	Decrease

Mortgage servicing assets	$140	Discounted cash flow	Prepayment speed (CPR)	16.2% - 60.0% (22.8%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$9	Discounted cash flow	Prepayment speed (CPR)	24.8% - 26.0% (24.9%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)	Consists of restructured loans.
(4)	Consists of other non-performing loans, excluding restructured loans.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2021 and June 30, 2021 was as follows:

	December 31, 2021
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$850,451	$845,679	$—	$—	$845,679
Investment securities - held to maturity	$205,065	$204,503	$—	$204,503	$—
FHLB – San Francisco stock	$8,155	$8,155	$—	$8,155	$—

Financial liabilities:
Deposits	$956,348	$920,484	$—	$—	$920,484
Borrowings	$80,000	$82,209	$—	$—	$82,209

	June 30, 2021
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$849,086	$848,727	$—	$—	$848,727
Investment securities - held to maturity	$223,306	$224,721	$—	$224,721	$—
FHLB – San Francisco stock	$8,155	$8,155	$—	$8,155	$—

Financial liabilities:
Deposits	$937,973	$904,673	$—	$—	$904,673
Borrowings	$100,983	$104,526	$—	$—	$104,526

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. During the quarter ended December 31, 2021, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed  consolidated financial position or results of operations.

Note 8: Reclassification Adjustment of Accumulated Other Comprehensive Income ("AOCI")

The following tables provide the changes in AOCI by component for the quarters and six months ended December 31, 2021 and 2020.

	For the Quarter Ended December 31, 2021
	Unrealized Gains and Losses on
	Investment Securities
(Dollars In Thousands, Net of Statutory Taxes)	Available for Sale	Interest-Only Strips	Total

Beginning balance at September 30, 2021	$60	$6	$66

Other comprehensive loss before reclassifications	(8)	—	(8)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(8)	—	(8)

Ending balance at December 31, 2021	$52	$6	$58

	For the Quarter Ended December 31, 2020
	Unrealized Gains and Losses on
	Investment Securities
(Dollars In Thousands, Net of Statutory Taxes)	Available for Sale	Interest-Only Strips	Total

Beginning balance at September 30, 2020	$90	$9	$99

Other comprehensive loss before reclassifications	(19)	—	(19)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(19)	—	(19)

Ending balance at December 31, 2020	$71	$9	$80

	For the Six Months Ended December 31, 2021
	Unrealized Gains and Losses on
	Investment Securities
(Dollars In Thousands, Net of Statutory Taxes)	Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2021	$65	$7	$72

Other comprehensive loss before reclassifications	(13)	(1)	(14)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(13)	(1)	(14)

Ending balance at December 31, 2021	$52	$6	$58

	For the Six Months Ended December 31, 2020
	Unrealized Gains and Losses on
	Investment Securities
(Dollars In Thousands, Net of Statutory Taxes)	Available for Sale	Interest-Only Strips	Total

Beginning balance at June 30, 2020	$94	$10	$104

Other comprehensive loss before reclassifications	(23)	(1)	(24)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(23)	(1)	(24)

Ending balance at December 31, 2020	$71	$9	$80

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

If a contract is determined to be within the scope of ASC 606, the Corporation recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, quarterly or annually. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Corporation is generally the principal in these contracts, with the exception of interchange fees, in which case the Corporation is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and six months ended December 31, 2021 and 2020:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
Type of Services	2021	2020	2021	2020
(In Thousands)
Loan servicing and other fees(1)	$444	$120	$630	$525
Deposit account fees	325	329	637	639
Card and processing fees	399	368	804	732
Other(2)	200	157	366	237
Total non-interest income	$1,368	$974	$2,437	$2,133

(1)	Not in the scope of ASC 606.
(2)	Includes BOLI of $48 thousand for both the quarters and $95 thousand and $96 thousand for the six months ended December 31, 2021 and 2020, respectively, which are not in scope of ASC 606.

For both the quarters and six months ended December 31, 2021 and 2020, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized in the scope of ASC 606:

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

Other: Includes asset management fees, certain loan related fees, stop payment fees, wire services fees, safe deposit box fees and other fees earned on other services, such as merchant services or occasional non-recurring type services, and are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month. Loan related fees include (loss) gain on sale of loans, prepayment fees, late charges, brokered loan fees, maintenance fees and others. These fees are recognized  concurrent with the event on a daily, monthly, quarterly or annual basis, depending on the type of service.

Note 10: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's condensed consolidated statements of financial condition. At December 31, 2021, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters ended December 31, 2021 and 2020, expenses associated with the Corporation’s leases totaled $219,000 and $210,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	December 31, 2021	June 30, 2021
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,969	$2,117
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,021	$2,192

(1)	Includes immaterial variable lease costs.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2021	2020	2021	2020
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$195	$199	$395	$398
Equipment expenses from operating leases	$24	$11	$47	$23

	Six Months Ended	Six Months Ended
(In Thousands)	December 31, 2021	December 31, 2020
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$465	$451

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of December 31, 2021:

Amount(1)
Year Ending June 30,	(In Thousands)
2022	$437
2023	596
2024	453
2025	334
2026	236
Thereafter	39
Total contract lease payments	$2,095

Total liability to make lease payments	$2,021
Difference in undiscounted and discounted future lease payments	$74
Weighted average discount rate	1.88%
Weighted average remaining lease term (years)	3.6

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 11: Stock Repurchases

On April 27, 2021, the Corporation extended its five percent stock repurchase program of April 30, 2020 with a remaining authorization of 317,108 shares to be purchased for a period of one year or until completed, whichever occurs first.

During the quarter ended December 31, 2021, the Corporation purchased 102,762 shares of the Corporation’s common stock under the April 2020 stock repurchase plan with a weighted average cost of $16.88 per share. For the first six months of fiscal 2022, the Corporation purchased 152,526 shares of the Corporation’s common stock under the April 2020 stock repurchase plan with a weighted average cost of $16.95 per share. As of December 31, 2021, there are 114,307 shares available for purchase until the plan expires on April 27, 2022. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Note 12: Subsequent Events

On January 25, 2022, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on February 15, 2022 are entitled to receive the cash dividend. The cash dividend will be payable on March 8, 2022.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Federal Reserve Board (“FRB”). At December 31, 2021, the Corporation had total assets of $1.18 billion, total deposits of $956.3 million and total stockholders’ equity of $127.9 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On October 29, 2021, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on November 19, 2021, which was paid on December 10, 2021. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to the following: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 ("COVID-19") and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, California Consumer Privacy Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the Coronavirus Aid, Relief, and Economic Security Act for 2020 (“CARES Act”) as amended by the Consolidated Appropriations Act 2021 (“CAA”) and the related Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”); war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of COVID-19 and recent COVID-19 vaccination and economic stimulus efforts, and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC. These developments could have an adverse impact on our financial position and our results of operations. Forward-

looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

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

The Corporation’s critical accounting policies are described in the Corporation’s 2021 Annual Report on Form 10-K for the year ended June 30, 2021 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Significant Accounting Policies. There have been no significant changes during the six months ended December 31, 2021 to the critical accounting policies as described in the Corporation’s 2021 Annual Report on Form 10-K for the period ended June 30, 2021.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans). In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may still be challenging despite some recent improvements in general economic conditions as the economic consequences of COVID-19 remain unknown.

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

COVID-19 Impact to the Corporation

The Corporation is actively monitoring and responding to the effects of the rapidly-changing COVID-19 pandemic. The health, safety and well-being of its customers, employees and communities are the Corporation’s top priorities. As of December 31, 2021, all banking branches are open with normal hours and substantially all employees have returned to their routine working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

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

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Total assets remained virtually unchanged at $1.18 billion at both December 31, 2021 and June 30, 2021.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $15.4 million, or 22 percent, to $85.7 million at December 31, 2021 from $70.3 million at June 30, 2021. The increase in total cash and cash equivalents was primarily attributable to the decrease in investment securities.

Investment securities (held to maturity and available for sale) decreased $18.7 million, or eight percent, to $208.2 million at December 31, 2021 from $226.9 million at June 30, 2021. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by the $15.0 million purchase of investment securities during the first six months of fiscal 2022. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $1.0 million to $852.0 million at December 31, 2021 from $851.0 million at June 30, 2021, primarily due to an increase in single-family loans, partly offset by a decrease in multi-family and commercial real estate loans. During the first six months of fiscal 2022, the Corporation originated $126.3 million of loans held for investment, consisting primarily of single-family and multi-family loans that are located throughout California. The Corporation did not purchase any loans to be held for investment during the first six months of fiscal 2022. Total loan principal payments during the first six months of fiscal 2022 were $126.4 million, up slightly from $125.9 million during the comparable period in fiscal 2021. The single-family loans held for investment balance at December 31, 2021 and June 30, 2021 was $290.2 million and $268.3 million, respectively, and represented approximately 34 percent and 31 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2021 and June 30, 2021, as a percentage of the total dollar amount outstanding:

As of December 31, 2021:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$90,633	31%	$95,075	33%	$104,252	36%	$285	—%	$290,245	100%
Multi-family	65,149	14%	281,259	60%	119,775	26%	284	—%	466,467	100%
Commercial real estate	22,983	25%	40,646	45%	27,607	30%	—	—%	91,236	100%
Construction	1,738	50%	1,763	50%	—	—%	—	—%	3,501	100%
Other	—	—%	134	100%	—	—%	—	—%	134	100%
Total	$180,503	21%	$418,877	49%	$251,634	30%	$569	—%	$851,583	100%

(1)	Other than the Inland Empire.

As of June 30, 2021:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$78,631	29%	$100,560	38%	$88,790	33%	$291	—%	$268,272	100%
Multi-family	68,350	14%	304,534	63%	111,232	23%	292	—%	484,408	100%
Commercial real estate	22,989	24%	41,940	44%	30,350	32%	—	—%	95,279	100%
Construction	279	9%	2,761	91%	—	—%	—	—%	3,040	100%
Other	—	—%	139	100%	—	—%	—	—%	139	100%
Total	$170,249	20%	$449,934	53%	$230,372	27%	$583	—%	$851,138	100%

(1)	Other than the Inland Empire.

Total deposits increased $18.3 million, or two percent, to $956.3 million at December 31, 2021 from $938.0 million at June 30, 2021, primarily due to increases in transaction accounts, partly offset by a decrease in higher cost time deposits. Transaction accounts increased $27.2 million, or three percent, to $824.7 million at December 31, 2021 from $797.5 million at June 30, 2021, while time deposits decreased $8.7 million, or six percent, to $131.7 million at December 31, 2021 from $140.4 million at June 30, 2021. The percentage of time deposits to total deposits decreased to 14 percent at December 31, 2021 from 15 percent at June 30, 2021, primarily due to a managed run-off of higher cost time deposits consistent with the reduction in the Bank’s funding needs during the first six months of fiscal 2022.

Total borrowings decreased $21.0 million, or 21 percent, to $80.0 million at December 31, 2021 as compared to $101.0 million at June 30, 2021, due to prepayment and maturities of long-term borrowings. At December 31, 2021, borrowings are primarily comprised of long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders’ equity increased $654,000, or one percent, to $127.9 million at December 31, 2021 from $127.3 million at June 30, 2021, primarily as a result of the $4.9 million net income and $417,000 of stock-based compensation  in the first six months of fiscal 2022, partly offset by $2.1 million of quarterly cash dividends paid to shareholders and $2.6 million of stock repurchases. The Corporation repurchased 152,526 shares of its common stock under its April 2020 stock repurchase plan with a weighted average cost of $16.95 per share during the first six months of fiscal 2022.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2021 and 2020

The Corporation’s net income for the second quarter of fiscal 2022 was $2.3 million, up $1.1 million or 92 percent from $1.2 million in the same period of fiscal 2021. Compared to the same quarter last year, the increase in earnings was primarily attributable to a $1.1 million improvement in the provision for loan losses ($1.1 million recovery from the allowance for loan losses compared to $39,000 provision for loan losses) and higher non-interest income (mainly, higher loan servicing and other fees).

For the first six months of fiscal 2022, the Corporation’s net income was $4.9 million, an increase of $2.2 million, or 81 percent, from $2.7 million in the same period of fiscal 2021. Compared to the same period last year, the increase in earnings was primarily attributable to a $1.7 million improvement in the provision for loan losses ($1.4 million recovery from the allowance for loan losses vs. $259,000 provision for loan losses) and a $1.3 million decrease in non-interest expenses (mainly, a $1.2 million decrease in salaries and employee benefits expense) and a $304,000 increase in non-interest income, partly offset by a $253,000 decrease in net interest income.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 76 percent for the second quarter of fiscal 2022 from 80 percent in the same period of fiscal 2021. For the first six months of fiscal 2022, the Corporation’s efficiency ratio also improved to 70 percent from 78 percent for the same period of fiscal 2021.

Return on average assets was 0.76 percent in the second quarter of fiscal 2022, up 36 basis points from 0.40 percent in the same period last year. For the first six months of fiscal 2022, return on average assets was 0.82 percent, up 37 basis points from 0.45 percent in the same period last year.

Return on average stockholders’ equity was 7.11 percent in the second quarter of fiscal 2022, up from 3.77 percent in the same period last year. For the first six months of fiscal 2022, return on average stockholders’ equity was 7.75 percent, up from 4.27 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2022 were $0.30, up 88 percent from diluted earnings per share of $0.16 in the same period last year. For the first six months of fiscal 2022, diluted earnings per share were $0.65, up 81 percent from $0.36 in the same period last year.

Net Interest Income:

For the Quarters Ended December 31, 2021 and 2020. Net interest income increased by $25,000 to $7.7 million for the second quarter of fiscal 2022 from $7.6 million in the same period in fiscal 2021, as a result of a higher average interest-earning asset balance, partly offset by a lower net interest margin. The average balance of interest-earning assets increased $13.3 million, or one percent, to $1.16 billion in the second quarter of fiscal 2022 from $1.15 billion in the comparable period of fiscal 2021, reflecting primarily an increase in interest-earning deposits, partly offset by a decrease in loans held for investment. The average balance of interest-bearing liabilities increased by $13.6 million, or one percent, to $1.05 billion in the second quarter of fiscal 2022 from $1.04 billion in the same quarter last year primarily reflecting increases in the average balance of transaction accounts, partly offset by decreases in the average balance of both time deposits and borrowings. The net interest margin decreased two basis points to 2.64 percent in the second quarter of fiscal 2022 from 2.66 percent in the same period of fiscal 2021.

For the Six Months Ended December 31, 2021 and 2020.  Net interest income decreased by $253,000, or two percent, to $15.6 million for the first six months of fiscal 2022 from $15.8 million in the same period in fiscal 2021, as a result of a lower net interest margin, partly offset by a higher average interest-earning asset balance. The net interest margin was 2.67 percent in the first six months of fiscal 2022, a decrease of eight basis points from 2.75 percent in the same period of fiscal 2021, primarily due to a decrease in the average yield on interest-earning assets which exceeded the decrease in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets decreased by 23 basis points to 2.97 percent in the first six months of fiscal 2022 from 3.20 percent in the same period last year, while the weighted-average cost of interest-bearing liabilities decreased by 18 basis points to 0.32 percent for the first six months of fiscal 2022 as compared to 0.50 percent in the same period last year. The average balance of interest-earning assets increased $12.9 million, or one percent, to $1.16 billion in the first six months of fiscal 2022 from $1.15 billion in the comparable period of fiscal 2021, primarily reflecting increases in the average balance of both investment securities and interest earning deposits, partly offset by a decrease in the average balance of loans receivable. The average balance of interest-bearing liabilities increased by $11.8 million, or one percent, to $1.05 billion in the first six months of fiscal 2022 from $1.04 billion in the same period last year primarily reflecting an increase in the average balance of transaction accounts, partly offset by decreases in the average balance of both time deposits and borrowings.

Interest Income:

For the Quarters Ended December 31, 2021 and 2020. Total interest income decreased by $398,000, or four percent, to $8.5 million for the second quarter of fiscal 2022 as compared to $8.9 million for the same quarter of fiscal 2021. The decrease was due primarily to a decrease in interest income from loans receivable.

Interest income on loans receivable decreased by $424,000, or five percent, to $7.9 million in the second quarter of fiscal 2022 from $8.3 million in the same quarter of fiscal 2021. The decrease was due to a lower average yield, and to a lesser extent, a lower average balance. The average loans receivable yield during the second quarter of fiscal 2022 decreased 13 basis points to 3.71 percent from 3.84 percent during the same quarter last year. The decrease in the average yield on loans receivable was primarily attributable to loans repricing downward, new loan originations with a lower average yield and loan payoffs with a higher average yield than the existing portfolio and an increase in net deferred loan cost amortization to $622,000 in the second quarter of fiscal 2022 from $521,000 in the same period of fiscal 2021. The average balance of loans receivable decreased by $14.2 million, or two percent, to $854.3 million for the second quarter of fiscal 2022 from $868.5 million in the same quarter of fiscal 2021.

Interest income from investment securities decreased $15,000, or three percent, to $433,000 in the second quarter of fiscal 2022 from $448,000 for the same quarter of fiscal 2021. This decrease was attributable to a lower average yield, partly offset by a higher average balance. The average investment securities yield decreased three basis points to 0.83 percent in the second quarter of fiscal 2022 from 0.86 percent in the same quarter of fiscal 2021. The decrease in the average investment securities yield was primarily attributable to the downward repricing of adjustable rate mortgage-backed securities, partly offset by a lower premium amortization during the current quarter in comparison to the same quarter last year ($443,000 vs. $531,000). The average balance of investment securities increased $1.2 million, or one percent, to $209.7 million in the second quarter of fiscal 2022 from $208.5 million in the same quarter of fiscal 2021. The increase in the average balance of investment securities was primarily attributable to purchases of investment securities during the last 12 months, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the second quarter of fiscal 2022 was $123,000, up $23,000 or 23 percent from $100,000 for the same quarter of fiscal 2021. The average balance of FHLB – San Francisco stock in the second quarter of fiscal 2022 increased $185,000, or two percent, to $8.2 million from $8.0 million in the same quarter of fiscal 2021 and the average yield increased to 6.03 percent in the second quarter of fiscal 2022 from 5.02 percent in the same quarter last year.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $35,000 in the second quarter of fiscal 2022, up 106 percent from $17,000 in the same quarter of fiscal 2021. The increase was due to a higher average yield and a higher average balance. The average yield earned on interest-earning deposits increased five basis points to 0.15 percent in the second quarter of fiscal 2022 from 0.10 percent in the comparable period last year. The average balance of the interest-earning deposits in the second quarter of fiscal 2022 was $91.0 million, an increase of $26.1 million or 40 percent, from $64.9 million in the same quarter of fiscal 2021.

For the Six Months Ended December 31, 2021 and 2020.  Total interest income decreased by $1.1 million, or six percent, to $17.3 million for the first six months of fiscal 2022 from $18.4 million in the same period of fiscal 2021. The decrease was due primarily to a decrease in interest income from loans receivable.

Interest income from loans receivable decreased $1.2 million, or seven percent, to $16.1 million in the first six months of fiscal 2022 from $17.3 million for the same period of fiscal 2021. The decrease was due to a lower average yield and, to a lesser extent, a lower average balance. The average loan receivable yield during the first six months of fiscal 2022 decreased 15 basis points to 3.77 percent from 3.92 percent in the same period last year. The decrease in the average yield on loans receivable was primarily attributable to loans repricing downward, new loan originations with a lower average yield and loan payoffs with a higher average yield than the existing portfolio and an increase in net deferred loan cost amortization to $1.1 million in the first six months of fiscal 2022 from $897,000 in the same period of fiscal 2021. The average balance of loans receivable decreased $27.2 million, or three percent, to $853.5 million for the first six months of fiscal 2022 from $880.7 million in the same period of fiscal 2021.

Interest income from investment securities decreased $75,000, or eight percent, to $851,000 in the first six months of fiscal 2022 from $926,000 for the same period of fiscal 2021. This decrease was attributable to a lower average yield, partly offset by a higher average balance. The average investment securities yield decreased 23 basis points to 0.79 percent in the first six months of fiscal 2022 from 1.02 percent in the same period of fiscal 2021. The decrease in the average investment securities yield was primarily attributable to a higher premium amortization ($953,000 compared to $890,000) and the downward repricing of adjustable rate mortgage-backed securities. The average balance of investment securities increased $32.5 million, or 18 percent, to $214.8 million in the first six months of fiscal 2022 from $182.3 million in the same period of fiscal 2021. The increase in the average balance of investment securities was primarily the result of purchases of mortgage-backed securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2022 was $245,000, up 23 percent from $200,000 in the same period of fiscal 2021. As a result, the average yield increased to 6.01 percent in the first six months of fiscal 2022 as compared to 5.02 percent in the comparable period last year. The average balance of FHLB – San Francisco stock in the first six months of fiscal 2022 increased $185,000, or two percent, to $8.2 million from $8.0 million in the same period of fiscal 2021.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $66,000 in the first six months of fiscal 2022, up 61 percent from $41,000 in the same period of fiscal 2021. The increase was due to a higher average yield and, to a lesser extent, a higher average balance. The average yield earned on interest-earning deposits increased five basis points to 0.15 percent in the first six months of fiscal 2022 from 0.10 percent in the comparable quarter last year, due primarily to an increase in the interest on excess reserves. The average balance of the interest-earning deposits in the first six months of fiscal 2022 was $86.6 million, an increase of $7.5 million or nine percent, from $79.1 million in the same period of fiscal 2021.

Interest Expense:

For the Quarters Ended December 31, 2021 and 2020. Total interest expense decreased by $423,000 or 33 percent to $848,000 in the second quarter of fiscal 2022 from $1.3 million in the same quarter last year. This decrease was attributable to both lower deposit and lower borrowing expense.

Interest expense on deposits for the second quarter of fiscal 2022 was $302,000 as compared to $468,000 for the same period last year, a decrease of $166,000, or 35 percent. The decrease in interest expense on deposits was attributable to a lower average cost of deposits, partly offset by a higher average balance. The average cost of deposits improved, decreasing by nine basis points to 0.12 percent during the second quarter of fiscal 2022 from 0.21 percent during the same quarter last year. The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance and a 25 basis-point decrease in the average cost of time deposits. The average cost of transaction accounts also decreased by two basis points. The average balance of deposits increased $59.4 million, or seven percent, to $962.1 million during the quarter ended December 31, 2021 from $902.7 million during the same period last year. The increase in the average balance was primarily attributable to increases in transaction accounts, partly offset by a decrease in higher cost time deposits. Strategically, the Corporation has been promoting transaction accounts and competing less aggressively for time deposits. The average balance of transaction accounts to total deposits in the second quarter of fiscal 2022 was 86 percent, compared to 83 percent in the same period of fiscal 2021.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the second quarter of fiscal 2022 decreased $257,000, or 32 percent, to $546,000 from $803,000 for the same period last year. The decrease in interest expense on borrowings was the result of a lower average balance, partly offset by a higher average cost. The average balance of borrowings decreased $45.8 million, or 34 percent, to $89.0 million during the quarter ended December 31, 2021 from $134.8 million during the same period last year, due primarily to maturities and prepayments of borrowings.

The average cost of borrowings increased seven basis points to 2.43 percent for the quarter ended December 31, 2021 from 2.36 percent in the same quarter last year. The increase in the average cost of borrowings was primarily due to maturities of borrowings with a weighted average cost lower than the average cost of the total borrowings and higher prepayment fees between the periods ($39,000 vs. $12,000).

For the Six Months Ended December 31, 2021 and 2020.  Total interest expense decreased $918,000, or 35 percent to $1.7 million in the first six months of fiscal 2022 from $2.6 million in the same period last year. This decrease was attributable primarily to both lower deposit and borrowing expense.

Interest expense on deposits for the first six months of fiscal 2022 was $615,000 as compared to $1.0 million in the same period last year, a decrease of $404,000 or 40 percent. The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by a higher average balance of deposits. The decrease in the average cost of deposits was attributable primarily to a lower percentage of time deposits to the total deposit balance and a 27 basis-point decrease in the average cost of time deposits. The average cost of transaction accounts also decreased by three basis points. The average cost of deposits decreased nine basis points to 0.13 percent during the first six months of fiscal 2022 from 0.22 percent during the same period last year. The average balance of deposits increased $56.2 million, or six percent, to $957.2 million during the six months ended December 31, 2021 from $901.0 million during the same period last year. The increase in the average balance was primarily attributable to increases in transaction accounts, partly offset by a decrease in higher cost time deposits. The average balance of transaction accounts to total deposits in the first six months of fiscal 2022 was 86 percent, compared to 82 percent in the same period last year.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first six months of fiscal 2022 decreased $514,000, or 32 percent, to $1.1 million from $1.6 million in the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance, partly offset by a slightly higher average cost. The average balance of borrowings decreased by $44.4 million, or 32 percent, to $93.4 million during the six months ended December 31, 2021 from $137.8 million during the same period last year, primarily due to prepayments and maturities of borrowings. The average cost of borrowings increased one basis point to 2.32 percent for the six months ended December 31, 2021 from 2.31 percent in the same period last year.

The following tables present the average balance sheets for the quarters and six months ended December 31, 2021 and 2020, respectively:

Average Balance Sheets

	Quarter Ended			Quarter Ended
	December 31, 2021			December 31, 2020
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$854,270	$7,920	3.71%	$868,494	$8,344	3.84%
Investment securities	209,686	433	0.83%	208,453	448	0.86%
FHLB – San Francisco stock	8,155	123	6.03%	7,970	100	5.02%
Interest-earning deposits	90,990	35	0.15%	64,922	17	0.10%

Total interest-earning assets	1,163,101	8,511	2.93%	1,149,839	8,909	3.10%

Non interest-earning assets	33,703			29,958

Total assets	$1,196,804			$1,179,797

Interest-bearing liabilities:
Checking and money market accounts(2)	$506,441	$58	0.05%	$461,363	$79	0.07%
Savings accounts	321,143	45	0.06%	283,432	54	0.08%
Time deposits	134,532	199	0.59%	157,906	335	0.84%

Total deposits	962,116	302	0.12%	902,701	468	0.21%

Borrowings	89,022	546	2.43%	134,826	803	2.36%

Total interest-bearing liabilities	1,051,138	848	0.32%	1,037,527	1,271	0.49%

Non interest-bearing liabilities	18,269			17,415

Total liabilities	1,069,407			1,054,942

Stockholders’ equity	127,397			124,855
Total liabilities and stockholders’ equity	$1,196,804			$1,179,797

Net interest income		$7,663			$7,638

Interest rate spread(3)			2.61%			2.61%
Net interest margin(4)			2.64%			2.66%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.65%			110.82%
Return on average assets			0.76%			0.40%
Return on average equity			7.11%			3.77%

(1)	Includes non-performing loans and net deferred loan cost amortization of $622 thousand and $521 thousand for the quarters ended December 31, 2021 and 2020, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $116.7 million and $111.7 million during the quarters ended December 31, 2021 and 2020, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

	Six Months Ended			Six Months Ended
	December 31, 2021			December 31, 2020
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$853,505	$16,095	3.77%	$880,733	$17,261	3.92%
Investment securities	214,797	851	0.79%	182,344	926	1.02%
FHLB – San Francisco stock	8,155	245	6.01%	7,970	200	5.02%
Interest-earning deposits	86,598	66	0.15%	79,099	41	0.10%

Total interest-earning assets	1,163,055	17,257	2.97%	1,150,146	18,428	3.20%

Non interest-earning assets	32,726			30,790

Total assets	$1,195,781			$1,180,936

Interest-bearing liabilities:
Checking and money market accounts(2)	$503,869	$115	0.05%	$458,445	$170	0.07%
Savings accounts	317,205	86	0.05%	279,923	132	0.09%
Time deposits	136,142	414	0.60%	162,625	717	0.87%

Total deposits	957,216	615	0.13%	900,993	1,019	0.22%

Borrowings	93,382	1,091	2.32%	137,769	1,605	2.31%

Total interest-bearing liabilities	1,050,598	1,706	0.32%	1,038,762	2,624	0.50%

Non interest-bearing liabilities	17,905			17,575

Total liabilities	1,068,503			1,056,337

Stockholders’ equity	127,278			124,599
Total liabilities and stockholders’ equity	$1,195,781			$1,180,936

Net interest income		$15,551			$15,804

Interest rate spread(3)			2.65%			2.70%
Net interest margin(4)			2.67%			2.75%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.70%			110.72%
Return on average assets			0.82%			0.45%
Return on average equity			7.75%			4.27%

(1)	Includes non-performing loans and net deferred loan cost amortization of $1.1 million and $987 thousand for the first six months ended December 31, 2021 and 2020, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $119.3 million and $113.7 million during the first six months ended December 31, 2021 and 2020, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and six months ended December 31, 2021 and 2020, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended December 31, 2021 Compared
	To Quarter Ended December 31, 2020
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$(292)	$(137)	$5	$(424)
Investment securities	(18)	3	—	(15)
FHLB – San Francisco stock	21	2	—	23
Interest-earning deposits	8	7	3	18
Total net change in income on interest-earning assets	(281)	(125)	8	(398)

Interest-bearing liabilities:
Checking and money market accounts	(27)	8	(2)	(21)
Savings accounts	(15)	8	(2)	(9)
Time deposits	(102)	(49)	15	(136)
Borrowings	23	(272)	(8)	(257)
Total net change in expense on interest-bearing liabilities	(121)	(305)	3	(423)
Net (decrease) increase in net interest income	$(160)	$180	$5	$25

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2021 Compared
	To Six Months Ended December 31, 2020
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$(652)	$(534)	$20	$(1,166)
Investment securities	(204)	166	(37)	(75)
FHLB – San Francisco stock	39	5	1	45
Interest-bearing deposits	19	4	2	25
Total net change in income on interest-earning assets	(798)	(359)	(14)	(1,171)

Interest-bearing liabilities:
Checking and money market accounts	(66)	16	(5)	(55)
Savings accounts	(55)	17	(8)	(46)
Time deposits	(223)	(116)	36	(303)
Borrowings	5	(517)	(2)	(514)
Total net change in expense on interest-bearing liabilities	(339)	(600)	21	(918)
Net (decrease) increase in net interest income	$(459)	$241	$(35)	$(253)

Provision (Recovery) for Loan Losses:

For the Quarters Ended December 31, 2021 and 2020. During the second quarter of fiscal 2022, the Corporation recorded a recovery from the allowance for loan losses of $1.1 million, as compared to a provision for loan losses of $39,000 in the same period of fiscal 2021. The recovery from the allowance for loan losses for the second quarter of fiscal 2022 was primarily due to improved credit quality, payoffs of non-performing loans and improving economic conditions; while the provision for loan losses recorded in the second quarter of fiscal 2021 primarily reflected the deterioration in forecasted economic metrics as a result of the COVID-19 pandemic, partly offset by the decrease in loans receivable.

For the Six Months Ended December 31, 2021 and 2020.  During the first six months of fiscal 2022, the Corporation recorded a recovery from the allowance for loan losses of $1.4 million, as compared to a provision for loan losses of

$259,000 in the same period of fiscal 2021. The recovery from the allowance for loan losses for the first six months of fiscal 2022 was primarily due to improved credit quality, payoffs of non-performing loans and improving economic conditions; while the provision for loan losses recorded in the first six months of fiscal 2021 primarily reflected the deterioration in forecasted economic metrics as a result of the COVID-19 pandemic.

Non-performing loans, net of the allowance for loan losses and fair value adjustments, decreased 68 percent to $2.8 million at December 31, 2021 from $8.6 million at June 30, 2021 and were $10.3 million at December 31, 2020. Net loan recoveries in the first six months of fiscal 2022 were $427,000 or 0.10 percent (annualized) of average loans receivable, as compared to net loan recoveries of $14,000 or 0.00 percent (annualized) of average loans receivable in the same period of fiscal 2021. Total classified loans, net of the allowance for loan losses and fair value adjustments, were $2.8 million at December 31, 2021 as compared to $10.4 million at June 30, 2021 and $14.9 million at December 31, 2020. Classified loans, net of the allowance for loan losses and fair value adjustments, at December 31, 2021 were comprised of loans in the substandard category and no loans in the special mention category as compared to $1.8 million of loans in the special mention category and $8.6 million of loans in the substandard category at June 30, 2021.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank’s charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies. See related discussion of “Asset Quality.”

At December 31, 2021, the allowance for loan losses was $6.6 million, comprised of collectively evaluated allowances of $6.5 million and individually evaluated allowances of $52,000; in comparison to the allowance for loan losses of $7.6 million at June 30, 2021, comprised of collectively evaluated allowances of $7.2 million and individually evaluated allowances of $384,000. The allowance for loan losses as a percentage of gross loans held for investment was 0.77 percent at December 31, 2021 as compared to 0.88 percent at June 30, 2021. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment. For further analysis on the allowance for loan losses, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Corporation’s financial condition and results of operations.

Non-Interest Income:

For the Quarters Ended December 31, 2021 and 2020. Total non-interest income increased $394,000, or 40 percent, to $1.4 million for the quarter ended December 31, 2021 from $974,000 for the same period last year. The increase was primarily attributable to an increase in loan servicing and other fees.

Loan servicing and other fees increased $324,000 or 270 percent to $444,000 in the second quarter of fiscal 2022 from $120,000 in the same quarter last year. The increase was due primarily to higher loan prepayment fees resulting from higher loan payoffs, particularly in multi-family loans. Total loan prepayment fees in the second quarter of fiscal 2022 was $383,000, up 188 percent from $133,000 in the same period last year. Total loan repayments were $72.5 million in the second quarter of fiscal 2022, up 22 percent from $59.6 million in the same period last year.

For the Six Months Ended December 31, 2021 and 2020.  Total non-interest income increased $304,000, or 14 percent, to $2.4 million for the six months ended December 31, 2021 from $2.1 million for the same period last year. The increase was primarily attributable to increases in loan servicing and other fees and other non-interest income.

Loan servicing and other fees increased $105,000 or 20 percent to $630,000 in the first six months of fiscal 2021 from $525,000 in the same period last year. The increase was due primarily to an increase in prepayment fees resulting from higher loan payoffs, particularly in multi-family loans. Total loan prepayment fees in the first six months of fiscal 2022 was $596,000, up six percent from $563,000 in the same period last year. Total loan repayments were $126.4 million in the first six months of fiscal 2022, up slightly from $125.9 million in the same period last year.

Non-Interest Expense:

For the Quarters Ended December 31, 2021 and 2020. Total non-interest expense in the quarter ended December 31, 2021 remained virtually unchanged at $6.9 million as compared to the same period last year. Decreases in premises and occupancy, professional and sales and marketing expenses were largely offset by an increase in salaries and employee benefits expense.

Salaries and employee benefits expense increased $154,000, or four percent, to $4.5 million in the second quarter of fiscal 2022 from $4.3 million in the same period of fiscal 2021. The increase was due primarily to higher compensation and retirement related expenses.

For the Six Months Ended December 31, 2021 and 2020.  Total non-interest expense in the six months ended December 31, 2021 was $12.6 million, a decrease of $1.3 million, or nine percent, as compared to $13.9 million in the six months ended December 31, 2020. The decrease was primarily attributable to a decrease in salaries and employee benefits expense.

Salaries and employee benefits expense decreased $1.1 million, or 13 percent, to $7.6 million in the first six months of fiscal 2022 from $8.7 million in the same period of fiscal 2021. The decrease was due primarily to a $1.2 million credit for the Employee Retention Tax Credit (“ERTC”) recorded in the first quarter of fiscal 2022. The ERTC was recorded for qualified wages consistent with the CAA and American Rescue Plan Act of 2021 where eligible employers can claim a maximum credit equal to 70 percent of $10,000 of qualified wages paid to an employee per calendar quarter.

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

For the Quarters Ended December 31, 2021 and 2020. The Corporation’s income tax provision was $935,000 for the second quarter of fiscal 2022, a 94 percent increase from $481,000 in the same quarter last year, primarily due to a higher income before income taxes. The effective income tax rate for the quarter ended December 31, 2021 was 29.2 percent as compared to 29.0 percent for the quarter ended December 31, 2020. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2022 reflects its current income tax obligations.

For the Six Months Ended December 31, 2021 and 2020.  The Corporation’s income tax provision was $1.9 million for the first six months of fiscal 2022, a 70 percent increase from $1.1 million in the same period last year, primarily reflecting higher pre-tax income. The effective income tax rate for the six months ended December 31, 2021 and 2020 was 27.8 percent and 29.6 percent, respectively. The lower effective income tax rate in the first six months of fiscal 2022 was attributable primarily to the tax benefits from the non-taxable treatment of the ERTC for state income tax purposes. The Corporation believes that the effective income tax rates applied in the first six months of fiscal 2022 reflect its current income tax obligations.

Asset Quality

Non-performing assets were comprised solely of non-performing loans at both December 31, 2021 and June 30, 2021. Non-performing loans, net of the allowance for loan losses and fair value adjustments, consisting of loans with collateral located in California, were $2.8 million at December 31, 2021, down 68 percent from $8.6 million at June 30, 2021. Non-performing loans as a percentage of loans held for investment at December 31, 2021 was 0.33%, down from 1.02% at June 30, 2021. The non-performing loans at December 31, 2021 are comprised of nine single-family loans and two multi-family loans; while the non-performing loans at June 30, 2021 are comprised of 27 single-family loans and one multi-family loan. No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of December 31, 2021, total restructured loans were $6.8 million, down 14 percent from $7.9 million at June 30, 2021. At December 31, 2021, a total of $980,000 or 15 percent of these restructured loans were classified as non-performing; while at June 30, 2021, a total of $7.0 million or 89 percent of these restructured loans were classified as non-performing. As of December 31, 2021, a total of $5.8 million or 86 percent of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $7.7 million or 97 percent of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2021. Restructured loans which are performing in accordance with their modified terms and not otherwise classified as non-accrual are not included in non-performing assets. For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

There was no real estate owned at either December 31, 2021 or June 30, 2021.

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provision for loan losses and net charge-offs. Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors. These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located. If real estate values decline, the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated. The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans. The Corporation generally does not update the loan-to-value ratio on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration in which case individually evaluated allowances are established, if required.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses and fair value adjustments, at the dates indicated:

	At December 31,	At June 30,
(In Thousands)	2021	2021
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$745	$882
Multi-family	1,077	781
Total	1,822	1,663

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	980	6,983
Total	980	6,983

Total non-performing loans	2,802	8,646

Real estate owned, net	—	—
Total non-performing assets	$2,802	$8,646

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.33%	1.02%

Non-performing loans as a percentage of total assets	0.24%	0.73%

Non-performing assets as a percentage of total assets	0.24%	0.73%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:

	At December 31, 2021		At June 30, 2021
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$—	—	$1,767	4
Total special mention loans	—	—	1,767	4

Substandard loans:
Mortgage loans:
Single-family	1,725	11	7,865	29
Multi-family	1,077	2	781	1
Total substandard loans	2,802	13	8,646	30

Total classified loans	2,802	13	10,413	34

Real estate owned	—	—	—	—

Total classified assets	$2,802	13	$10,413	34

Total classified assets as a percentage of total assets	0.24%		0.88%

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and purchased for investment for the quarters and six months indicated:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2021	2020	2021	2020
Loans originated for investment:
Mortgage loans:
Single-family	$45,720	$12,444	$80,140	$35,643
Multi-family	14,920	13,907	40,238	26,816
Commercial real estate	3,005	—	4,205	1,860
Construction	1,684	688	1,684	1,828
Total loans originated for investment	65,329	27,039	126,267	66,147

Loans purchased for investment:
Mortgage loans:
Multi-family	—	2,525	—	11,463
Total loans purchased for investment	—	2,525	—	11,463

Mortgage loan principal payments	(72,547)	(59,575)	(126,406)	(125,898)
Increase in other items, net(1)	189	144	1,185	578

Net (decrease) increase in loans held for investment	$(7,029)	$(29,867)	$1,046	$(47,710)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, advance payments of escrows and repurchases.

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the maturity of investment securities, FHLB – San Francisco advances, access to the discount window facility at the Federal Reserve Bank of San Francisco and access to a federal funds facility with its correspondent bank. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first six months of fiscal 2022 and 2021, the Corporation originated and purchased loans held for investment of $126.3 million and $77.6 million, respectively. At December 31, 2021, the Corporation had loan origination commitments totaling $14.2 million, undisbursed lines of credit totaling $1.3 million and undisbursed construction loan funds totaling $4.6 million. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. During the first six months of fiscal 2022 and 2021, total loan repayments were $126.4 million and $125.9 million, respectively.

The Corporation’s primary financing activity is gathering deposits. During the first six months of fiscal 2022, the net increase in deposits was $18.3 million or two percent, due to an increase in transaction accounts, partly offset by a decrease in time deposits. Transaction account balances increased $27.2 million, or three percent, to $824.7 million at December 31, 2021 from $797.5 million at June 30, 2021, while time deposits decreased $8.7 million, or six percent, to $131.7 million at December 31, 2021 from $140.4 million at June 30, 2021. At December 31, 2021, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $65.6 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $11.3 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At December 31, 2021, total cash and cash equivalents were $85.7 million, or seven percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of December 31, 2021, total borrowings were $80.0 million and the financing availability at FHLB – San Francisco was limited to 35 percent of total assets. As a result, the remaining borrowing facility available was $318.8 million and the remaining available collateral was $345.3 million. In addition, the Bank has secured a $187.9 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $199.9 million. As of December 31, 2021, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $17.0 million that matures on June 30, 2022 which the Bank intends to renew upon maturity. The Bank had no advances under its correspondent bank or discount window facility as of December 31, 2021.

During the first six months of fiscal 2022, the Corporation purchased 152,526 shares of the Corporation’s common stock under the April 2020 stock repurchase plan with a weighted average cost of $16.95 per share. As of December 31, 2021, there are 114,307 shares available for purchase until the plan expires on April 27, 2022. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2021 decreased slightly to 30.8 percent from 32.0 percent for the quarter ended June 30, 2021.

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

At December 31, 2021, the Bank exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at December 31, 2021 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of December 31, 2021
Tier 1 leverage capital (to adjusted average assets)	$119,937	10.02%	$47,868	4.00%	$59,835	5.00%
CET1 capital (to risk-weighted assets)	$119,937	19.69%	$42,645	7.00%	$39,599	6.50%
Tier 1 capital (to risk-weighted assets)	$119,937	19.69%	$51,784	8.50%	$48,738	8.00%
Total capital (to risk-weighted assets)	$126,644	20.79%	$63,968	10.50%	$60,922	10.00%

As of June 30, 2021
Tier 1 leverage capital (to adjusted average assets)	$121,621	10.19%	$47,736	4.00%	$59,670	5.00%
CET1 capital (to risk-weighted assets)	$121,621	18.58%	$45,816	7.00%	$42,544	6.50%
Tier 1 capital (to risk-weighted assets)	$121,621	18.58%	$55,634	8.50%	$52,361	8.00%
Total capital (to risk-weighted assets)	$129,335	19.76%	$68,724	10.50%	$65,452	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

In addition to the minimum CET1, Tier 1 and Total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2021, the capital conservation buffer required a minimum of 2.50% of risk weighted assets.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation. In the first six months of fiscal 2022, the Bank paid a cash dividend of $7.5 million to the Corporation, while the Corporation paid $2.1 million of cash dividends to its shareholders.

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2021	2021	2020

Loans serviced for others (in thousands)	$44,199	$50,448	$64,521

Book value per share	$17.31	$16.88	$16.79

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of December 31, 2021, the targeted federal funds rate range was 0.00% to 0.25%, making an immediate change of -200 basis points or more improbable.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2021 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$253,804	$105,317	$1,309,949	19.38%	+715	bp
+200 bp	$225,799	$77,312	$1,285,018	17.57%	+534	bp
+100 bp	$192,256	$43,769	$1,254,622	15.32%	+309	bp
-	$148,487	$—	$1,214,076	12.23%	—
-100 bp	$130,718	$(17,769)	$1,197,271	10.92%	-131	bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2021 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2021 and June 30, 2021.

	At December 31, 2021		At June 30, 2021
	(-100 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.23%		12.54%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.92%		11.25%
Sensitivity Measure: Change in NPV Ratio	-131	bp	-129	bp

The pre-shock NPV ratio decreased 31 basis points to 12.23 percent at December 31, 2021 from 12.54 percent at June 30, 2021 and the post-shock NPV ratio decreased 33 basis points to 10.92 percent at December 31, 2021 from 11.25 percent at June 30, 2021. The decrease of the NPV ratios was primarily attributable to a $7.5 million cash dividend distribution from the Bank to Provident Financial Holdings, Inc. in September 2021 and the changes in the composition of the balance sheet and interest rates, partly offset by net income in the first six months of fiscal 2022.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the results described in the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from adjustable rate mortgage (“ARM”) borrowers could result in an increase in delinquencies and defaults. Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Corporation, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of December 31, 2021:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of December 31, 2021
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$81,262	$—	$—	$4,418	$85,680
Investment securities	13,839	—	—	194,344	208,183
Loans held for investment	250,009	184,563	206,055	211,379	852,006
FHLB - San Francisco stock	8,155	—	—	—	8,155
Other assets	2,862	—	—	25,519	28,381
Total assets	356,127	184,563	206,055	435,660	1,182,405

Repricing Liabilities and Equity:
Checking deposits - non interest-bearing	—	—	—	112,022	112,022
Checking deposits - interest bearing	52,462	104,924	104,924	87,437	349,747
Savings deposits	64,812	129,623	129,623	—	324,058
Money market deposits	19,419	19,419	—	—	38,838
Time deposits	76,863	43,711	10,283	826	131,683
Borrowings	20,000	40,000	20,000	—	80,000
Other liabilities	195	—	—	17,928	18,123
Stockholders' equity	—	—	—	127,934	127,934
Total liabilities and stockholders' equity	233,751	337,677	264,830	346,147	1,182,405

Repricing gap positive (negative)	$122,376	$(153,114)	$(58,775)	$89,513	$—
Cumulative repricing gap:
Dollar amount	$122,376	$(30,738)	$(89,513)	$—	$—
Percent of total assets	10%	(3)%	(8)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

The static gap analysis shows a positive position in the 12 months or less "cumulative repricing gap - dollar amount" category, indicating more assets are sensitive to repricing than liabilities. Management views non interest-bearing checking deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecast balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 basis points.

The following table describes the results of the analysis at December 31, 2021 and June 30, 2021.

At December 31, 2021		At June 30, 2021
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	6.27%	+300 bp	4.55%
+200 bp	3.11%	+200 bp	2.06%
+100 bp	1.57%	+100 bp	0.23%
-100 bp	-0.50%	-100 bp	0.22%

At December 31, 2021 and June 30, 2021, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period at December 31, 2021; while at June 30, 2021, the results project a small increase in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure

Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2021 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2022.

				(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
October 1, 2021 – October 31, 2021	43,188	$16.84	43,188	173,881
November 1, 2021 – November 30, 2021	24,007	$16.98	24,007	149,874
December 1, 2021 – December 31, 2021	35,567	$16.85	35,567	114,307
Total	102,762	$16.88	102,762	114,307

(1)	Represents the remaining shares available for future purchases under the April 2020 stock repurchase plan.

During the quarter ended December 31, 2021, the Corporation purchased 102,762 shares of the Corporation’s common stock under the April 2020 stock repurchase plan with a weighted average cost of $16.88 per share. For the six months ended December 31, 2021, the Corporation purchased 152,526 shares of the Corporation’s common stock under the April 2020 stock repurchase plan with a weighted average cost of $16.95 per share. As of December 31, 2021, there are 114,307 shares available for purchase until the plan expires on April 27, 2022. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

During the quarter and six months ended December 31, 2021, there were 1,000 shares of restricted stock awarded with an immediate vesting; 2,000 shares of restricted stock forfeited; and 14,000 stock options granted. The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 8, 2022	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2022	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)