Form 10-K
period 2022-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2022-09-02
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022             OR

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

The aggregate market value of the common stock held by non affiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2021, was $109.7 million. As of August 31, 2022, there were 7,265,518 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders are incorporated by reference into Part II.
2.	Portions of the definitive Proxy Statement for the fiscal 2022 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Federal Reserve Board (“FRB”). At June 30, 2022, the Corporation had consolidated total assets of $1.19 billion, total deposits of $955.5 million and stockholders’ equity of $128.7 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank.

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

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full-service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans. Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment. For additional information, see “Subsidiary Activities” in this Form 10-K. The activities of Provident Financial Corp are included in the Bank's operating segment results. The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community. The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties. The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006. The Bank contributed $40,000 to the Foundation in both fiscal 2022 and 2021.

The Corporation is actively monitoring and responding to the effects of the novel coronavirus of 2019 (“COVID-19”) pandemic. The Centers of Disease Control and Prevention (“CDC”) guidelines, as well as directives from federal, state, county and local officials, are being closely followed to make informed operational decisions.

During the COVID-19 pandemic, the health, safety and well-being of its customers, employees and communities and providing uninterrupted access to services are top priorities for the Corporation. As of June 30, 2022, all banking branches are open with normal hours and substantially all employees have returned to their routine working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Subsequent Event

On July 28, 2022, the Corporation announced that the Corporation’s Board of Directors declared a cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on August 18, 2022 were entitled to receive the cash dividend, which will be payable on September 8, 2022.

Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits. The Bank is the largest independent community bank headquartered in Riverside County and it has the eleventh largest deposit market share of all banks and the third largest of community banks in Riverside County.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.” According to the 2020 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively. The Bank’s market area consists primarily of suburban and urban communities. Riverside and Western San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area. According to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, the unemployment rate in June 2022 for the Inland Empire was 4.0% and in the State of California was 4.2%, compared to 3.6% nationwide, reflecting improvement in the economy attributable to the reduced impact of the COVID-19 pandemic. The unemployment data reported in June 2021 was 7.9% in both the Inland Empire and California and 5.9% nationwide.

Business activity in the Inland Empire has continued to grow, and in the context of recent increasingly uncertain economic environment, stands in stark contrast to growth trends in the nation. In the first quarter of calendar 2022, business activity in the Inland Empire expanded by 4.7% compared to 6.4% in the fourth quarter of calendar 2021. Although regional growth has slowed somewhat, it unambiguously outperformed the U.S. Gross Domestic Product, which declined by 1.5% in the first quarter of calendar 2022. Over calendar year 2022, the Inland Empire’s business activity is forecast to rise between 2.5% and 3.5%. Employment has continued to expand and the workforce in the region is larger than it was before the pandemic, something that is not true for the state as a whole. (Source: University of California – Riverside School of Business – Inland Empire Business Activity Index – Summer 2022 Edition).

California home sales were 344,970 in June 2022, down 20.9% percent from June 2021, when 436,020 homes were sold on an annualized basis. The June 2022 statewide and Inland Empire median home price was $863,790 and $585,000, up 5.4% and up 11.4% from June 2021, respectively. (Source: California Association of Realtors – July 18, 2022 News Release).

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

Lending Activities

General. The lending activity of the Bank is comprised of the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment. Additional lending activities have historically included originating saleable single-family loans, primarily fixed-rate first trust deed mortgages. The Bank’s net loans held for investment were $940.0 million at June 30, 2022, representing 79.2% of consolidated total assets. This compares to $851.0 million, or 71.9% of consolidated total assets, at June 30, 2021.

At June 30, 2022, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $19.6 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2022, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s five largest lending relationships at June 30, 2022 consisted of: four multi-family loans totaling $5.2 million to one group of borrowers; eight single-family loans and one multi-family loan totaling $5.2 million to one group of borrowers; two multi-family loans totaling $4.4 million to one group of borrowers; three multi-family loans totaling $4.3 million to one group of borrowers; and one multi-family loan totaling $4.2 million to one group of borrowers. The real estate collateral for these loans is located in Southern and Northern California. At June 30, 2022, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis. The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2022		2021
(Dollars In Thousands)	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$378,234	40.33%	$268,272	31.48%
Multi-family	464,676	49.54	484,408	56.85
Commercial real estate	90,429	9.64	95,279	11.18
Construction	3,216	0.34	3,040	0.36
Other	123	0.01	139	0.02
Total mortgage loans	936,678	99.86	851,138	99.89

Commercial business loans	1,206	0.13	849	0.10
Consumer loans	86	0.01	95	0.01
Total loans held for investment, gross	937,970	100.00%	852,082	100.00%

Advance payments of escrows	47		157
Deferred loan costs, net	7,539		6,308
Allowance for loan losses	(5,564)		(7,587)
Total loans held for investment, net	$939,992		$850,960

Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2022 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

		After	After
		One Year	5 Years
	Within	Through	Through	Beyond
(In Thousands)	One Year	5 Years	15 Years	15 Years	Total

Mortgage loans:
Single-family	$54	$856	$27,809	$349,515	$378,234
Multi-family	—	—	27,091	437,585	464,676
Commercial real estate	2,398	21,771	57,624	8,636	90,429
Construction	59	89	—	3,068	3,216
Other	123	—	—	—	123
Commercial business loans	915	24	267	—	1,206
Consumer loans	86	—	—	—	86
Total loans held for investment, gross	$3,635	$22,740	$112,791	$798,804	$937,970

The following table sets forth the dollar amount of all loans held for investment due after one year from June 30, 2022 which have fixed and floating or adjustable interest rates:

			Floating or
			Adjustable
(Dollars In Thousands)	Fixed-Rate	% (1)	Rate	% (1)

Mortgage loans:
Single-family	$97,358	26%	$280,822	74%
Multi-family	173	—%	464,503	100%
Commercial real estate	1,335	2%	86,696	98%
Construction	1,074	34%	2,083	66%
Commercial business loans	272	93%	19	7%
Total loans held for investment, gross	$100,212	11%	$834,123	89%

(1)	As a percentage of each category.

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

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2022 and 2021, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2022:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$126,638	33%	$112,549	30%	$138,767	37%	$280	—%	$378,234	100%
Multi-family	63,764	14%	275,642	59%	124,993	27%	277	—%	464,676	100%
Commercial real estate	20,450	23%	41,127	45%	28,852	32%	—	—%	90,429	100%
Construction	3,157	98%	59	2%	—	—%	—	—%	3,216	100%
Other	—	—%	123	100%	—	—%	—	—%	123	100%
Total	$214,009	23%	$429,500	46%	$292,612	31%	$557	—%	$936,678	100%

(1)	Other than the Inland Empire.

As of June 30, 2021:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$78,631	29%	$100,560	38%	$88,790	33%	$291	—%	$268,272	100%
Multi-family	68,350	14%	304,534	63%	111,232	23%	292	—%	484,408	100%
Commercial real estate	22,989	24%	41,940	44%	30,350	32%	—	—%	95,279	100%
Construction	279	9%	2,761	91%	—	—%	—	—%	3,040	100%
Other	—	—%	139	100%	—	—%	—	—%	139	100%
Total	$170,249	20%	$449,934	53%	$230,372	27%	$583	—%	$851,138	100%

(1)	Other than the Inland Empire.

Single-Family Mortgage Loans. One of the Bank’s primary lending activity is the origination and purchase of adjustable and fixed rate mortgage loans to be held for investment secured by first trust deed mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank’s branches are located and surrounding areas in Southern and Northern California. During fiscal 2022 the Bank originated $191.7 million and purchased $6.4 million of single-family loans to be held for investment, all of which were underwritten in accordance with the Bank’s origination guidelines. This compares to single-family loan originations of $120.7 million and purchases of $5.4 million during fiscal 2021. At June 30, 2022, total single-family loans held for investment increased 41% to $378.2 million, or 40.3% of the total loans held for investment, from $268.3 million, or 31.5% of the total loans held for investment, at June 30, 2021. The increase in the single-family loans in fiscal 2022 was primarily attributable to new loans originated and purchased for investment that exceeded loan principal payments. During fiscal 2022, the Bank had net recoveries of $439,000 in non-performing single-family loans, as compared to net recoveries of $31,000 during fiscal 2021. At June 30, 2022 and 2021, total non-performing single-family loans were $1.4 million and $7.9 million, net of allowances and charge-offs, and there were no loans past due 30 to 89 days at both dates.

The Bank has underwriting standards that generally conform with the standards of the government sponsored entities (“GSE”) which include Fannie Mae and Freddie Mac. Mortgage insurance is usually required for all loans exceeding 80% loan-to-value (“LTV”) based on the lower of the purchase price or appraised value at the time of loan origination. The Bank is not currently offering loans with LTV ratios greater than 90%. The ratio is derived by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral. Currently, the maximum LTV ratio is 90% for purchase and rate and term refinances and 75% for cash-out refinances. The maximum loan amount offered is $1.5 million. The lowest FICO score currently offered is 690 for a purchase transaction and 720 for a cash-out transaction. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness. Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower. The Bank currently lends on residential properties classified as single-family unit, planned unit developments and condominiums. Underwriting standards and guidelines may change at any time given changes in real estate market conditions or changes to GSE policies and guidelines. For additional protection, the Bank purchases lender-paid mortgage insurance for certain single-family mortgage loans. As of June 30, 2022, a total of $78.6 million of single-family mortgage loans with a 79% weighted average LTV at the time of origination have lender-paid mortgage insurance providing a weighted average coverage ratio of 11% of the original loan amount.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of the characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines. In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan. Our non-traditional single-family residential loans include loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan amount), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OCC). Including these low FICO score loans, as of June 30, 2022, our single-family residential borrowers had a weighted average FICO score of 759 at the time of loan origination.

As of June 30, 2022, these non-traditional loans totaled $20.3 million, comprising 5.4% of total single-family residential loans held for investment and 2.2% of total loans held for investment. At that date, stated income loans totaled $17.5 million, more than 30-year amortization loans totaled $4.3 million, low FICO score loans totaled $2.0 million, and negative amortization loans totaled $479,000 (the outstanding balances described may overlap more than one category).

The Bank currently offers fixed rate loan products in Riverside and San Bernardino counties and adjustable rate mortgage (“ARM”) loans throughout California. Substantially all of the loans originated by the Bank meet GSE underwriting standards based on credit and collateral. The Bank offers several ARM products which adjust semi-annually after an initial fixed period ranging from five to ten years subject to a limitation on semi-annual and lifetime changes. Currently, the ARM programs have a rate consisting of an Index tied to the Secured Overnight Financing Rate (“SOFR”), plus a margin. The programs are limited to a maximum, semi-annual increase or decrease of one percentage point with a maximum lifetime increase of five percentage points. The rate may not fall below the margin. The portfolio currently consists of the following indices, plus a margin of between 2.00% and 3.25%, which are used to calculate the periodic interest rate changes: the London Interbank Offered Rate (“LIBOR”), SOFR, the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”). Loans based on the LIBOR and SOFR indices constitute a majority of the Bank’s loans held for investment. The majority of the ARM loans held for investment have five, seven, or  10-year fixed periods prior to the first adjustment and provide for fully amortizing loan payments throughout the term of the loan. Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each product in a given interest rate and competitive environment. Recently, during the low-interest rate market environment, existing prior to calendar 2022, the production of ARM loans was significantly lower than fixed rate mortgages.

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

A decline in real estate values subsequent to the time of origination of real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs. Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors. These factors include fluctuations in interest rates and the availability of loans to potential purchasers, housing supply and demand, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires, droughts and other natural disasters particular to California where substantially all of our real estate collateral is located. If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.

Multi-Family and Commercial Real Estate Mortgage Loans. At June 30, 2022, multi-family mortgage loans were $464.7 million and commercial real estate loans were $90.4 million, or 49.5% and 9.6%, respectively, of loans held for investment. This compares to multi-family mortgage loans of $484.4 million and commercial real estate loans of $95.3 million, or 56.8% and 11.2%, respectively, of loans held for investment at June 30, 2021. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority. During fiscal 2022 the Bank originated $105.9 million, all of which were underwritten in accordance with the Bank’s origination guidelines, and did not purchase any multi-family and commercial real estate loans. This compares to loan originations of $88.8 million and loan purchases of $11.5 million during fiscal 2021. At June 30, 2022, the Bank had 634 multi-family and 121 commercial real estate loans in loans held for investment. This compares to 654 multi-family and 134 commercial real estate loans in loans held for investment at June 30, 2021.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including hybrid ARM loans, with a term to maturity of 10 to 30 years and a 25 to 30-year amortization schedule. Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including hybrid ARM loans, with a term to maturity of 10 to 30 years and a 25 to 30-year amortization schedule. Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to period interest rate caps and life-of-loan interest rate caps. At June 30, 2022, $448.3 million, or 96.5%, of the Bank’s multi-family loans were secured by five to 36-unit projects. The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial buildings, warehouses and small retail centers. Properties securing multi-family and commercial real estate loans are primarily located in Alameda, Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco and Santa Clara counties. The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $6.0 million. At June 30, 2022, the Bank had 63 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $138.1 million. The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. During both fiscal 2022 and 2021, the Bank had no charge-offs or recoveries on non-performing multi-family and commercial real estate loans. At June 30, 2022 and 2021, there were no non-performing or 30 to 89 days delinquent multi-family and commercial real estate loans at both dates. Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

Construction Loans. The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans. During fiscal 2022 and 2021, the Bank originated a total of $2.2 million and $5.4 million of construction loans (including undisbursed loan funds), respectively. As of June 30, 2022 and 2021, the Bank had short-term construction loans totaling $148,000 and $2.8 million, respectively, and construction/permanent loans totaling $3.1 million and $279,000 respectively, net of undisbursed loan funds of $1.3 million and $3.0 million, respectively.

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. The Bank provides construction financing for single-family, multi-family and commercial real estate properties. Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 to 18 months, with adjustable or fixed interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 75% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At June 30, 2022, there were four custom single-family construction loans totaling $4.3 million with $1.3 million of undisbursed funds. This compares to June 30, 2021 when the Bank had two custom single-family construction loans totaling $1.7 million with $611,000 of undisbursed funds.

From time to time the Bank makes lot loans to individuals to finance land acquisition prior to the start of construction or tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Tract construction may include the building and financing of model homes under a separate loan. At June 30, 2022, there was one land loan of $123,000 and one tract construction loan of $1.7 million with $1.6 million undisbursed funds, as compared to one land loan of $139,000 at June 30, 2021.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At both June 30, 2022 and 2021, there were no speculative construction loans.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2022, there were $3.1 million of construction/permanent loans as compared to $279,000 of construction/permanent loans at June 30, 2021.

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

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment. During fiscal 2022 and 2021, the Bank had no charge-offs or recoveries and no construction loans were non-performing or 30-89 days delinquent at both June 30, 2022 and June 30, 2021.

Participation Loan Purchases and Sales. In an effort to expand production and diversify risk, the Bank purchases loans and loan participations, with collateral primarily in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas. The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield. This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan. All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third-party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank. The Bank purchased $6.4 million of loans to be held for investment (solely single-family loans) in fiscal 2022, compared to $16.9 million of purchased loans to be held for investment (primarily single-family and multi-family loans) in fiscal 2021. The decline in loan purchases was due primarily to the uncertainty of the asset quality and fewer loans available for purchase during the COVID-19 pandemic. As of June 30, 2022, total loans serviced by other financial institutions were $11.4 million, as compared to $13.6 million at June 30, 2021. As of June 30, 2022, all loans serviced by others were performing according to their original contractual payment terms. As of June 30, 2021, all loans serviced by others were performing according to their original contractual payment terms, except for one loan of $365,000 that was in the non-performing category.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk. Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy. Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained. The Bank did not sell any participation loans in fiscal 2022 or fiscal 2021.

Commercial Business Loans. The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan yield. As of June 30, 2022, commercial business loans were $1.2 million, or 0.1% of loans held for investment, up 42%

from $849,000, or 0.1% of loans held for investment at June 30, 2021. These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment. At June 30, 2022 and 2021, there were no non-performing commercial business loans at both dates. During fiscal 2022 or 2021, the Bank had no charge-offs or recoveries on commercial business loans.

Consumer Loans. At June 30, 2022 and 2021, the Bank’s consumer loans were $86,000 and $95,000, respectively, or less than 0.1% of the Bank’s loans held for investment at these dates. The Bank offers open-ended lines of credit on unsecured basis.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank had no non-performing consumer loans at both June 30, 2022 and 2021. During fiscal 2022, the Bank had no net charge-offs on consumer loans, as compared to net charge-offs of $1,000 during fiscal 2021.

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

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2022	2021	2020

Loans originated for sale:
Retail originations	$—	$147	$—
Total loans originated for sale	—	147	—

Loans sold:
Servicing retained	—	(147)	—
Total loans sold	—	(147)	—

Loans originated for investment:
Mortgage loans:
Single-family	191,672	120,699	36,427
Multi-family	87,738	85,011	51,022
Commercial real estate	18,187	3,818	14,468
Construction	2,228	5,426	3,983
Other	—	—	143
Consumer loans	—	—	1
Total loans originated for investment	299,825	214,954	106,044

Loans purchased for investment:
Mortgage loans:
Single-family	6,354	5,446	70,733
Multi-family	—	11,463	71,344
Total loans purchased for investment	6,354	16,909	142,077

Loan principal repayments	(221,315)	(281,477)	(228,250)
Increase (decrease) in other items, net (1)	4,168	(2,222)	3,000
Net increase (decrease) in loans held for investment at fair value	$89,032	$(51,836)	$22,871

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, advance payments of escrows and repurchases.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors. At June 30, 2022, the Bank was servicing $37.7 million of loans for others, a 25% decrease from $50.4 million at June 30, 2021. The decrease was primarily attributable to loan prepayments. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). In estimating fair values at June 30, 2022 and 2021, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 10.85% and 21.82%, respectively, and a weighted-average discount rate of 9.05% and 9.10%, respectively. The required impairment reserve against servicing assets at June 30, 2022 and 2021 was $119,000 and $176,000, respectively. In aggregate, servicing assets had a carrying value of $287,000 and a fair value of $168,000 at June 30, 2022, compared to a carrying value of $384,000 and a fair value of $208,000 at June 30, 2021.

Asset Quality

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

As of June 30, 2022, total non-performing assets, net of allowance for loan losses and fair value adjustments, were $1.4 million, or 0.12% of total assets, which was primarily comprised of: seven single-family loans and no real estate owned (“REO”). As of June 30, 2022, all non-performing loans had a current payment status. This compares to total non-performing assets, net of allowance for loan losses and fair value adjustments, of $8.6 million, or 0.73% of total assets, with $7.7 million, or 89%, of non-performing loans with a current payment status at June 30, 2021 and no REO.

The following table sets forth information with respect to the Bank’s non-performing assets and troubled debt restructurings (“restructured loans”), net of allowance for loan losses and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2022	2021

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$701	$882
Multi-family	—	781
Total	701	1,663

Accruing loans past due 90 days or more	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	722	6,983
Total	722	6,983

Total non-performing loans	1,423	8,646

Real estate owned, net	—	—
Total non-performing assets	$1,423	$8,646

Non-performing loans as a percentage of loans held for investment, net	0.15%	1.02%

Non-performing loans as a percentage of total assets	0.12%	0.73%

Non-performing assets as a percentage of total assets	0.12%	0.73%

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

For the fiscal year ended June 30, 2022, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; three loans were upgraded to the pass category; seven loans were paid off; and no loans were converted to REO. For the fiscal year ended June 30, 2021, there were 20 loans (including 19 COVID-19 related forbearance loans downgraded when their monthly payment deferrals were extended beyond six months) that were newly modified from their original terms, re-underwritten or identified as restructured loans; while two loans were upgraded to the pass category; three loans were paid off; and no loans were converted to REO.

During the fiscal years ended June 30, 2022 and 2021, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the fiscal year ended June 30, 2022, there were no loans that were extended beyond their maturity of the modification terms; while in fiscal year ended June 30, 2021, there were 12 restructured loans totaling $4.7 million that were extended beyond their initial modification terms.

As of June 30, 2022, the net outstanding balance of the Corporation’s 13 restructured loans was $4.5 million of which one loan totaling $722,000 was classified as substandard on non-accrual status. As of June 30, 2022, all of the restructured loans were current with respect to their payment status, consistent with their modified terms. As of June 30, 2021, the net outstanding balance of the Corporation’s 23 restructured loans was $7.9 million of which 20 loans totaling $7.0 million were classified as substandard on non-accrual status. As of June 30, 2021, $7.7 million, or 97 percent, of the restructured loans were current with respect to their payment status, consistent with their modified terms.

The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan. From March 2020 to March 2021, the Bank offered short-term loan modifications to assist borrowers during the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security Act for 2020, as amended (“CARES Act”) and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus ("Interagency Statement") provided that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a restructured loan. Accordingly, the Corporation does not account for such loan modifications as restructured loans.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When a property is acquired, it is recorded at its fair market value less the estimated cost of sale. Subsequent declines in value are charged to operations. As of June 30, 2022 and 2021, there was no REO property at both dates. In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions

(“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

Classified assets improved 84% to $1.6 million at June 30, 2022 from $10.4 million at June 30, 2021. The aggregate amounts of the Bank’s classified assets are located in California.

The following table summarizes classified assets, which is comprised of classified loans, including loans classified by the Bank as special mention, net of allowance for loan losses, and REO at the dates indicated:

	At June 30, 2022		At June 30, 2021
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$224	1	$1,767	4
Total special mention loans	224	1	1,767	4

Substandard loans:
Mortgage loans:
Single-family	1,423	9	7,865	29
Multi-family	—	—	781	1
Total substandard loans	1,423	9	8,646	30

Total classified loans	1,647	10	10,413	34

Real estate owned:
Single-family	—	—	—	—
Total real estate owned	—	—	—	—

Total classified assets	$1,647	10	$10,413	34

Total classified assets as a percentage of total assets	0.14%		0.88%

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

At June 30, 2022, the Bank had an allowance for loan losses of $5.6 million, or 0.59% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2021 of $7.6 million, or 0.88% of gross loans held for investment. A $2.5 million recovery from the allowance for loan losses was recorded in fiscal 2022, compared to a $708,000 recovery from the allowance for loan losses in fiscal 2021. The decrease in the allowance for loan losses was due primarily to improved asset quality at June 30, 2022 and improving general economic conditions as compared to June 30, 2021, partly offset by an increase in loans held for investment in fiscal 2022. Although management believes the best information available is used to make such provision (recovery), future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations:

	At or For The Year Ended June 30,
(Dollars In Thousands)	2022	2021	2020

Allowance for loan losses as a percentage of total gross loans held for investment at period end	0.59%	0.88%	0.91%
Allowance for loan losses	$5,564	$7,587	$8,265
Total gross loans held for investment	$937,970	$852,082	$904,466

Non-performing loans as a percentage of net loans held for investment at period end	0.15%	1.02%	0.55%
Total non-performing loans, net	$1,423	$8,646	$4,924
Total loans held for investment, net	$939,992	$850,960	$902,796

Allowance for loan losses as a percentage of gross non-performing loans at period end	368.97%	80.56%	154.40%
Allowance for loan losses	$5,564	$7,587	$8,265
Total gross non-performing loans	$1,508	$9,418	$5,353

Net recoveries (charge-offs) to average loans receivable during the period:
Mortgage loans:

Single-family:	0.15%	0.01%	0.02%
Net recoveries	$439	$31	$69
Average loans receivable	$301,698	$270,083	$329,033

Multi-family:	0.00%	0.00%	0.00%
Net charge-offs	$-	$-	$-
Average loans receivable	$473,487	$484,374	$472,010

Commercial real estate:	0.00%	0.00%	0.00%
Net charge-offs	$-	$-	$-
Average loans receivable	$90,896	$101,768	$107,966

Construction:	0.00%	0.00%	0.00%
Net charge-offs	$-	$-	$-
Average loans receivable	$3,417	$6,249	$5,732

Commercial business loans:	0.00%	0.00%	0.00%
Net charge-offs	$-	$-	$-
Average loans receivable	$627	$795	$471

Consumer loans:	0.00%	(1.22)%	0.87%
Net (charge-offs) recoveries	$-	$(1)	$1
Average loans receivable	$73	$82	$115

Total loans:	0.05%	0.00%	0.01%
Total net recoveries	$439	$30	$70
Total average loans receivable	$870,328	$863,507	$915,353

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

At June 30, 2022 and 2021, the Bank’s investment securities portfolio was $188.4 million and $226.9 million, respectively, which primarily consisted of federal agency and GSE obligations. The Bank’s investment securities portfolio was classified as held to maturity and available for sale. The Corporation purchased held to maturity mortgage-backed securities and collateralized mortgage obligations totaling $19.0 million and $158.0 million of mortgage-backed securities during fiscal 2022 and 2021, respectively. At June 30, 2022 and 2021, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or a GSE.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2022			2021
		Estimated			Estimated
	Amortized	Fair		Amortized	Fair
(Dollars In Thousands)	Cost	Value	Percent	Cost	Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS(1)	$180,492	$166,610	95.53%	$220,448	$221,847	97.17%
U.S. government sponsored enterprise CMO(2)	3,913	3,763	2.16	—	—	—
U.S. SBA securities(3)	940	951	0.55	1,858	1,874	0.82
Certificates of deposits	400	400	0.23	1,000	1,000	0.44
Total investment securities - held to maturity	$185,745	$171,724	98.47%	$223,306	$224,721	98.43%

Available for sale securities:
U.S. government agency MBS(1)	$1,698	$1,698	0.97%	$2,146	$2,222	0.97%
U.S. government sponsored enterprise MBS(1)	865	865	0.50	1,197	1,211	0.53
Private issue CMO(2)	118	113	0.06	151	154	0.07
Total investment securities - available for sale	$2,681	$2,676	1.53%	$3,494	$3,587	1.57%
Total investment securities	$188,426	$174,400	100.00%	$226,800	$228,308	100.00%

(1)Mortgage-backed securities (“MBS”)
(2)Collateralized mortgage obligations (“CMO”)
(3)Small Business Administration ("SBA")

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2022:

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less(1)		Five Years(1)		Ten Years(1)		Ten Years(1)		Total(1)
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$1,027	2.31%	$9,947	2.83%	$77,167	1.17%	$92,351	1.35%	$180,492	1.36%
U.S. government sponsored enterprise CMO	—	—	961	2.87	—	—	2,952	2.02	3,913	2.23
U.S. SBA securities	—	—	—	—	—	—	940	0.85	940	0.85
Certificates of deposits	400	0.73	—	—	—	—	—	—	400	0.73
Total investment securities -held to maturity	$1,427	1.87%	$10,908	2.83%	$77,167	1.17%	$96,243	1.37%	$185,745	1.37%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$1,698	1.90%	$1,698	1.90%
U.S. government sponsored enterprise MBS	—	—	—	—	98	3.19	767	2.61	865	2.67
Private issue CMO	—	—	—	—	—	—	113	3.02	113	3.02
Total investment securities -available for sale	$—	—%	$—	—%	$98	3.19%	$2,578	2.16%	$2,676	2.20%
Total investment securities	$1,427	1.87%	$10,908	2.83%	$77,265	1.17%	$98,821	1.39%	$188,421	1.39%

(1)	The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values.

The actual maturity and yield for MBS and CMO may differ from the stated maturity and stated yield due to scheduled amortization, prepayments and acceleration of premium amortization or discount accretion.

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

The Bank generally offers time deposits for terms not exceeding seven years. As illustrated in the following table, time deposits represented 13% of the Bank’s deposit portfolio at June 30, 2022, compared to 15% at June 30, 2021. As of June 30, 2022 and 2021, there were no brokered deposits. The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2022:

Weighted			Minimum		Percentage
Average			Amount	Balance	of Total
Interest Rate	Original Term	Deposit Account Type	(In Thousands)	(In Thousands)	Deposits

		Transaction accounts:
—%	N/A	Checking accounts – non interest-bearing	$—	$125,089	13.09%
0.04%	N/A	Checking accounts – interest-bearing	$—	335,788	35.14
0.05%	N/A	Savings accounts	$—	333,581	34.91
0.17%	N/A	Money market accounts	$—	39,897	4.18

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1	20	—
0.05%	31 to 90 days	Fixed-term, fixed rate	$1	6,027	0.63
0.05%	91 to 180 days	Fixed-term, fixed rate	$1	5,569	0.58
0.07%	181 to 365 days	Fixed-term, fixed rate	$1	31,014	3.25
0.17%	Over 1 to 2 years	Fixed-term, fixed rate	$1	23,336	2.44
0.34%	Over 2 to 3 years	Fixed-term, fixed rate	$1	11,470	1.20
1.02%	Over 3 to 5 years	Fixed-term, fixed rate	$1	32,532	3.41
1.67%	Over 5 to 10 years	Fixed-term, fixed rate	$1	11,181	1.17
0.11%				$955,504	100.00%

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2022			2021
		Percent			Percent
		of	Increase		of	Increase
(Dollars In Thousands)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

Checking accounts – non interest-bearing	$125,089	13.09%	$1,910	$123,179	13.13%	$4,408
Checking accounts – interest-bearing	335,788	35.14	8,400	327,388	34.90	36,925
Savings accounts	333,581	34.91	26,282	307,299	32.76	33,530
Money market accounts	39,897	4.18	227	39,670	4.23	(319)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	78,644	8.23	1,939	76,705	8.18	(13,871)
Over one to two years	20,600	2.16	(17,087)	37,687	4.02	3,692
Over two to five years	20,628	2.16	(5,018)	25,646	2.74	(18,825)
Over five years	1,277	0.13	878	399	0.04	(536)
Total	$955,504	100.00%	$17,531	$937,973	100.00%	$45,004

Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2022	2021

Below 1.00%	$89,617	$85,125
1.00 to 1.99%	26,537	50,238
2.00 to 2.99%	4,995	5,074
Total	$121,149	$140,437

Time Deposits by Remaining Maturity. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2022 differentiated by interest rates and remaining maturity:

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
(Dollars In Thousands)	or Less	Two Years	Three Years	Four Years	Years	Total

Below 1.00%	$59,673	$14,339	$8,478	$2,875	$4,252	$89,617
1.00 to 1.99%	14,057	6,261	5,412	677	130	26,537
2.00 to 2.99%	4,914	—	—	—	81	4,995
Total	$78,644	$20,600	$13,890	$3,552	$4,463	$121,149

Time Deposits Insurance Coverage by the FDIC. The following tables set forth the time deposit FDIC insurance coverage by account and remaining maturity at June 30, 2022 and 2021:

	At June 30, 2022
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$26,101	$2,407	$28,508
Over three to six months	18,860	1,017	19,877
Over six to twelve months	27,483	2,776	30,259
Over twelve months	39,526	2,979	42,505
Total	$111,970	$9,179	$121,149

	At June 30, 2021
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$24,482	$1,513	$25,995
Over three to six months	21,913	898	22,811
Over six to twelve months	27,290	609	27,899
Over twelve months	58,382	5,350	63,732
Total	$132,067	$8,370	$140,437

Deposit Activity. The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2022	2021	2020

Beginning balance	$937,973	$892,969	$841,271

Net deposits before interest credited	16,387	43,259	48,755
Interest credited	1,144	1,745	2,943
Net increase in deposits	17,531	45,004	51,698

Ending balance	$955,504	$937,973	$892,969

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

As of June 30, 2022 and 2021, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets at both dates, amounting to $415.7 million and $416.2 million, respectively. Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans. Total mortgage loans pledged to the FHLB – San Francisco were $570.4 million at June 30, 2022 as compared to $607.0 million at June 30, 2021. In addition, the Bank pledged investment securities totaling $4.7 million and $1.6 million at June 30, 2022 and 2021, respectively, to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility. At June 30, 2022 and 2021, the Bank had $85.0 million and $101.0 million of borrowings from the FHLB – San Francisco with a weighted-average interest rate of 2.20% and 2.19%, respectively. At June 30, 2022, the outstanding borrowings mature between 2022 and 2025 with a weighted average maturity of 16 months.

In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and credit enhancement for loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which have a recourse liability. The outstanding letters of credit were $18.0 million and $16.0 million at June 30, 2022 and 2021, respectively; while the outstanding MPF credit enhancement was $2.5 million at both June 30, 2022 and 2021.

As of June 30, 2022 and 2021, the remaining financing availability was $310.3 million and $296.8 million, with remaining available collateral of $310.5 million and $343.1 million, respectively. In addition, as of June 30, 2022 and 2021, the Bank had secured a discount window facility of $153.9 million and $206.1 million at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $163.7 million and $219.2 million, respectively.

At June 30, 2022, the Bank also has a federal funds facility with its correspondent bank for $50.0 million which matures on June 30, 2023. This compares to the federal funds facility with its correspondent bank of $17.0 million with maturity on June 30, 2022. As of June 30, 2022 and 2021, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank at both dates.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock. The Bank held the required investment at June 30, 2022 and 2021 of $8.2 million with no excess investment at both dates.

During fiscal 2022 and 2021, the Bank purchased FHLB – San Francisco capital stock totaling $84,000 and $185,000, respectively, and did not redeem any of the capital stock during both periods. In fiscal 2022 and 2021, the FHLB – San Francisco distributed cash dividends to the Bank totaling $489,000 and $418,000, respectively.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank’s investment in its service corporations did not exceed these limits at June 30, 2022 and 2021.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation. PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any. Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive. At June 30, 2022 and 2021, the Bank’s investment in its subsidiaries was $7,000 and $10,000, respectively.

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

All federal savings institutions must pay assessments to the OCC, to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. The Bank’s OCC annual assessments for the fiscal years ended June 30, 2022 and 2021 were $221,000 and $218,000, respectively.

The Bank's general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Bank’s limits on loans to one borrower or group of related borrowers at June 30, 2022 and 2021 were $19.6 million and $19.4 million, respectively. At June 30, 2022, the Bank’s largest lending relationship to a single borrower or group of borrowers consisted of four multi-family loans totaling $5.2 million, which were performing according to their original payment terms.

Effective July 1, 2019, the OCC issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2022.

Federal Home Loan Bank System. The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members within its assigned region. The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco. In addition, all long-term advances are required to provide funds for residential home financing. At June 30, 2022 and 2021, the Bank had $85.0 million and $101.0 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $310.3 million and $296.8 million, respectively, based on 35% of total assets for both dates, which is limited to available collateral. For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco. At June 30, 2022 and 2021, the Bank held $8.2 million of FHLB-San Francisco stock at both dates, which were in compliance with this membership requirement. During fiscal 2022 and 2021, the Bank was required to purchase $84,000 and $185,000 of FHLB – San Francisco capital stock, respectively, and the Bank did not redeem any capital stock during both periods. In fiscal 2022 and 2021, the FHLB – San Francisco distributed cash dividends to the Bank totaling $489,000 and $418,000, respectively. There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess capital stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits up to $250,000 per account owner as defined by the FDIC, backed by the full faith and credit of the United States. As insurer, the FDIC imposes deposit insurance premiums in the form of assessments to maintain the DIF and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. The Bank’s FDIC annual assessments for the fiscal years ended June 30, 2022 and 2021 were $322,000 and $334,000, respectively.

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

Qualified Thrift Lender Test. Like all savings institutions (subject to a narrow exception not applicable to the Bank), the Bank is required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on its operations. This test requires a savings institution to have at least 65% of its total assets as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, a savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986 (“Code”), as amended. Under either test, such assets primarily consist of residential housing related loans and investments.

Any savings institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of June 30, 2022 and 2021, the Bank maintained 90.8% and 90.3% of its portfolio assets in qualified thrift investments, respectively, and therefore, met the qualified thrift lender test at both dates. During fiscal 2022 and 2021, the Bank was in compliance with the QTL test as of each month end.

Capital Requirements. Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital, including a Tier 1 capital to adjusted average assets leverage ratio, a common equity Tier 1 (“CET1”) to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio and a total capital to risk-based assets ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a Tier 1 leverage ratio of 4%, (ii) a CET1 capital ratio of 4.5%; (iii) a Tier 1 capital ratio of 6%; and (iv) a total capital ratio of 8%.

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

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a Tier 1 leverage capital ratio of 5%, a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8% and a total risk-based capital ratio of 10% and the Bank must not be subject to any of certain mandates by the OCC requiring it as an individual institution to meet any specified capital level.

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10.0 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Final rules issued by the agencies established the community bank leverage ratio at 9% Tier 1 capital to adjusted average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly Call Report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements. The Company did not opt in to the community bank leverage ratio framework for the year ended June 30, 2022.

As of June 30, 2022, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires that the Federal Reserve assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received a rating of satisfactory when it was last examined for CRA compliance.

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

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. In addition, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although the Bank may enjoy several fairly broad exemptions from the CCPA's privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the establishment by the Bank of certain regulatory compliance and risk management controls. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred.  Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector.  Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule is required by May 1, 2022.  Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Other Consumer Protection Laws and Regulations. The Consumer Financial Protection Bureau (“CFPB”) exercises broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10.0 billion, the Bank is generally subject to supervision and enforcement by the OCC with respect to compliance with consumer financial protection laws and CFPB regulations.

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

Capital Requirements. For a savings and loan holding company with less than $3.0 billion in consolidated assets that qualifies as a small bank holding company under the FRB’s Small Bank Holding Company Policy Statement, such as the Corporation, the capital regulations apply to its savings institution subsidiaries, but not the Corporation, unless the FRB determines otherwise in particular cases. For a description of the capital regulations, see “Federal Regulation of Savings Institutions - Capital Requirements” above.

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

Federal Securities Laws. Provident Financial Holdings, Inc.’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Corporation is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

COVID-19 Legislation. In response to the COVID-19 pandemic, the U.S. Congress and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures. As the on-going COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19. In addition, it is possible that the U.S. Congress will enact supplementary COVID-19 response legislation. The Corporation continues to assess the impact of the CARES Act and The Consolidated Appropriations Act, 2021 (“CAA 2021”), and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves. As of June 30, 2022, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below. Currently, the Corporation uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions. In the event that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real estate property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes. For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2022, the Bank declared and paid $7.5 million of cash dividends to the Corporation while the Corporation declared and paid $4.1 million of cash dividends to shareholders.

Tax Effect from Stock-Based Compensation. During fiscal 2022, there were no restricted common stock distributed to employees but 1,000 shares of restricted stock was distributed to non-employee members of the Corporation’s Board of Directors. Also, there were no non-qualified stock options exercised and no incentive stock options were exercised as disqualifying dispositions. As a result, there was no federal tax benefit effect from stock-based compensation in fiscal 2022.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990. Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Fiscal 2017 and fiscal years thereafter remain subject to federal examination, while the California state tax returns for fiscal 2016 and fiscal years thereafter are subject to examination by state taxing authorities.

State Taxation

California. The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation). At June 30, 2022, the Corporation’s net state tax rate was 7.7%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. There was a no state tax benefit effect from stock-based compensation in fiscal 2022, as described above in the section entitled "Federal Taxation."

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. During fiscal 2022, the Corporation paid franchise taxes of $200,000.

Employees and Human Capital

As of June 30, 2022, the Bank had 162 full-time equivalent employees, which consisted of 110 full-time, 69 prime-time and no part-time employees. The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At June 30, 2022, approximately 73 percent of our workforce was female and 27 percent male, and our average tenure was approximately 8.6 years, a decrease of  approximately 15 percent from an average tenure of 10.1 years at June 30, 2021. The ethnicity of our workforce was 40.2% White, 5.2% Asian, 44.2% Hispanic or Latino, 5.2% two or more races, 0.6% American Indian or Alaskan Native, 0% Native Hawaiian or Pacific Islander and 4.6% African American or Black. As part of our compensation philosophy, we offer and maintain market competitive compensation programs for our employees in order to attract and retain superior talent. In addition to strong base wages, additional programs include quarterly or annual bonus opportunities, an Employee Stock Ownership Plan, a Corporation-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, accrued vacation and sick time, family leave, and an employee assistance program.

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

A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and dedication in our employee base which in turn grows our business, our commitment to our communities, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average tenure of over eight years reflects the engagement of our employees in this talent management philosophy. Turnover for employees as measured by terminated employees to the average total employees was 39.8% in fiscal 2022, up from 34.1% in fiscal 2021.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	74	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Robert "Scott" Ritter	53	—	Senior Vice President
			Single-Family Division

Donavon P. Ternes	62	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	63	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	56	—	Senior Vice President
			Retail Banking Division

(1)	As of June 30, 2022.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank. There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with Provident Savings Bank since 1974, currently serving as Chairman and Chief Executive Officer of the Bank and the Corporation, positions he has held since 1991 and 1996, respectively. He served as President of the Bank from 1991 until June 2011 and as President of the Corporation from its formation in 1996 until June 2011. Mr. Blunden also serves on the Board of Directors of the Western Bankers Association.

Robert "Scott" Ritter joined the Bank as Senior Vice President on September 26, 2016 and currently oversees the single-family mortgage operations. Prior to joining the Bank, Mr. Ritter was the Chief Operating Officer at California Mortgage Advisors since November 2011 where he was responsible for overseeing all of California Mortgage Advisors' operations, including product development, underwriting, loan processing and information technology. Prior to that, he held positions with increasing responsibilities at mortgage banking firms such as Green Point Financial and its predecessor Headlands Mortgage Company, among others.

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

Gwendolyn L. Wertz joined the Bank as Senior Vice President of Retail Banking on February 3, 2014. Prior to joining the Bank, Ms. Wertz was with CommerceWest Bank where she was responsible for the management of commercial banking activities, treasury management and specialty banking. Prior to that she was with Opportunity Bank, N.A. where she was responsible for the commercial treasury sales and service team. Ms. Wertz has more than 30 years of experience with financial institutions including the last 15 years in senior management roles. Her experience includes depository growth initiatives, operations, compliance and deposit acquisition management.

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

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market areas, stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks of COVID-19, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations of the Corporation:

●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by us;
●	if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
●	higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;
●	increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and
●	risks to the capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of any work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

As of June 30, 2022, approximately 69% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California. A return of recessionary conditions or adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our capital, liquidity, financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve as a result of COVID-19 or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●an increase in loan delinquencies, problem assets and foreclosures;
●we may increase our allowance for loan losses;
●the slowing of sales of foreclosed assets;
●a decline in demand for our products and services;
●	a decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans;
●the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●a decrease in the amount of our low cost or non interest-bearing deposits.

A decline in California economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as fires, droughts and earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Risks Related to our Lending Activities

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2022, $378.2 million, or 40.3% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

A few of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage for a combined loan-to-value ratio of up to 100% or because of a decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2022, we had $555.1 million or 59.2% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential loan. Repayment on these loans are dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.

A secondary market for many types of multi-family and commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for a single-family residential mortgage loan because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred with our single-family residential loan portfolio.

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. The Corporation purchased $6.4 million of single-family loans and $16.9 million of multi-family and single-family loans to be held for investment in fiscal 2022 and 2021, respectively. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we expected we will earn less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, losses, and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses, which is charged against income. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses. Further, included in our single-family residential loan portfolio, which comprised 40.3% of our total loan portfolio at June 30, 2022, were $20.3 million or 2.2% of total loans held for investment that were non-traditional single-family loans, which include negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Furthermore, the Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, ASC 326 Current Expected Credit Losses (“CECL”), that will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, however, the FASB board in July 2019 extended the adoption date for certain SEC registrants, including the Corporation, to fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses at inception of the loan. This will change the current method of calculating allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. The federal banking regulators (the FRB, the OCC and the FDIC) have adopted regulations that apply to smaller reporting companies, such as the Corporation, beginning in 2023. In addition, a decline in national and local economic conditions, including as a result of the COVID-19 pandemic, and results of the bank regulatory agencies periodic review of our allowance for loan losses or other factors may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses to appropriate levels. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2022 and 2021, our non-performing assets were $1.4 million and $8.6 million, or 0.12% and 0.73% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the FRB reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate resulted in a decline in overall interest rates which has negatively impacted our net interest income. However, the FOMC has recently begun to increase rates. In March 2022, in response to inflation, the FOMC commenced increasing the target range for the federal funds rate by implementing a 25 basis point increase. During the second quarter of 2022, the FOMC increased the target range for the federal funds rate by an additional 125 basis points to a range of 1.50% to 1.75% and in July 2022, the FOMC enacted a second consecutive 75 basis point interest rate increase as it seeks to control inflation without creating a recession.

The FOMC has indicated further increases are to be expected this year. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and purchase loans, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our investment  securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments decline more rapidly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits bearing a relatively low rate of interest and having a shorter duration than our assets. At June 30, 2022, we had $78.6 million in time deposits that mature within one year, $125.1 million in non interest-bearing checking accounts and $709.3 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, most of our mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

Certain hedging strategies that we may use to manage investment in mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We may use derivative instruments to economically hedge mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended June 30, 2022, we did not incur any other-than-temporary impairments on our securities portfolio.

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

Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as costs incurred by payment card issuing banks and other third parties or may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts or credit monitoring services. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

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

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Risks Related to our Business and Industry Generally

We will be required to transition from the use of the LIBOR interest rate index in the future.

A majority of our loans are indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2022 and by June 2023, LIBOR is scheduled to be eliminated entirely. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted.

At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. We began to use SOFR and other indices as a substitute for LIBOR for new originations in fiscal 2022. As of June 30, 2022, there were $547.2 million of loans in our portfolio tied to LIBOR.

Ineffective liquidity management could adversely affect our financial results and condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-K.

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Since our geographic concentration is in California, we are subject to earthquakes, fires, mudslides, droughts and other natural disasters. A major earthquake or other natural disaster may disrupt our business operations for an indefinite period of time and could result in material losses, although we have not experienced any losses in many years as a result of earthquake damage or other natural disaster. Although we are in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. In addition to possibly sustaining damage to our own properties, if there is a major earthquake, fire, mudslide, or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations.

Any breach of representations and warranties made by us to our loan purchasers or credit default on our loan sales may require us to repurchase or substitute such loans we have sold.

We have previously engaged in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2022 and 2021, the Bank did not repurchase any loans. Additionally, the Bank did not have any claims or settlements for previously sold loans during fiscal 2022, as compared to fiscal 2021 when the Bank settled a repurchase claim for previously sold loans for $175,000.

Our assets as of June 30, 2022 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2022, the net deferred tax asset was approximately $1.4 million, a decrease from $2.5 million at the prior fiscal year end. The net deferred tax asset results primarily from (1) deferred loan costs, (2) provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes and (3) deferred compensation, among others.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2022 is fully realizable based on our expected future earnings; however, expected future earnings may not be realized, which could impact our deferred tax assets.

Climate change may materially adversely affect our business and results of operations.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. For example, residential or commercial construction projects may be impacted as builders may incur additional expenses to comply with possible standards of increasing green space or reducing emissions. Possible requirements may lengthen the required time to complete construction projects. If requirements are not satisfied, conversion of the loan from the construction phase to the permanent phase may be significantly delayed. Among the impacts to us could be a drop in demand for our products and services, particularly in certain industry sectors as well as possibly having a negative impact on our cash flow.  In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will continue to be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At June 30, 2022, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $6.9 million. The Bank’s home office is located in Riverside, California. Including the home office, the Bank has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California. The Bank owns six of the retail banking offices and has seven leased retail banking offices. The leases expire from 2023 to 2026. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV. At June 30, 2022, there were 7,285,184 shares of common stock issued and outstanding held by 429 shareholders of record, and there were approximately 1,813 persons or entities that hold stock in nominee or “street name” accounts with brokers.

The Corporation’s cash dividend payout policy is reviewed regularly by management and the Board of Directors. The Board of Directors has declared quarterly cash dividends on the Corporation’s common stock for consecutive quarters since September 30, 2002. On July 28, 2022, the Corporation declared a quarterly cash dividend of $0.14 per share with a record date August 18, 2022 and the dividend is payable on September 8, 2022. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During the quarter ended June 30, 2022, the Corporation purchased 35,488 shares of the Corporation’s common stock with an average cost of $15.90 per share pursuant to its April 2020 stock repurchase that expired on April 27, 2022. For the fiscal year ended June 30, 2022, the Corporation purchased 257,285 shares of the Corporation’s common stock at an average cost of $16.73 per share pursuant to its April 2020 stock repurchase plan. The Board of Directors approved a new stock repurchase plan on April 28, 2022 which authorized 364,259 shares for repurchase, all of which remain available for purchase at June 30, 2022. The repurchase plan terminates on April 28, 2023, unless completed sooner. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market and other conditions. The stock repurchase program does not obligate the Corporation to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

During the quarter ended June 30, 2022, there were no stock options exercised and no restricted common stock vested, while 2,000 shares of restricted stock were forfeited. For the fiscal year ended June 30, 2022, there were no stock options exercised, while 1,000 shares of restricted common stock were awarded and vested and 6,500 shares of restricted stock were forfeited. During the quarter and fiscal year ended June 30, 2022, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2022.

				(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
April 1, 2022 – April 30, 2022	35,488	$15.90	35,488	364,259
May 1, 2022 – May 31, 2022	—	$—	—	364,259
June 1, 2022 – June 30, 2022	—	$—	—	364,259
Total	35,488	$15.90	35,488	364,259

(1)	Represents the remaining shares available for future purchases under the April 2022 stock repurchase plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index. Total return assumes the reinvestment of all dividends.

## COMPARISON OF CUMULATIVE TOTAL RETURNS[(1)]

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
PROV
NASDAQ Stock Index
NASDAQ Bank Index
6/30/17
6/30/18
6/30/19
6/30/20
6/30/21
6/30/22

	6/30/2017	6/30/2018	6/30/2019	6/30/2020	6/30/2021	6/30/2022
PROV	$100.00	$102.15	$115.75	$76.25	$102.04	$90.67
NASDAQ Stock Index	$100.00	$114.84	$125.17	$133.88	$193.41	$165.89
NASDAQ Bank Index	$100.00	$110.88	$110.35	$85.27	$147.41	$120.38

(1)	Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2017 and that all dividends were reinvested.

For additional information, see Part III, Item 12 of this Form 10-K for information regarding the Corporation’s Equity Compensation Plans, which is incorporated into this Item 5 by reference.

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K contains statements that the Corporation believes are “forward-looking statements.” These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to the following: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (“COVID-19”) and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in general economic conditions, including  the effects of inflation, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; the future of LIBOR, and the transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and including changes as a result of COVID-19; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion completed on June 27, 1996. The Corporation is regulated by the FRB. At June 30, 2022, the Corporation had total assets of $1.19 billion, total deposits of $955.5 million and total stockholders’ equity of $128.7 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Corporation measures the allowance for loan losses of restructured loans based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan. Based on published guidance with respect to restructured loans from certain banking regulators and to conform to general practices within the banking industry, the Corporation may determine that it is appropriate to maintain certain restructured loans on accrual status because there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans). In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be affected by the COVID-19 pandemic and its impact to general economic conditions.

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

Comparison of Financial Condition at June 30, 2022 and 2021

Total assets increased slightly to $1.19 billion at June 30, 2022 from $1.18 billion at June 30, 2021. The increase was primarily attributable to an increase in loans held for investment, partly offset by decreases in cash and cash equivalents and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, decreased $46.9 million, or 67%, to $23.4 million at June 30, 2022 from $70.3 million at June 30, 2021. The decrease was primarily attributable to the utilization of cash to fund loans held for investment. The balance of cash and cash equivalents at June 30, 2022 was consistent with the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) decreased $38.5 million, or 17%, to $188.4 million at June 30, 2022 from $226.9 million at June 30, 2021. The decrease was primarily the result of scheduled and accelerated principal payments on investment securities, partly offset by purchases of investment securities held to maturity. For additional information on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment increased $89.0 million, or 10% to $940.0 million at June 30, 2022 from $851.0 million at June 30, 2021. In fiscal 2022, the Corporation originated $299.8 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans, up 39% from $215.0 million, consisting primarily of single-family and multi-family loans, for fiscal 2021. In addition, the Corporation purchased $6.4 million of loans to be held for investment (solely comprised of single-family loans) in fiscal 2022, down 62% from $16.9 million of purchased loans to be held for investment (consisting of single-family and multi-family loans) in fiscal 2021. Total loan principal payments in fiscal 2022 were $221.3 million, down 21% from $281.5 million in fiscal 2021. There was no REO acquired in the settlement of loans in both fiscal 2022 and fiscal 2021. The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, decreased 4% to $559.5 million at June 30, 2022 from $583.6 million at June 30, 2021, and represented 60% and 68% of loans held for investment, respectively. The balance of single-family loans held for investment increased $109.9 million, or 41%, to $378.2 million at June 30, 2022, from $268.3 million at June 30, 2021. For additional information on loans held for investment, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total deposits increased $17.5 million, or 2%, to $955.5 million at June 30, 2022 from $938.0 million at June 30, 2021. Transaction accounts increased $36.9 million, or 5%, to $834.4 million at June 30, 2022 from $797.5 million at June 30, 2021; while time deposits decreased $19.3 million, or 14%, to $121.1 million at June 30, 2022 from $140.4 million at June 30, 2021. As of June 30, 2022 and 2021, the percentage of transaction accounts to total deposits was 87% and 85%, respectively. Non interest-bearing deposits as a percentage of total deposits remained unchanged at 13% on June 30, 2022 as compared to June 30, 2021. The change in deposit mix was consistent with the Corporation’s marketing strategy to promote transaction accounts and the strategic decision to increase the percentage of lower cost checking and savings accounts in its deposit base and decrease the percentage of time deposits by competing less aggressively for time deposits. For additional information on deposits, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Borrowings, consisting of FHLB – San Francisco advances decreased $16.0 million, or 16%, to $85.0 million at June 30, 2022 from $101.0 million at June 30, 2021. The decrease was due to scheduled maturities and prepayments of advances during fiscal 2022, partly offset by a new $5.0 million overnight advance on June 30, 2022. The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 16 months at June 30, 2022, down from 24 months at June 30, 2021. For additional information on borrowings, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total stockholders’ equity increased $1.4 million or 1% to $128.7 million at June 30, 2022 from $127.3 million at June 30, 2021, primarily as a result of net income and the amortization of stock-based compensation benefits in fiscal 2022, partly offset by stock repurchases (see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K) and quarterly cash dividends paid to shareholders.

Comparison of Operating Results for the Years Ended June 30, 2022 and 2021

General. The Corporation recorded net income of $9.1 million, or $1.22 per diluted share, for the fiscal year ended June 30, 2022, up $1.5 million, or 20%, from $7.6 million, or $1.00 per per diluted share, for the fiscal year ended June 30, 2021. The increase in net income in fiscal 2022 compared to fiscal 2021 was primarily attributable to a $956,000 increase in net interest income and a $1.8 million increase in the recovery from the allowance for loan losses. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 71% in fiscal 2022 from 73% in fiscal 2021. Return on average assets in fiscal 2022 increased to 0.76% from 0.64% in fiscal 2021 and return on average stockholders' equity in fiscal 2022 increased to 7.14% from 6.05% in fiscal 2021.

Net Interest Income. Net interest income increased $956,000, or 3%, to $31.6 million in fiscal 2022 from $30.6 million in fiscal 2021. This increase resulted from an increase in the net interest margin and, to a lesser extent, an increase in the average balance of interest-earning assets. The net interest margin increased six basis points to 2.72% in fiscal 2022 from 2.66% in fiscal 2021, due primarily to a 14 basis points decrease in the average cost of interest-bearing liabilities, partly offset by a six basis points decrease in the average yield on interest-earning assets. The average balance of interest-earning assets increased $8.2 million, or 1%, to $1.16 billion in fiscal 2022 from $1.15 billion in fiscal 2021. The average balance of interest-bearing liabilities increased $8.4 million or 1% to $1.05 billion during fiscal 2022 as compared to $1.04 billion during fiscal 2021.

Interest Income. Total interest income decreased $471,000, or 1%, to $34.7 million for fiscal 2022 from $35.2 million for fiscal 2021. The decrease was primarily attributable to a decrease in interest income on loans receivable, partly offset by an increase in interest income on investment securities, FHLB – San Francisco stock and interest-earning deposits.

Interest income on loans receivable decreased $695,000, or 2%, to $32.2 million in fiscal 2022 from $32.9 million in fiscal 2021. This decrease was attributable to a lower average loan yield, partly offset by a higher average loan balance. The weighted average loan yield during fiscal 2022 decreased 10 basis points to 3.70% from 3.80% in fiscal 2021, due primarily to the decrease in market interest rates resulting from the decline in the general economic conditions impacted by the

COVID-19 pandemic in the first half of fiscal 2022 with the reverse impact from the improved economic conditions in the second half of fiscal 2022. The average balance of loans receivable increased $6.8 million, or 1%, to $870.3 million during fiscal 2022 from $863.5 million during fiscal 2021.

Interest income from investment securities increased $57,000, or 3%, to $1.9 million in fiscal 2022 from $1.8 million in fiscal 2021. This increase was primarily a result of increases in both the average yield and the average balance. The average yield on investment securities increased two basis points to 0.92% for fiscal 2022 from 0.90% for fiscal 2021. The increase in the average yield of investment securities was primarily attributable to purchases of new investment securities during fiscal 2022 with a higher average yield than the existing portfolio, repricings of adjustable rate mortgage-backed securities to a higher yield and a lower premium amortization ($1.6 million compared to $2.0 million) resulting from lower principal payments. The average balance of investment securities increased $1.3 million, or 1%, to $206.9 million in fiscal 2022 from $205.6 million in fiscal 2021 as a result of the new purchases of investment securities, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. During fiscal 2022, the Bank purchased $19.0 million of mortgage-backed securities and collateralized mortgage obligations with a weighted average yield of 1.34% and did not sell any investment securities.

During fiscal 2022, the Bank received $489,000 of cash dividends from its FHLB - San Francisco stock, an increase of $71,000 or 17% from the $418,000 of cash dividends received in fiscal 2021. The increase in cash dividends was due primarily to a higher average yield (5.98% vs. 5.22%) and, to a lesser extent, a higher average balance of FHLB-San Francisco stock owned ($8.2 million vs. $8.0 million).

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, increased $96,000, or 123%, to $174,000 in fiscal 2022 from $78,000 in fiscal 2021, due to a higher average yield. The average yield increased 13 basis points to 0.23% in fiscal 2022 from 0.10% in fiscal 2021, resulting from increases in the targeted federal funds interest rate in the second half of fiscal 2022.

Interest Expense. Total interest expense for fiscal 2022 was $3.1 million as compared to $4.6 million for fiscal 2021, a decrease of $1.5 million, or 33%. This decrease was primarily attributable to a lower interest expense on borrowings and,  to a lesser extent, a lower interest expense on deposits, particularly on time deposits. The average cost of interest-bearing liabilities was 0.30% during fiscal 2022, down 14 basis point from 0.44% during fiscal 2021, while the average balance of interest-bearing liabilities was $1.05 billion during fiscal 2022, up $8.4 million or 1% from $1.04 billion during fiscal 2021.

Interest expense on deposits for fiscal 2022 was $1.1 million as compared to $1.7 million for fiscal 2021, a decrease of $601,000, or 34%. The decrease in interest expense on deposits was attributable to a lower average cost, particularly for time deposits, partly offset by an increase in average balance. The average cost of deposits decreased seven basis points to 0.12% in fiscal 2022 from 0.19% in fiscal 2021. The average cost of transaction accounts was 0.05% in fiscal 2022, down one basis point from 0.06% in fiscal 2021; while the average cost of time deposits in fiscal 2022 was 0.57%, down 25 basis points, from 0.82% in fiscal 2021. The average balance of deposits increased $47.1 million, or 5%, to $961.5 million during fiscal 2022 from $914.4 million during fiscal 2021. The average balance of transaction accounts increased $70.0 million, or 9%, to $830.0 million in fiscal 2022 from $760.0 million in fiscal 2021. The average balance of time deposits decreased by $22.9 million, or 15%, to $131.5 million in fiscal 2022 from $154.4 million in fiscal 2021. The average balance of transaction accounts to total deposits in the fiscal 2022 was 86%, compared to 83% in fiscal 2021. The increase in the average balance of transaction accounts and the decrease in the average balance of time deposits are consistent with the Bank's marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2022 decreased $826,000, or 29%, to $2.0 million as compared to $2.8 million in fiscal 2021. The decrease in interest expense on borrowings was due primarily to a lower average balance, partly offset by a slightly higher average cost. The average balance of borrowings decreased $38.7 million, or 31%, to $86.9 million during fiscal 2022 from $125.6 million during fiscal 2021. The decrease in the average balance was due primarily to the maturities and prepayment of advances in fiscal 2022. The average cost of borrowings was 2.29% in fiscal 2022, up five basis points from 2.24% in fiscal 2021. The Bank prepaid a total of $10.0 million in advances with total prepayment fees of $39,000 in fiscal 2022, as compared to the prepayment of $25.0 million in advances with total prepayment fees of $33,000 in fiscal 2021.

Provision (Recovery) for Loan Losses. During fiscal 2022, the Corporation recorded a recovery from the allowance for loan losses of $2.5 million, as compared to a recovery from the allowance for loan losses of $708,000 during fiscal 2021. The recovery from the allowance for loan losses in fiscal 2022 was primarily due to an improvement in the forecasted economic metrics utilized in the qualitative component adjustment to the allowance for loan losses reflecting improved general economic conditions and recoveries from the allowance for loan losses from non-performing loans and classified loans that were upgraded or paid off, partly offset by an increase in loans held for investment. The recovery from the allowance for loan losses in fiscal 2021 was primarily due to an improvement in the forecasted economic metrics utilized in the qualitative component adjustment to the allowance for loan losses attributable to an improved economic outlook during the second half of fiscal 2021, reducing the expected impact of the COVID-19 pandemic to the credit quality of the loan portfolio, and a decrease in loans held for investment.

Non-performing assets, comprised soley of non-performing loans (net of the collectively evaluated allowances and individually evaluated allowances), with underlying collateral primarily located in Southern California, was $1.4 million at June 30, 2022, down $7.2 million or 84% from $8.6 million at June 30, 2021. Non-performing loans at June 30, 2022 were $1.4 million, comprised of seven single-family loans. As of June 30, 2022, all of the non-performing loans have a current payment status. Net loan recoveries in fiscal 2022 were $439,000 or 0.05% of average loans receivable, compared to net loan recoveries of $30,000 or 0.00% of average loans receivable in fiscal 2021. At both June 30, 2022 and June 30, 2021, there was no REO.

Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2022 under the incurred loss methodology.

Classified assets, comprised soley of loans, were $1.6 million at June 30, 2022, comprised of $224,000 in the special mention category and $1.4 million in the substandard category. Classified assets at June 30, 2021 were $10.4 million, comprised of $1.8 million in the special mention category and $8.6 million in the substandard category. For additional information, see Item 1, “Business - “Delinquencies and Classified Assets” in this Form 10-K.

For the fiscal year ended June 30, 2022, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; three loans were upgraded to the pass category; seven loans were paid off; and no loans were converted to real estate owned. For the fiscal year ended June 30, 2021, there were 20 loans that were newly modified from their original terms (including 19 COVID-19 related forbearance loans downgraded when their monthly payment deferrals were extended beyond six months), re-underwritten or identified as restructured loans; two loans were upgraded to the pass category; three loans were paid off; and no loans were converted to real estate owned. The outstanding balance of restructured loans at June 30, 2022 was $4.5 million (13 loans), down 43% from $7.9 million (23 loans) at June 30, 2021. As of June 30, 2022, one restructured loan of $722,000 was in non-accrual status. As of June 30, 2022, all of the restructured loans have a current payment status, consistent with their modified payment terms. During fiscal 2022, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

The allowance for loan losses was $5.6 million at June 30, 2022, or 0.59% of gross loans held for investment, compared to $7.6 million, or 0.88% of gross loans held for investment at June 30, 2021. The allowance for loan losses at June 30, 2022 includes $38,000 of individually evaluated allowances, compared to $384,000 of individually evaluated allowances at June 30, 2021. Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2022. For additional information, see Item 1, “Business - Delinquencies and Classified Assets - Allowance for Loan Losses” in this Form 10-K.

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

Non-Interest Income. Total non-interest income was $4.7 million in fiscal 2022, an increase of $143,000 or 3% from $4.6 million in fiscal 2021. The increase was primarily attributable to an increase in other non-interest income as well as in deposit account fees, partly offset by the decrease in loan servicing and other fees.

Loan servicing and other fees decreased $114,000, or 10%, to $1.1 million for fiscal 2022 from $1.2 million in fiscal 2021. The decrease was due primarily to a fair value adjustment of loans held at fair value, partly offset by a higher mortgage servicing asset valuation.

Other non-interest income increased $168,000, or 30%, to $719,000 in fiscal 2022 from $551,000 in fiscal 2021. The increase was due primarily to a $40,000 recovery from the recourse reserve for sold loans in fiscal 2022 as compared to a $105,000 provision for losses on sold loans in fiscal 2021.

Non-Interest Expense. Total non-interest expense in fiscal 2022 was $25.9 million, an increase of $182,000 or 1% from $25.7 million in fiscal 2021. The increase in non-interest expense was primarily attributable to increases in salaries and employee benefits and equipment expense, partly offset by decreases in premises and occupancy expense, professional expense and other non-interest expenses.

Salaries and employee benefits expense increased $676,000, or 4%, to $15.8 million in fiscal 2022 from $15.2 million in fiscal 2021. The increase in salaries and employee benefits expense was primarily due to a lower credit from the Employee Retention Tax Credit (“ERTC”), partly offset by decreases in equity incentive compensation expense and retirement benefit expense. The ERTC credit was recorded for qualified wages consistent with the criteria outlined within the CAA and American Rescue Plan Act of 2021 where eligible employers can claim a maximum credit equal to 70 percent of $10,000 of qualified wages paid to an employee per calendar quarter for the year 2021. The Bank recorded a $1.2 million ERTC credit in fiscal 2022, down $1.2 million or 50% from $2.4 million in fiscal 2021. The Bank recorded $798,000 of stock-based compensation expense in fiscal 2022, down $505,000 or 39% from $1.3 million in fiscal 2021, primarily due to adjustments upon vesting of prior restricted stock grants. The Bank also recorded a $217,000 accrual for the retirement benefit expense in fiscal 2022, down $346,000 or 61% from $563,000 in fiscal 2021.

Equipment expense increased $129,000 or 11% to $1.3 million in fiscal 2022 from $1.2 million in fiscal 2021. The increase was primarily due to a higher maintenance of software license costs resulting from additional software implementations and increases in software renewal costs in fiscal 2022.

Premises and occupancy expense decreased $311,000, or 9%, to $3.2 million in fiscal 2022 from $3.5 million in fiscal 2021. The decrease was due primarily to a lower network services expense, including a refund of $136,000 from a vendor on previously paid network services invoices that were overstated when billed.

Professional expenses decreased $142,000, or 9%, to $1.4 million in fiscal 2022 from $1.6 million in fiscal 2021. The decrease was due primarily to lower legal expenses as litigation was settled in fiscal 2021.

Other non-interest expenses decreased $123,000, or 4%, to $3.0 million in fiscal 2022 from $3.1 million in fiscal 2021. The decrease was due primarily to a litigation settlement of $145,000 in fiscal 2021, not replicated in fiscal 2022.

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

The provision for income taxes was $3.8 million for fiscal 2022, representing an effective tax rate of 29.3%, as compared to $2.6 million in fiscal 2021, representing an effective tax rate of 25.8%. The higher provision for income taxes in fiscal 2022 in comparison to fiscal 2021 was due primarily to a higher net income before provision for income taxes, while the higher effective tax rate in fiscal 2022 was attributable to no tax benefits from the exercise of stock options and the non-taxable treatment of the lower ERTC for state tax purposes in fiscal 2022 as compared to fiscal 2021.

The Corporation’s effective tax rate may differ from the estimated tax rates described above due to discrete items such as further adjustments to net deferred tax assets, excess tax benefits derived from stock option exercises and non-taxable earnings from bank owned life insurance, among other items. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 8, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

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

	Year Ended June 30,
	2022			2021			2020
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$870,328	$32,161	3.70%	$863,507	$32,856	3.80%	$915,353	$39,145	4.28%
Investment securities	206,876	1,906	0.92%	205,628	1,849	0.90%	86,761	2,120	2.44%
FHLB – San Francisco stock	8,172	489	5.98%	8,008	418	5.22%	8,155	534	6.55%
Interest-earning deposits	74,897	174	0.23%	74,952	78	0.10%	71,766	657	0.90%

Total interest-earning assets	1,160,273	34,730	2.99%	1,152,095	35,201	3.06%	1,082,035	42,456	3.92%

Non interest-earning assets	32,787			30,916			31,720

Total assets	$1,193,060			$1,183,011			$1,113,755

Interest-bearing liabilities:
Checking and money market accounts(2)	$505,726	220	0.04%	$470,129	268	0.06%	$396,399	424	0.11%
Savings accounts	324,292	172	0.05%	289,848	208	0.07%	261,432	496	0.19%
Time deposits	131,479	752	0.57%	154,374	1,269	0.82%	186,317	2,023	1.09%

Total deposits(3)	961,497	1,144	0.12%	914,351	1,745	0.19%	844,148	2,943	0.35%

Borrowings	86,883	1,991	2.29%	125,589	2,817	2.24%	127,882	3,112	2.43%

Total interest-bearing liabilities	1,048,380	3,135	0.30%	1,039,940	4,562	0.44%	972,030	6,055	0.62%

Non interest-bearing liabilities	17,272			18,158			18,968

Total liabilities	1,065,652			1,058,098			990,998

Stockholders’ equity	127,408			124,913			122,757
Total liabilities and stockholders’ equity	$1,193,060			$1,183,011			$1,113,755

Net interest income		$31,595			$30,639			$36,401

Interest rate spread(4)			2.69%			2.62%			3.30%
Net interest margin(5)			2.72%			2.66%			3.36%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.67%			110.78%			111.32%

(1)	Includes non-performing loans, as well as net deferred loan costs of $1.8 million, $2.5 million and $1.1 million for the years ended June 30, 2022, 2021 and 2020, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $119.5 million, $116.1 million and $90.0 million in the years ended June 30, 2022, 2021 and 2020, respectively.
(3)	Includes the average balance of uninsured deposits of $169.2 million, $152.9 million and $122.3 million in the years ended June 30, 2022, 2021 and 2020, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2022 Compared
	To Year Ended June 30, 2021
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$(947)	$259	$(7)	$(695)
Investment securities	46	11	—	57
FHLB – San Francisco stock	61	9	1	71
Interest-bearing deposits	96	—	—	96
Total net change in income on interest-earning assets	(744)	279	(6)	(471)

Interest-bearing liabilities:
Checking and money market accounts	(62)	21	(7)	(48)
Savings accounts	(53)	24	(7)	(36)
Time deposits	(386)	(188)	57	(517)
Borrowings	60	(867)	(19)	(826)
Total net change in expense on interest-bearing liabilities	(441)	(1,010)	24	(1,427)
Net (decrease) increase in net interest income	$(303)	$1,289	$(30)	$956

(1)	Includes non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Year Ended June 30, 2021 Compared
	To Year Ended June 30, 2020
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable(1)	$(4,319)	$(2,219)	$249	$(6,289)
Investment securities	(1,340)	2,900	(1,831)	(271)
FHLB – San Francisco stock	(108)	(10)	2	(116)
Interest-earning deposits	(583)	29	(25)	(579)
Total net change in income on interest-earning assets	(6,350)	700	(1,605)	(7,255)

Interest-bearing liabilities:
Checking and money market accounts	(200)	81	(37)	(156)
Savings accounts	(308)	54	(34)	(288)
Time deposits	(492)	(348)	86	(754)
Borrowings	(243)	(56)	4	(295)
Total net change in expense on interest-bearing liabilities	(1,243)	(269)	19	(1,493)
Net (decrease) increase in net interest income	$(5,107)	$969	$(1,624)	$(5,762)

(1)	Includes non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

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

The primary investing activity of the Bank has been the origination and purchase of loans held for investment. During the fiscal years ended June 30, 2022 and 2021, the Bank originated loans held for investment of $299.8 million and $215.0 million, respectively. In addition, the Bank purchased loans held for investment from other financial institutions in fiscal 2022 and 2021 of $6.4 million and $16.9 million, respectively. At June 30, 2022 and 2021, the Bank had loan origination commitments totaling $43.4 million and $21.9 million, respectively, with undisbursed loan funds of $3.4 million and $4.5 million, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2022 and 2021, the net increase in deposits was $17.5 million and $45.0 million, respectively. On June 30, 2022, time deposits that are scheduled to mature in one year or less were $78.6 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates based upon the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2022, total cash and cash equivalents were $23.4 million, or 2.0% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2022, the remaining financing availability at FHLB - San Francisco was $310.3 million and the remaining available collateral was $310.5 million. In addition, the Bank has secured a $153.9 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $163.7 million. The Bank also has a federal funds facility with its correspondent bank for $50.0 million which matures on June 30, 2023. As of June 30, 2022, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2022 decreased to 24.3% from 32.0% during the same quarter ended June 30, 2021. The decrease in the liquidity ratio was due primarily to the decrease in average qualifying liquid assets and the increase in average deposits and borrowings during the quarter ended June 30, 2022 in comparison to the quarter ended June 30, 2021. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco, Federal Reserve Bank of San Francisco and its correspondent bank.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations.

Based on our current capital allocation objectives, during fiscal 2023 we project expending approximately $989,000 to $1.9 million of cash for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders.

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

At June 30, 2022, the Bank exceeded all regulatory capital requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for CET1 Capital, 8.0% for Tier 1 Risk-based Capital and 10.0% for Total Risk-based Capital are required to be deemed “well capitalized.” As of June 30, 2022, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Risk-based Capital and Total Risk-based Capital ratios of 10.5%, 19.6%, 19.6% and 20.5%, respectively.

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

Interest Rate Risk. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Corporation, through the Corporation's Asset-Liability Committee, has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest rate sensitivity of the Corporation's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions. In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government agency MBS and U.S. government sponsored enterprise MBS and CMOs with contractual maturities of up to 30 years that reprice frequently or have a relatively short-average life. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB - San Francisco advances as a secondary source of funding. Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years. For additional information, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of June 30, 2022, the targeted federal funds rate range was 1.50% to 1.75%, making an immediate change of minus 300 basis points or more unlikely.

The following table sets forth as of June 30, 2022 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$197,876	$94,639	$1,251,834	15.81%	+694	bp
+200 bp	$171,305	$68,068	$1,227,494	13.96%	+509	bp
+100 bp	$140,221	$36,984	$1,198,690	11.70%	+283	bp
-	$103,237	$—	$1,164,038	8.87%	—
-100 bp	$99,176	$(4,061)	$1,161,691	8.54%	(33)	bp
-200 bp	$124,158	$20,921	$1,189,093	10.44%	157	bp

(1)Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2022 (“base case”).
(2)Calculated as the NPV divided by the portfolio value of total assets.
(3)Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at June 30, 2022 and 2021:

	At June 30, 2022		At June 30, 2021
	(-100 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	8.87%		12.54%
Post-Shock NPV Ratio: NPV as a % of PV Assets	8.54%		11.25%
Sensitivity Measure: Change in NPV Ratio	-33	bp	-129	bp

The pre-shock NPV ratio decreased 367 basis points to 8.87 percent at June 30, 2022 from 12.54 percent at June 30, 2021 and the post-shock NPV ratio decreased 271 basis points to 8.54 percent at June 30, 2022 from 11.25 percent at June 30, 2021. The decrease of the NPV ratios was primarily attributable to increases in market interest rates and a $7.5 million cash dividend distribution from the Bank to the Corporation in September 2021, partly offset by the net income in fiscal 2022 and amortization of stock-based compensation expense.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of June 30, 2022:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of June 30, 2022
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$15,567	$—	$—	$7,847	$23,414
Investment securities	11,657	—	—	176,764	188,421
Loans held for investment	234,257	177,477	203,393	324,865	939,992
FHLB - San Francisco stock	8,239	—	—	—	8,239
Other assets	2,966	—	—	24,006	26,972
Total assets	272,686	177,477	203,393	533,482	1,187,038

Repricing Liabilities and Equity:
Checking deposits - non interest-bearing	—	—	—	125,089	125,089
Checking deposits - interest bearing	50,368	100,736	100,736	83,948	335,788
Savings deposits	66,716	133,432	133,433	—	333,581
Money market deposits	19,949	19,948	—	—	39,897
Time deposits	78,644	34,490	6,738	1,277	121,149
Borrowings	35,000	50,000	—	—	85,000
Other liabilities	211	—	—	17,673	17,884
Stockholders' equity	—	—	—	128,650	128,650
Total liabilities and stockholders' equity	250,888	338,606	240,907	356,637	1,187,038

Repricing gap positive (negative)	$21,798	$(161,129)	$(37,514)	$176,845	$—
Cumulative repricing gap:
Dollar amount	$21,798	$(139,331)	$(176,845)	$—	$—
Percent of total assets	2%	(12)%	(15)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100, minus 100 and minus 200 basis points.

The following table describes the results of the analysis at June 30, 2022 and 2021:

At June 30, 2022		At June 30, 2021
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	3.32%	+300 bp	4.55%
+200 bp	2.14%	+200 bp	2.06%
+100 bp	1.05%	+100 bp	0.23%
-100 bp	-0.09%	-100 bp	0.22%
-200 bp	-3.28%	-200 bp	0.15%

At June 30, 2022 and 2021, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period, except for the -100 and -200 basis point scenarios at June 30, 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2022 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that, as of June 30, 2022, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2022. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2022.

Date: September 2, 2022

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
Chief Financial Officer

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Audit Committee and Audit Committee Financial Expert

The Corporation has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee consists of three independent directors of the Corporation: Joseph P. Barr, Judy A. Carpenter and Debbi H. Guthrie. The Corporation has designated Joseph P. Barr, Audit Committee Chairman, as its audit committee financial expert. Mr. Barr is independent, as independence for audit committee members is defined under the listing standards of the NASDAQ Stock Market, a Certified Public Accountant in California and Ohio (inactive) and has been practicing public accounting for over 46 years.

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

d)	Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2022:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to Be Issued Upon	Weighted-Average		Equity Compensation
	Exercise of	Exercise Price of		Plans (Excluding
	Outstanding Options,	Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights		Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan:
Stock Options	31,000	$15.78		—
2010 Equity Incentive Plan:
Stock Options	177,000	$15.74		—
Restricted Stock	3,375	N/A		—
2013 Equity Incentive Plan:
Stock Options	223,000	$16.70		43,500
Restricted Stock	91,375	N/A		68,250

Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	525,750	$16.24	(1)	111,750

(1)	Excludes restricted stock from the calculation since restricted stock awards do not contain an exercise price requirement.

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

13	2022 Annual Report to Stockholders

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

101

The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 2, 2022	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 2, 2022
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 2, 2022
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Barr	Director	September 2, 2022
Joseph P. Barr

/s/ Bruce W. Bennett	Director	September 2, 2022
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 2, 2022
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 2, 2022
Debbi H. Guthrie

/s/ Kathy M. Michalak	Director	September 2, 2022
Kathy M. Michalak

/s/ Roy H. Taylor	Director	September 2, 2022
Roy H. Taylor

/s/ William E. Thomas	Director	September 2, 2022
William E. Thomas

Provident Financial Holdings, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Provident Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings and subsidiary (the “Corporation”) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Loans Held for Investment - Allowance for Loan Losses — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

Management estimates the Corporation’s allowance for loan losses (“ALL”) for the probable losses inherent in loans held for investment, segregating collectively evaluated allowances and individually evaluated allowances for loans. The total estimate was $5.6 million at June 30, 2022. The determination of the appropriate ALL inherently involves a high degree of subjectivity and requires significant estimates of the existing credit risks using both quantitative and qualitative analyses.

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

Auditing the collectively evaluated loans of the Corporation’s ALL, specifically management’s qualitative loss factors for certain single-family, multi-family and commercial real estate loans, involved especially significant judgment. Given the significant judgments in determining these qualitative loss factors, performing procedures to evaluate the reasonableness of management’s estimates for these qualitative loss factors involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the qualitative loss factors for certain loan types described above included the following, among others:

●	We performed inquiries and examined documentation to understand management’s methodology and process in determining the ALL, including the key assumptions and relevant data utilized.
●	We tested the design and operating effectiveness of internal controls over type of loan, loan classification, and determination of the qualitative loss factors and management’s review of the relevant qualitative loss factors.
●	We tested the completeness and accuracy of the inputs used in the determination of the loss factors by selecting loans and through the reconciliation of the loan data testing to the ALL data inputs.
●	We made a selection of loans and reviewed the supporting loan files, which includes borrower correspondence, payment history, property inspections, and status of current borrower-provided financial information, to evaluate the appropriateness of the loans’ classification considered as input to the ALL.
●	We compared the Corporation’s loan loss factors, with benchmark data obtained independently to assess whether the ALL is within a reasonable range for specific loan categories.
●	We evaluated the Corporation's historical allowance estimation process by comparing the ALL recorded in historical periods to actual results.

/s/Deloitte & Touche LLP

Costa Mesa, California
September 2, 2022

We have served as the Corporation's auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Financial Condition

	June 30,	June 30,
(In Thousands, Except Share Information)	2022	2021
Assets
Cash and cash equivalents	$23,414	$70,270
Investment securities - held to maturity, at cost	185,745	223,306
Investment securities - available for sale, at fair value	2,676	3,587
Loans held for investment, net of allowance for loan losses of $5,564 and $7,587, respectively; includes $1,396 and $1,874 of loans held at fair value, respectively; $570.4 million and $607.0 million pledged to FHLB - San Francisco, respectively	939,992	850,960
Accrued interest receivable	2,966	2,999
Federal Home Loan Bank (“FHLB”) - San Francisco stock	8,239	8,155
Premises and equipment, net	8,826	9,377
Prepaid expenses and other assets	15,180	14,942

Total assets	$1,187,038	$1,183,596

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$125,089	$123,179
Interest-bearing deposits	830,415	814,794
Total deposits	955,504	937,973

Borrowings	85,000	100,983
Accounts payable, accrued interest and other liabilities	17,884	17,360
Total liabilities	1,058,388	1,056,316

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; (40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued; 7,285,184 and 7,541,469 shares outstanding, respectively)	183	183
Additional paid-in capital	98,826	97,978
Retained earnings	202,680	197,733
Treasury stock at cost (10,944,431 and 10,688,146 shares, respectively)	(173,041)	(168,686)
Accumulated other comprehensive income, net of tax	2	72

Total stockholders’ equity	128,650	127,280

Total liabilities and stockholders’ equity	$1,187,038	$1,183,596

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended June 30,
(In Thousands, Except Per Share Information)	2022	2021
Interest income:
Loans receivable, net	$32,161	$32,856
Investment securities	1,906	1,849
FHLB - San Francisco stock	489	418
Interest-earning deposits	174	78
Total interest income	34,730	35,201

Interest expense:
Deposits	1,144	1,745
Borrowings	1,991	2,817
Total interest expense	3,135	4,562

Net interest income	31,595	30,639
Recovery from the allowance for loan losses	(2,462)	(708)
Net interest income, after recovery from the the allowance for loan losses	34,057	31,347

Non-interest income:
Loan servicing and other fees	1,056	1,170
Deposit account fees	1,302	1,247
Card and processing fees	1,639	1,605
Other	719	551
Total non-interest income	4,716	4,573

Non-interest expense:
Salaries and employee benefits	15,833	15,157
Premises and occupancy	3,189	3,500
Equipment expense	1,282	1,153
Professional expense	1,419	1,561
Sales and marketing expense	642	680
Deposit insurance premium and regulatory assessments	543	552
Other	3,007	3,130
Total non-interest expense	25,915	25,733

Income before income taxes	12,858	10,187
Provision for income taxes	3,765	2,626
Net income	$9,093	$7,561

Basic earnings per share	$1.23	$1.01
Diluted earnings per share	$1.22	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In Thousands)	2022	2021
Net income	$9,093	$7,561

Change in unrealized holding losses on securities available for sale and interest-only strips	(99)	(45)
Reclassification of losses to net income	—	—
Other comprehensive loss, before income tax benefit	(99)	(45)
Income tax benefit	(29)	(13)
Other comprehensive loss	(70)	(32)
Total comprehensive income	$9,023	$7,529

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Common					Comprehensive
	Stock		Additional			Income (Loss),
(In Thousands, Except Share Information)	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Net of Tax	Total
Balance at June 30, 2020	7,436,315	$181	$95,593	$194,345	$(166,247)	$104	$123,976

Net income				7,561			7,561
Other comprehensive loss						(32)	(32)
Purchase of treasury stock (1)	(139,596)				(2,336)		(2,336)
Distribution of restricted stock	112,750						—
Forfeiture of restricted stock			103		(103)		—
Amortization of restricted stock			1,206				1,206
Exercise of stock options	132,000	2	979				981
Stock options expense			97				97
Cash dividends(2)				(4,173)			(4,173)
Balance at June 30, 2021	7,541,469	$183	$97,978	$197,733	$(168,686)	$72	$127,280

Net income				9,093			9,093
Other comprehensive loss						(70)	(70)
Purchase of treasury stock	(257,285)				(4,305)		(4,305)
Distribution of restricted stock	1,000						—
Awards for restricted stock			(9)		9		—
Forfeiture of restricted stock			59		(59)		—
Amortization of restricted stock			747				747
Stock options expense			51				51
Cash dividends(2)				(4,146)			(4,146)
Balance at June 30, 2022	7,285,184	$183	$98,826	$202,680	$(173,041)	$2	$128,650

(1)	Includes the purchase of 0 shares and 34,614 shares of distributed restricted stock in fiscal 2022 and 2021 in settlement of employees' withholding tax obligations, respectively.
(2)	Cash dividends of $0.56 per share were paid in both fiscal 2022 and 2021.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2022	2021
Cash flows from operating activities:
Net income	$9,093	$7,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,849	6,266
Recovery from the allowance for loan losses	(2,462)	(708)
Stock-based compensation	798	1,303
Provision for deferred income taxes	1,140	481
Increase (decrease) in accounts payable, accrued interest and other liabilities	484	(658)
Increase in prepaid expenses and other assets	(2,109)	(2,672)
Net cash provided by operating activities	11,793	11,573

Cash flows from investing activities:
(Increase) decrease in loans held for investment, net	(88,320)	50,088
Purchase of investment securities - held to maturity	(19,120)	(158,984)
Maturity of investment securities - held to maturity	600	800
Principal payments from investment securities - held to maturity	54,530	51,544
Principal payments from investment securities - available for sale	813	1,090
Purchase of FHLB - San Francisco stock	(84)	(185)
Purchase of premises and equipment	(165)	(225)
Net cash used for investing activities	(51,746)	(55,872)

Cash flows from financing activities:
Increase in deposits, net	17,531	45,004
Repayments of long-term borrowings	(20,983)	(35,064)
Proceeds from (repayment of) short-term borrowings, net	5,000	(5,000)
Treasury stock purchases	(4,305)	(2,336)
Proceeds from exercise of stock options	—	981
Withholding taxes on stock-based compensation	—	(877)
Cash dividends	(4,146)	(4,173)
Net cash used for financing activities	(6,903)	(1,465)

Net decrease in cash and cash equivalents	(46,856)	(45,764)
Cash and cash equivalents at beginning of year	70,270	116,034
Cash and cash equivalents at end of year	$23,414	$70,270
Supplemental information:
Cash paid for interest	$3,171	$4,660
Cash paid for income taxes	$2,725	$3,320

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

The Corporation has determined that it operates in one business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and other mortgage loans and, to a lesser extent, commercial business and consumer loans held for investment. Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California. Additional activities may include originating saleable single-family loans, primarily fixed-rate first mortgages. Loans are primarily originated and purchased in Southern and Northern California.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Loans held for investment

Loans held for investment consist of long-term adjustable and fixed rate loans secured by first trust deeds on single-family residences and multi-family and commercial real estate loans secured by commercial property, land and other residential properties. These loans are generally offered to customers and businesses located in California.

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

The allowance is based on two principles of accounting:  (i) Accounting Standards Codification (“ASC”) 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which requires that losses be accrued for non-performing loans that may be determined on an individually evaluated basis or based on an aggregated pooling method.

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

Loans in forbearance

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act for 2020, as amended (“CARES Act”) was signed into law and on April 7, 2020, the Board of Governors of the Federal Reserve System (“Federal Reserve”), Federal Deposit Insurance Corporation (“FDIC”), National Credit Union Administration, Office of the Comptroller of the Currency (“OCC “) and Consumer Financial Protection Bureau issued the Interagency Statement on Loan Modifications

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus ("Interagency Statement"). Among other things, the CARES Act and Interagency Statement provided relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing. For commercial and consumer customers, the Corporation provided relief options, including payment deferrals and fee waivers.

All loans modified due to COVID-19 pandemic were separately monitored and any request for continuation of relief beyond the initial modification were reassessed to determine if a further modification should be granted and if a downgrade in risk rating was appropriate.

After the payment deferral period (forbearance period), normal loan payments once again became due and payable. The forbearance amount will be due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable in full at an earlier date. As of March 31, 2021, the Corporation ceased accepting new forbearance requests and as of June 30, 2022, the Corporation had no pending requests for this type of payment relief. As of June 30, 2022, the Corporation had no forbearance loans that were modified and operating under forbearance agreements in accordance with the CARES Act and Interagency Statement. For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

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

The Corporation typically upgrades restructured loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 consecutive months for those loans that were restructured more than once. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan. In addition to the payment history described above; multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of corroborating characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income. The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset. The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance. The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit. Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance. As of June 30, 2022 and 2021, the estimated deferred tax asset, which is included in prepaid expenses and other assets, was $1.4 million and $2.5 million, respectively. The Corporation maintains net deferred tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

interest and unrealized gains, among other items. The decrease in the net deferred tax asset resulted primarily from a decreases in loan loss reserves and deferred loan costs. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2022 or 2021.

Bank owned life insurance ("BOLI")

ASC 715-60-35, "Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant’s post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation adopted ASC 715-60-35 using the latter option, i.e., based on the future death benefit. The Bank purchases BOLI policies on the lives of certain executive officers while they are employed by the Bank and is the owner and beneficiary of the policies. The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Bank records these BOLI policies within prepaid expenses and other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with net changes recorded in other non-interest income in the Consolidated Statements of Operations.

Cash dividend

A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors, who take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For additional information, see Note 19 of the Notes to Consolidated Financial Statements regarding the subsequent event related to the cash dividend.

Stock repurchases

The Corporation repurchased 257,285 shares of its common stock with an average cost of $16.73 per share during fiscal 2022 pursuant to its April 2020 stock repurchase plan that expired on April 27, 2022. The Board of Directors approved a new stock repurchase plan on April 28, 2022 which authorized 364,259 shares for repurchase and expires on April 28, 2023, all of which remain available for purchase at June 30, 2022.

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Stock-based compensation expense, inclusive of restricted stock expense, recognized in the Consolidated Statements of Operations for the years ended June 30, 2022 and 2021 was $798,000 and $1.3 million, respectively.

Employee Stock Ownership Plan ("ESOP")

The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock

The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date. A total of $747,000 and $1.2 million of restricted stock expense was amortized during fiscal 2022 and 2021, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Post-retirement benefits

The estimated obligation for post-retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees. The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. Effective July 1, 2003, the Corporation discontinued the post-retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits. At June 30, 2022 and 2021, the accrued liability for post-retirement benefits was $174,000 and $125,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

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

Accounting standard updates (“ASU”)

ASU 2021-10:

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” This ASU requires the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) Information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and (3) Significant terms and conditions of the transactions, including commitments and contingencies. This ASU is effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Corporation has adopted this ASU and it did not have a material impact on the Corporation’s consolidated financial statements. See Note 18 for additional disclosure.

ASU 2016-13:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, March 2020, ASU 2020-03 and March 2022, ASU 2022-02, all of which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB also issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” extending the adoption date for certain registrants, including the Corporation. These ASUs will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is evaluating its current expected loss methodology of its loan and investment portfolios to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to its allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings upon adoption. The Corporation is in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio to ensure the Corporation is fully compliant with these ASUs at the adoption date and is evaluating the potential impact upon adoption that these ASUs will have on the Corporation’s Consolidated Financial Statements. Once adopted, the Corporation anticipates the allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential increase will be unknown.

ASU 2020-04:

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract re-

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

measurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”). This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is in the process of compiling data on the impact of reference rate reform and has not determined the impact of the adoption of this ASU on its consolidated financial statements.

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2022 and 2021 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2022	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$180,492	$63	$(13,945)	$166,610	$180,492
U.S. government sponsored enterprise CMO(2)	3,913	—	(150)	3,763	3,913
U.S. SBA securities(3)	940	11	—	951	940
Certificate of deposits	400	—	—	400	400
Total investment securities - held to maturity	185,745	74	(14,095)	171,724	185,745

Available for sale
U.S. government agency MBS(1)	1,698	6	(6)	1,698	1,698
U.S. government sponsored enterprise MBS(1)	865	4	(4)	865	865
Private issue CMO(2)	118	—	(5)	113	113
Total investment securities - available for sale	2,681	10	(15)	2,676	2,676
Total investment securities	$188,426	$84	$(14,110)	$174,400	$188,421

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).
(3)	Small Business Administration ("SBA").

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2021	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$220,448	$2,209	$(810)	$221,847	$220,448
U.S. SBA securities	1,858	16	—	1,874	1,858
Certificate of deposits	1,000	—	—	1,000	1,000
Total investment securities - held to maturity	223,306	2,225	(810)	224,721	223,306

Available for sale
U.S. government agency MBS	2,146	76	—	2,222	2,222
U.S. government sponsored enterprise MBS	1,197	14	—	1,211	1,211
Private issue CMO	151	3	—	154	154
Total investment securities - available for sale	3,494	93	—	3,587	3,587
Total investment securities	$226,800	$2,318	$(810)	$228,308	$226,893

In fiscal 2022 and 2021, the Corporation received MBS principal payments of $55.3 million and $52.6 million, respectively and did not sell any investment securities. The Corporation purchased MBS totaling $19.0 million and $158.0 million during fiscal 2022 and 2021, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of June 30, 2022 and 2021, the Corporation held investments with an unrealized loss position of $14.1 million and $810,000, respectively.

As of June 30, 2022	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$121,844	$9,018	$35,528	$4,927	$157,372	$13,945
U.S. government sponsored enterprise CMO	3,764	150	—	—	3,764	150
Total investment securities - held to maturity	125,608	9,168	35,528	4,927	161,136	14,095

Available for sale
U.S government agency MBS	826	6	—	—	826	6
U.S. government sponsored enterprise MBS	671	4	—	—	671	4
Private issue CMO	113	5	—	—	113	5
Total investment securities - available for sale	1,610	15	—	—	1,610	15
Total investment securities	$127,218	$9,183	$35,528	$4,927	$162,746	$14,110

As of June 30, 2021	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$84,600	$810	$—	$—	$84,600	$810
Total investment securities - held to maturity	84,600	810	—	—	84,600	810

Total investment securities	$84,600	$810	$—	$—	$84,600	$810

As of June 30, 2022, the Corporation had investment securities with unrealized holding losses of $9.2 million that were less than 12 months and $4.9 million that were in an unrealized loss position for more than 12 months, as compared to investment securities at June 30, 2021 with unrealized holding losses of $810,000 that were less than 12 months and none that were in an unrealized loss position for more than 12 months. The unrealized loss at June 30, 2022 was primarily attributable to 39 U.S. government sponsored enterprise MBS, two U.S. government sponsored enterprise CMOs and three private issue CMOs and, based on the nature of the investments, management concluded that such unrealized losses were not other than temporary. The unrealized loss at June 30, 2021 was attributable to 16 U.S. government sponsored enterprise MBS and, based on the nature of the investments, management concluded that such unrealized losses were not other than temporary. The Corporation does not believe that there was any OTTI at June 30, 2022 and 2021. At each of these dates, the Corporation intended and had the ability to hold the investment securities and was not likely to be required to sell the securities before realizing a full recovery.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Contractual maturities of investment securities as of June 30, 2022 and 2021 were as follows:

	June 30, 2022		June 30, 2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$1,427	$1,425	$1,209	$1,218
Due after one through five years	10,908	10,805	14,544	15,179
Due after five through ten years	77,167	72,625	90,798	91,780
Due after ten years	96,243	86,869	116,755	116,544
Total investment securities - held to maturity	$185,745	$171,724	$223,306	$224,721

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	98	98	—	—
Due after ten years	2,583	2,578	3,494	3,587
Total investment securities - available for sale	$2,681	$2,676	$3,494	$3,587
Total investment securities	$188,426	$174,400	$226,800	$228,308

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2022 and 2021:

(In Thousands)	June 30, 2022	June 30, 2021
Mortgage loans:
Single-family	$378,234	$268,272
Multi-family	464,676	484,408
Commercial real estate	90,429	95,279
Construction	3,216	3,040
Other	123	139
Commercial business loans	1,206	849
Consumer loans	86	95
Total loans held for investment, gross	937,970	852,082

Advance payments of escrows	47	157
Deferred loan costs, net	7,539	6,308
Allowance for loan losses	(5,564)	(7,587)
Total loans held for investment, net	$939,992	$850,960

The following table sets forth information at June 30, 2022 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised 11% and 4% of loans held for investment at June 30, 2022 and June 30, 2021, respectively. Adjustable rate loans having no stated repricing date that reprice when the index to which they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$49,101	$25,507	$35,862	$170,359	$97,405	$378,234
Multi-family	135,586	131,136	146,148	51,634	172	464,676
Commercial real estate	46,777	20,934	21,382	—	1,336	90,429
Construction	2,142	—	—	—	1,074	3,216
Other	—	—	—	—	123	123
Commercial business loans	869	—	—	—	337	1,206
Consumer loans	86	—	—	—	—	86
Total loans held for investment, gross	$234,561	$177,577	$203,392	$221,993	$100,447	$937,970

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	June 30, 2022
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$376,502	$464,676	$90,429	$3,216	$123	$1,206	$86	$936,238
Special Mention	224	—	—	—	—	—	—	224
Substandard	1,508	—	—	—	—	—	—	1,508
Total loans held for investment, gross	$378,234	$464,676	$90,429	$3,216	$123	$1,206	$86	$937,970

	June 30, 2021
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$258,217	$483,289	$95,279	$3,040	$139	$849	$95	$840,908
Special Mention	1,767	—	—	—	—	—	—	1,767
Substandard	8,288	1,119	—	—	—	—	—	9,407
Total loans held for investment, gross	$268,272	$484,408	$95,279	$3,040	$139	$849	$95	$852,082

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans. For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s reports as restructured loans, the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses. The allowance for loan losses for non-performing loans is determined by applying ASC 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses are segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, individually evaluated allowances are calculated based on their fair values and if their fair values are higher than their loan balances, no allowances are required.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the years indicated.

	Year Ended June 30, 2022
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total

Allowance at beginning of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587
(Recovery) provision for loan losses	(1,056)	(1,203)	(190)	(28)	—	16	(1)	(2,462)
Recoveries	439	—	—	—	—	—	—	439
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564

Allowance:
Individually evaluated for allowances	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for allowances	1,345	3,282	816	23	3	52	5	5,526
Allowance for loan losses, end of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564

Gross Loans:
Individually evaluated for allowances	$1,275	$—	$—	$—	$—	$—	$—	$1,275
Collectively evaluated for allowances	376,959	464,676	90,429	3,216	123	1,206	86	936,695
Total loans held for investment, gross	$378,234	$464,676	$90,429	$3,216	$123	$1,206	$86	$937,970
Allowance for loan losses as a percentage of gross loans held for investment	0.37%	0.71%	0.90%	0.72%	2.44%	4.31%	5.81%	0.59%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.15)%	—%	—%	—%	—%	—%	—%	(0.05)%

	Year Ended June 30, 2021
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total

Allowance at beginning of period	$2,622	$4,329	$1,110	$171	$3	$24	$6	$8,265
(Recovery) provision for loan losses	(653)	156	(104)	(120)	—	12	1	(708)
Recoveries	31	—	—	—	—	—	1	32
Charge-offs	—	—	—	—	—	—	(2)	(2)
Allowance for loan losses, end of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587

Allowance:
Individually evaluated for allowances	$384	$—	$—	$—	$—	$—	$—	$384
Collectively evaluated for allowances	1,616	4,485	1,006	51	3	36	6	7,203
Allowance for loan losses, end of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587

Gross Loans:
Individually evaluated for allowances	$8,039	$—	$—	$—	$—	$—	$—	$8,039
Collectively evaluated for allowances	260,233	484,408	95,279	3,040	139	849	95	844,043
Total loans held for investment, gross	$268,272	$484,408	$95,279	$3,040	$139	$849	$95	$852,082
Allowance for loan losses as a percentage of gross loans held for investment	0.75%	0.93%	1.06%	1.68%	2.16%	4.24%	6.32%	0.88%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.01)%	—%	—%	—%	—%	—%	1.22%	(0.00)%

The following summarizes the components of the net change in the allowance for loan losses for the years indicated:

	Year Ended June 30,
(In Thousands)	2022	2021

Balance, beginning of year	$7,587	$8,265
Recovery from the allowance for loan losses	(2,462)	(708)
Recoveries	439	32
Charge-offs	—	(2)
Balance, end of year	$5,564	$7,587

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

	At or For the Year Ended June 30, 2022
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$993	$—	$993	$(85)	$908	$2,594	$98
Without a related allowance(2)	548	(33)	515	—	515	635	232
Total single-family loans	1,541	(33)	1,508	(85)	1,423	3,229	330

Multi-family:
With a related allowance	—	—	—	—	—	957	46
Total multi-family loans	—	—	—	—	—	957	46

Total non-performing loans	$1,541	$(33)	$1,508	$(85)	$1,423	$4,186	$376

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At or For the Year Ended June 30, 2021
	Unpaid	Related			Net	Average	Interest
	Principal	Charge-offs	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$7,400	$—	$7,400	$(434)	$6,966	$7,187	$140
Without a related allowance(2)	1,335	(436)	899	—	899	1,516	—
Total single-family loans	8,735	(436)	8,299	(434)	7,865	8,703	140

Multi-family:
With a related allowance	1,119	—	1,119	(338)	781	374	15
Total mutlti-family loans	1,119	—	1,119	(338)	781	374	15

Commercial business loans:
With a related allowance	—	—	—	—	—	13	1
Total commercial business loans	—	—	—	—	—	13	1

Total non-performing loans	$9,854	$(436)	$9,418	$(772)	$8,646	$9,090	$156
(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At June 30, 2022 and 2021, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

During the fiscal years ended June 30, 2022 and 2021, the Corporation’s average investment in non-performing loans was $4.2 million and $9.1 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the fiscal year ended June 30, 2022, the Bank received $405,000 in interest payments from non-performing loans, of which $376,000 was recognized as interest income. The remaining $29,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the fiscal year ended June 30, 2021, the Bank received $209,000 in interest payments from non-performing loans, of which $156,000 was recognized as interest income. The remaining $53,000 was applied to reduce the loan balances under the cost recovery method.

The Corporation has modified loans in accordance with the CARES Act and Interagency Statement. The CARES Act and Interagency Statement provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications of up to six months made on a good faith basis to borrowers who were current as defined under the CARES Act and Interagency Statement prior to any relief are not restructured loans and if all payments are current in accordance with the revised terms of the loan, the loan would not be reported as past due. As of June 30, 2022, the Corporation had no remaining forbearance loans that were modified and operating under forbearance agreements in accordance with the CARES Act and Interagency Statement.

As of June 30, 2022, loan forbearance related to COVID-19 hardship requests are described below:

	Forbearance Granted		Forbearance Completed(1)		Forbearance Remaining
	Number of		Number of		Number of
(Dollars In Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
Single-family loans	59	$22,980	59	$22,980	—	$—
Multi-family loans	5	2,268	5	2,268	—	—
Commercial real estate loans	3	1,954	3	1,954	—	—
Total loan forbearance	67	$27,202	67	$27,202	—	$—
(1)	Includes 19 single-family loans totaling $6.9 million where forbearance was subsequently extended and were classified as restructured non-performing loans, consistent with the Interagency Statement. As of June 30, 2022, five loans totaling $2.2 million were paid off and 13 loans totaling $3.9 million were upgraded to the pass category, while one loan totaling $760,000 remained as non-performing.

As of March 31, 2021, the Corporation ceased offering the COVID-19 forbearance relief program and as of June 30, 2022, the Corporation had no pending requests for this type of payment relief.

After the payment deferral period, normal loan payments once again became due and payable. The forbearance amount is due and payable in full as a balloon payment at the end of the loan term or sooner if the loan becomes due and payable in full at an earlier date.

The following tables provide information on the past due status of the Corporation’s loans held for investment, gross, at the dates indicated.

	June 30, 2022
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$376,726	$—	$1,508	$378,234
Multi-family	464,676	—	—	464,676
Commercial real estate	90,429	—	—	90,429
Construction	3,216	—	—	3,216
Other	123	—	—	123
Commercial business loans	1,206	—	—	1,206
Consumer loans	83	3	—	86
Total loans held for investment, gross	$936,459	$3	$1,508	$937,970

(1)	All loans 90 days or greater past due are placed on non-accrual status.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	June 30, 2021
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$259,984	$—	$8,288	$268,272
Multi-family	483,289	—	1,119	484,408
Commercial real estate	95,279	—	—	95,279
Construction	3,040	—	—	3,040
Other	139	—	—	139
Commercial business loans	849	—	—	849
Consumer loans	88	7	—	95
Total loans held for investment, gross	$842,668	$7	$9,407	$852,082

(1)	All loans 90 days or greater past due are placed on non-accrual status.

For the fiscal year ended June 30, 2022, there were no loans that were newly modified from their original terms, reunderwritten or identified as a restructured loan; three loans were upgraded to the pass category; seven loans were paid off; and no loans were converted to real estate owned. For the fiscal year ended June 30, 2021, there were 20 loans that were newly modified from their original terms, reunderwritten or identified as a restructured loan, including 19 COVID-19 related forbearance loans downgraded when their monthly payment deferrals were extended beyond six months; two loans were upgraded to the pass category; three loans were paid off; and no loans were converted to real estate owned. During the fiscal years ended June 30, 2022 and 2021, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the fiscal year ended June 30, 2022, there were no restructured loans that were extended beyond the initial maturity of the modification; while in fiscal 2021, there were 12 restructured loans totaling $4.7 million (which were all COVID-19 related forbearance loans prior to their restructuring) that were extended beyond the initial maturity of the modification.

As of June 30, 2022, the net outstanding balance of the Corporation's 13 restructured loans was $4.5 million; one loan with an outstanding balance of $722,000 was classified as substandard on non-accrual status. As of June 30, 2022, all of the restructured loans were current with respect to their payment status, consistent with their modified terms. As of June 30, 2021, the net outstanding balance of the Corporation's 23 restructured loans was $7.9 million; 20 loans totaling $7.0 million were classified as substandard on non-accrual status and three loans totaling $876,000 were classified as pass category on accrual status. As of June 30, 2021, $7.7 million, or 97 percent, of the restructured loans were current with respect to their payment status, consistent with their modified terms. At both June 30, 2022 and June 30, 2021, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2022 and 2021 :

	At June 30,
(In Thousands)	2022	2021
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$722	$6,983
Total	722	6,983

Restructured loans on accrual status:
Mortgage loans:
Single-family	3,748	876
Total	3,748	876
Total restructured loans	$4,470	$7,859

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables show the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2022 and 2021:

	At June 30, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$760	$—	$760	$(38)	$722
Without a related allowance(2)	3,748	—	3,748	—	3,748
Total single-family	4,508	—	4,508	(38)	4,470

Total restructured loans	$4,508	$—	$4,508	$(38)	$4,470

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2021
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$7,151	$—	$7,151	$(384)	$6,767
Without a related allowance(2)	1,457	(365)	1,092	—	1,092
Total single-family	8,608	(365)	8,243	(384)	7,859

Total restructured loans	$8,608	$(365)	$8,243	$(384)	$7,859

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

	Year Ended June 30,
(In Thousands)	2022	2021

Balance, beginning of year	$—	$1
Sales and payments	—	(1)
Balance, end of year	$—	$—

As of June 30, 2022 and 2021, there were no outstanding related-party loans.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 4: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s Consolidated Statements of Financial Condition. At June 30, 2022, all of the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”).

Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB - San Francisco interest rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the fiscal years ended June 30, 2022 and 2021, expenses associated with the Corporation’s leases totaled $880,000 and $866,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the Consolidated Statements of Operations.

The following table presents supplemental information related to operating leases at the date and for the years indicated:

	As of
(In Thousands)	June 30, 2022	June 30, 2021
Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,969	$2,117
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,998	$2,192

	Year Ended June 30,
	2022	2021
Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$788	$797
Equipment expenses from operating leases	$92	$69

Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$921	$905

(1)	Includes immaterial variable lease costs.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of June 30, 2022:

Amount(1)
Year Ending June 30,	(In Thousands)
2023	$832
2024	555
2025	400
2026	236
2027	39
Thereafter	—
Total contract lease payments	$2,062

Total liability to make lease payments	$1,998
Difference in undiscounted and discounted future lease payments	$64
Weighted average discount rate	1.97%
Weighted average remaining lease term (years)	3.1

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 5: Premises and Equipment

Premises and equipment at June 30, 2022 and 2021 consisted of the following:

	June 30,
(In Thousands)	2022	2021
Land	$2,853	$2,853
Buildings	9,896	9,772
Leasehold improvements	2,996	3,033
Furniture and equipment	5,427	5,416
Automobiles	167	164
Operating lease – right of use assets (1)	1,969	2,117
	23,308	23,355
Less accumulated depreciation and amortization	(14,482)	(13,978)
Total premises and equipment, net	$8,826	$9,377

(1)	Net of accumulated amortization.

Depreciation and amortization expense for the years ended June 30, 2022 and 2021 amounted to $1.5 million and $1.6 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 6: Deposits

Deposits at June 30, 2022 and 2021 consisted of the following:

	June 30, 2022		June 30, 2021
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – non interest-bearing	—	$125,089	—	$123,179
Checking deposits – interest-bearing(1)	0.00% - 0.20%	335,788	0.00% - 0.20%	327,388
Savings deposits(1)	0.00% - 0.70%	333,581	0.00% - 0.70%	307,299
Money market deposits(1)	0.00% - 2.00%	39,897	0.00% - 2.00%	39,670
Time deposits:(1)
Under $100	0.00% - 2.13%	60,721	0.00% - 2.13%	71,026
$100 and over	0.05% - 2.13%	60,428	0.05% - 2.13%	69,411
Total deposits		$955,504		$937,973
Weighted-average interest rate on deposits		0.11%		0.15%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.

The aggregate annual maturities of time deposits at June 30, 2022 and 2021 were as follows:

	June 30,
(In Thousands)	2022	2021
One year or less	$78,644	$76,705
Over one to two years	20,600	37,687
Over two to three years	13,890	11,230
Over three to four years	3,552	11,923
Over four to five years	3,186	2,493
Over five years	1,277	399
Total time deposits	$121,149	$140,437

Interest expense on deposits for the years indicated is summarized as follows:

	Year Ended June 30,
(In Thousands)	2022	2021
Checking deposits – interest-bearing	$149	$188
Savings deposits	172	208
Money market deposits	71	80
Time deposits	752	1,269
Total interest expense on deposits	$1,144	$1,745

The Bank is required to maintain reserve balances with the Federal Reserve Bank of San Francisco. Effective March 26, 2020, the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent so there was no required reserve balance at June 30, 2022 and 2021.

Note 7: Borrowings

Advances from the FHLB – San Francisco, which mature on various dates through 2025, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2022 and 2021 of $570.4 million and $607.0 million, respectively. In addition, the Bank pledged investment securities totaling $4.7 million and $1.6 million to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program at June 30, 2022 and 2021, respectively. The Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report, was approximately $415.7 million and $416.2 million at June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, the remaining/available borrowing facility was $310.3 million and $296.8 million, respectively, and the remaining/available collateral was $310.5 million and $343.1 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

In addition, as of June 30, 2022 and 2021, the Bank had a $153.9 million and $206.1 million discount window facility, respectively, at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $163.7 million and $219.2 million, respectively. As of June 30, 2022 and 2021, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million and $17.0 million, respectively. The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity. As of both June 30, 2022 and 2021, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

Borrowings at June 30, 2022 and 2021 consisted of the following:

	June 30,
(In Thousands)	2022	2021

FHLB - San Francisco advances	$85,000	$100,983

In addition to the total borrowings described above, the Bank utilizes its borrowing facility for letters of credit and MPF credit enhancement. The outstanding letters of credit at June 30, 2022 and 2021 were $18.0 million and $16.0 million, respectively; and the outstanding MPF credit enhancement was $2.5 million at both, June 30, 2022 and June 30, 2021.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock. At both June 30, 2022 and 2021, the Bank held a stock investment of $8.2 million with no excess capital stock at either date.

During fiscal 2022, the FHLB – San Francisco did not redeem any excess capital stock, while the Bank purchased $84,000 of FHLB - San Francisco capital stock. During fiscal 2021, the FHLB – San Francisco did not redeem any excess capital stock, while the Bank purchased $185,000 of FHLB - San Francisco capital stock. In fiscal 2022 and 2021, the FHLB – San Francisco distributed $489,000 and $418,000 of cash dividends, respectively, to the Bank.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2022	2021

Balance outstanding at the end of year:
FHLB - San Francisco advances	$85,000	$100,983

Weighted-average rate at the end of year:
FHLB - San Francisco advances	2.20%	2.19%

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$100,978	$141,042

Average short-term borrowings during the year with respect to:(1)
FHLB - San Francisco advances	$25,513	$35,631

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB - San Francisco advances	1.87%	2.14%

(1)	Borrowings with a remaining term of 12 months or less.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings at June 30, 2022 and 2021 were as follows:

	June 30,
(Dollars in Thousands)	2022	2021
Within one year	$35,000	$20,983
Over one to two years	30,000	30,000
Over two to three years	20,000	30,000
Over three to four years	—	20,000
Over four to five years	—	—
Over five years	—	—
Total borrowings	$85,000	$100,983
Weighted average interest rate	2.20%	2.19%

Note 8: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there were no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements for the years ended June 30, 2022 and 2021.

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

The provision for income taxes for the years indicated consisted of the following:

	Year Ended June 30,
(In Thousands)	2022	2021

Current:
Federal	$1,781	$1,547
State	844	598
	2,625	2,145
Deferred:
Federal	696	303
State	444	178
	1,140	481
Provision for income taxes	$3,765	$2,626

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Corporation’s tax benefit from non-qualified equity compensation recognized in the Consolidated Statements of Operations in connection with the adoption of ASU 2016-09 for fiscal 2022 and 2021 was $0 and $91,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the years indicated:

	Year Ended June 30,
	2022		2021
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$2,700	21.00%	$2,139	21.00%
State income tax, net of federal income tax benefit	988	7.68%	614	6.05%
Changes in taxes resulting from:
Bank-owned life insurance	(39)	(0.31)%	(40)	(0.39)%
Non-deductible expenses	8	0.06%	6	0.06%
Non-deductible stock-based compensation	—	—%	(30)	(0.30)%
Excess tax benefit on stock-based compensation	—	—%	(64)	—%
Return to provision adjustment	107	0.84%	—	—%
Other	1	0.01%	1	(0.64)%
Effective income tax	$3,765	29.28%	$2,626	25.78%

Deferred tax assets at June 30, 2022 and 2021 by jurisdiction were as follows:

	June 30,
(In Thousands)	2022	2021

Deferred taxes - federal	$947	$1,617
Deferred taxes - state	485	926
Total net deferred tax assets	$1,432	$2,543

Net deferred tax assets at June 30, 2022 and 2021 were comprised of the following:

	June 30,
(In Thousands)	2022	2021

Loss reserves	$1,968	$2,734
Non-accrued interest	199	392
Deferred compensation	2,903	2,512
Accrued vacation	178	197
Depreciation	211	153
State tax	64	—
Other	245	307
Total deferred tax assets	5,768	6,295

FHLB - San Francisco stock dividends	(645)	(645)
Prepaid expenses	(28)	(41)
Unrealized loss (gain) on investment securities	1	(27)
Unrealized gain on interest-only strips	(2)	(3)
Deferred loan costs	(3,662)	(2,974)
State tax	—	(62)
Total deferred tax liabilities	(4,336)	(3,752)
Net deferred tax assets	$1,432	$2,543

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more-likely-than-not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of future profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2022 and 2021, the Corporation had no federal and state net tax loss carryforwards. Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2022 and 2021 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

Retained earnings at June 30, 2022 and 2021 include approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990. Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Fiscal years of 2019 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2018 and thereafter are subject to examination by state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense. For the fiscal years ended June 30, 2022 and 2021, there were no tax penalties and no interest charges arising from federal or state taxes.

Note 9: Capital

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

For a bank holding company such as the Corporation with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Corporation was subject to regulatory guidelines for bank holding companies at June 30, 2022, it would have exceeded all regulatory capital requirements.

The Bank is subject to capital regulations which establish minimum required capital ratios for Tier 1 leverage, common equity Tier 1 (“CET1”), Tier 1 risk-based and total risk-based capital. Additionally, a capital conservation buffer is required over the required minimum capital ratios, and capital regulations also defines what qualifies as capital for purposes of meeting the capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

For calendar 2020 and thereafter, the minimum requirements call for a Tier 1 leverage capital ratio of 4.00%, a CET1 capital ratio of 7.00%, a Tier 1 risk-based capital ratio of 8.50%, and a Total risk-based capital ratio of 10.50%.

Under the standards, in order to be considered well-capitalized, the Bank must have at minimum a Tier 1 leverage capital ratio of 5.00%, a CET1 capital ratio of 6.50%, a Tier 1 risk-based capital ratio of 8.00%, and a Total risk-based capital ratio of 10.00%.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of June 30, 2022
Tier 1 leverage capital (to adjusted average assets)	$124,871	10.47%	$47,699	4.00%	$59,624	5.00%
CET1 capital (to risk-weighted assets)	$124,871	19.58%	$44,653	7.00%	$41,463	6.50%
Tier 1 capital (to risk-weighted assets)	$124,871	19.58%	$54,221	8.50%	$51,032	8.00%
Total capital (to risk-weighted assets)	$130,565	20.47%	$66,979	10.50%	$63,790	10.00%

As of June 30, 2021
Tier 1 leverage capital (to adjusted average assets)	$121,621	10.19%	$47,736	4.00%	$59,670	5.00%
CET1 capital (to risk-weighted assets)	$121,621	18.58%	$45,816	7.00%	$42,544	6.50%
Tier 1 capital (to risk-weighted assets)	$121,621	18.58%	$55,634	8.50%	$52,361	8.00%
Total capital (to risk-weighted assets)	$129,335	19.76%	$68,724	10.50%	$65,452	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

At June 30, 2022, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at June 30, 2022 under the regulations of the OCC.

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation. The Corporation and the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve. The Federal Reserve or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the Qualified Thrift Lender test. In fiscal 2022 and 2021, the Bank declared and paid $7.5 million and $5.0 million of cash dividends to its parent, the Corporation, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 10: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of a participants’ pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service. The Corporation’s expense for the plan was approximately $297,000 for both the years ended June 30, 2022 and 2021.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement. At June 30, 2022 and 2021, the accrued liability of the post-retirement compensation agreements was $6.8 million and $6.6 million, respectively; costs are being accrued and expensed annually. For fiscal 2022 and 2021, the accrued expense for these liabilities was $217,000 and $563,000, respectively. The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation. The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations. As of June 30, 2022 and 2021, the total outstanding cash surrender value of the BOLI was $8.2 million and $8.0 million, respectively. For fiscal 2022 and 2021, the total BOLI non-taxable income, net of mortality cost was $188,000 and $191,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2022, there were 20,000 shares that were purchased in the open market and $317,000 in cash contributions to fulfill the annual discretionary allocation. This compares to fiscal 2021 when the Corporation purchased 40,000 shares in the open market to fulfill the annual discretionary allocation. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the years ended June 30, 2022 and 2021 was $659,000 and $577,000 respectively. Available shares and cash contributions, if any, are allocated every calendar year end; and the total allocated at December 31, 2021 and 2020 were 40,000 shares at both dates.

Note 11: Incentive Plans

As of June 30, 2022, the Corporation had three share-based compensation plans, which are described below. These plans are the 2013 Equity Incentive Plan (“2013 Plan”), the 2010 Equity Incentive Plan (“2010 Plan”) and the 2006 Equity Incentive Plan (“2006 Plan”, collectively, the “Plans”). For the years ended June 30, 2022 and 2021, the compensation cost for the Plans was $798,000 and $1.3 million, respectively.

Equity Incentive Plans. The Corporation established and the shareholders approved the Plans for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary. The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock. The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorized 586,250 stock options and 288,750 shares of restricted stock. The 2006 Plan authorized 365,000 stock options and 185,000 shares of restricted stock. As of June 30, 2022, equity awards may be made only from the 2013 plan as no new equity awards can be granted from the 2010 and 2006 Plans.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

	Fiscal 2022	Fiscal 2021
Expected volatility	20.3%	—%
Weighted-average volatility	20.3%	—%
Expected dividend yield	3.4%	—%
Expected term (in years)	7.4	—
Risk-free interest rate	1.4%	—%

In fiscal 2022, there were 14,000 options granted and 3,000 options expired, while no options were exercised or forfeited. In fiscal 2021, there were no options granted, while 132,000 options were exercised and 5,500 options were forfeited.

As of June 30, 2022 and 2021, there were 43,500 options and 60,500 options available for future grants under the 2013 Plan, respectively.

The following tables summarize the stock option activity in the Plans during the years ended June 30, 2022 and 2021:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)
Outstanding at June 30, 2020	554,500	$14.07
Granted	—	$—
Exercised	(132,000)	$7.43
Forfeited	(5,500)	$10.68
Outstanding at June 30, 2021	417,000	$16.22	4.28	$760
Vested and expected to vest at June 30, 2021	408,000	$16.13	4.20	$760
Exercisable at June 30, 2021	372,000	$15.74	3.84	$760

Outstanding at June 30, 2021	417,000	$16.22
Granted	17,000	$16.70
Exercised	—	$—
Forfeited	—	$—
Expired	(3,000)	$16.70
Outstanding at June 30, 2022	431,000	$16.24	3.48	$63
Vested and expected to vest at June 30, 2022	419,200	$16.15	3.36	$63
Exercisable at June 30, 2022	372,000	$15.74	2.84	$63

As of June 30, 2022 and 2021, there was $94,000 and $114,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans. The expense is expected to be recognized over a weighted-average period of 1.6 years and 1.9 years, respectively. The forfeiture

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

rate during both fiscal 2022 and 2021 was 20 percent, and was calculated by using the historical forfeiture experience of all fully vested stock option grants which is reviewed annually.

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

In fiscal 2022, 1,000 shares of restricted stock were awarded, while 1,000 shares were vested and distributed, and 6,500 shares were forfeited. In fiscal 2021, no shares of restricted stock were awarded and 112,750 shares were vested and distributed, while 11,500 shares were forfeited. As of June 30, 2022 and 2021, there were 68,250 and 62,750 shares available for future awards under the 2013 Plan, respectively.

The following table summarizes the restricted stock activity for the years ended June 30, 2022 and 2021:

		Weighted-Average
		Award Date
Unvested Shares	Shares	Fair Value
Unvested at June 30, 2020	225,500	$18.55
Awarded	—	$—
Vested	(112,750)	$18.53
Forfeited	(11,500)	$18.57
Unvested at June 30, 2021	101,250	$18.57
Expected to vest at June 30, 2021	81,000	$18.57

Unvested at June 30, 2021	101,250	$18.57
Awarded	1,000	$16.70
Vested	(1,000)	$16.70
Forfeited	(6,500)	$18.57
Unvested at June 30, 2022	94,750	$18.57
Expected to vest at June 30, 2022	75,800	$18.57

As of June 30, 2022 and 2021, the unrecognized compensation expense was $994,000 and $1.8 million, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity. This expense is expected to be recognized over a weighted-average period of 0.9 years and 1.9 years, respectively. Similar to stock options, a forfeiture rate of 20 percent was applied to the restricted stock compensation expense calculations in fiscal 2022 and 2021. For the fiscal years ended June 30, 2022 and 2021, the fair value of shares vested and distributed was $17,000 and $2.1 million, respectively.

Note 12: Earnings Per Share

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

As of June 30, 2022 and 2021, there were outstanding options to purchase 431,000 shares and 417,000 shares of the Corporation’s common stock, respectively, of which 130,000 shares and 116,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2022 and 2021, there were outstanding restricted stock awards of 94,750 shares and 101,250 shares, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2022 and 2021, respectively:

	For the Year Ended June 30, 2022
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$9,093	7,404,089	$1.23
Effect of dilutive shares:
Stock options		29,614
Restricted stock		15,301
Diluted EPS	$9,093	7,449,004	$1.22

	For the Year Ended June 30, 2021
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$7,561	7,464,814	$1.01
Effect of dilutive shares:
Stock options		49,917
Restricted stock		23,678
Diluted EPS	$7,561	7,538,409	$1.00

Note 13: Commitments and Contingencies

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

The following is a schedule of the Corporation’s lease and operating commitments:

Amount
Year Ending June 30,	(In Thousands)

2023	$1,192
2024	589
2025	435
2026	250
2027	41
Thereafter	—
Total minimum payments required	$2,507

For the years ended June 30, 2022 and 2021, the lease and operating commitment expense was approximately $1.8 million and $1.7 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its business activities. Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading. In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered. As of June 30, 2022 and 2021, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $150,000 and $175,000, respectively. In addition, the Bank maintained a recourse liability of $10,000 and $25,000 at June 30, 2022 and 2021, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

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

Note 14: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of June 30, 2022 and 2021, the Corporation had commitments to extend credit on loans to be held for investment of $43.4 million and $21.9 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

	June 30,
Commitments	2022	2021
(In Thousands)
Undisbursed loan funds – Construction loans	$3,384	$4,479
Undisbursed lines of credit – Commercial business loans	541	460
Undisbursed lines of credit – Consumer loans	390	425
Commitments to extend credit on loans to be held for investment	43,386	21,887
Total	$47,701	$27,251

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the years ended June 30, 2022 and 2021:

	Year Ended
	June 30,
(In Thousands)	2022	2021
Balance, beginning of the year	$127	$126
Provision	3	1
Balance, end of the year	$130	$127

Note 15: Fair Value of Financial Instruments

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of June 30, 2022:
Loans held for investment, at fair value	$1,396	$1,569	$(173)

As of June 30, 2021:
Loans held for investment, at fair value	$1,874	$1,934	$(60)

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

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS and privately issued CMO. The Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS (Level 2) and broker price indications for similar securities in non-active markets for its fair value measurement of the privately issued CMO (Level 3).

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information at the dates indicated about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,698	$—	$1,698
U.S. government sponsored enterprise MBS	—	865	—	865
Private issue CMO	—	—	113	113
Investment securities - available for sale	—	2,563	113	2,676

Loans held for investment, at fair value	—	—	1,396	1,396
Interest-only strips	—	—	7	7
Total assets	$—	$2,563	$1,516	$4,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$2,222	$—	$2,222
U.S. government sponsored enterprise MBS	—	1,211	—	1,211
Private issue CMO	—	—	154	154
Investment securities - available for sale	—	3,433	154	3,587

Loans held for investment, at fair value	—	—	1,874	1,874
Interest-only strips	—	—	10	10
Total assets	$—	$3,433	$2,038	$5,471

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following is a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2021	$154	$1,874	$10	$2,038
Total gains or losses (realized/unrealized):
Included in earnings	—	(113)	—	(113)
Included in other comprehensive income (loss)	(7)	—	(3)	(10)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(34)	(365)	—	(399)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2022	$113	$1,396	$7	$1,516

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2020	$197	$2,258	$14	$2,469
Total gains or losses (realized/ unrealized):
Included in earnings	—	51	—	51
Included in other comprehensive income (loss)	9	—	(4)	5
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(52)	(435)	—	(487)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2021	$154	$1,874	$10	$2,038

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$515	$908	$1,423
Mortgage servicing assets	—	—	168	168
Total	$—	$515	$1,076	$1,591

	Fair Value Measurement at June 30, 2021 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$899	$7,747	$8,646
Mortgage servicing assets	—	—	208	208
Total	$—	$899	$7,955	$8,854

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2022:

					Impact to
	Fair Value				Valuation
	As of				from an
	June 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2022	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$113	Market comparable pricing	Comparability adjustment	0.96%	Increase

Loans held for investment, at fair value	$1,396	Relative value analysis	Broker quotes	91.1% - 98.0% (93.4%) of par	Increase
			Credit risk factor	1.2% - 100.0% (4.6%)	Decrease

Non-performing loans(3)	$722	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$186	Relative value analysis	Credit risk factor	20.0%	Decrease

Mortgage servicing assets	$168	Discounted cash flow	Prepayment rate (CPR)	4.8% - 60.0% (10.9%)	Decrease
			Discount rate	9.0% - 10.5% (9.0%)	Decrease

Interest-only strips	$7	Discounted cash flow	Prepayment rate (CPR)	9.5% - 32.0% (30.6%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)	Consist of restructured loans.
(4)	Consist of other non-performing loans, excluding restructured loans.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment rates and discount rates, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the fiscal year ended June 30, 2022, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2022 and 2021 were as follows:

	June 30, 2022
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$938,596	$892,339	$—	$—	$892,339
Investment securities - held to maturity	$185,745	$171,724	$—	$171,724	$—
FHLB – San Francisco stock	$8,239	$8,239	$—	$8,239	$—

Financial liabilities:
Deposits	$955,504	$917,220	$—	$—	$917,220
Borrowings	$85,000	$84,299	$—	$—	$84,299

	June 30, 2021
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$849,086	$848,727	$—	$—	$848,727
Investment securities - held to maturity	$223,306	$224,721	$—	$224,721	$—
FHLB – San Francisco stock	$8,155	$8,155	$—	$8,155	$—

Financial liabilities:
Deposits	$937,973	$904,673	$—	$—	$904,673
Borrowings	$100,983	$104,526	$—	$—	$104,526

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

Investment securities - held to maturity: The investment securities - held to maturity consist of time deposits at CRA qualified minority financial institutions, U.S. SBA securities, U.S. government sponsored enterprise MBS and U.S. government sponsored enterprise CMOs. Due to the short-term nature of the time deposits, the principal balance approximated fair value (Level 2). For the MBS, the U.S. SBA securities and U.S. government sponsored enterprise CMOs, the Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement (Level 2).

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the fiscal year ended June 30, 2022, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 16: Revenue From Contracts With Customers

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the fiscal years ended June 30, 2022 and 2021:

	Year Ended June 30,
Type of Services	2022	2021
(In Thousands)
Loan servicing and other fees(1)	$1,056	$1,170
Deposit account fees	1,302	1,247
Card and processing fees	1,639	1,605
Other(2)	719	551
Total non-interest income	$4,716	$4,573

(1)	Not in scope of ASC 606.
(2)	Includes BOLI of $188 thousand and $191 thousand and net gain on sale of loans of $40 thousand and net loss on sale of loans of $103 thousand for the years ended June 30, 2022 and 2021, respectively, which are not in scope of ASC 606.

For the fiscal years ended June 30, 2022 and 2021, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Other: Includes asset management fees, stop payment fees, wire services fees, safe deposit box fees and other fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month.

Note 17: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the Condensed Statements of Financial Condition for Provident Financial Holdings (Holding Company only) as of June 30, 2022 and 2021 and Condensed Statements of Operations and Cash Flows for the fiscal years ended June 30, 2022 and 2021.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2022	2021

Assets
Cash and cash equivalents	$3,751	$5,576
Investment in subsidiary	124,875	121,696
Other assets	61	60
	$128,687	$127,332

Liabilities and Stockholders’ Equity
Other liabilities	$37	$52
Stockholders’ equity	128,650	127,280
	$128,687	$127,332

Condensed Statements of Operations

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Year Ended June 30,
(In Thousands)	2022	2021

Dividend from the Bank	$7,500	$5,000
Interest and other income	3	5
Total income	7,503	5,005

General and administrative expenses	1,219	1,117
Earnings before income taxes and equity in undistributed earnings of the Bank	6,284	3,888

Income tax benefit	(358)	(328)
Earnings before equity in undistributed earnings of the Bank	6,642	4,216

Equity in undistributed earnings of the Bank	2,451	3,345
Net income	$9,093	$7,561

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2022	2021

Cash flow from operating activities:
Net income	$9,093	$7,561
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(2,451)	(3,345)
(Increase) decrease in other assets	(1)	48
Decrease in other liabilities	(15)	(2)
Net cash provided by operating activities	6,626	4,262

Cash flow from financing activities:
Exercise of stock options	—	981
Treasury stock purchases	(4,305)	(2,336)
Cash dividends	(4,146)	(4,173)
Net cash used for financing activities	(8,451)	(5,528)
Net decrease in cash during the year	(1,825)	(1,266)
Cash and cash equivalents at beginning of year	5,576	6,842
Cash and cash equivalents at end of year	$3,751	$5,576

Note 18: Government Assistance

The Employee Retention Tax Credit (“ERTC”) was created as part of the CARES Act to encourage businesses to continue paying employees by providing a credit to the eligible employer for wages paid to eligible employees. The refundable credit is available for wages paid from March 13, 2020 through September 30, 2021 and can be utilized even if companies received Paycheck Protection Program (“PPP”) loans.

For calendar year 2021, the maximum ERTC was $7,000 per eligible employee per quarter. The 2021 credit was computed at a rate of 70 percent of qualified wages paid, up to $10,000 per eligible employee, per quarter. For Eligible Employers with less than 500 average full-time employees in 2019 and experienced a decline in gross receipts in current quarter or prior quarter compared to the same quarter in calendar year 2019, the credit was available for all employees receiving wages in 2021.

The Corporation recognized an ERTC of $1.2 million in the first quarter of fiscal 2022 and $2.4 million in the fourth quarter of fiscal 2021. The ERTC was recorded in the Consolidated Statement of Operations for the respective periods under Salaries and employee benefits expense as a reduction to the total expense and the receivables were recorded in the

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Consolidated Statements of Financial Condition under Prepaid expenses and other assets. Also, the ERTC is a non-taxable credit for state income tax purposes. As of June 30, 2022 and 2021, the total outstanding ERTC was $3.6 million and $2.4 million, respectively.

Note 19: Subsequent Events

On July 28, 2022, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on August 18, 2022 were entitled to receive the cash dividend, which will be payable on September 8, 2022.

************