Form 10-Q
period 2022-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2022-11-04
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2022

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2022, there were 7,202,636 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and June 30, 2022	1
	Condensed Consolidated Statements of Operations for the Quarters Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 and 2021	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	28
	Safe-Harbor Statement	29
	Critical Accounting Policies	30
	Non-GAAP Measures	31
	Executive Summary and Operating Strategy	32
	Off-Balance Sheet Financing Arrangements	32
	Comparison of Financial Condition at September 30, 2022 and June 30, 2022	33
	Comparison of Operating Results for the Quarters Ended September 30, 2022 and 2021	34
	Asset Quality	39
	Loan Volume Activities	41
	Liquidity and Capital Resources	41
	Supplemental Information	43

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	43

ITEM 4 -	Controls and Procedures	48

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	48
ITEM 1A -	Risk Factors	48
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 3 -	Defaults Upon Senior Securities	49
ITEM 4 -	Mine Safety Disclosures	49
ITEM 5 -	Other Information	49
ITEM 6 -	Exhibits	50

SIGNATURES		51

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share Information

	September 30,	June 30,
(In Thousands, Except Share Information)	2022	2022
Assets
Cash and cash equivalents	$38,701	$23,414
Investment securities - held to maturity, at cost	176,162	185,745
Investment securities - available for sale, at fair value	2,517	2,676
Loans held for investment, net of allowance for loan losses $5,638 and $5,564, respectively; includes $1,350 and $1,396 at fair value, respectively	993,942	939,992
Accrued interest receivable	3,054	2,966
Federal Home Loan Bank (“FHLB”) - San Francisco stock	8,239	8,239
Premises and equipment, net	8,707	8,826
Prepaid expenses and other assets	14,593	15,180

Total assets	$1,245,915	$1,187,038

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$123,314	$125,089
Interest-bearing deposits	862,010	830,415
Total deposits	985,324	955,504

Borrowings	115,000	85,000
Accounts payable, accrued interest and other liabilities	16,402	17,884
Total liabilities	1,116,726	1,058,388

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value; (40,000,000 and 40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued respectively; 7,235,560 and 7,285,184 outstanding, respectively)	183	183
Additional paid-in capital	98,559	98,826
Retained earnings	203,750	202,680
Treasury stock at cost (10,994,055 and 10,944,431 shares, respectively)	(173,286)	(173,041)
Accumulated other comprehensive income, net of tax	(17)	2

Total stockholders’ equity	129,189	128,650

Total liabilities and stockholders’ equity	$1,245,915	$1,187,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended
	September 30,
(In Thousands, Except Per Share Information)	2022	2021
Interest income:
Loans receivable, net	$9,100	$8,175
Investment securities	536	418
FHLB - San Francisco stock	123	122
Interest-earning deposits	139	31
Total interest income	9,898	8,746

Interest expense:
Checking and money market deposits	60	57
Savings deposits	44	41
Time deposits	213	215
Borrowings	616	545
Total interest expense	933	858

Net interest income	8,965	7,888
Provision (recovery) for loan losses	70	(339)
Net interest income, after provision (recovery) for loan losses	8,895	8,227

Non-interest income:
Loan servicing and other fees	108	186
Deposit account fees	343	312
Card and processing fees	381	405
Other	171	166
Total non-interest income	1,003	1,069

Non-interest expense:
Salaries and employee benefits	4,139	3,120
Premises and occupancy	861	905
Equipment expense	311	288
Professional expense	592	461
Sales and marketing expense	147	142
Deposit insurance premium and regulatory assessments	135	137
Other	756	615
Total non-interest expense	6,941	5,668

Income before income taxes	2,957	3,628
Provision for income taxes	867	961
Net income	$2,090	$2,667

Basic earnings per share	$0.29	$0.35
Diluted earnings per share	$0.29	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended
	September 30,
(In Thousands)	2022	2021
Net income	$2,090	$2,667

Change in unrealized holding losses on securities available for sale and interest-only strips	(27)	(9)
Reclassification of losses to net income	—	—
Other comprehensive loss, before income tax benefit	(27)	(9)
Income tax benefit	(8)	(3)
Other comprehensive loss	(19)	(6)
Total comprehensive income	$2,071	$2,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share Information

For the Quarters Ended September 30, 2022 and 2021:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2022	7,285,184	$183	$98,826	$202,680	$(173,041)	$2	$128,650

Net income				2,090			2,090
Other comprehensive loss						(19)	(19)
Purchase of treasury stock	(49,624)				(724)		(724)
Awards of restricted stock	—		(479)		479		—
Amortization of restricted stock			197				197
Stock options expense			15				15
Cash dividends(1)				(1,020)			(1,020)

Balance at September 30, 2022	7,235,560	$183	$98,559	$203,750	$(173,286)	$(17)	$129,189

(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2022.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2021	7,541,469	$183	$97,978	$197,733	$(168,686)	$72	$127,280

Net income				2,667			2,667
Other comprehensive loss						(6)	(6)
Purchase of treasury stock	(49,764)				(851)		(851)
Amortization of restricted stock			189				189
Stock options expense			12				12
Cash dividends(1)				(1,056)			(1,056)

Balance at September 30, 2021	7,491,705	$183	$98,179	$199,344	$(169,537)	$66	$128,235

(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Three Months Ended
	September 30,
(In Thousands)	2022	2021
Cash flows from operating activities:
Net income	$2,090	$2,667
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	889	1,364
Provision (recovery) for loan losses	70	(339)
Stock-based compensation	212	201
Provision for deferred income taxes	383	261
Decrease in accounts payable, accrued interest and other liabilities	(1,492)	(66)
Decrease (increase) in prepaid expenses and other assets	110	(1,041)
Net cash provided by operating activities	2,262	3,047

Cash flows from investing activities:
Net increase in loans held for investment	(54,316)	(8,177)
Maturity of investment securities - held to maturity	200	200
Principal payments from investment securities - held to maturity	9,145	16,775
Principal payments from investment securities - available for sale	132	263
Purchase of premises and equipment	(212)	(8)
Net cash (used for) provided by investing activities	(45,051)	9,053

Cash flows from financing activities:
Net increase in deposits	29,820	18,769
Repayments of long-term borrowings	(20,000)	(10,983)
Proceeds from short-term borrowings, net	50,000	—
Treasury stock purchases	(724)	(851)
Cash dividends	(1,020)	(1,056)
Net cash provided by financing activities	58,076	5,879

Net increase in cash and cash equivalents	15,287	17,979
Cash and cash equivalents at beginning of period	23,414	70,270
Cash and cash equivalents at end of period	$38,701	$88,249
Supplemental information:
Cash paid for interest	$835	$861
Cash paid for income taxes	$—	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2022

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2022 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2022 (“2022 Annual Form 10-K”). The results of operations for the quarter ended September 30, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are material to the Corporation as previously disclosed in Note 1 of the Corporation's 2022 Annual Form 10-K, except the following:

ASU 2016-13:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, March 2020, ASU 2020-03 and March 2022, ASU 2022-02, all of which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB also issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” extending the adoption date for certain registrants, including the Corporation. These ASUs related to Topic 326 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is evaluating its current expected loss methodology of its loans held for investment and investment securities held to maturity to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Corporation has established a project team and implementation plan to address the key components to this process. The Corporation has determined its loan segmentation and compiled historical data, which is currently under evaluation. The Corporation is preparing to evaluate the appropriate methodologies for each loan grouping and is beginning testing, parallel runs, and sensitivity analysis on its initial modeling assumptions and results prior to the adoption date of July 1, 2023. The Corporation anticipates the allowance for loan credit losses for loans held for investment to increase through a one-time adjustment to retained earnings and is still evaluating the potential impact upon adoption that these ASUs will have on the Corporation’s Consolidated Financial Statements; however, until the evaluation is complete the magnitude of the potential increase will be unknown.

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

As of September 30, 2022 and 2021, there were outstanding options to purchase 461,000 shares and 417,000 shares of the Corporation’s common stock, respectively. Of those shares, as of September 30, 2022 and 2021, there were 461,000 shares and 116,000 shares, respectively, that were excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2022 and 2021, there were outstanding restricted stock awards of 147,750 shares and 101,250 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2022 and 2021, respectively.

	For the Quarter Ended
	September 30,
(In Thousands, Except Earnings Per Share)	2022	2021
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$2,090	$2,667

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,273	7,530

Effect of dilutive shares:
Stock options	—	42
Restricted stock	37	3

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	7,310	7,575

Basic earnings per share	$0.29	$0.35
Diluted earnings per share	$0.29	$0.35

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2022 and June 30, 2022 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
September 30, 2022	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$171,331	$6	$(21,346)	$149,991	$171,331
U.S. government sponsored enterprise CMO(2)	3,911	—	(317)	3,594	3,911
U.S. SBA securities(3)	720	1	—	721	720
Certificate of deposits	200	—	—	200	200
Total investment securities - held to maturity	$176,162	$7	$(21,663)	$154,506	$176,162

Available for sale
U.S. government agency MBS	$1,629	$—	$(19)	$1,610	$1,610
U.S. government sponsored enterprise MBS	808	2	(10)	800	800
Private issue CMO	112	—	(5)	107	107
Total investment securities - available for sale	$2,549	$2	$(34)	$2,517	$2,517
Total investment securities	$178,711	$9	$(21,697)	$157,023	$178,679

(1)Mortgage-Backed Securities (“MBS”).
(2)Collateralized Mortgage Obligations (“CMO”).
(3)Small Business Administration (“SBA”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2022	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$180,492	$63	$(13,945)	$166,610	$180,492
U.S. government sponsored enterprise CMO	3,913	—	(150)	3,763	3,913
U.S. SBA securities	940	11	—	951	940
Certificate of deposits	400	—	—	400	400
Total investment securities - held to maturity	$185,745	$74	$(14,095)	$171,724	$185,745

Available for sale
U.S. government agency MBS	$1,698	$6	$(6)	$1,698	$1,698
U.S. government sponsored enterprise MBS	865	4	(4)	865	865
Private issue CMO	118	—	(5)	113	113
Total investment securities - available for sale	$2,681	$10	$(15)	$2,676	$2,676
Total investment securities	$188,426	$84	$(14,110)	$174,400	$188,421

In the first quarter of fiscal 2023 and 2022, the Corporation received MBS principal payments of $9.3 million and $17.0 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase or sell any investment securities in the first quarter of fiscal 2023 and 2022.

The Corporation held investments with an unrealized loss position of $21.7 million at September 30, 2022 and $14.1 million at June 30, 2022.

As of September 30, 2022	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$45,920	$4,527	$100,612	$16,819	$146,532	$21,346
U.S. government sponsored enterprise CMO	3,594	317	—	—	3,594	317
Total investment securities - held to maturity	$49,514	$4,844	$100,612	$16,819	$150,126	$21,663

Available for sale
U.S government agency MBS	$1,412	$19	$—	$—	$1,412	$19
U.S. government sponsored enterprise MBS	659	10	—	—	659	10
Private issue CMO	107	5	—	—	107	5
Total investment securities - available for sale	$2,178	$34	$—	$—	$2,178	$34
Total investment securities	$51,692	$4,878	100,612	$16,819	$152,304	$21,697

As of June 30, 2022	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$121,844	$9,018	$35,528	$4,927	$157,372	$13,945
U.S. government sponsored enterprise CMO	3,764	150	—	—	3,764	150
Total investment securities - held to maturity	$125,608	$9,168	$35,528	$4,927	$161,136	$14,095

Available for sale
U.S government agency MBS	$826	$6	$—	$—	$826	$6
U.S. government sponsored enterprise MBS	671	4	—	—	671	4
Private issue CMO	113	5	—	—	113	5
Total investment securities - available for sale	$1,610	$15	$—	$—	$1,610	$15
Total investment securities	$127,218	$9,183	$35,528	$4,927	$162,746	$14,110

The Corporation evaluates individual investment securities quarterly for other-than-temporary impairment in market value. At September 30, 2022, $16.8 million of the $21.7 million of unrealized holding losses were 12 months or more; while at June 30, 2022, $4.9 million of the $14.1 million of unrealized holding losses were 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At September 30, 2022 and 2021, the Corporation did not hold any investment securities with the intent to sell and determined it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded for the quarters ended September 30, 2022 and 2021.

Contractual maturities of investment securities as of September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022		June 30, 2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$1,212	$1,205	$1,427	$1,425
Due after one through five years	9,107	8,806	10,908	10,805
Due after five through ten years	73,049	65,351	77,167	72,625
Due after ten years	92,794	79,144	96,243	86,869
Total investment securities - held to maturity	$176,162	$154,506	$185,745	$171,724

Available for sale
Due in one year or less	$—	$—	$—	$—
Due after one through five years	—	—	—	—
Due after five through ten years	202	200	98	98
Due after ten years	2,347	2,317	2,583	2,578
Total investment securities - available for sale	$2,549	$2,517	$2,681	$2,676
Total investment securities	$178,711	$157,023	$188,426	$174,400

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	September 30,	June 30,
(In Thousands)	2022	2022
Mortgage loans:
Single-family	$429,575	$378,234
Multi-family	468,031	464,676
Commercial real estate	89,339	90,429
Construction	3,151	3,216
Other	118	123
Commercial business loans	1,117	1,206
Consumer loans	70	86
Total loans held for investment, gross	991,401	937,970

Advance payments of escrows	20	47
Deferred loan costs, net	8,159	7,539
Allowance for loan losses	(5,638)	(5,564)
Total loans held for investment, net	$993,942	$939,992

The following table sets forth information at September 30, 2022 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised 11 percent of loans held for investment at both September 30, 2022 and June 30, 2022. Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$51,772	$22,388	$37,305	$211,503	$106,607	$429,575
Multi-family	134,344	132,184	146,691	54,651	161	468,031
Commercial real estate	44,631	20,582	22,803	—	1,323	89,339
Construction	1,803	—	—	—	1,348	3,151
Other	—	—	—	—	118	118
Commercial business loans	1,049	—	—	—	68	1,117
Consumer loans	70	—	—	—	—	70
Total loans held for investment, gross	$233,669	$175,154	$206,799	$266,154	$109,625	$991,401

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

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass - These loans range from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the bank is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	September 30, 2022
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$428,527	$468,031	$89,339	$3,151	$118	$1,117	$70	$990,353
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,048	—	—	—	—	—	—	1,048
Total loans held for investment, gross	$429,575	$468,031	$89,339	$3,151	$118	$1,117	$70	$991,401

	June 30, 2022
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$376,502	$464,676	$90,429	$3,216	$123	$1,206	$86	$936,238
Special Mention	224	—	—	—	—	—	—	224
Substandard	1,508	—	—	—	—	—	—	1,508
Total loans held for investment, gross	$378,234	$464,676	$90,429	$3,216	$123	$1,206	$86	$937,970

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:

	For the Quarter Ended
	September 30,
(Dollars in Thousands)	2022	2021

Allowance at beginning of period	$5,564	$7,587

Provision (recovery) for loan losses	70	(339)

Recoveries:
Mortgage loans:
Single-family	4	165
Total recoveries	4	165

Charge-offs:
Consumer loans	—	—
Total charge-offs	—	—

Net recoveries (charge-offs)	4	165
Balance at end of period	$5,638	$7,413

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.57%	0.86%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.00)%	(0.08)%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	537.98%	102.11%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	September 30, 2022
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$428,527	$—	$1,048	$429,575
Multi-family	468,031	—	—	468,031
Commercial real estate	89,339	—	—	89,339
Construction	3,151	—	—	3,151
Other	118	—	—	118
Commercial business loans	1,117	—	—	1,117
Consumer loans	69	1	—	70
Total loans held for investment, gross	$990,352	$1	$1,048	$991,401

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2022
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$376,726	$—	$1,508	$378,234
Multi-family	464,676	—	—	464,676
Commercial real estate	90,429	—	—	90,429
Construction	3,216	—	—	3,216
Other	123	—	—	123
Commercial business loans	1,206	—	—	1,206
Consumer loans	83	3	—	86
Total loans held for investment, gross	$936,459	$3	$1,508	$937,970

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2022
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564
Provision (recovery) for loan losses	63	23	(10)	(1)	—	(4)	(1)	70
Recoveries	4	—	—	—	—	—	—	4
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,450	$3,305	$806	$22	$3	$48	$4	$5,638

Allowance for loan losses:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,412	3,305	806	22	3	48	4	5,600
Allowance for loan losses, end of period	$1,450	$3,305	$806	$22	$3	$48	$4	$5,638

Loans held for investment:
Individually evaluated for impairment	$819	$—	$—	$—	$—	$—	$—	$819
Collectively evaluated for impairment	428,756	468,031	89,339	3,151	118	1,117	70	990,582
Total loans held for investment, gross	$429,575	$468,031	$89,339	$3,151	$118	$1,117	$70	$991,401
Allowance for loan losses as a percentage of gross loans held for investment	0.34%	0.71%	0.90%	0.70%	2.54%	4.30%	5.71%	0.57%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.00)%	—%	—%	—%	—%	—%	—%	(0.00)%

	Quarter Ended September 30, 2021
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587
(Recovery) provision for loan losses	(338)	40	(39)	(2)	—	1	(1)	(339)
Recoveries	165	—	—	—	—	—	—	165
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,827	$4,525	$967	$49	$3	$37	$5	$7,413

Allowance for loan losses:
Individually evaluated for impairment	$260	$—	$—	$—	$—	$—	$—	$260
Collectively evaluated for impairment	1,567	4,525	967	49	3	37	5	7,153
Allowance for loan losses, end of period	$1,827	$4,525	$967	$49	$3	$37	$5	$7,413

Loans held for investment:
Individually evaluated for impairment	$5,894	$—	$—	$—	$—	$—	$—	$5,894
Collectively evaluated for impairment	269,076	489,550	91,779	2,574	137	865	84	854,065
Total loans held for investment, gross	$274,970	$489,550	$91,779	$2,574	$137	$865	$84	$859,959
Allowance for loan losses as a percentage of gross loans held for investment	0.66%	0.92%	1.05%	1.90%	2.19%	4.28%	5.95%	0.86%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.25)%	—%	—%	—%	—%	—%	—%	(0.08)%

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

	At September 30, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$988	$—	$988	$(84)	$904
Without a related allowance(2)	89	(29)	60	—	60
Total single-family loans	1,077	(29)	1,048	(84)	964

Total non-performing loans	$1,077	$(29)	$1,048	$(84)	$964

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2022
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$993	$—	$993	$(85)	$908
Without a related allowance(2)	548	(33)	515	—	515
Total single-family loans	1,541	(33)	1,508	(85)	1,423

Total non-performing loans	$1,541	$(33)	$1,508	$(85)	$1,423

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan, and fair value credit adjustments.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At September 30, 2022, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended September 30, 2022 and 2021, the Corporation’s average recorded investment in non-performing loans was $1.1 million and $7.8 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended September 30, 2022, the Bank received $7,000 in interest payments from non-performing loans, of which $5,000 was recognized as interest income and the remaining $2,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the quarter ended September 30, 2021, the Bank received $211,000 in interest payments from non-performing loans, of which $202,000 was recognized as interest income and the remaining $9,000 was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2022 and 2021:

	Quarter Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$127	$—	$817	$140
	127	—	817	140

With related allowances:
Mortgage loans:
Single-family	991	5	5,827	47
Multi-family	—	—	1,114	15
	991	5	6,941	62

Total	$1,118	$5	$7,758	$202

For the quarter ended September 30, 2022, no loans were restructured, three loans were upgraded to the pass category, while one restructured loan was paid off. For the quarter ended September 30, 2021, one loan was paid off. During both quarters ended September 30, 2022 and 2021, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

As of September 30, 2022, the Corporation held nine restructured loans with a net outstanding balance of $2.6 million, of which one loan totaling $721,000 was classified as substandard and on non-accrual status. As of June 30, 2022, the Corporation held 13 restructured loans with a net outstanding balance of $4.5 million, of which one loan totaling $722,000 was classified as substandard on non-accrual status. As of September 30, 2022, a total of $1.9 million or 73% of the restructured loans were current with respect to their modified payment terms, as compared to June 30, 2022 when all $4.5 million or 100% of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type:

	At	At
(In Thousands)	September 30, 2022	June 30, 2022
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$721	$722
Total	721	722

Restructured loans on accrual status:
Mortgage loans:
Single-family	1,906	3,748
Total	1,906	3,748
Total restructured loans	$2,627	$4,470

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At September 30, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$759	$—	$759	$(38)	$721
Without a related allowance(2)	1,906	—	1,906	—	1,906
Total single-family	2,665	—	2,665	(38)	2,627

Total restructured loans	$2,665	$—	$2,665	$(38)	$2,627

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$760	$—	$760	$(38)	$722
Without a related allowance(2)	3,748	—	3,748	—	3,748
Total single-family	4,508	—	4,508	(38)	4,470

Total restructured loans	$4,508	$—	$4,508	$(38)	$4,470

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

During the quarters ended September 30, 2022 and 2021, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. As of both September 30, 2022 and June 30, 2022, there was no real estate owned property. A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of September 30, 2022 and June 30, 2022, the Corporation had commitments to extend credit on loans to be held for investment of $47.4 million and $43.4 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2022	June 30, 2022
(In Thousands)
Undisbursed loan funds – Construction loans	$2,776	$3,384
Undisbursed lines of credit – Commercial business loans	541	541
Undisbursed lines of credit – Consumer loans	386	390
Commitments to extend credit on loans to be held for investment	47,427	43,386
Total	$51,130	$47,701

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters ended September 30, 2022 and 2021.

	For the Quarter Ended
	September 30,
(In Thousands)	2022	2021
Balance, beginning of the period	$130	$127
Provision (recovery)	7	(23)
Balance, end of the period	$137	$104

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the Financial Accounting Standards Board (”FASB”), the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of September 30, 2022 and June 30, 2022, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation. As of September 30, 2022 and June 30, 2022, the Bank serviced $4.0 million and $4.1 million of loans under this program, respectively, and has established a recourse liability of $10,500 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the quarters ended September 30, 2022 and 2021, the Bank did not repurchase any loans or settle any request to repurchase a loan. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $150,000 for loans sold to other investors at both September 30, 2022 and June 30, 2022.

The following table shows the summary of the recourse liability for the quarters ended September 30, 2022 and 2021:

	For the Quarter Ended
	September 30,
Recourse Liability	2022	2021
(In Thousands)
Balance, beginning of the period	$160	$200
Provision for recourse liability	—	—
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$160	$200

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of September 30, 2022:
Loans held for investment, at fair value	$1,350	$1,549	$(199)

As of June 30, 2022:
Loans held for investment, at fair value	$1,396	$1,569	$(173)

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,610	$—	$1,610
U.S. government sponsored enterprise MBS	—	800	—	800
Private issue CMO	—	—	107	107
Investment securities - available for sale	—	2,410	107	2,517

Loans held for investment, at fair value	—	—	1,350	1,350
Interest-only strips	—	—	7	7
Total assets	$—	$2,410	$1,464	$3,874

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,698	$—	$1,698
U.S. government sponsored enterprise MBS	—	865	—	865
Private issue CMO	—	—	113	113
Investment securities - available for sale	—	2,563	113	2,676

Loans held for investment, at fair value	—	—	1,396	1,396
Interest-only strips	—	—	7	7
Total assets	$—	$2,563	$1,516	$4,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2022
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2022	$113	$1,396	$7	$1,516
Total gains or losses (realized/unrealized):
Included in earnings	—	(26)	—	(26)
Included in other comprehensive income (loss)	(1)	—	—	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(5)	(20)	—	(25)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at September 30, 2022	$107	$1,350	$7	$1,464

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$60	$904	$964
Mortgage servicing assets	—	—	103	103
Total	$—	$60	$1,007	$1,067

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$515	$908	$1,423
Mortgage servicing assets	—	—	168	168
Total	$—	$515	$1,076	$1,591

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of September 30, 2022:

					Impact to
	Fair Value				Valuation
	As of				from an
	September 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2022	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$107	Market comparable pricing	Comparability adjustment	(4.3%) - (5.1%) (4.9%)	Increase

Loans held for investment, at fair value	$1,350	Relative value analysis	Broker quotes	87.1% - 98.0% (90.4%)	Increase
			Credit risk factor	1.2% - 6.6% (3.3%)	Decrease

Non-performing loans(3)	$720	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$184	Relative value analysis	Credit risk factor	20.0%	Decrease

Mortgage servicing assets	$103	Discounted cash flow	Prepayment speed (CPR)	4.3% - 60.0% (10.4%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$7	Discounted cash flow	Prepayment speed (CPR)	7.8% - 28.9% (27.6%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset or liability instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)	Consists of restructured loans.
(4)	Consists of other non-performing loans, excluding restructured loans.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2022 and June 30, 2022 was as follows:

	September 30, 2022
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$992,592	$921,980	$—	$—	$921,980
Investment securities - held to maturity	$176,162	$154,506	$—	$154,506	$—
FHLB – San Francisco stock	$8,239	$8,239	$—	$8,239	$—

Financial liabilities:
Deposits	$985,324	$868,587	$—	$—	$868,587
Borrowings	$115,000	$113,320	$—	$—	$113,320

	June 30, 2022
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$938,596	$892,339	$—	$—	$892,339
Investment securities - held to maturity	$185,745	$171,724	$—	$171,724	$—
FHLB – San Francisco stock	$8,239	$8,239	$—	$8,239	$—

Financial liabilities:
Deposits	$955,504	$917,220	$—	$—	$917,220
Borrowings	$85,000	$84,299	$—	$—	$84,299

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. During the quarter ended September 30, 2022, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed  consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters ended September 30, 2022 and 2021:

	Quarter Ended
	September 30,
Type of Services	2022	2021
(In Thousands)
Loan servicing and other fees(1)	$108	$186
Deposit account fees	343	312
Card and processing fees	381	405
Other(2)	171	166
Total non-interest income	$1,003	$1,069

(1)	Not within the scope of ASC 606.
(2)	Includes BOLI of $46 thousand and $47 thousand for the quarters ended September 30, 2022 and 2021, respectively, which are not within the scope of ASC 606.

For both the quarters ended September 30, 2022 and 2021, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's condensed consolidated statements of financial condition. At September 30, 2022, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters ended September 30, 2022 and 2021, expenses associated with the Corporation’s leases totaled $215,000 and $223,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	September 30, 2022	June 30, 2022
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,764	$1,969
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,789	$1,998

	Quarter Ended
	September 30,
(In Thousands)	2022	2021
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$193	$200
Equipment expenses from operating leases	$22	$23

(1)	Includes immaterial variable lease costs.

	Quarter Ended	Quarter Ended
(In Thousands)	September 30, 2022	September 30, 2021
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$219	$232

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of September 30, 2022:

Amount(1)
Year Ending June 30,	(In Thousands)
2023	$614
2024	555
2025	400
2026	236
2027	39
Thereafter	—
Total contract lease payments	$1,844

Total liability to make lease payments	$1,789
Difference in undiscounted and discounted future lease payments	$55
Weighted average discount rate	1.97%
Weighted average remaining lease term (years)	2.9

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On April 28, 2022, Board of Directors of the Corporation authorized the repurchase of up to five percent of the Corporation’s common stock, approximately 364,259 shares (the “April 2022 stock repurchase plan”). The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. The April 2022 stock repurchase plan will continue for a period of one year or until completed, whichever occurs first.

During the quarter ended September 30, 2022, the Corporation purchased 49,624 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.57 per share. As of September 30, 2022, a total of 314,635 shares or 86 percent of authorized shares under the plan remains available for purchase until the plan expires on April 28, 2023.

Note 11: Subsequent Events

On October 27, 2022, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on November 17, 2022 are entitled to receive the cash dividend. The cash dividend will be payable on December 8, 2022.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Federal Reserve Board (“FRB”). At September 30, 2022, the Corporation had total assets of $1.25 billion, total deposits of $985.3 million and total stockholders’ equity of $129.2 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms

“we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On July 28, 2022, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on August 18, 2022, which was paid on September 8, 2022. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.” These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to the following: potential adverse impacts to economic conditions in our local market areas, other markets where the Corporation has lending relationships, or other aspects of the Corporation's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to the COVID-19 pandemic, including the possibility of new COVID-19 variants; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; the future of LIBOR, and the transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), including our 2022 Annual Form 10-K. These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

Critical Accounting Policies and Estimates

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

The Corporation’s critical accounting policies are described in the Corporation’s 2022 Annual Form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies. There have been no significant changes during the three months ended September 30, 2022 to the critical accounting policies as described in the Corporation’s 2022 Annual Form 10-K.

Non-GAAP Measures

The Corporation uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Corporation’s operational performance and to enhance investors’ overall understanding of such financial performance. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

For periods presented below, the return on average equity is a non-GAAP financial measure derived from GAAP-based amounts. The return on average stockholders’equity is calculated by dividing net income by average stockholders’ equity.

	For the Quarter Ended
	September 30,
(Dollars In Thousands)	2022	2021
Net income	$2,090	$2,667

Average stockholders' equity	$130,166	$127,160

Return on average stockholders' equity(1)	6.42%	8.39%

(1) Ratio is annualized.

For periods presented below, the efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income before provision (recovery) for loan losses and total non-interest income.

	For the Quarter Ended
	September 30,
(Dollars In Thousands)	2022	2021
Total non-interest expense	$6,941	$5,668

Net interest income before provision (recovery) for loan losses	$8,965	$7,888
Total non-interest income	1,003	1,069
Total revenue	$9,968	$8,957

Efficiency ratio	69.63%	63.28%

For periods presented below, the net interest margin is a non-GAAP financial measure derived from GAAP-based amounts. The net interest margin is calculated by dividing net interest income before provision (recovery) for loan losses by average interest-earning assets.

	For the Quarter Ended
	September 30,
(Dollars In Thousands)	2022	2021
Net interest income before provision (recovery) for loan losses	$8,965	$7,888

Average interest-earning assets	$1,176,815	$1,163,010

Net interest margin(1)	3.05%	2.71%

(1) Ratio is annualized.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans). In addition, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be challenging despite some recent improvements in general economic conditions.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, including as a result of the effects of inflation, a potential recession or slowed economic growth, and any governmental or societal responses to the COVID-19 pandemic, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management. The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.

COVID-19 Impact to the Corporation

The Corporation is actively monitoring and responding to the effects of the COVID-19 pandemic. The health, safety and well-being of its customers, employees and communities are the Corporation’s top priorities. As of September 30, 2022, all banking branches are open with normal hours. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

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

Comparison of Financial Condition at September 30, 2022 and June 30, 2022

Total assets increased five percent to $1.25 billion at September 30, 2022 from $1.19 billion at June 30, 2022. The increase was attributable to the increases in loans held for investment and cash and cash equivalents, partly offset by a decrease in investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $15.3 million, or 65 percent, to $38.7 million at September 30, 2022 from $23.4 million at June 30, 2022. The increase in total cash and cash equivalents was primarily attributable to increases in deposits and borrowings combined with repayments from investment securities in excess of the amount used to fund the growth in loans held for investment.

Investment securities (held to maturity and available for sale) decreased $9.7 million, or five percent, to $178.7 million at September 30, 2022 from $188.4 million at June 30, 2022. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first three months of fiscal 2023. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $53.9 million, or six percent, to $993.9 million at September 30, 2022 from $940.0 million at June 30, 2022, primarily due to an increase in single-family loans. During the first three months of fiscal 2023, the Corporation originated $84.6 million of loans held for investment, consisting of single-family, multi-family and commercial real estate loans that are located throughout California. The Corporation did not purchase any loans from other institutions during the first three months of fiscal 2023. Total loan principal payments during the first three months of fiscal 2023 were $31.7 million, down 41 percent from $53.9 million during the comparable period in fiscal 2022. The single-family loans held for investment balance at September 30, 2022 and June 30, 2022 was $429.6 million and $378.2 million, respectively, and represented approximately 43 percent and 40 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2022 and June 30, 2022, as a percentage of the total dollar amount outstanding:

As of September 30, 2022:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$138,408	32%	$131,176	31%	$159,713	37%	$278	—%	$429,575	100%
Multi-family	64,483	14%	277,878	59%	125,397	27%	273	—%	468,031	100%
Commercial real estate	20,439	23%	40,017	45%	28,883	32%	—	—%	89,339	100%
Construction	2,927	93%	224	7%	—	—%	—	—%	3,151	100%
Other	—	—%	118	100%	—	—%	—	—%	118	100%
Total	$226,257	23%	$449,413	45%	$313,993	32%	$551	—%	$990,214	100%

(1)	Other than the Inland Empire.

As of June 30, 2022:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$126,638	33%	$112,549	30%	$138,767	37%	$280	—%	$378,234	100%
Multi-family	63,764	14%	275,642	59%	124,993	27%	277	—%	464,676	100%
Commercial real estate	20,450	23%	41,127	45%	28,852	32%	—	—%	90,429	100%
Construction	3,157	98%	59	2%	—	—%	—	—%	3,216	100%
Other	—	—%	123	100%	—	—%	—	—%	123	100%
Total	$214,009	23%	$429,500	46%	$292,612	31%	$557	—%	$936,678	100%

(1)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits increased $29.8 million, or three percent, to $985.3 million at September 30, 2022 from $955.5 million at June 30, 2022, primarily due to an increase in brokered time deposits, and to a lesser extent, transaction accounts. Time deposits increased $21.9 million, or 18 percent, to $143.0 million at September 30, 2022 from $121.1 million at June 30, 2022, while transaction accounts increased $7.9 million, or one percent, to $842.3 million at September 30, 2022 from $834.4 million at June 30, 2022. The increase in time deposits was primarily due to an increase in brokered certificates of deposit of $30.0 million with a weighted average cost of 2.83% (including broker fees). The percentage of time deposits to total deposits increased to 15 percent at September 30, 2022 from 13 percent at June 30, 2022. Brokered deposits totaled $30.0 million at September 30, 2022.

Total borrowings increased $30.0 million, or 35 percent, to $115.0 million at September 30, 2022 as compared to $85.0 million at June 30, 2022, due to additional short-term borrowings to fund the increase in loans held for investment. At September 30, 2022, borrowings are comprised of short-term and long-term FHLB - San Francisco advances used for interest rate risk management purposes.

Total stockholders’ equity increased slightly to $129.2 million at September 30, 2022 from $128.7 million at June 30, 2022, primarily as a result of the $2.1 million net income and $212,000 of stock-based compensation in the first three months of fiscal 2023, partly offset by $1.0 million of quarterly cash dividends paid to shareholders and $724,000 of stock repurchases. The Corporation repurchased 49,624 shares of its common stock under its April 2022 stock repurchase plan with a weighted average cost of $14.57 per share during the first three months of fiscal 2023.

Comparison of Operating Results for the Quarters Ended September 30, 2022 and 2021

The Corporation’s net income for the first quarter of fiscal 2023 was $2.1 million, down $577,000 or 22 percent from $2.7 million in the same period of fiscal 2022. Compared to the same quarter last year, the decrease in net income was primarily attributable to salaries and employee benefits expenses increasing $1.0 million resulting from the $1.2 million credit from the Employee Retention Tax Credit (“ERTC”) recognized in the first quarter of last year (not replicated this quarter) and a $409,000 change to a $70,000 provision for loan losses this quarter in contrast to a $339,000 recovery from the allowance for loan losses in the same quarter last year, partly offset by a $1.08 million increase in net interest income.

The Corporation’s efficiency ratio increased to 70 percent for the first quarter of fiscal 2023 from 63 percent in the same period last year.

Return on average assets was 0.69 percent in the first quarter of fiscal 2023, down from 0.89 percent in the same period last year. Return on average stockholders’ equity was 6.42 percent in the first quarter of fiscal 2023, down from 8.39 percent in the same period last year.

Diluted earnings per share for the first quarter of fiscal 2023 were $0.29, down 17 percent from diluted earnings per share of $0.35 in the same period last year.

Net Interest Income:

For the Quarters Ended September 30, 2022 and 2021. Net interest income increased $1.1 million or 14 percent to $9.0 million from $7.9 million for the same quarter last year. The increase in net interest income was primarily due to a higher net interest margin due to a shift in the composition of interest-earning assets towards higher yielding loans held for investment and an increase in the average yield on interest-earning deposits reflecting recent increases in the targeted federal funds rate, including a 150-basis point increase during the current quarter, to a range of 3.00% to 3.25%. The net interest margin during the first quarter of fiscal 2023 increased 34 basis points to 3.05 percent from 2.71 percent in the same quarter last year. The average yield on interest-earning assets increased 35 basis points to 3.36 percent in the first quarter of fiscal 2023 from 3.01 percent in the same quarter last year while the average cost of interest-bearing liabilities increased by only three basis points to 0.35 percent in the first quarter of fiscal 2023 from 0.32 percent in the same quarter last year. The average balance of interest-earning assets increased by one percent to $1.18 billion in the first quarter of fiscal 2023 from $1.16 billion in the same quarter last year. The increase in the average balance of loans held for investment was mainly offset by decreases in the average balance of both investment securities and interest-earning deposits.

Interest Income:

For the Quarters Ended September 30, 2022 and 2021. Total interest income increased $1.2 million, or 14 percent, to $9.9 million for the first quarter of fiscal 2023 as compared to $8.7 million for the same quarter of fiscal 2022. The increase was due primarily to an increase in interest income from loans receivable.

Interest income on loans receivable increased by $925,000, or 11 percent, to $9.1 million in the first quarter of fiscal 2023 from $8.2 million in the same quarter of fiscal 2022. The increase was due to a higher average balance, partly offset by a lower average yield. The average balance of loans receivable increased by $107.9 million, or 13 percent, to $960.6 million in the first quarter of fiscal 2023 from $852.7 million in the same quarter last year. Total loans originated and purchased for investment in the first quarter of fiscal 2023 were $84.6 million, up 39 percent from $60.9 million in the same quarter last year. Loan principal payments received in the first quarter of fiscal 2023 were $31.7 million, down 41 percent from $53.9 million in the same quarter last year. The average yield on loans receivable decreased by four basis points to 3.79 percent in the first quarter of fiscal 2023 from an average yield of 3.83 percent in the same quarter last year. Net deferred loan cost amortization in the first quarter of fiscal 2023 decreased 33 percent to $296,000 from $441,000 in the same quarter last year, attributable primarily to fewer loan payoffs.

Interest income from investment securities increased $118,000, or 28 percent, to $536,000 in the first quarter of fiscal 2023 from $418,000 for the same quarter of fiscal 2022. This increase was attributable to a higher average yield, partly offset by a lower average balance. The average yield on investment securities increased 40 basis points to 1.16 percent in the first quarter of fiscal 2023 from 0.76 percent for the same quarter last year. The increase in the average investment securities yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($238,000 vs. $510,000) attributable to a lower total principal repayment ($9.3 million vs. $17.0 million) and, to a lesser extent, the upward repricing of adjustable-rate mortgage-backed securities. The average balance of investment securities decreased by $35.5 million, or 16 percent, to $184.4 million in the first quarter of fiscal 2023 from $219.9 million in the same quarter last year.

The FHLB – San Francisco distributed a $123,000 cash dividend to the Bank on its stock in the first quarter of fiscal 2023, up slightly from $122,000 in the same quarter last year. The average balance of FHLB – San Francisco stock in the first quarter of fiscal 2023 was $8.2 million, virtually unchanged from the same quarter of fiscal 2022 and the average yield was also virtually unchanged.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $139,000 in the first quarter of fiscal 2023, up 348 percent from $31,000 in the same quarter of fiscal 2022. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield earned on interest-earning deposits in the first quarter of fiscal 2023 was 2.30 percent, up 215 basis points from 0.15 percent in the same quarter last year. The average balance of the Company’s interest-earning deposits decreased $58.6 million, or 71 percent, to $23.6 million in the first quarter of fiscal 2023 from $82.2 million in the same quarter last year primarily due to the utilization of these excess funds for loan portfolio growth.

Interest Expense:

For the Quarters Ended September 30, 2022 and 2021. Total interest expense increased $75,000 or nine percent to $933,000 in the first quarter of fiscal 2023 from $858,000 in the same quarter last year. The increase was primarily attributable to higher interest expense on borrowings.

Interest expense on deposits for the first quarter of fiscal 2023 was $317,000, a small increase from $313,000 for the same period last year. The increase in interest expense on deposits was attributable to a higher average balance. The average balance of deposits increased $10.0 million, or one percent, to $962.3 million in the first quarter of fiscal 2023 from $952.3 million in the same quarter last year. The average cost of deposits was unchanged at 0.13 percent as compared to the same quarter last year.

Transaction account balances or “core deposits” increased $7.9 million, or one percent, to $842.3 million at September 30, 2022 from $834.4 million at June 30, 2022 and time deposits increased $21.9 million, or 18 percent, to $143.0 million at September 30, 2022 from $121.1 million at June 30, 2022. The increase in time deposits was primarily due to newly issued brokered certificates of deposit totaling $30.0 million with a weighted average cost of 2.83% (including broker fees).

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2023 increased $71,000, or 13 percent, to $616,000 from $545,000 for the same period last year. The increase in interest expense on borrowings was the result of a higher average cost and, to a lesser extent, a higher average balance. The average cost of borrowings increased by 18 basis points to 2.39 percent in the first quarter of fiscal 2023 from 2.21 percent in the same quarter last year, and the average balance of borrowings increased by $4.5 million to $102.2 million in the first quarter of fiscal 2023 from $97.7 million in the same quarter last year.

The following tables present the average balance sheets for the quarters ended September 30, 2022 and 2021, respectively:

Average Balance Sheets

	Quarter Ended			Quarter Ended
	September 30, 2022			September 30, 2021
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$960,610	$9,100	3.79%	$852,741	$8,175	3.83%
Investment securities	184,352	536	1.16%	219,907	418	0.76%
FHLB – San Francisco stock	8,239	123	5.97%	8,155	122	5.98%
Interest-earning deposits	23,614	139	2.30%	82,207	31	0.15%

Total interest-earning assets	1,176,815	9,898	3.36%	1,163,010	8,746	3.01%

Non interest-earning assets	33,947			31,749

Total assets	$1,210,762			$1,194,759

Interest-bearing liabilities:
Checking and money market accounts(2)	$499,953	$60	0.05%	$501,297	$57	0.05%
Savings accounts	334,670	44	0.05%	313,267	41	0.05%
Time deposits	127,643	213	0.66%	137,753	215	0.62%

Total deposits(3)	962,266	317	0.13%	952,317	313	0.13%

Borrowings	102,174	616	2.39%	97,742	545	2.21%

Total interest-bearing liabilities	1,064,440	933	0.35%	1,050,059	858	0.32%

Non interest-bearing liabilities	16,156			17,540

Total liabilities	1,080,596			1,067,599

Stockholders’ equity	130,166			127,160
Total liabilities and stockholders’ equity	$1,210,762			$1,194,759

Net interest income		$8,965			$7,888

Interest rate spread(4)			3.01%			2.69%
Net interest margin(5)			3.05%			2.71%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.56%			110.76%
Return on average assets			0.69%			0.89%
Return on average equity			6.42%			8.39%

(1)	Includes non-performing loans and net deferred loan cost amortization of $296 thousand, and $441 thousand for the quarters ended September 30, 2022 and 2021, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $123.4 million and $121.9 million during the quarters ended September 30, 2022 and 2021, respectively.
(3)	Includes average balance of uninsured deposits of $178.2 million and $161.9 million in the quarters ended September 30, 2022 and 2021, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters ended September 30, 2022 and 2021, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended September 30, 2022 Compared
	To Quarter Ended September 30, 2021
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$(97)	$1,033	$(11)	$925
Investment securities	222	(68)	(36)	118
FHLB – San Francisco stock	—	1	—	1
Interest-earning deposits	445	(22)	(315)	108
Total net change in income on interest-earning assets	570	944	(362)	1,152

Interest-bearing liabilities:
Checking and money market accounts	—	—	3	3
Savings accounts	—	3	—	3
Time deposits	15	(16)	(1)	(2)
Borrowings	44	25	2	71
Total net change in expense on interest-bearing liabilities	59	12	4	75
Net increase (decrease) in net interest income	$511	$932	$(366)	$1,077

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended September 30, 2022 and 2021. During the first quarter of fiscal 2023, the Corporation recorded a provision for loan losses of $70,000, as compared to the $339,000 recovery from the allowance for loan losses recorded during the same period last year. The provision for loan losses primarily reflects an increase in loans held for investment in the first quarter of fiscal 2023 while the overall loan credit quality remains very good.

Non-performing assets, comprised solely of non-performing loans with underlying collateral located in California, decreased $459,000 or 32 percent to $964,000, or 0.08 percent of total assets, at September 30, 2022, compared to $1.4 million, or 0.12 percent of total assets, at June 30, 2022. The non-performing loans at September 30, 2022 are comprised of five single-family loans, while the non-performing loans at June 30, 2022 were comprised of seven single-family loans. At both September 30, 2022 and June 30, 2022, there was no real estate owned.

Net loan recoveries for the quarter ended September 30, 2022 were $4,000 or 0.00 percent (annualized) of average loans receivable, as compared to net loan recoveries of $165,000 or 0.08 percent (annualized) of average loans receivable for the quarter ended September 30, 2021.

Classified assets were $964,000 at September 30, 2022 which consist solely of loans in the substandard category; while classified assets at June 30, 2022 were $1.6 million, consisting of $224,000 of loans in the special mention category and $1.4 million of loans in the substandard category.

The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank’s charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies. See related discussion of “Asset Quality.”

At September 30, 2022, the allowance for loan losses was $5.6 million, comprised of collectively evaluated allowances of $5.6 million and individually evaluated allowances of $38,000; virtually unchanged from June 30, 2022. The allowance for loan losses as a percentage of gross loans held for investment was 0.57 percent at September 30, 2022 as compared to 0.59 percent at June 30, 2022. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment. For further analysis on the allowance for loan losses, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Non-Interest Income:

For the Quarters Ended September 30, 2022 and 2021. Non-interest income decreased by $66,000, or six percent, to $1.00 million in the first quarter of fiscal 2023 from $1.07 million in the same period last year, primarily due to a decrease in loan servicing and other fees.

Loan servicing and other fees decreased $78,000 or 42 percent to $108,000 in the first quarter of fiscal 2023 from $186,000 in the same quarter last year. The decrease was attributable primarily to lower loan prepayment fees.

Non-Interest Expense:

For the Quarters Ended September 30, 2022 and 2021. Non-interest expenses increased by $1.27 million or 22 percent to $6.94 million in the first quarter of fiscal 2023 from $5.67 million for the same quarter last year. The increase in the non-interest expense in the first quarter of fiscal 2023 was primarily due to a higher salaries and employee benefits expense.

Salaries and employee benefits expense increased $1.0 million, or 32 percent, to $4.1 million in the first quarter of fiscal 2023 from $3.1 million in the same period of fiscal 2022. The increase in the salaries and employee benefits expense in the first quarter of fiscal 2023 was primarily due to the $1.2 million credit from the ERTC in the first quarter last year, not replicated this quarter.

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

For the Quarters Ended September 30, 2022 and 2021. The Corporation’s income tax provision was $867,000 for the first quarter of fiscal 2023, down 10 percent from $961,000 in the same quarter last year primarily due to a decrease in income before income taxes. The effective tax rate in the first quarter of fiscal 2023 was 29.3 percent, up from 26.5 percent in the same quarter last year. The higher effective tax rate in the first quarter of fiscal 2023 was primarily attributable to the non-taxable treatment of the ERTC for state tax purposes in the first quarter of fiscal 2022 that was not applicable to this quarter.

Asset Quality

Non-performing assets were comprised solely of non-performing loans at both September 30, 2022 and June 30, 2022. Non-performing loans, net of the allowance for loan losses, consisting of loans with collateral located in California, were $964,000 at September 30, 2022, down 32 percent from $1.4 million at June 30, 2022. Non-performing loans as a percentage of loans held for investment at September 30, 2022 was 0.10%, down from 0.15% at June 30, 2022. The non-performing loans at September 30, 2022 were comprised of five single-family loans; while the non-performing loans at June 30, 2022 were comprised of seven single-family loans. No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing.

As of September 30, 2022, total restructured loans were $2.6 million, down 42 percent from $4.5 million at June 30, 2022. At September 30, 2022, a total of $721,000 or 27 percent of these restructured loans were classified as non-performing;

while at June 30, 2022, a total of $722,000 or 16 percent of these restructured loans were classified as non-performing. As of September 30, 2022, a total of $1.9 million or 73 percent of the restructured loans have a current payment status, consistent with their modified payment terms; this compares to $4.5 million or 100 percent of restructured loans that had a current payment status, consistent with their modified payment terms as of June 30, 2022. Restructured loans which are performing in accordance with their modified terms and not otherwise classified as non-accrual are not included in non-performing assets. For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

There was no real estate owned at either September 30, 2022 or June 30, 2022.

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

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses, at the dates indicated:

	At September 30,	At June 30,
(In Thousands)	2022	2022
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$243	$701
Total	243	701

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	721	722
Total	721	722

Total non-performing loans	964	1,423

Real estate owned, net	—	—
Total non-performing assets	$964	$1,423

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.10%	0.15%

Non-performing loans as a percentage of total assets	0.08%	0.12%

Non-performing assets as a percentage of total assets	0.08%	0.12%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:

	At September 30, 2022		At June 30, 2022
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$—	—	$224	1
Total special mention loans	—	—	224	1

Substandard loans:
Mortgage loans:
Single-family	964	5	1,423	9
Total substandard loans	964	5	1,423	9

Total classified loans	964	5	1,647	10

Real estate owned	—	—	—	—

Total classified assets	$964	5	$1,647	10

Total classified assets as a percentage of total assets	0.08%		0.14%

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and purchased for investment for the quarters indicated:

	For the Quarter Ended
	September 30,
(In Thousands)	2022	2021
Loans originated for investment:
Mortgage loans:
Single-family	$57,049	$34,420
Multi-family	24,196	25,318
Commercial real estate	3,325	1,200
Total loans originated for investment	84,570	60,938

Loans purchased for investment	—	—

Mortgage loan principal payments	(31,728)	(53,859)
Increase in other items, net⁽¹⁾	1,108	996

Net increase in loans held for investment	$53,950	$8,075

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first three months of fiscal 2022 and 2021, the Corporation originated and purchased loans held for investment of $84.6 million and $60.9 million, respectively. At September 30, 2022, the Corporation had loan origination commitments totaling $47.4 million, undisbursed lines of credit totaling $927,000 and undisbursed construction loan funds totaling $2.8 million. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. During the first three months of fiscal 2023 and 2022, total loan repayments were $31.7 million and $53.9 million, respectively.

The Corporation’s primary financing activity is gathering deposits. During the first three months of fiscal 2023, the net increase in deposits was $29.8 million or three percent, due primarily to an increase in time deposits and, to a lesser extent, an increase in transaction accounts. Time deposits increased $21.9 million, or 18 percent, to $143.0 million at September 30, 2022 from $121.1 million at June 30, 2022, while transaction account balances increased $7.9 million, or one percent, to $842.3 million at September 30, 2022 from $834.4 million at June 30, 2022. The increase in time deposits was due to brokered certificates of deposit totaling $30.0 million issued in the first quarter of fiscal 2023. At September 30, 2022, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $89.2 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $10.7 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At September 30, 2022, total cash and cash equivalents were $38.7 million, or three percent of total assets. Depending on market conditions and the pricing of deposit products and the FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of September 30, 2022, total borrowings were $115.0 million and the financing availability at the FHLB – San Francisco was limited to 35 percent of total assets. As a result, the remaining borrowing facility available was $280.0 million and the remaining available collateral was $276.9 million. In addition, the Bank has secured a $139.7 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $148.7 million. As of September 30, 2022, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its correspondent bank or discount window facility as of September 30, 2022.

During the first three months of fiscal 2023, the Corporation purchased 49,624 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.57 per share. As of September 30, 2022, there are 314,635 shares available for purchase until the plan expires on April 28, 2023. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2022 decreased to 21.3 percent from 24.3 percent for the quarter ended June 30, 2022.

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

At September 30, 2022, the Bank exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at September 30, 2022 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of September 30, 2022
Tier 1 leverage capital (to adjusted average assets)	$117,916	9.74%	$48,427	4.00%	$60,534	5.00%
CET1 capital (to risk-weighted assets)	$117,916	17.67%	$46,706	7.00%	$43,369	6.50%
Tier 1 capital (to risk-weighted assets)	$117,916	17.67%	$56,714	8.50%	$53,378	8.00%
Total capital (to risk-weighted assets)	$123,691	18.54%	$70,058	10.50%	$66,722	10.00%

As of June 30, 2022
Tier 1 leverage capital (to adjusted average assets)	$124,871	10.47%	$47,699	4.00%	$59,624	5.00%
CET1 capital (to risk-weighted assets)	$124,871	19.58%	$44,653	7.00%	$41,463	6.50%
Tier 1 capital (to risk-weighted assets)	$124,871	19.58%	$54,221	8.50%	$51,032	8.00%
Total capital (to risk-weighted assets)	$130,565	20.47%	$66,979	10.50%	$63,790	10.00%

(1)	Inclusive of the conservation buffer of greater than 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

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

If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation. In the first three months of fiscal 2023, the Bank paid a cash dividend of $9.5 million to the Corporation, while the Corporation paid $1.0 million of cash dividends to its shareholders.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2022	2022	2021

Loans serviced for others (in thousands)	$35,861	$37,707	$46,454

Book value per share	$17.85	$17.66	$17.12

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of September 30, 2022, the targeted federal funds rate range was 3.00% to 3.25%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2022 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$144,416	$847	$1,262,100	11.44%	12	bp
+200 bp	$145,486	$1,917	$1,265,371	11.50%	18	bp
+100 bp	$145,422	$1,853	$1,267,554	11.47%	15	bp
-	$143,569	$—	$1,267,950	11.32%	—
-100 bp	$140,237	$(3,332)	$1,266,198	11.08%	(24)	bp
-200 bp	$133,470	$(10,099)	$1,261,812	10.58%	(74)	bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2022 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at September 30, 2022 and at -100 basis point rate shock at June 30, 2022.

	At September 30, 2022		At June 30, 2022
	(-200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.32%		8.87%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.58%		8.54%
Sensitivity Measure: Change in NPV Ratio	-74	bp	-33	bp

The pre-shock NPV ratio increased 245 basis points to 11.32 percent at September 30, 2022 from 8.87 percent at June 30, 2022 and the post-shock NPV ratio increased 204 basis points to 10.58 percent at September 30, 2022 from 8.54 percent at June 30, 2022. The increase of the NPV ratios was primarily attributable to the changes in market interest rates, the composition of the balance sheet and net income in the first three months of fiscal 2023, partly offset by a $9.5 million cash dividend distribution from the Bank to the Corporation in September 2022.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of September 30, 2022:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of September 30, 2022
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$31,627	$—	$—	$7,074	$38,701
Investment securities	10,498	—	—	168,181	178,679
Loans held for investment	233,345	175,061	206,720	378,816	993,942
FHLB - San Francisco stock	8,239	—	—	—	8,239
Other assets	3,054	—	—	23,300	26,354
Total assets	286,763	175,061	206,720	577,371	1,245,915

Repricing Liabilities and Equity:
Checking deposits - non interest-bearing	—	—	—	123,314	123,314
Checking deposits - interest bearing	50,994	101,988	101,988	84,991	339,961
Savings deposits	67,215	134,430	134,430	—	336,075
Money market deposits	21,484	21,484	—	—	42,968
Time deposits	99,934	34,475	6,362	2,235	143,006
Borrowings	75,000	40,000	—	—	115,000
Other liabilities	310	—	—	16,092	16,402
Stockholders' equity	—	—	—	129,189	129,189
Total liabilities and stockholders' equity	314,937	332,377	242,780	355,821	1,245,915

Repricing gap positive (negative)	$(28,174)	$(157,316)	$(36,060)	$221,550	$—
Cumulative repricing gap:
Dollar amount	$(28,174)	$(185,490)	$(221,550)	$—	$—
Percent of total assets	(2)%	(15)%	(18)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

The static gap analysis shows a negative position in the 12 months or less "cumulative repricing gap - dollar amount" category, indicating more liabilities are sensitive to repricing than assets. Management views non interest-bearing checking deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecast balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 and 200 basis points.

The following table describes the results of the analysis at September 30, 2022 and June 30, 2022.

At September 30, 2022		At June 30, 2022
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	5.31%	+300 bp	3.32%
+200 bp	4.21%	+200 bp	2.14%
+100 bp	3.13%	+100 bp	1.05%
-100 bp	1.96%	-100 bp	-0.09%
-200 bp	-0.74%	-200 bp	-3.28%

At September 30, 2022, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period, except for the minus 100 basis point scenario.

At June 30, 2022, the Corporation was asset sensitive as its interest-earning assets at those dates are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12 month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12 month period. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2022 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2022 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2023.

				(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
July 1, 2022 – July 31, 2022	—	$—	—	364,259
August 1, 2022 – August 31, 2022	19,666	$14.56	19,666	344,593
September 1, 2022 – September 30, 2022	29,958	$14.58	29,958	314,635
Total	49,624	$14.57	49,624	314,635

(1)	Represents the remaining shares available for future purchases under the April 2022 stock repurchase plan.

During the quarter ended September 30, 2022, the Corporation purchased 49,624 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.57 per share. As of September 30, 2022, there are 314,635 shares available for purchase until the plan expires on April 28, 2023. The Corporation will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

During the quarter ended September 30, 2022, there were 53,000 shares of restricted stock awarded to employees, 30,000 stock options granted to the Corporation’s independent directors and no other activity. The Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 4, 2022	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)