Form 10-Q
period 2022-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2023-02-08
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2022

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2023, there were 7,097,270 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of December 31, 2022 and June 30, 2022	1
	Condensed Consolidated Statements of Operations for the Quarters and Six Months Ended December 31, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Six Months Ended December 31, 2022 and 2021	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Six Months Ended December 31, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	33
	Safe-Harbor Statement	34
	Critical Accounting Estimates	35
	Executive Summary and Operating Strategy	36
	Commitments and Derivative Financial Instruments	37
	Comparison of Financial Condition at December 31, 2022 and June 30, 2022	37
	Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2022 and 2021	38
	Asset Quality	47
	Loan Volume Activities	50
	Liquidity and Capital Resources	50
	Supplemental Information	52

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	52

ITEM 4 -	Controls and Procedures	57

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	57
ITEM 1A -	Risk Factors	57
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	58
ITEM 3 -	Defaults Upon Senior Securities	58
ITEM 4 -	Mine Safety Disclosures	58
ITEM 5 -	Other Information	58
ITEM 6 -	Exhibits	59

SIGNATURES		60

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share Information

	December 31,	June 30,
(In Thousands, Except Share Information)	2022	2022
Assets
Cash and cash equivalents	$24,840	$23,414
Investment securities - held to maturity, at cost	168,232	185,745
Investment securities - available for sale, at fair value	2,377	2,676
Loans held for investment, net of allowance for loan losses $5,830 and $5,564, respectively; includes $1,345 and $1,396 of loans held at fair value, respectively	1,040,337	939,992
Accrued interest receivable	3,343	2,966
Federal Home Loan Bank (“FHLB”) - San Francisco stock	8,239	8,239
Premises and equipment, net	8,911	8,826
Prepaid expenses and other assets	14,763	15,180

Total assets	$1,271,042	$1,187,038

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$108,891	$125,089
Interest-bearing deposits	836,411	830,415
Total deposits	945,302	955,504

Borrowings	180,000	85,000
Accounts payable, accrued interest and other liabilities	16,499	17,884
Total liabilities	1,141,801	1,058,388

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value; (40,000,000 and 40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued respectively; 7,132,270 and 7,285,184 outstanding, respectively)	183	183
Additional paid-in capital	98,732	98,826
Retained earnings	205,117	202,680
Treasury stock at cost (11,097,345 and 10,944,431 shares, respectively)	(174,758)	(173,041)
Accumulated other comprehensive income, net of tax	(33)	2

Total stockholders’ equity	129,241	128,650

Total liabilities and stockholders’ equity	$1,271,042	$1,187,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Information)	2022	2021	2022	2021
Interest income:
Loans receivable, net	$10,237	$7,920	$19,337	$16,095
Investment securities	548	433	1,084	851
FHLB - San Francisco stock	145	123	268	245
Interest-earning deposits	241	35	380	66
Total interest income	11,171	8,511	21,069	17,257

Interest expense:
Checking and money market deposits	61	58	121	115
Savings deposits	44	45	88	86
Time deposits	370	199	583	414
Borrowings	1,311	546	1,927	1,091
Total interest expense	1,786	848	2,719	1,706

Net interest income	9,385	7,663	18,350	15,551
Provision (recovery) for loan losses	191	(1,067)	261	(1,406)
Net interest income, after provision (recovery) for loan losses	9,194	8,730	18,089	16,957

Non-interest income:
Loan servicing and other fees	115	444	223	630
Deposit account fees	327	325	670	637
Card and processing fees	367	399	748	804
Other	147	200	318	366
Total non-interest income	956	1,368	1,959	2,437

Non-interest expense:
Salaries and employee benefits	4,384	4,455	8,523	7,575
Premises and occupancy	796	758	1,657	1,663
Equipment expense	258	314	569	602
Professional expense	310	348	902	809
Sales and marketing expense	175	149	322	291
Deposit insurance premium and regulatory assessments	139	136	274	273
Other	736	739	1,492	1,354
Total non-interest expense	6,798	6,899	13,739	12,567

Income before income taxes	3,352	3,199	6,309	6,827
Provision for income taxes	981	935	1,848	1,896
Net income	$2,371	$2,264	$4,461	$4,931

Basic earnings per share	$0.33	$0.30	$0.62	$0.66
Diluted earnings per share	$0.33	$0.30	$0.61	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2022	2021	2022	2021
Net income	$2,371	$2,264	$4,461	$4,931

Change in unrealized holding losses on securities available for sale and interest-only strips	(23)	(11)	(50)	(20)
Reclassification of losses to net income	—	—	—	—
Other comprehensive loss, before income tax benefit	(23)	(11)	(50)	(20)
Income tax benefit	(7)	(3)	(15)	(6)
Other comprehensive loss	(16)	(8)	(35)	(14)
Total comprehensive income	$2,355	$2,256	$4,426	$4,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share Information

For the Quarters Ended December 31, 2022 and 2021:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Loss,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2022	7,235,560	$183	$98,559	$203,750	$(173,286)	$(17)	$129,189

Net income				2,371			2,371
Other comprehensive loss						(16)	(16)
Purchase of treasury stock	(103,290)				(1,472)		(1,472)
Amortization of restricted stock			211				211
Stock options expense			16				16
Tax effect from stock based compensation			(54)				(54)
Cash dividends(1)				(1,004)			(1,004)

Balance at December 31, 2022	7,132,270	$183	$98,732	$205,117	$(174,758)	$(33)	$129,241

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2022.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2021	7,491,705	$183	$98,179	$199,344	$(169,537)	$66	$128,235

Net income				2,264			2,264
Other comprehensive loss						(8)	(8)
Purchase of treasury stock	(102,762)				(1,734)		(1,734)
Distribution of restricted stock	1,000						—
Awards of restricted stock			(9)		9		—
Forfeiture of restricted stock			18		(18)		—
Amortization of restricted stock			204				204
Stock options expense			12				12
Cash dividends(1)				(1,039)			(1,039)

Balance at December 31, 2021	7,389,943	$183	$98,404	$200,569	$(171,280)	$58	$127,934

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2021.

For the Six Months Ended December 31, 2022 and 2021:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2022	7,285,184	$183	$98,826	$202,680	$(173,041)	$2	$128,650

Net income				4,461			4,461
Other comprehensive loss						(35)	(35)
Purchase of treasury stock	(152,914)				(2,196)		(2,196)
Awards of restricted stock			(479)		479		—
Amortization of restricted stock			408				408
Stock options expense			31				31
Tax effect from stock based compensation			(54)				(54)
Cash dividends(1)				(2,024)			(2,024)

Balance at December 31, 2022	7,132,270	$183	$98,732	$205,117	$(174,758)	$(33)	$129,241

(1)Cash dividends of $0.28 per share were paid in the six months ended December 31, 2022.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2021	7,541,469	$183	$97,978	$197,733	$(168,686)	$72	$127,280

Net income				4,931			4,931
Other comprehensive loss						(14)	(14)
Purchase of treasury stock	(152,526)				(2,585)		(2,585)
Distribution of restricted stock	1,000						—
Awards of restricted stock			(9)		9		—
Forfeiture of restricted stock			18		(18)		—
Amortization of restricted stock			393				393
Stock options expense			24				24
Cash dividends(1)				(2,095)			(2,095)

Balance at December 31, 2021	7,389,943	$183	$98,404	$200,569	$(171,280)	$58	$127,934

(1)Cash dividends of $0.28 per share were paid in the six months ended December 31, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Six Months Ended
	December 31,
(In Thousands)	2022	2021
Cash flows from operating activities:
Net income	$4,461	$4,931
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,636	2,818
Provision (recovery) for loan losses	261	(1,406)
Stock-based compensation	439	417
Provision for deferred income taxes	671	486
(Decrease) increase in accounts payable, accrued interest and other liabilities	(1,458)	743
Increase in prepaid expenses and other assets	(798)	(2,304)
Net cash provided by operating activities	5,212	5,685

Cash flows from investing activities:
Net increase in loans held for investment	(101,105)	(703)
Purchase of investment securities - held to maturity	—	(15,204)
Maturity of investment securities - held to maturity	400	400
Principal payments from investment securities - held to maturity	16,671	32,093
Principal payments from investment securities - available for sale	249	450
Purchase of premises and equipment	(579)	(23)
Net cash (used for) provided by investing activities	(84,364)	17,013

Cash flows from financing activities:
Net (decrease) increase in deposits	(10,202)	18,375
Repayments of long-term borrowings	(20,000)	(20,983)
Proceeds from short-term borrowings, net	115,000	—
Treasury stock purchases	(2,196)	(2,585)
Cash dividends	(2,024)	(2,095)
Net cash provided by (used for) financing activities	80,578	(7,288)

Net increase in cash and cash equivalents	1,426	15,410
Cash and cash equivalents at beginning of period	23,414	70,270
Cash and cash equivalents at end of period	$24,840	$85,680
Supplemental information:
Cash paid for interest	$2,035	$1,758
Cash paid for income taxes	$1,650	$1,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2022

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2022 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2022 (“2022 Annual Form 10-K”). The results of operations for the quarter and six months ended December 31, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are material to the Corporation as previously disclosed in Note 1 of the Corporation's 2022 Annual Form 10-K, except the following:

ASU 2020-04:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract re-measurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”). In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848. The FASB had originally included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In March 2021, it was announced that the intended cessation date of LIBOR would be extended to June 30, 2023. As a result, the FASB issued ASU 2022-06 deferring the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. This ASU is effective for all entities as of March 12, 2020 through December 31, 2024. The Corporation is in the process of compiling data on the impact of reference rate reform and has not determined the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2016-13:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, March 2020, ASU 2020-03 and March 2022, ASU 2022-02, all of which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB also issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” extending the adoption date for certain registrants, including the Corporation. These ASUs related to Topic 326 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is evaluating its current expected loss methodology of its loans held for investment and investment securities held to maturity to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Corporation has established a project team and implementation plan to address the key components to this process. The Corporation has determined its loan segmentation and compiled historical data, which is currently under evaluation. The Corporation is preparing to evaluate the appropriate methodologies for each loan grouping and is beginning testing, parallel runs, and sensitivity analysis on its initial modeling assumptions and results prior to the adoption date of July 1, 2023. The Corporation anticipates the allowance for credit losses for loans held for investment to change through a one-time adjustment to retained earnings and is still evaluating the potential impact upon adoption that these ASUs will have on the Corporation’s Consolidated Financial Statements; however, until the evaluation is complete the magnitude of the potential change will be unknown.

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

As of December 31, 2022 and 2021, there were outstanding options to purchase 434,500 shares and 431,000 shares of the Corporation’s common stock, respectively. Of those shares, as of December 31, 2022 and 2021, there were 434,000 shares and 130,000 shares, respectively, that were excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2022 and 2021, there were outstanding restricted stock awards of 147,750 shares and 99,250 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2022 and 2021, respectively.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands, Except Earnings Per Share)	2022	2021	2022	2021
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$2,371	$2,264	$4,461	$4,931

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,185	7,435	7,229	7,483

Effect of dilutive shares:
Stock options	—	37	—	39
Restricted stock	52	11	44	7

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	7,237	7,483	7,273	7,529

Basic earnings per share	$0.33	$0.30	$0.62	$0.66
Diluted earnings per share	$0.33	$0.30	$0.61	$0.65

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2022 and June 30, 2022 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
December 31, 2022	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$163,612	$—	$(19,500)	$144,112	$163,612
U.S. government sponsored enterprise CMO(2)	3,907	—	(313)	3,594	3,907
U.S. SBA securities(3)	713	—	—	713	713
Total investment securities - held to maturity	168,232	—	(19,813)	148,419	168,232

Available for sale
U.S. government agency MBS	1,569	—	(36)	1,533	1,533
U.S. government sponsored enterprise MBS	754	—	(12)	742	742
Private issue CMO	110	—	(8)	102	102
Total investment securities - available for sale	2,433	—	(56)	2,377	2,377
Total investment securities	$170,665	$—	$(19,869)	$150,796	$170,609

(1)Mortgage-Backed Securities (“MBS”).
(2)Collateralized Mortgage Obligations (“CMO”).
(3)Small Business Administration (“SBA”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2022	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$180,492	$63	$(13,945)	$166,610	$180,492
U.S. government sponsored enterprise CMO	3,913	—	(150)	3,763	3,913
U.S. SBA securities	940	11	—	951	940
Certificate of deposits	400	—	—	400	400
Total investment securities - held to maturity	185,745	74	(14,095)	171,724	185,745

Available for sale
U.S. government agency MBS	1,698	6	(6)	1,698	1,698
U.S. government sponsored enterprise MBS	865	4	(4)	865	865
Private issue CMO	118	—	(5)	113	113
Total investment securities - available for sale	2,681	10	(15)	2,676	2,676
Total investment securities	$188,426	$84	$(14,110)	$174,400	$188,421

In the second quarters of fiscal 2023 and 2022, the Corporation received MBS principal payments of $7.6 million and $15.5 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the second quarter of fiscal 2023; while in the second quarter of fiscal 2022, the Corporation purchased $15.0 million of U.S. government sponsored enterprise MBS to be held to maturity.

For the first six months of fiscal 2023 and 2022, the Corporation received MBS principal payments of $16.9 million and $32.5 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the first six months of fiscal 2023, while in the first six months of fiscal 2022, the Corporation purchased $15.0 million of U.S. government sponsored enterprise MBS to be held to maturity.

The Corporation held investments with an unrealized loss position of $19.9 million at December 31, 2022 and $14.1 million at June 30, 2022.

As of December 31, 2022	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$15,934	$369	$128,178	$19,131	$144,112	$19,500
U.S. government sponsored enterprise CMO	3,594	313	—	—	3,594	313
Total investment securities - held to maturity	19,528	682	128,178	19,131	147,706	19,813

Available for sale
U.S government agency MBS	1,533	36	—	—	1,533	36
U.S. government sponsored enterprise MBS	669	11	22	1	691	12
Private issue CMO	102	8	—	—	102	8
Total investment securities - available for sale	2,304	55	22	1	2,326	56
Total investment securities	$21,832	$737	128,200	$19,132	$150,032	$19,869

As of June 30, 2022	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$121,844	$9,018	$35,528	$4,927	$157,372	$13,945
U.S. government sponsored enterprise CMO	3,764	150	—	—	3,764	150
Total investment securities - held to maturity	125,608	9,168	35,528	4,927	161,136	14,095

Available for sale
U.S government agency MBS	826	6	—	—	826	6
U.S. government sponsored enterprise MBS	671	4	—	—	671	4
Private issue CMO	113	5	—	—	113	5
Total investment securities - available for sale	1,610	15	—	—	1,610	15
Total investment securities	$127,218	$9,183	$35,528	$4,927	$162,746	$14,110

The Corporation evaluates individual investment securities quarterly for other-than-temporary impairment in market value. At December 31, 2022, $19.1 million of the $19.9 million of unrealized holding losses were 12 months or more; while at June 30, 2022, $4.9 million of the $14.1 million of unrealized holding losses were 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At December 31, 2022 and 2021, the Corporation did not hold any investment securities with the intent to sell and determined it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, n/o impairment losses were recorded for the quarters and six months ended December 31, 2022 and 2021.

Contractual maturities of investment securities as of December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022		June 30, 2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$1,209	$1,198	$1,427	$1,425
Due after one through five years	7,405	7,129	10,908	10,805
Due after five through ten years	69,583	62,622	77,167	72,625
Due after ten years	90,035	77,470	96,243	86,869
Total investment securities - held to maturity	168,232	148,419	185,745	171,724

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	233	229	98	98
Due after ten years	2,200	2,148	2,583	2,578
Total investment securities - available for sale	2,433	2,377	2,681	2,676
Total investment securities	$170,665	$150,796	$188,426	$174,400

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	December 31,	June 30,
(In Thousands)	2022	2022
Mortgage loans:
Single-family	$479,730	$378,234
Multi-family	465,350	464,676
Commercial real estate	88,200	90,429
Construction	2,388	3,216
Other	112	123
Commercial business loans	1,358	1,206
Consumer loans	75	86
Total loans held for investment, gross	1,037,213	937,970

Advance payments of escrows	176	47
Deferred loan costs, net	8,778	7,539
Allowance for loan losses	(5,830)	(5,564)
Total loans held for investment, net	$1,040,337	$939,992

The following table sets forth information at December 31, 2022 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised 11 percent of loans held for investment at both December 31, 2022 and June 30, 2022. Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$50,448	$21,760	$45,263	$252,713	$109,546	$479,730
Multi-family	134,058	131,757	148,714	50,672	149	465,350
Commercial real estate	40,491	16,720	29,679	—	1,310	88,200
Construction	494	174	—	—	1,720	2,388
Other	—	—	—	—	112	112
Commercial business loans	1,291	—	—	—	67	1,358
Consumer loans	75	—	—	—	—	75
Total loans held for investment, gross	$226,857	$170,411	$223,656	$303,385	$112,904	$1,037,213

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

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass - These loans range from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the bank is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	December 31, 2022
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$478,691	$464,836	$87,648	$2,388	$112	$1,358	$75	$1,035,108
Special Mention	—	514	—	—	—	—	—	514
Substandard	1,039	—	552	—	—	—	—	1,591
Total loans held for investment, gross	$479,730	$465,350	$88,200	$2,388	$112	$1,358	$75	$1,037,213

	June 30, 2022
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$376,502	$464,676	$90,429	$3,216	$123	$1,206	$86	$936,238
Special Mention	224	—	—	—	—	—	—	224
Substandard	1,508	—	—	—	—	—	—	1,508
Total loans held for investment, gross	$378,234	$464,676	$90,429	$3,216	$123	$1,206	$86	$937,970

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2022	2021	2022	2021

Allowance at beginning of period	$5,638	$7,413	$5,564	$7,587

Provision (recovery) for loan losses	191	(1,067)	261	(1,406)

Recoveries:
Mortgage loans:
Single-family	1	262	5	427
Total recoveries	1	262	5	427

Total charge-offs	—	—	—	—

Net recoveries (charge-offs)	1	262	5	427
Balance at end of period	$5,830	$6,608	$5,830	$6,608

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.56%	0.77%	0.56%	0.77%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.00)%	(0.12)%	(0.00)%	(0.10)%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	561.12%	196.20%	561.12%	196.20%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	December 31, 2022
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$478,691	$—	$1,039	$479,730
Multi-family	465,350	—	—	465,350
Commercial real estate	88,200	—	—	88,200
Construction	2,388	—	—	2,388
Other	112	—	—	112
Commercial business loans	1,358	—	—	1,358
Consumer loans	71	4	—	75
Total loans held for investment, gross	$1,036,170	$4	$1,039	$1,037,213

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2022
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$376,726	$—	$1,508	$378,234
Multi-family	464,676	—	—	464,676
Commercial real estate	90,429	—	—	90,429
Construction	3,216	—	—	3,216
Other	123	—	—	123
Commercial business loans	1,206	—	—	1,206
Consumer loans	83	3	—	86
Total loans held for investment, gross	$936,459	$3	$1,508	$937,970

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended December 31, 2022
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$1,450	$3,305	$806	$22	$3	$48	$4	$5,638
Provision (recovery) for loan losses	149	(5)	41	(5)	—	10	1	191
Recoveries	1	—	—	—	—	—	—	1
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830

Allowance for loan losses:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,562	3,300	847	17	3	58	5	5,792
Allowance for loan losses, end of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830

Loans held for investment:
Individually evaluated for impairment	$810	$—	$—	$—	$—	$—	$—	$810
Collectively evaluated for impairment	478,920	465,350	88,200	2,388	112	1,358	75	1,036,403
Total loans held for investment, gross	$479,730	$465,350	$88,200	$2,388	$112	$1,358	$75	$1,037,213
Allowance for loan losses as a percentage of gross loans held for investment	0.33%	0.71%	0.96%	0.71%	2.68%	4.27%	6.67%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.00)%	—%	—%	—%	—%	—%	—%	(0.00)%

	Quarter Ended December 31, 2021
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$1,827	$4,525	$967	$49	$3	$37	$5	$7,413
(Recovery) provision for loan losses	(693)	(306)	(52)	6	—	(22)	—	(1,067)
Recoveries	262	—	—	—	—	—	—	262
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608

Allowance for loan losses:
Individually evaluated for impairment	$52	$—	$—	$—	$—	$—	$—	$52
Collectively evaluated for impairment	1,344	4,219	915	55	3	15	5	6,556
Allowance for loan losses, end of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608

Loans held for investment:
Individually evaluated for impairment	$1,583	$—	$—	$—	$—	$—	$—	$1,583
Collectively evaluated for impairment	288,662	466,467	91,236	3,501	134	362	78	850,440
Total loans held for investment, gross	$290,245	$466,467	$91,236	$3,501	$134	$362	$78	$852,023
Allowance for loan losses as a percentage of gross loans held for investment	0.48%	0.90%	1.00%	1.57%	2.24%	4.14%	6.41%	0.77%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.37)%	—%	—%	—%	—%	—%	—%	(0.12)%

	Six Months Ended December 31, 2022
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564
Provision (recovery) for loan losses	212	18	31	(6)	—	6	—	261
Recoveries	5	—	—	—	—	—	—	5
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830

Allowance for loan losses:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,562	3,300	847	17	3	58	5	5,792
Allowance for loan losses, end of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830

Loans held for investment:
Individually evaluated for impairment	$810	$—	$—	$—	$—	$—	$—	$810
Collectively evaluated for impairment	478,920	465,350	88,200	2,388	112	1,358	75	1,036,403
Total loans held for investment, gross	$479,730	$465,350	$88,200	$2,388	$112	$1,358	$75	$1,037,213
Allowance for loan losses as a percentage of gross loans held for investment	0.33%	0.71%	0.96%	0.71%	2.68%	4.27%	6.67%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.00)%	—%	—%	—%	—%	—%	—%	(0.00)%

	Six Months Ended December 31, 2021
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587
(Recovery) provision for loan losses	(1,031)	(266)	(91)	4	—	(21)	(1)	(1,406)
Recoveries	427	—	—	—	—	—	—	427
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608

Allowance for loan losses:
Individually evaluated for impairment	$52	$—	$—	$—	$—	$—	$—	$52
Collectively evaluated for impairment	1,344	4,219	915	55	3	15	5	6,556
Allowance for loan losses, end of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608

Loans held for investment:
Individually evaluated for impairment	$1,583	$—	$—	$—	$—	$—	$—	$1,583
Collectively evaluated for impairment	288,662	466,467	91,236	3,501	134	362	78	850,440
Total loans held for investment, gross	$290,245	$466,467	$91,236	$3,501	$134	$362	$78	$852,023
Allowance for loan losses as a percentage of gross loans held for investment	0.48%	0.90%	1.00%	1.57%	2.24%	4.14%	6.41%	0.77%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.31)%	—%	—%	—%	—%	—%	—%	(0.10)%

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

	At December 31, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$981	$—	$981	$(83)	$898
Without a related allowance(2)	86	(28)	58	—	58
Total single-family loans	1,067	(28)	1,039	(83)	956

Total non-performing loans	$1,067	$(28)	$1,039	$(83)	$956

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2022
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$993	$—	$993	$(85)	$908
Without a related allowance(2)	548	(33)	515	—	515
Total single-family loans	1,541	(33)	1,508	(85)	1,423

Total non-performing loans	$1,541	$(33)	$1,508	$(85)	$1,423

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At December 31, 2022, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended December 31, 2022 and 2021, the Corporation’s average recorded investment in non-performing loans was $1.0 million and $4.2 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended December 31, 2022, the Bank received $16,000 in interest payments from non-performing loans, of which $15,000 was recognized as interest income and the remaining $1,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the quarter ended December 31, 2021, the Bank received $138,000 in interest payments from non-performing loans, of which $131,000 was recognized as interest income and the remaining $7,000 was applied to reduce the loan balances under the cost recovery method.

For the six months ended December 31, 2022 and 2021, the Corporation’s average recorded investment in non-performing loans was $1.1 million and $6.0 million, respectively. For the six months ended December 31, 2022, the Bank received $23,000 in interest payments from non-performing loans, of which $20,000 was recognized as interest income and the remaining $3,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the six months ended December 31, 2021, the Bank received $349,000 in interest payments from non-performing loans, of which $333,000 was recognized as interest income and the remaining $16,000 was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2022 and 2021:

	Quarter Ended December 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$59	$—	$667	$91
	59	—	667	91

With related allowances:
Mortgage loans:
Single-family	984	15	2,283	24
Multi-family	—	—	1,253	16
	984	15	3,536	40

Total	$1,043	$15	$4,203	$131

	Six Months Ended December 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$93	$—	$742	$231
	93	—	742	231

With related allowances:
Mortgage loans:
Single-family	987	20	4,055	71
Multi-family	—	—	1,183	31
	987	20	5,238	102

Total	$1,080	$20	$5,980	$333

For the quarter ended December 31, 2022, no loans were restructured, while seven loans were upgraded to the pass category. For the quarter ended December 31, 2021, 10 loans were upgraded to the pass category, while three restructured loans were paid off. During both quarters ended December 31, 2022 and 2021, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

For the six months ended December 31, 2022, no loans were restructured, 10 loans were upgraded to the pass category, while one restructured loan was paid off. For the six months ended December 31, 2021, 14 loans were upgraded to the pass category, while four restructured loans paid off. During both six months ended December 31, 2022 and 2021, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

As of December 31, 2022, the Corporation held two restructured loans with a net outstanding balance of $972,000, of which one loan totaling $714,000 was classified as substandard and on non-accrual status. As of June 30, 2022, the Corporation held 13 restructured loans with a net outstanding balance of $4.5 million, of which one loan totaling $722,000 was classified as substandard on non-accrual status. As of December 31, 2022 and June 30, 2022, all of the restructured loans were current with respect to their modified payment terms at both dates.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type:

	At	At
(In Thousands)	December 31, 2022	June 30, 2022
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$714	$722
Total	714	722

Restructured loans on accrual status:
Mortgage loans:
Single-family	258	3,748
Total	258	3,748
Total restructured loans	$972	$4,470

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At December 31, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$752	$—	$752	$(38)	$714
Without a related allowance(2)	258	—	258	—	258
Total single-family	1,010	—	1,010	(38)	972

Total restructured loans	$1,010	$—	$1,010	$(38)	$972

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$760	$—	$760	$(38)	$722
Without a related allowance(2)	3,748	—	3,748	—	3,748
Total single-family	4,508	—	4,508	(38)	4,470

Total restructured loans	$4,508	$—	$4,508	$(38)	$4,470

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

During the quarters and six months ended December 31, 2022 and 2021, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. As of both December 31, 2022 and June 30, 2022, there was no real estate owned property. A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of December 31, 2022 and June 30, 2022, the Corporation had commitments to extend credit on loans to be held for investment of $8.4 million and $43.4 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2022	June 30, 2022
(In Thousands)
Undisbursed loan funds – Construction loans	$3,348	$3,384
Undisbursed lines of credit – Commercial business loans	834	541
Undisbursed lines of credit – Consumer loans	380	390
Commitments to extend credit on loans to be held for investment	8,415	43,386
Total	$12,977	$47,701

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and six months ended December 31, 2022 and 2021.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2022	2021	2022	2021
Balance, beginning of the period	$137	$104	$130	$127
Recovery	(66)	(5)	(59)	(28)
Balance, end of the period	$71	$99	$71	$99

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of December 31, 2022 and June 30, 2022, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation. As of December 31, 2022 and June 30, 2022, the Bank serviced $3.8 million and $4.1 million of loans under this program, respectively, and has established a recourse liability of $10,500 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the quarters and six months ended December 31, 2022 and 2021, the Bank did not repurchase any loans or settle any request to repurchase a loan. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $150,000 for loans sold to other investors at both December 31, 2022 and June 30, 2022.

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2022 and 2021:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
Recourse Liability	2022	2021	2022	2021
(In Thousands)
Balance, beginning of the period	$160	$200	$160	$200
Recovery for recourse liability	—	(40)	—	(40)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$160	$160	$160	$160

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of December 31, 2022:
Loans held for investment, at fair value	$1,345	$1,529	$(184)

As of June 30, 2022:
Loans held for investment, at fair value	$1,396	$1,569	$(173)

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,533	$—	$1,533
U.S. government sponsored enterprise MBS	—	742	—	742
Private issue CMO	—	—	102	102
Investment securities - available for sale	—	2,275	102	2,377

Loans held for investment, at fair value	—	—	1,345	1,345
Interest-only strips	—	—	9	9
Total assets	$—	$2,275	$1,456	$3,731

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,698	$—	$1,698
U.S. government sponsored enterprise MBS	—	865	—	865
Private issue CMO	—	—	113	113
Investment securities - available for sale	—	2,563	113	2,676

Loans held for investment, at fair value	—	—	1,396	1,396
Interest-only strips	—	—	7	7
Total assets	$—	$2,563	$1,516	$4,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2022
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at September 30, 2022	$107	$1,350	$7	$1,464
Total gains or losses (realized/unrealized):
Included in earnings	—	15	—	15
Included in other comprehensive income (loss)	(3)	—	2	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(2)	(20)	—	(22)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2022	$102	$1,345	$9	$1,456

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

	For the Six Months Ended December 31, 2022
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value	Strips	Total
Beginning balance at June 30, 2022	$113	$1,396	$7	$1,516
Total gains or losses (realized/unrealized):
Included in earnings	—	(11)	—	(11)
Included in other comprehensive income (loss)	(4)	—	2	(2)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(7)	(40)	—	(47)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2022	$102	$1,345	$9	$1,456

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$58	$898	$956
Mortgage servicing assets	—	—	101	101
Total	$—	$58	$999	$1,057

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$515	$908	$1,423
Mortgage servicing assets	—	—	168	168
Total	$—	$515	$1,076	$1,591

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of December 31, 2022:

					Impact to
	Fair Value				Valuation
	As of				from an
	December 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2022	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$102	Market comparable pricing	Comparability adjustment	(6.4%) - (7.4%) (7.2%)	Increase

Loans held for investment, at fair value	$1,345	Relative value analysis	Broker quotes	88.1% - 98.0% (91.3%)	Increase
			Credit risk factor	1.2% - 6.6% (3.3%)	Decrease

Non-performing loans(3)	$714	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$184	Relative value analysis	Credit risk factor	20.0%	Decrease

Mortgage servicing assets	$101	Discounted cash flow	Prepayment speed (CPR)	4.6% - 60.0% (8.9%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$9	Discounted cash flow	Prepayment speed (CPR)	7.7% - 8.4% (8.4%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)	Consists of restructured loans.
(4)	Consists of other non-performing loans, excluding restructured loans.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2022 and June 30, 2022 was as follows:

	December 31, 2022
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,038,992	$957,388	$—	$—	$957,388
Investment securities - held to maturity	$168,232	$148,419	$—	$148,419	$—
FHLB – San Francisco stock	$8,239	$8,239	$—	$8,239	$—

Financial liabilities:
Deposits	$945,302	$818,882	$—	$—	$818,882
Borrowings	$180,000	$178,343	$—	$—	$178,343

	June 30, 2022
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$938,596	$892,339	$—	$—	$892,339
Investment securities - held to maturity	$185,745	$171,724	$—	$171,724	$—
FHLB – San Francisco stock	$8,239	$8,239	$—	$8,239	$—

Financial liabilities:
Deposits	$955,504	$917,220	$—	$—	$917,220
Borrowings	$85,000	$84,299	$—	$—	$84,299

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. During the quarter ended December 31, 2022, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed  consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and six months ended December 31, 2022 and 2021:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
Type of Services	2022	2021	2022	2021
(In Thousands)
Loan servicing and other fees(1)	$115	$444	$223	$630
Deposit account fees	327	325	670	637
Card and processing fees	367	399	748	804
Other(2)	147	200	318	366
Total non-interest income	$956	$1,368	$1,959	$2,437

(1)	Not within the scope of ASC 606.
(2)	Includes BOLI of $47 thousand, $48 thousand, $93 thousand and $95 thousand for the quarters and six months ended December 31, 2022 and 2021, respectively, which are not within the scope of ASC 606.

For both the quarters and six months ended December 31, 2022 and 2021, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's condensed consolidated statements of financial condition. At December 31, 2022, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right of use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters ended December 31, 2022 and 2021, expenses associated with the Corporation’s leases totaled $216,000 and $219,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations. For the six months ended December 31, 2022 and 2021, expenses associated with the Corporation’s leases totaled $431,000 and $442,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	December 31, 2022	June 30, 2022
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,727	$1,969
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,747	$1,998

	Quarter Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2022	2021	2022	2021
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$193	$195	$386	$395
Equipment expenses from operating leases	$23	$24	$45	$47

(1)	Includes immaterial variable lease costs.

	Six Months Ended	Six Months Ended
(In Thousands)	December 31, 2022	December 31, 2021
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$437	$465

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of December 31, 2022:

Amount(1)
Year Ending June 30,	(In Thousands)
2023	$418
2024	644
2025	467
2026	236
2027	39
Thereafter	—
Total contract lease payments	$1,804

Total liability to make lease payments	$1,747
Difference in undiscounted and discounted future lease payments	$57
Weighted average discount rate	2.26%
Weighted average remaining lease term (years)	2.6

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On April 28, 2022, the Board of Directors of the Corporation authorized the repurchase of up to five percent of the Corporation’s common stock, approximately 364,259 shares (the “April 2022 stock repurchase plan”). The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. The April 2022 stock repurchase plan will continue for a period of one year or until completed, whichever occurs first.

During the quarter ended December 31, 2022, the Corporation purchased 103,290 shares of its common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.26 per share. For the six months ended December 31, 2022, the Corporation purchased 152,914 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.36 per share. As of December 31, 2022, a total of 211,345 shares or 58 percent of authorized shares under the plan remains available for purchase until the plan expires on April 28, 2023.

Note 11: Subsequent Events

On January 24, 2023, the Corporation announced that the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on February 14, 2023 are entitled to receive the cash dividend. The cash dividend will be payable on March 7, 2023.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. ("the Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Federal Reserve Board (“FRB”). At December 31, 2022, the Corporation had total assets of $1.27 billion, total deposits of $945.3 million and total stockholders’ equity of $129.2 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On October 27, 2022, the Corporation declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on November 17, 2022, which was paid on December 8, 2022. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.” These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to the following: potential adverse impacts to economic conditions in our local market areas, other markets where the Corporation has lending relationships, or other aspects of the Corporation's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to new COVID-19 variants; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; the transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including our 2022 Annual Form 10-K. These developments could have an adverse impact on our financial position and our results of operations. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These risks could cause our actual results for the remaining fiscal 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

Critical Accounting Estimates

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

The Corporation’s critical accounting estimates are described in the Corporation’s 2022 Annual Form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies. There have been no significant changes during the six months ended December 31, 2022 to the critical accounting estimates as described in the Corporation’s 2022 Annual Form 10-K.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans). In addition, the Corporation intends to decrease the percentage of customer time deposits (excluding brokered deposits) in its deposit base and to increase the percentage of lower cost checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be challenging given the current general economic conditions and risk of recession.

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

The Corporation is actively monitoring and responding to the effects of the COVID-19 pandemic. The health, safety and well-being of its customers, employees and communities are the Corporation’s top priorities. As of December 31, 2022, all banking branches are open with normal business hours. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

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

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

Total assets increased seven percent to $1.27 billion at December 31, 2022 from $1.19 billion at June 30, 2022. The increase was attributable to the increases in loans held for investment, partly offset by a decrease in investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $1.4 million, or six percent, to $24.8 million at December 31, 2022 from $23.4 million at June 30, 2022. The increase in total cash and cash equivalents was primarily attributable to the management strategy on liquidity.

Investment securities (held to maturity and available for sale) decreased $17.8 million, or 10 percent, to $170.6 million at December 31, 2022 from $188.4 million at June 30, 2022. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first six months of fiscal 2023. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $100.3 million, or 11 percent, to $1.04 billion at December 31, 2022 from $940.0 million at June 30, 2022, primarily due to an increase in single-family loans. During the first six months of fiscal 2023, the Corporation originated $158.9 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans that are located throughout California. The Corporation did not purchase any loans from other institutions during the first six months of fiscal 2023. Total loan principal payments during the first six months of fiscal 2023 were $59.7 million, down 53 percent from $126.4 million during the comparable period in fiscal 2022. The single-family loans held for investment balance at December 31, 2022 and June 30, 2022 was $479.7 million and $378.2 million, respectively, and represented approximately 46 percent and 40 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2022 and June 30, 2022, as a percentage of the total dollar amount outstanding:

As of December 31, 2022:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$145,502	30%	$155,970	33%	$177,983	37%	$275	—%	$479,730	100%
Multi-family	62,908	14%	275,475	59%	126,967	27%	—	—%	465,350	100%
Commercial real estate	17,560	20%	44,114	50%	26,526	30%	—	—%	88,200	100%
Construction	1,720	72%	494	21%	174	7%	—	—%	2,388	100%
Other	—	—%	112	100%	—	—%	—	—%	112	100%
Total	$227,690	22%	$476,165	46%	$331,650	32%	$275	—%	$1,035,780	100%

(1)	Other than the Inland Empire.

As of June 30, 2022:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$126,638	33%	$112,549	30%	$138,767	37%	$280	—%	$378,234	100%
Multi-family	63,764	14%	275,642	59%	124,993	27%	277	—%	464,676	100%
Commercial real estate	20,450	23%	41,127	45%	28,852	32%	—	—%	90,429	100%
Construction	3,157	98%	59	2%	—	—%	—	—%	3,216	100%
Other	—	—%	123	100%	—	—%	—	—%	123	100%
Total	$214,009	23%	$429,500	46%	$292,612	31%	$557	—%	$936,678	100%

(1)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits decreased $10.2 million, or one percent, to $945.3 million at December 31, 2022 from $955.5 million at June 30, 2022, primarily due to a decrease in transaction accounts, partly offset by an increase in brokered time deposits. Time deposits increased $22.5 million, or 19 percent, to $143.6 million at December 31, 2022 from $121.1 million at June 30, 2022, while transaction accounts decreased $32.7 million, or four percent, to $801.7 million at December 31, 2022 from $834.4 million at June 30, 2022. The increase in time deposits was primarily due to a $31.2 million increase in brokered certificates of deposit with a weighted average cost of 2.90% (including broker fees). Excluding brokered deposits, the percentage of time deposits to total deposits decreased to 12 percent at December 31, 2022 from 13 percent at June 30, 2022. Brokered deposits totaled $31.2 million at December 31, 2022.

Transaction account balances or “core deposits” decreased $32.7 million, or four percent, to $801.7 million at December 31, 2022 from $834.4 million at June 30, 2022 and time deposits increased $22.5 million, or 19 percent, to $143.6 million at December 31, 2022 from $121.1 million at June 30, 2022. The increase in time deposits was primarily due to a $31.2 million increase in brokered certificates of deposit with a weighted average cost of 2.90 percent (including broker fees).

Total borrowings increased $95.0 million, or 112 percent, to $180.0 million at December 31, 2022 as compared to $85.0 million at June 30, 2022, due to additional short-term borrowings to fund the increase in loans held for investment. At December 31, 2022, borrowings are comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity increased to $129.2 million at December 31, 2022 from $128.7 million at June 30, 2022, primarily as a result of the $4.5 million net income and $385,000 of stock-based compensation in the first six months of fiscal 2023, partly offset by $2.0 million of cash dividends paid to shareholders and $2.2 million of stock repurchases. The Corporation repurchased 152,914 shares of its common stock under its April 2022 stock repurchase plan with a weighted average cost of $14.36 per share during the first six months of fiscal 2023.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2022 and 2021

The Corporation’s net income for the second quarter of fiscal 2023 was $2.4 million, up $107,000 or five percent from $2.3 million in the same period of fiscal 2022. The increase in net income was primarily attributable to a $1.7 million increase in net interest income and a $101,000 decrease in non-interest expenses, partly offset by a $1.3 million change to the provision for loan losses to a $191,000 provision for loan losses this quarter in contrast to a $1.1 million recovery from the allowance for loan losses in the same quarter last year and a $412,000 decrease in non-interest income (mainly a decrease in loan prepayment fees).

For the first six months of fiscal 2023, the Corporation’s net income was $4.5 million, a decrease of $470,000, or 10 percent, from $4.9 million in the same period of fiscal 2022. The decrease in net income was primarily attributable to a $1.7 million change to the provision for loan losses to a $261,000 provision for loan losses in the first six months of fiscal

2023 in contrast to a $1.4 million recovery from the allowance for loan losses in the same period last year and a $1.2 million increase in non-interest expenses (mainly, the $1.2 million credit from the Employee Retention Tax Credit (“ERTC”) recognized in the second quarter of last year, not replicated this period) and a $478,000 decrease in non-interest income (mainly a decrease in loan prepayment fees), partly offset by a $2.8 million increase in net interest income.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 65.74 percent for the second quarter of fiscal 2023 from 76.39 percent in the same period last year. For the first six months of fiscal 2023, the Corporation’s efficiency ratio also improved to 67.65 percent from 69.86 percent for the same period of fiscal 2022. The improvement in the efficiency ratio during the current quarter compared to the same quarter last year was due both to lower non-interest expenses and higher total revenues. The improvement in the efficiency ratio during the first six months of fiscal 2023 compared to the same period the prior year was due to higher total revenues, partly offset by higher non-interest expenses.

Return on average assets was 0.75 percent in the second quarter of fiscal 2023, down slightly from 0.76 percent in the same period last year. For the first six months of fiscal 2023, return on average assets was 0.72 percent, down 10 basis points from 0.82 percent in the same period last year.

Return on average stockholders’ equity was 7.27 percent in the second quarter of fiscal 2023, up from 7.11 percent in the same period last year. For the first six months of fiscal 2023, return on average stockholders’ equity was 6.85 percent, down from 7.75 percent for the same period last year.

Diluted earnings per share for the second quarter of fiscal 2023 were $0.33, up 10 percent from diluted earnings per share of $0.30 in the same period last year. For the first six months of fiscal 2023, diluted earnings per share were $0.61, down six percent from $0.65 in the same period last year.

Net Interest Income:

For the Quarters Ended December 31, 2022 and 2021. Net interest income increased $1.7 million or 22 percent to $9.4 million from $7.7 million for the same quarter last year. The increase in net interest income was due to both higher net interest margin and, to a lesser extent, higher average earning assets. The higher net interest margin was due to a shift in the composition of interest-earning assets towards higher yielding loans held for investment and an increase in the average yield on interest-earning deposits reflecting recent increases in the targeted federal funds rate, including a 125-basis point increase during the current quarter, to a range of 4.25% to 4.50%; partly offset by increases in the weighted average cost of customer deposits and borrowings. The net interest margin during the second quarter of fiscal 2023 increased 41 basis points to 3.05 percent from 2.64 percent in the same quarter last year. The average yield on interest-earning assets increased 70 basis points to 3.63 percent in the second quarter of fiscal 2023 from 2.93 percent in the same quarter last year while the average cost of interest-bearing liabilities increased by 31 basis points to 0.63 percent in the second quarter of fiscal 2023 from 0.32 percent in the same quarter last year. The average balance of interest-earning assets increased by six percent to $1.23 billion in the second quarter of fiscal 2023 from $1.16 billion in the same quarter last year. The increase in earning assets was primiarily due to an increase in the average balance of loans receivable, partly offset by decreases in the average balance of both investment securities and interest-earning deposits.

For the Six Months Ended December 31, 2022 and 2021.  Net interest income increased $2.8 million or 18 percent to $18.4 million for the first six months of fiscal 2023 from $15.6 million in the same period in fiscal 2022, as a result of a higher net interest margin and, to a lesser extent, a higher average interest-earning asset balance. The net interest margin was 3.05 percent in the first six months of fiscal 2023, an increase of 38 basis points from 2.67 percent in the same period of fiscal 2022, primarily due to an increase in the average yield on interest-earning assets which exceeded the increase in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 53 basis points to 3.50 percent in the first six months of fiscal 2023 from 2.97 percent in the same period last year, while the weighted-average cost of interest-bearing liabilities increased by 17 basis points to 0.49 percent for the first six months of fiscal 2023 as compared to 0.32 percent in the same period last year. The average balance of interest-earning assets increased $40.0 million, or three percent, to $1.20 billion in the first six months of fiscal 2023 from $1.16 billion in the comparable period of fiscal 2022, primarily reflecting an increase in the average balance of loans receivable, partly offset by decreases in the average balance of both investment securities and interest earning deposits. The average balance of interest-bearing liabilities increased by $39.7 million, or four percent, to $1.09 billion in the first six months of fiscal 2023 from $1.05 billion in the same period last year primarily reflecting an increase in the average balance of borrowings and, to a lesser extent, the average balance of transaction accounts.

Interest Income:

For the Quarters Ended December 31, 2022 and 2021. Total interest income increased $2.7 million, or 32 percent, to $11.2 million for the second quarter of fiscal 2023 as compared to $8.5 million for the same quarter of fiscal 2022. The increase was due primarily to an increase in interest income from loans receivable.

Interest income on loans receivable increased by $2.3 million, or 29 percent, to $10.2 million in the second quarter of fiscal 2023 from $7.9 million in the same quarter of fiscal 2022. The increase was due to a higher average balance and, to a lesser extent, a higher average yield. The average balance of loans receivable increased $167.4 million, or 20 percent, to $1.02 billion in the second quarter of fiscal 2023 from $854.3 million in the same quarter last year. Total loans originated and purchased for investment in the second quarter of fiscal 2023 were $74.3 million, up 14 percent from $65.3 million in the same quarter last year. Loan principal payments received in the second quarter of fiscal 2023 were $28.0 million, down 61 percent from $72.5 million in the same quarter last year. The average yield on loans receivable increased by 30 basis points to 4.01 percent in the second quarter of fiscal 2023 from an average yield of 3.71 percent in the same quarter last year. Net deferred loan cost amortization in the second quarter of fiscal 2023 decreased 67 percent to $203,000 from $622,000 in the same quarter last year, attributable primarily to fewer loan payoffs. The higher weighted average loan yield was due primarily to the repricing of adjustable interest rate loans and the loan new originations with higher weighted average interest rates.

Interest income from investment securities increased by $115,000, or 27 percent, to $548,000 in the second quarter of fiscal 2023 from $433,000 for the same quarter of fiscal 2022. This increase was attributable to a higher average yield, partly offset by a lower average balance. The average yield on investment securities increased 42 basis points to 1.25 percent in the second quarter of fiscal 2023 from 0.83 percent for the same quarter last year. The increase in the average investment securities yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($203,000 vs. $443,000) attributable to a lower total principal repayment ($7.6 million vs. $15.5 million) and, to a lesser extent, the upward repricing of adjustable-rate mortgage-backed securities. The average balance of investment securities decreased by $34.5 million, or 16 percent, to $175.2 million in the second quarter of fiscal 2023 from $209.7 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco distributed a $145,000 cash dividend to the Bank on its stock in the second quarter of fiscal 2023, up 18 percent from $123,000 in the same quarter last year. The average balance of FHLB – San Francisco stock in the second quarter of fiscal 2023 was $8.2 million, virtually unchanged from the same quarter of fiscal 2022 while the average yield was 7.04 percent, up 101 basis points from 6.03 percent.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $241,000 in the second quarter of fiscal 2023, up 589 percent from $35,000 in the same quarter of fiscal 2022. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield earned on interest-earning deposits in the second quarter of fiscal 2023 was 3.89 percent, up 374 basis points from 0.15 percent in the same quarter last year, due primarily to an increase in the interest rate paid on excess reserves. The average balance of the Company’s interest-earning deposits decreased by $66.8 million, or 73 percent, to $24.2 million in the second quarter of fiscal 2023 from $91.0 million in the same quarter last year primarily due to the utilization of these excess funds for loan portfolio growth.

For the Six Months Ended December 31, 2022 and 2021.  Total interest income increased $3.8 million, or 22 percent, to $21.1 million for the first six months of fiscal 2023 from $17.3 million in the same period of fiscal 2022. The increase was due primarily to an increase in interest income from loans receivable.

Interest income from loans receivable increased $3.2 million, or 20 percent, to $19.3 million in the first six months of fiscal 2023 from $16.1 million for the same period of fiscal 2022. The increase was due to a higher average balance and, to a lesser extent, a higher weighted average yield. The average balance of loans receivable increased by $137.6 million, or 16 percent, to $991.1 million for the first six months of fiscal 2023 from $853.5 million in the same period of fiscal

2022. Total loans originated and purchased for investment in the first six months of fiscal 2023 were $158.9 million, up 26 percent from $126.3 million in the same quarter last year. Loan principal payments received in the first six months of fiscal 2023 were $59.7 million, down 53 percent from $126.4 million in the same quarter last year. The weighted average loan receivable yield during the first six months of fiscal 2023 increased 13 basis points to 3.90 percent from 3.77 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to loans repricing upward, new loan originations with a higher average yield and a decrease in net deferred loan cost amortization to $499,000 in the first six months of fiscal 2023 from $1.1 million in the same period of fiscal 2022.

Interest income from investment securities increased $233,000, or 27 percent, to $1.1 million in the first six months of fiscal 2023 from $851,000 for the same period of fiscal 2022. This increase was attributable to a higher average yield, partly offset by a lower average balance. The average investment securities yield increased by 42 basis points to 1.21 percent in the first six months of fiscal 2023 from 0.79 percent in the same period of fiscal 2022. The increase in the average investment securities yield was primarily attributable to a lower premium amortization ($441,000 compared to $953,000) attributable to a lower total principal repayment ($16.9 million vs. $32.5 million) and, to a lesser extent, the upward repricing of adjustable rate mortgage-backed securities. The average balance of investment securities decreased by $35.0 million, or 16 percent, to $179.8 million in the first six months of fiscal 2023 from $214.8 million in the same period of fiscal 2022. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first six months of fiscal 2023 was $268,000, up nine percent from $245,000 in the same period of fiscal 2022. The average balance of FHLB – San Francisco stock in the first six months of fiscal 2023 was $8.2 million, virtually unchanged from the same period of fiscal 2022 while the average yield was 6.51 percent, up 50 basis points from 6.01 percent.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $380,000 in the first six months of fiscal 2023, up 476 percent from $66,000 in the same period of fiscal 2022. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield earned on interest-earning deposits increased by 296 basis points to 3.11 percent in the first six months of fiscal 2023 from 0.15 percent in the comparable quarter last year, due primarily to an increase in the interest rate paid on excess reserves. The average balance of the interest-earning deposits in the first six months of fiscal 2023 was $23.9 million, a decrease of $62.7 million or 72 percent, from $86.6 million in the same period of fiscal 2022.

Interest Expense:

For the Quarters Ended December 31, 2022 and 2021. Total interest expense increased by $938,000 or 111 percent to $1.8 million in the second quarter of fiscal 2023 from $848,000 in the same quarter last year. The increase was primarily attributable to higher interest expense on borrowings and time deposits.

Interest expense on deposits for the second quarter of fiscal 2023 was $475,000, a 57 percent increase from $302,000 for the same period last year. The increase in interest expense on deposits was primarily attributable to a higher average balance and cost of time deposits. The average cost of deposits was 0.20 percent for the second quarter of fiscal 2023, up eight basis points from 0.12 percent in the same quarter last year, attributable primarily to average cost of time deposits (mainly brokered time deposits) which increased 44 basis points to 1.03% for the second quarter of fiscal 2023 compared to the same period in fiscal 2022. The average balance of deposits increased slightly to $962.4 million in the second quarter of fiscal 2023 from $962.1 million in the same quarter last year due to increases of $7.9 million and $6.1 million in the average balance of time deposits and savings accounts, respectively, partly offset by a $13.8 million decrease in the average balance of checking and money market accounts.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2023 increased $765,000, or 140 percent, to $1.3 million from $546,000 for the same period last year. The increase was primarily the result of a higher average balance and, to a lesser extent, a higher average cost. The average balance of borrowings increased by $64.7 million or 73 percent to $153.7 million in the second quarter of fiscal 2023 from $89.0 million in the same quarter last year and the average cost of borrowings increased by 95 basis points to 3.38 percent in the second quarter of fiscal 2023 from 2.43 percent in the same quarter last year.

For the Six Months Ended December 31, 2022 and 2021.  Total interest expense increased $1.0 million, or 59 percent to $2.7 million in the first six months of fiscal 2023 from $1.7 million in the same period last year. This increase was attributable primarily to borrowing expense and, to a lesser extent, time deposits

Interest expense on deposits for the first six months of fiscal 2023 was $792,000, a 29 percent increase from $615,000 for the same period last year. The increase in interest expense on deposits was primarily attributable to a higher average cost of time deposits. The average cost of deposits was 0.16 percent, up three basis points from 0.13 percent in the same period last year, attributable primarily to time deposits (mainly brokered time deposits) which increased 26 basis points to 0.86% for the second quarter of fiscal 2023 compared to the same period in fiscal 2022. The average balance of deposits increased by $5.1 million or one percent to $962.3 million in the first six months of fiscal 2023 from $957.2 million in the same period last year due to an increase of $13.8 million in the average balance of savings accounts, partly offset by decreases of $7.6 million and $1.1 milllion in the average balance of checking and money market accounts and time deposits, respectively.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first six months of fiscal 2023 increased by $836,000, or 77 percent, to $1.9 million from $1.1 million in the same period last year.  The increase in interest expense on borrowings was primarily the result of a higher average balance and, to a lesser extent, a higher average cost. The average balance of borrowings increased by $34.5 million or 37 percent to $127.9 million in the first six months of fiscal 2023 from $93.4 million in the same period last year and the average cost of borrowings increased by 67 basis points to 2.99 percent in the first six months of fiscal 2023 from 2.32 percent in the same period last year.

The following tables present the average balance sheets for the quarters and six months ended December 31, 2022 and 2021, respectively:

Average Balance Sheets

	Quarter Ended			Quarter Ended
	December 31, 2022			December 31, 2021
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,021,631	$10,237	4.01%	$854,270	$7,920	3.71%
Investment securities	175,199	548	1.25%	209,686	433	0.83%
FHLB – San Francisco stock	8,239	145	7.04%	8,155	123	6.03%
Interest-earning deposits	24,231	241	3.89%	90,990	35	0.15%

Total interest-earning assets	1,229,300	11,171	3.63%	1,163,101	8,511	2.93%

Non interest-earning assets	34,277			33,703

Total assets	$1,263,577			$1,196,804

Interest-bearing liabilities:
Checking and money market accounts(2)	$492,691	$61	0.05%	$506,441	$58	0.05%
Savings accounts	327,289	44	0.05%	321,143	45	0.06%
Time deposits	142,429	370	1.03%	134,532	199	0.59%

Total deposits(3)	962,409	475	0.20%	962,116	302	0.12%

Borrowings	153,696	1,311	3.38%	89,022	546	2.43%

Total interest-bearing liabilities	1,116,105	1,786	0.63%	1,051,138	848	0.32%

Non interest-bearing liabilities	17,019			18,269

Total liabilities	1,133,124			1,069,407

Stockholders’ equity	130,453			127,397
Total liabilities and stockholders’ equity	$1,263,577			$1,196,804

Net interest income		$9,385			$7,663

Interest rate spread(4)			3.00%			2.61%
Net interest margin(5)			3.05%			2.64%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.14%			110.65%
Return on average assets			0.75%			0.76%
Return on average equity			7.27%			7.11%

(1)	Includes non-performing loans and net deferred loan cost amortization of $203 thousand and $622 thousand for the quarters ended December 31, 2022 and 2021, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $115.5 million and $116.7 million during the quarters ended December 31, 2022 and 2021, respectively.
(3)	Includes average balance of uninsured deposits of $200.8 million and $168.4 million in the quarters ended December 31, 2022 and 2021, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

	Six Months Ended			Six Months Ended
	December 31, 2022			December 31, 2021
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$991,120	$19,337	3.90%	$853,505	$16,095	3.77%
Investment securities	179,775	1,084	1.21%	214,797	851	0.79%
FHLB – San Francisco stock	8,239	268	6.51%	8,155	245	6.01%
Interest-earning deposits	23,923	380	3.11%	86,598	66	0.15%

Total interest-earning assets	1,203,057	21,069	3.50%	1,163,055	17,257	2.97%

Non interest-earning assets	34,112			32,726

Total assets	$1,237,169			$1,195,781

Interest-bearing liabilities:
Checking and money market accounts(2)	$496,322	$121	0.05%	$503,869	$115	0.05%
Savings accounts	330,980	88	0.05%	317,205	86	0.05%
Time deposits	135,036	583	0.86%	136,142	414	0.60%

Total deposits(3)	962,338	792	0.16%	957,216	615	0.13%

Borrowings	127,935	1,927	2.99%	93,382	1,091	2.32%

Total interest-bearing liabilities	1,090,273	2,719	0.49%	1,050,598	1,706	0.32%

Non interest-bearing liabilities	16,587			17,905

Total liabilities	1,106,860			1,068,503

Stockholders’ equity	130,309			127,278
Total liabilities and stockholders’ equity	$1,237,169			$1,195,781

Net interest income		$18,350			$15,551

Interest rate spread(4)			3.01%			2.65%
Net interest margin(5)			3.05%			2.67%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.34%			110.70%
Return on average assets			0.72%			0.82%
Return on average equity			6.85%			7.75%

(1)	Includes non-performing loans and net deferred loan cost amortization of $499 thousand and $1.1 million for the six months ended December 31, 2022 and 2021, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $119.4 million and $119.3 million during the six months ended December 31, 2022 and 2021, respectively.
(3)	Includes average balance of uninsured deposits of $189.5 million and $165.1 million in the six months ended December 31, 2022 and 2021, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and six months ended December 31, 2022 and 2021, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended December 31, 2022 Compared
	To Quarter Ended December 31, 2021
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$639	$1,552	$126	$2,317
Investment securities	223	(72)	(36)	115
FHLB – San Francisco stock	21	1	—	22
Interest-earning deposits	855	(25)	(624)	206
Total net change in income on interest-earning assets	1,738	1,456	(534)	2,660

Interest-bearing liabilities:
Checking and money market accounts	—	(2)	5	3
Savings accounts	(2)	1	—	(1)
Time deposits	150	12	9	171
Borrowings	214	396	155	765
Total net change in expense on interest-bearing liabilities	362	407	169	938
Net increase (decrease) in net interest income	$1,376	$1,049	$(703)	$1,722

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2022 Compared
	To Six Months Ended December 31, 2021
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$559	$2,594	$89	$3,242
Investment securities	445	(138)	(74)	233
FHLB – San Francisco stock	20	3	—	23
Interest-bearing deposits	1,289	(47)	(928)	314
Total net change in income on interest-earning assets	2,313	2,412	(913)	3,812

Interest-bearing liabilities:
Checking and money market accounts	—	(2)	8	6
Savings accounts	—	2	—	2
Time deposits	173	(3)	(1)	169
Borrowings	315	404	117	836
Total net change in expense on interest-bearing liabilities	488	401	124	1,013
Net increase (decrease) in net interest income	$1,825	$2,011	$(1,037)	$2,799

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended December 31, 2022 and 2021. During the second quarter of fiscal 2023, the Corporation recorded a provision for loan losses of $191,000, compared to a $1.1 million recovery from the allowance for loan losses recorded during the same quarter last year. Net loan recoveries for the quarter ended December 31, 2022 were $1,000, compared to net loan recoveries of $262,000 for the quarter ended December 31, 2021. The provision for loan losses primarily reflects an increase in loans held for investment in the second quarter of fiscal 2023.

For the Six Months Ended December 31, 2022 and 2021.  During the first six months of fiscal 2023, the Corporation recorded a provision for loan losses of $261,000, compared to a recovery from the allowance for loan losses of $1.4 million in the same period of fiscal 2022. Net loan recoveries were $5,000 for the six months ended December 31, 2022, compared to net loan recoveries of $427,000 for the six months ended December 31, 2021. The provision for loan losses primarily reflects an increase in loans held for investment in the first six months of fiscal 2023.

Non-performing assets, comprised solely of non-performing loans with underlying collateral located in California, decreased $467,000 or 33 percent to $956,000, or 0.08 percent of total assets, at December 31, 2022, compared to $1.4 million, or 0.12 percent of total assets, at June 30, 2022. The non-performing loans at December 31, 2022 are comprised of five single-family loans, while the non-performing loans at June 30, 2022 were comprised of seven single-family loans. At both December 31, 2022 and June 30, 2022, there was no real estate owned.

Net loan recoveries for the quarter ended December 31, 2022 were $1,000 or 0.00 percent (annualized) of average loans receivable, as compared to net loan recoveries of $262,000 or 0.12 percent (annualized) of average loans receivable for the quarter ended December 31, 2021. For the six months ended December 31, 2022, net loan recoveries were $5,000 or 0.00 percent (annualized) of average loans receivable, as compared to net loan recoveries of $427,000 or 0.10 percent (annualized) of average loans receivable for the six months ended December 31, 2021.

Classified assets were $2.0 million at December 31, 2022 which consist of $514,000 of loans in the special mention category and $1.5 million of loans in the substandard category; while classified assets at June 30, 2022 were $1.6 million, consisting of $224,000 of loans in the special mention category and $1.4 million of loans in the substandard category.

At December 31, 2022, the allowance for loan losses was $5.8 million, comprised of collectively evaluated allowances of $5.8 million and individually evaluated allowances of $38,000; up five percent from $5.6 million at June 30, 2022. The allowance for loan losses as a percentage of gross loans held for investment was 0.56 percent at December 31, 2022, compared to 0.59 percent at June 30, 2022. The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank’s charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies.

Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment. See also, “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements for additional discussion regarding the allowance for loan losses.

Non-Interest Income:

For the Quarters Ended December 31, 2022 and 2021. Non-interest income decreased by $412,000, or 30 percent, to $956,000 in the second quarter of fiscal 2023 from $1.4 million in the same period last year, primarily due to a decrease in loan servicing and other fees.

Loan servicing and other fees decreased $329,000 or 74 percent to $115,000 in the second quarter of fiscal 2023 from $444,000 in the same quarter last year. The decrease was attributable primarily to lower loan prepayment fees resulting from fewer loan payoffs, particularly in multi-family loans. Total loan prepayment fees in the second quarter of fiscal 2023 was $64,000, down $319,000 or 83 percent from $383,000 in the same quarter last year. Total loan repayments were $28.0 million in the second quarter of fiscal 2023, down 61 percent from $72.5 million in the same quarter last year. Other changes in non-interest income during the current quarter compared to the same quarter in fiscal 2022, included a $32,000 or eight percent decrease in card and processing fees due to fewer transactions and a $53,000 or 27 percent decrease in other non-interest income.

For the Six Months Ended December 31, 2022 and 2021.  Total non-interest income decreased $478,000, or 20 percent, to $2.0 million for the six months ended December 31, 2022 from $2.4 million for the same period last year. The decrease was primarily attributable to a decrease in loan servicing and other fees.

Loan servicing and other fees decreased by $407,000 or 65 percent to $223,000 in the first six months of fiscal 2023 from $630,000 in the same period last year. The decrease was due primarily to a decrease in loan prepayment fees resulting from fewer loan payoffs, particularly in multi-family loans. Total loan prepayment fees in the first six months of fiscal 2023 was $223,000, down $373,000 or 63 percent from $596,000 in the same period last year. Total loan repayments were $59.7 million in the first six months of fiscal 2023, down 53 percent from $126.4 million in the same period last year. Other changes in non-interest income during the first six months of fiscal 2023 compared to the same period in fiscal 2022, included a $56,000 or seven percent decrease in card and processing fees.

Non-Interest Expense:

For the Quarters Ended December 31, 2022 and 2021. Non-interest expenses decreased by $101,000 or one percent to $6.8 million in the second quarter of fiscal 2023 from $6.9 million for the same quarter last year. The decrease in the non-interest expense in the second quarter of fiscal 2023 was primarily due to lower salaries and employee benefits expenses and lower equipment expenses.

For the Six Months Ended December 31, 2022 and 2021.  Total non-interest expense in the six months ended December 31, 2022 was $13.7 million, an increase of $1.1 million, or nine percent, as compared to $12.6 million in the six months ended December 31, 2021. The increase was primarily attributable to an increase in salaries and employee benefits expense and, to a lesser extent, increases in professional and other non-interest expenses.

Salaries and employee benefits expense increased by $948,000, or 13 percent, to $8.5 million in the first six months of fiscal 2023 from $7.6 million in the same period of fiscal 2022. The increase was due primarily to the $1.2 million ERTC recorded in the first quarter of fiscal 2022 and not replicated in fiscal 2023.

Professional expenses increased $93,000, or 11 percent, to $902,000 in the first six months of fiscal 2023 from $809,000 in the same period last year, primarily attributable to higher legal expenses.

Other non-interest expenses increased by $138,000, or 10 percent, to $1.5 million in the first six months of fiscal 2023 from $1.4 million in the same period last year, primarily attributable to the recognition of a $125,000 recovery on a fraudulent deposited item recorded in the first quarter of fiscal 2022 and not replicated this period.

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

For the Quarters Ended December 31, 2022 and 2021. The Corporation’s income tax provision was $981,000 for the second quarter of fiscal 2023, up five percent from $935,000 in the same quarter last year primarily due to an increase in income before income taxes. The effective tax rate in the second quarter of fiscal 2023 was 29.3 percent as compared to 29.2 percent in the same quarter last year.

For the Six Months Ended December 31, 2022 and 2021.  The Corporation’s income tax provision was $1.8 million for the first six months of fiscal 2023, a three percent decrease from $1.9 million in the same period last year, primarily reflecting lower pre-tax income. The effective income tax rate for the six months ended December 31, 2022 and 2021 was 29.3 percent and 27.8 percent, respectively. The lower effective income tax rate in the first six months of fiscal 2022 was attributable primarily to the tax benefits from the non-taxable treatment of the ERTC for state income tax purposes. The Corporation believes that the effective income tax rates applied in the first six months of fiscal 2023 reflect its current income tax obligations.

Asset Quality

Non-performing assets were comprised solely of non-performing loans at both December 31, 2022 and June 30, 2022. Non-performing loans, net of the allowance for loan losses, consisting of loans with collateral located in California, were

$956,000 at December 31, 2022, down 33 percent from $1.4 million at June 30, 2022. Non-performing loans as a percentage of loans held for investment at December 31, 2022 was 0.09%, down from 0.15% at June 30, 2022. The non-performing loans at December 31, 2022 were comprised of five single-family loans; while the non-performing loans at June 30, 2022 were comprised of seven single-family loans. No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing. There was no real estate owned at either December 31, 2022 or June 30, 2022.

As of December 31, 2022, total restructured loans were $972,000, down 78 percent from $4.5 million at June 30, 2022. At December 31, 2022, a total of $714,000 or 73 percent of these restructured loans were classified as non-performing; while at June 30, 2022, a total of $722,000 or 16 percent of these restructured loans were classified as non-performing. As of December 31, 2022 and June 30, 2022, all of the restructured loans had a current payment status, consistent with their modified payment terms. Restructured loans which are performing in accordance with their modified terms and not otherwise classified as non-accrual are not included in non-performing assets. For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses, at the dates indicated:

	At December 31,	At June 30,
(In Thousands)	2022	2022
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$242	$701
Total	242	701

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	714	722
Total	714	722

Total non-performing loans	956	1,423

Real estate owned, net	—	—
Total non-performing assets	$956	$1,423

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.09%	0.15%

Non-performing loans as a percentage of total assets	0.08%	0.12%

Non-performing assets as a percentage of total assets	0.08%	0.12%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:

	At December 31, 2022		At June 30, 2022
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$—	—	$224	1
Multi-family	514	1	—	—
Total special mention loans	514	1	224	1

Substandard loans:
Mortgage loans:
Single-family	956	5	1,423	9
Commercial real estate	552	1	—	—
Total substandard loans	1,508	6	1,423	9

Total classified loans	2,022	7	1,647	10

Real estate owned	—	—	—	—

Total classified assets	$2,022	7	$1,647	10

Total classified assets as a percentage of total assets	0.16%		0.14%

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and six months indicated:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2022	2021	2022	2021
Loans originated for sale:
Wholesale originations	$512	$—	$512	$—
Total loans originated for sale	512	—	512	—

Loans sold:
Servicing retained	(512)	—	(512)	—
Total loans sold	(512)	—	(512)	—

Loans originated for investment:
Mortgage loans:
Single-family	57,079	45,720	114,128	80,140
Multi-family	8,663	14,920	32,859	40,238
Commercial real estate	7,025	3,005	10,350	4,205
Construction	1,388	1,684	1,388	1,684
Commercial business loans	190	—	190	—
Total loans originated for investment	74,345	65,329	158,915	126,267

Loans purchased for investment	—	—	—	—

Mortgage loan principal payments	(27,998)	(72,547)	(59,726)	(126,406)
Increase in other items, net⁽¹⁾	48	189	1,156	1,185

Net increase (decrease) in loans held for investment	$46,395	$(7,029)	$100,345	$1,046

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first six months of fiscal 2023 and 2022, the Corporation originated and purchased loans held for investment of $158.9 million and $126.3 million, respectively. At December 31, 2022, the Corporation had loan origination commitments totaling $8.4 million, undisbursed lines of credit totaling $1.2 million and undisbursed construction loan funds totaling $3.3 million. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. During the first six months of fiscal 2023 and 2022, total loan repayments were $59.7 million and $126.4 million, respectively.

The Corporation’s primary financing activity is gathering deposits. During the first six months of fiscal 2023, the net decrease in deposits was $10.2 million or one percent, due primarily to a decrease in transaction accounts, partly offset by an increase in time deposits. Transaction account balances decreased $32.7 million, or four percent, to $801.7 million at December 31, 2022 from $834.4 million at June 30, 2022, while time deposits increased $22.5 million, or 19 percent, to $143.6 million at December 31, 2022 from $121.1 million at June 30, 2022. The increase in time deposits was due to brokered certificates of deposit totaling $31.2 million issued in the first six months of fiscal 2023. At December 31, 2022, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $87.0 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $16.0 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At December 31, 2022, total cash and cash equivalents were $24.8 million, or two percent of total assets. Depending on market conditions and the pricing of deposit products and the FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of December 31, 2022, total borrowings were $180.0 million and the financing availability at the FHLB – San Francisco was limited to 35 percent of total assets. As a result, the remaining borrowing facility available was $237.8 million and the remaining available collateral was $214.8 million. In addition, the Bank has secured a $134.2 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $142.8 million. As of December 31, 2022, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its correspondent bank or discount window facility as of December 31, 2022.

During the first six months of fiscal 2023, the Corporation purchased 152,914 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.36 per share. As of December 31, 2022, there are 211,345 shares available for purchase until the plan expires on April 28, 2023. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2022 decreased to 19.3 percent from 24.3 percent for the quarter ended June 30, 2022.

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

At December 31, 2022, the Bank exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at December 31, 2022 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of December 31, 2022
Tier 1 leverage capital (to adjusted average assets)	$120,711	9.55%	$50,543	4.00%	$63,179	5.00%
CET1 capital (to risk-weighted assets)	$120,711	17.87%	$47,288	7.00%	$43,910	6.50%
Tier 1 capital (to risk-weighted assets)	$120,711	17.87%	$57,421	8.50%	$54,043	8.00%
Total capital (to risk-weighted assets)	$126,612	18.74%	$70,931	10.50%	$67,554	10.00%

As of June 30, 2022
Tier 1 leverage capital (to adjusted average assets)	$124,871	10.47%	$47,699	4.00%	$59,624	5.00%
CET1 capital (to risk-weighted assets)	$124,871	19.58%	$44,653	7.00%	$41,463	6.50%
Tier 1 capital (to risk-weighted assets)	$124,871	19.58%	$54,221	8.50%	$51,032	8.00%
Total capital (to risk-weighted assets)	$130,565	20.47%	$66,979	10.50%	$63,790	10.00%

(1)	Inclusive of the conservation buffer of greater than 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.

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

If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation. In the first six months of fiscal 2023, the Bank paid a cash dividend of $9.5 million to the Corporation, while the Corporation paid $2.0 million of cash dividends to its shareholders.

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2022	2022	2021

Loans serviced for others (in thousands)	$35,230	$37,707	$44,199

Book value per share	$18.12	$17.66	$17.31

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

In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short average life. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances and, from time to time, brokered deposits as a secondary source of funding. Management believes retail deposits, unlike brokered deposits, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of December 31, 2022, the targeted federal funds rate range was 4.25% to 4.50%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2022 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$175,184	$28,313	$1,315,898	13.31%	+196	bp
+200 bp	$168,276	$21,405	$1,311,061	12.84%	+149	bp
+100 bp	$158,969	$12,098	$1,303,866	12.19%	84	bp
-	$146,871	$—	$1,293,896	11.35%	—
-100 bp	$138,090	$(8,781)	$1,286,516	10.73%	(62)	bp
-200 bp	$118,914	$(27,957)	$1,269,575	9.37%	(198)	bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2022 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV as Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at December 31, 2022 and at a -100 basis point rate shock at June 30, 2022.

	At December 31, 2022		At June 30, 2022
	(-200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.35%		8.87%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.37%		8.54%
Sensitivity Measure: Change in NPV Ratio	-198	bp	-33	bp

The pre-shock NPV ratio increased 248 basis points to 11.35 percent at December 31, 2022 from 8.87 percent at June 30, 2022 and the post-shock NPV ratio increased 83 basis points to 9.37 percent at December 31, 2022 from 8.54 percent at June 30, 2022. The increase of the NPV ratios was primarily attributable to the changes in market interest rates, the composition of the balance sheet and net income in the first six months of fiscal 2023, partly offset by a $9.5 million cash dividend distribution from the Bank to the Corporation in September 2022.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of December 31, 2022:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of December 31, 2022
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$17,759	$—	$—	$7,081	$24,840
Investment securities	9,559	—	—	161,050	170,609
Loans held for investment	226,655	170,327	223,630	419,725	1,040,337
FHLB - San Francisco stock	8,239	—	—	—	8,239
Other assets	3,343	—	—	23,674	27,017
Total assets	265,555	170,327	223,630	611,530	1,271,042

Repricing Liabilities and Equity:
Checking deposits - non interest-bearing	—	—	—	108,891	108,891
Checking deposits - interest bearing	49,670	99,340	99,340	82,782	331,132
Savings deposits	64,382	128,764	128,763	—	321,909
Money market deposits	19,904	19,903	—	—	39,807
Time deposits	102,949	32,443	6,193	1,978	143,563
Borrowings	140,000	40,000	—	—	180,000
Other liabilities	896	—	—	15,603	16,499
Stockholders' equity	—	—	—	129,241	129,241
Total liabilities and stockholders' equity	377,801	320,450	234,296	338,495	1,271,042

Repricing gap positive (negative)	$(112,246)	$(150,123)	$(10,666)	$273,035	$—
Cumulative repricing gap:
Dollar amount	$(112,246)	$(262,369)	$(273,035)	$—	$—
Percent of total assets	(9)%	(21)%	(21)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecast balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100 and 200 basis points.

The following table describes the results of the analysis at December 31, 2022 and June 30, 2022.

At December 31, 2022		At June 30, 2022
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-2.93%	+300 bp	3.32%
+200 bp	-1.92%	+200 bp	2.14%
+100 bp	-0.85%	+100 bp	1.05%
-100 bp	0.92%	-100 bp	-0.09%
-200 bp	0.85%	-200 bp	-3.28%

At December 31, 2022, the Corporation was liability sensitive as its interest-bearing liabilities at this date are expected to reprice more quickly than its interest-earning assets during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects a decrease in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.

At June 30, 2022, the Corporation was asset sensitive as its interest-earning assets at this date were expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12 month period. Therefore, in a rising interest rate environment, the model projected an increase in net interest income over the subsequent 12 month period. In a falling interest rate environment, the results projected a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2022 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2022 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2023.

				(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan
October 1, 2022 – October 31, 2022	32,924	$14.35	32,924	281,711
November 1, 2022 – November 30, 2022	33,293	$14.19	33,293	248,418
December 1, 2022 – December 31, 2022	37,073	$14.23	37,073	211,345
Total	103,290	$14.26	103,290	211,345	(1)

(1)	Represents the remaining shares available for future purchases under the April 2022 stock repurchase plan.

On April 28, 2022, the Board of Directors of the Corporation authorized the repurchase of up to five percent of the Corporation’s common stock, approximately 364,259 shares. The April 2022 stock repurchase plan will continue for a period of one year or until completed, whichever occurs first.

During the quarter ended December 31, 2022, the Corporation purchased 103,290 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.26 per share. For the six months ended December 31, 2022, the Corporation purchased 152,914 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.36 per share. As of December 31, 2022, there are 211,345 shares available for purchase until the plan expires on April 28, 2023. The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

During the quarter ended December 31, 2022, there were 19,000 stock options that expired, 7,500 stock options forfeited and no other activity. For the six months ended December 31, 2022, there were 53,000 shares of restricted stock awarded to employees, 30,000 stock options granted to the Corporation’s independent directors, 19,000 stock options that expired, 7,500 stock options forfeited and no other activity. The Corporation did not sell any securities during the quarter or six months ended December 31, 2022 that were not registered under the Securities Act of 1933.

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

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K filed on November 30, 2022)

4.1	Form of Certificate of Provident’s Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996))

10.22	2022 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 27, 2022)

10.23	Form of Incentive Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form S-8 dated December 16, 2022)

10.24	Form of Non-Qualified Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form S-8 dated December 16, 2022)

10.25	Form of Restricted Stock Agreement for restricted shares awarded under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Form S-8 dated December 16, 2022)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 8, 2023	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2023	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)