Form 10-Q
period 2023-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2023-05-05
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2023

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2023, there were 7,022,658 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and June 30, 2022	1
	Condensed Consolidated Statements of Operations for the Quarters and Nine Months Ended March 31, 2023 and 2022	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended March 31, 2023 and 2022	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Nine Months Ended March 31, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 and 2022	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	35
	Safe-Harbor Statement	35
	Critical Accounting Estimates	37
	Executive Summary and Operating Strategy	37
	Commitments and Derivative Financial Instruments	38
	Comparison of Financial Condition at March 31, 2023 and June 30, 2022	38
	Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2023 and 2022	40
	Asset Quality	48
	Loan Volume Activities	51
	Liquidity and Capital Resources	51
	Supplemental Information	54

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	54

ITEM 4 -	Controls and Procedures	58

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	58
ITEM 1A -	Risk Factors	59
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	59
ITEM 3 -	Defaults Upon Senior Securities	59
ITEM 4 -	Mine Safety Disclosures	59
ITEM 5 -	Other Information	59
ITEM 6 -	Exhibits	60

SIGNATURES		61

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share Information

	March 31,	June 30,
	2023	2022
Assets
Cash and cash equivalents	$60,771	$23,414
Investment securities - held to maturity, at cost	161,336	185,745
Investment securities - available for sale, at fair value	2,251	2,676
Loans held for investment, net of allowance for loan losses $6,001 and $5,564, respectively; includes $1,352 and $1,396 of loans held at fair value, respectively	1,077,704	939,992
Accrued interest receivable	3,610	2,966
Federal Home Loan Bank (“FHLB”) - San Francisco stock	8,239	8,239
Premises and equipment, net	9,193	8,826
Prepaid expenses and other assets	12,176	15,180

Total assets	$1,335,280	$1,187,038

Liabilities and Stockholders’ Equity

Liabilities:
Non interest-bearing deposits	$108,479	$125,089
Interest-bearing deposits	874,567	830,415
Total deposits	983,046	955,504

Borrowings	205,010	85,000
Accounts payable, accrued interest and other liabilities	17,818	17,884
Total liabilities	1,205,874	1,058,388

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value; (40,000,000 and 40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued respectively; 7,033,963 and 7,285,184 outstanding, respectively)	183	183
Additional paid-in capital	98,962	98,826
Retained earnings	206,449	202,680
Treasury stock at cost (11,195,652 and 10,944,431 shares, respectively)	(176,163)	(173,041)
Accumulated other comprehensive (loss) income, net of tax	(25)	2

Total stockholders’ equity	129,406	128,650

Total liabilities and stockholders’ equity	$1,335,280	$1,187,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest income:
Loans receivable, net	$11,028	$7,581	$30,365	$23,676
Investment securities	548	515	1,632	1,366
FHLB - San Francisco stock	146	123	414	368
Interest-earning deposits	286	39	666	105
Total interest income	12,008	8,258	33,077	25,515

Interest expense:
Checking and money market deposits	56	54	177	169
Savings deposits	42	42	130	128
Time deposits	781	178	1,364	592
Borrowings	1,728	446	3,655	1,537
Total interest expense	2,607	720	5,326	2,426

Net interest income	9,401	7,538	27,751	23,089
Provision (recovery) for loan losses	169	(645)	430	(2,051)
Net interest income, after provision (recovery) for loan losses	9,232	8,183	27,321	25,140

Non-interest income:
Loan servicing and other fees	104	237	327	867
Deposit account fees	328	329	998	966
Card and processing fees	361	378	1,109	1,182
Other	188	170	506	536
Total non-interest income	981	1,114	2,940	3,551

Non-interest expense:
Salaries and employee benefits	4,359	4,203	12,882	11,778
Premises and occupancy	843	836	2,500	2,499
Equipment expense	279	330	848	932
Professional expense	260	299	1,162	1,108
Sales and marketing expense	182	186	504	477
Deposit insurance premium and regulatory assessments	191	136	465	409
Other	810	909	2,302	2,263
Total non-interest expense	6,924	6,899	20,663	19,466

Income before income taxes	3,289	2,398	9,598	9,225
Provision for income taxes	966	699	2,814	2,595
Net income	$2,323	$1,699	$6,784	$6,630

Basic earnings per share	$0.33	$0.23	$0.94	$0.89
Diluted earnings per share	$0.33	$0.23	$0.94	$0.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$2,323	$1,699	$6,784	$6,630

Change in unrealized holding income (losses) on securities available for sale and interest-only strips	11	(27)	(38)	(47)
Reclassification of losses to net income	—	—	—	—
Other comprehensive income (loss), before income tax expense (benefit)	11	(27)	(38)	(47)
Income tax expense (benefit)	3	(8)	(11)	(14)
Other comprehensive income (loss)	8	(19)	(27)	(33)
Total comprehensive income	$2,331	$1,680	$6,757	$6,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended March 31, 2023 and 2022:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2022	7,132,270	$183	$98,732	$205,117	$(174,758)	$(33)	$129,241

Net income				2,323			2,323
Other comprehensive income						8	8
Purchase of treasury stock	(98,307)				(1,396)		(1,396)
Forfeiture of restricted stock			9		(9)		—
Amortization of restricted stock			207				207
Stock options expense			14				14
Cash dividends(1)				(991)			(991)

Balance at March 31, 2023	7,033,963	$183	$98,962	$206,449	$(176,163)	$(25)	$129,406

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2023.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2021	7,389,943	$183	$98,404	$200,569	$(171,280)	$58	$127,934

Net income				1,699			1,699
Other comprehensive loss						(19)	(19)
Purchase of treasury stock	(69,271)				(1,156)		(1,156)
Forfeiture of restricted stock			23		(23)		—
Amortization of restricted stock			177				177
Stock options expense			13				13
Cash dividends(1)				(1,031)			(1,031)

Balance at March 31, 2022	7,320,672	$183	$98,617	$201,237	$(172,459)	$39	$127,617

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2022.

For the Nine Months Ended March 31, 2023 and 2022:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2022	7,285,184	$183	$98,826	$202,680	$(173,041)	$2	$128,650

Net income				6,784			6,784
Other comprehensive loss						(27)	(27)
Purchase of treasury stock	(251,221)				(3,592)		(3,592)
Awards of restricted stock			(479)		479		—
Forfeiture of restricted stock			9		(9)		—
Amortization of restricted stock			615				615
Stock options expense			45				45
Tax effect from stock based compensation			(54)				(54)
Cash dividends(1)				(3,015)			(3,015)

Balance at March 31, 2023	7,033,963	$183	$98,962	$206,449	$(176,163)	$(25)	$129,406

(1)Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2023.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2021	7,541,469	$183	$97,978	$197,733	$(168,686)	$72	$127,280

Net income				6,630			6,630
Other comprehensive loss						(33)	(33)
Purchase of treasury stock	(221,797)				(3,741)		(3,741)
Distribution of restricted stock	1,000						—
Awards of restricted stock			(9)		9		—
Forfeiture of restricted stock			41		(41)		—
Amortization of restricted stock			570				570
Stock options expense			37				37
Cash dividends(1)				(3,126)			(3,126)

Balance at March 31, 2022	7,320,672	$183	$98,617	$201,237	$(172,459)	$39	$127,617

(1)Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Nine Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,784	$6,630
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	2,412	4,029
Provision (recovery) for loan losses	430	(2,051)
Stock-based compensation	660	607
Provision for deferred income taxes	824	834
Decrease in accounts payable, accrued interest and other liabilities	(151)	(673)
Decrease (increase) in prepaid expenses and other assets	879	(2,021)
Net cash provided by operating activities	11,838	7,355

Cash flows from investing activities:
Net increase in loans held for investment	(138,869)	(42,111)
Purchase of investment securities - held to maturity	—	(18,159)
Maturity of investment securities - held to maturity	400	400
Principal payments from investment securities - held to maturity	23,386	44,205
Principal payments from investment securities - available for sale	387	597
Purchase of premises and equipment	(730)	(113)
Net cash used for investing activities	(115,426)	(15,181)

Cash flows from financing activities:
Net increase in deposits	27,542	25,527
Proceeds from long-term borrowings	35,000	—
Repayments of long-term borrowings	(20,000)	(20,983)
Proceeds from short-term borrowings, net	105,010	—
Treasury stock purchases	(3,592)	(3,741)
Cash dividends	(3,015)	(3,126)
Net cash provided by (used for) financing activities	140,945	(2,323)

Net increase (decrease) in cash and cash equivalents	37,357	(10,149)
Cash and cash equivalents at beginning of period	23,414	70,270
Cash and cash equivalents at end of period	$60,771	$60,121
Supplemental information:
Cash paid for interest	$4,422	$2,473
Cash paid for income taxes	$2,000	$2,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2023

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2022 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2022 (“2022 Annual Form 10-K”). The results of operations for the quarter and nine months ended March 31, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023.

Note 2: Accounting Standard Updates (“ASU”)

There have been no accounting standard updates or changes in the status of their adoption that are material to the Corporation as previously disclosed in Note 1 of the Corporation's 2022 Annual Form 10-K, except the following:

ASU 2020-04:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”). In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848. The FASB had originally included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In March 2021, it was announced that the intended cessation date of LIBOR would be extended to June 30, 2023. As a result, the FASB issued ASU 2022-06 deferring the sunset date of Topic 848 from March 31, 2023 to December 31, 2024. This ASU is effective for all entities as of March 12, 2020 through December 31, 2024. The Corporation is in the process of compiling data on the impact of reference rate reform and has not determined the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2016-13:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, March 2020, ASU 2020-03 and March 2022, ASU 2022-02, all of which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB also issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” extending the adoption date for certain registrants, including the Corporation. These ASUs related to Topic 326 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is evaluating its current expected loss methodology of its loans held for investment and investment securities held to maturity to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Corporation has established a project team and implementation plan to address the key components to this process. The Corporation has determined its loan segmentation and compiled historical data, which is currently under evaluation. The Corporation is in the process of evaluating the appropriate methodologies for each loan grouping and has begun testing, parallel runs, and sensitivity analysis on its initial modeling assumptions and results prior to the adoption date of July 1, 2023. The Corporation anticipates the allowance for credit losses for loans held for investment to change through a one-time adjustment to retained earnings and is still evaluating the potential impact upon adoption that these ASUs will have on the Corporation’s Consolidated Financial Statements; however, until the evaluation is complete the magnitude of the potential change will be unknown.

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

As of March 31, 2023 and 2022, there were outstanding options to purchase 434,500 shares and 431,000 shares of the Corporation’s common stock, respectively. Of those shares, as of March 31, 2023 and 2022, there were 434,500 shares and 130,000 shares, respectively, that were excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2023 and 2022, there were outstanding restricted stock awards of 146,750 shares and 96,750 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2023 and 2022, respectively.

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Earnings Per Share)	2023	2022	2023	2022
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$2,323	$1,699	$6,784	$6,630

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	7,081	7,358	7,181	7,442

Effect of dilutive shares:
Stock options	—	35	—	38
Restricted stock	65	20	51	11

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	7,146	7,413	7,232	7,491

Basic earnings per share	$0.33	$0.23	$0.94	$0.89
Diluted earnings per share	$0.33	$0.23	$0.94	$0.89

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2023 and June 30, 2022 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
March 31, 2023	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$156,785	$1	$(17,189)	$139,597	$156,785
U.S. government sponsored enterprise CMO(2)	3,895	—	(278)	3,617	3,895
U.S. SBA securities(3)	656	—	—	656	656
Total investment securities - held to maturity	161,336	1	(17,467)	143,870	161,336

Available for sale
U.S. government agency MBS	1,463	—	(23)	1,440	1,440
U.S. government sponsored enterprise MBS	725	—	(12)	713	713
Private issue CMO	107	—	(9)	98	98
Total investment securities - available for sale	2,295	—	(44)	2,251	2,251
Total investment securities	$163,631	$1	$(17,511)	$146,121	$163,587

(1)Mortgage-Backed Securities (“MBS”).
(2)Collateralized Mortgage Obligations (“CMO”).
(3)Small Business Administration (“SBA”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2022	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$180,492	$63	$(13,945)	$166,610	$180,492
U.S. government sponsored enterprise CMO	3,913	—	(150)	3,763	3,913
U.S. SBA securities	940	11	—	951	940
Certificate of deposits	400	—	—	400	400
Total investment securities - held to maturity	185,745	74	(14,095)	171,724	185,745

Available for sale
U.S. government agency MBS	1,698	6	(6)	1,698	1,698
U.S. government sponsored enterprise MBS	865	4	(4)	865	865
Private issue CMO	118	—	(5)	113	113
Total investment securities - available for sale	2,681	10	(15)	2,676	2,676
Total investment securities	$188,426	$84	$(14,110)	$174,400	$188,421

In the third quarters of fiscal 2023 and 2022, the Corporation received MBS principal payments of $6.9 million and $12.3 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the third quarter of fiscal 2023; while in the third quarter of fiscal 2022, the Corporation purchased $3.0 million of U.S. government sponsored enterprise CMO to be held to maturity.

For the first nine months of fiscal 2023 and 2022, the Corporation received MBS principal payments of $23.8 million and $44.8 million, respectively, and there were no sales of investment securities during these periods. The Corporation did not purchase any investment securities in the first nine months of fiscal 2023, while in the first nine months of fiscal 2022, the Corporation purchased $15.2 million of U.S. government sponsored enterprise MBS to be held to maturity and $3.0 million of U.S. government sponsored enterprise CMO to be held to maturity.

The Corporation held investments with an unrealized loss position of $17.5 million at March 31, 2023 and $14.1 million at June 30, 2022.

As of March 31, 2023	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$10,921	$180	$127,749	$17,009	$138,670	$17,189
U.S. government sponsored enterprise CMO	—	—	3,617	278	3,617	278
U.S. SBA securities	656	$—	—	—	656	—
Total investment securities - held to maturity	11,577	180	131,366	17,287	142,943	17,467

Available for sale
U.S government agency MBS	1,440	23	—	—	1,440	23
U.S. government sponsored enterprise MBS	315	5	352	7	667	12
Private issue CMO	—	—	98	9	98	9
Total investment securities - available for sale	1,755	28	450	16	2,205	44
Total investment securities	$13,332	$208	131,816	$17,303	$145,148	$17,511

As of June 30, 2022	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$121,844	$9,018	$35,528	$4,927	$157,372	$13,945
U.S. government sponsored enterprise CMO	3,764	150	—	—	3,764	150
Total investment securities - held to maturity	125,608	9,168	35,528	4,927	161,136	14,095

Available for sale
U.S government agency MBS	826	6	—	—	826	6
U.S. government sponsored enterprise MBS	671	4	—	—	671	4
Private issue CMO	113	5	—	—	113	5
Total investment securities - available for sale	1,610	15	—	—	1,610	15
Total investment securities	$127,218	$9,183	$35,528	$4,927	$162,746	$14,110

The Corporation evaluates individual investment securities quarterly for other-than-temporary impairment. At March 31, 2023, $17.3 million of the $17.5 million of unrealized holding losses were in a loss position for 12 months or more; while at June 30, 2022, $4.9 million of the $14.1 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities; which are predominately U.S. government sponsored enterprise (GSE) securities. Therefore, the Corporation has determined that the unrealized losses are temporary in nature due to the fluctuating nature of interest rates, as well as the Corporation’s intent and ability to hold these investments until maturity. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these securities until maturity and does not need to liquidate these investment securities in order to maintain adequate liquidity.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $228.6 million as of March 31, 2023 at the Federal Home Loan Bank of San Francisco. In addition, the Bank has secured an estimated $146.8 million discount window facility at the Federal Reserve Bank of San Francisco collateralized by investment securities with March 31, 2023 balances of $157.1 million. As of March 31, 2023, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of March 31, 2023.

At June 30, 2022, the Bank had a remaining borrowing capacity of $310.3 million at the Federal Home Loan Bank of San Francisco. In addition, the Bank had secured an estimated $168.4 million discount window facility at the Federal Reserve Bank of San Francisco collateralized by investment securities with June 30, 2022 balances of $191.1 million. As of June 30, 2022, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of June 30, 2022.

At March 31, 2023 and 2022, the Corporation did not hold any investment securities with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded for the quarters and nine months ended March 31, 2023 and 2022.

Contractual maturities of investment securities as of March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023		June 30, 2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$662	$656	$1,427	$1,425
Due after one through five years	8,665	8,406	10,908	10,805
Due after five through ten years	64,372	58,501	77,167	72,625
Due after ten years	87,637	76,307	96,243	86,869
Total investment securities - held to maturity	161,336	143,870	185,745	171,724

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	390	381	98	98
Due after ten years	1,905	1,870	2,583	2,578
Total investment securities - available for sale	2,295	2,251	2,681	2,676
Total investment securities	$163,631	$146,121	$188,426	$174,400

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	March 31,	June 30,
(In Thousands)	2023	2022
Mortgage loans:
Single-family	$512,632	$378,234
Multi-family	466,332	464,676
Commercial real estate	90,496	90,429
Construction	2,891	3,216
Other	108	123
Commercial business loans	1,640	1,206
Consumer loans	61	86
Total loans held for investment, gross	1,074,160	937,970

Advance payments of escrows	265	47
Deferred loan costs, net	9,280	7,539
Allowance for loan losses	(6,001)	(5,564)
Total loans held for investment, net	$1,077,704	$939,992

The following table sets forth information at March 31, 2023 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised 11 percent of loans held for investment at both March 31, 2023 and June 30, 2022. Adjustable rate loans having no stated repricing dates that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$54,826	$19,064	$64,330	$264,053	$110,359	$512,632
Multi-family	144,363	130,700	143,405	47,726	138	466,332
Commercial real estate	42,412	14,277	32,511	—	1,296	90,496
Construction	625	174	—	—	2,092	2,891
Other	—	—	—	—	108	108
Commercial business loans	1,574	—	—	—	66	1,640
Consumer loans	61	—	—	—	—	61
Total loans held for investment, gross	$243,861	$164,215	$240,246	$311,779	$114,059	$1,074,160

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

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass - These loans range from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the bank is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following tables summarize gross loans held for investment, net of fair value adjustments, by loan types and risk category at the dates indicated:

	March 31, 2023
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$510,643	$465,821	$89,946	$2,891	$108	$1,640	$61	$1,071,110
Special Mention	962	511	—	—	—	—	—	1,473
Substandard	1,027	—	550	—	—	—	—	1,577
Total loans held for investment, gross	$512,632	$466,332	$90,496	$2,891	$108	$1,640	$61	$1,074,160

	June 30, 2022
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$376,502	$464,676	$90,429	$3,216	$123	$1,206	$86	$936,238
Special Mention	224	—	—	—	—	—	—	224
Substandard	1,508	—	—	—	—	—	—	1,508
Total loans held for investment, gross	$378,234	$464,676	$90,429	$3,216	$123	$1,206	$86	$937,970

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans. For loans that were modified from their original terms, were re-underwritten and identified in the Corporation’s asset quality reports as troubled debt restructurings (“restructured loans”), the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the allowance for loan losses. The allowance for loan losses for non-performing loans is determined by applying ASC 310, “Receivables.”  For restructured loans that are less than 90 days delinquent, the allowance for loan losses is segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their restructuring period, classified lower than pass, and  containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is derived based on the loan's discounted cash flow fair value (for restructured loans) or collateral fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required.

The following table is provided to disclose additional details for the periods indicated on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2023	2022	2023	2022

Allowance at beginning of period	$5,830	$6,608	$5,564	$7,587

Provision (recovery) for loan losses	169	(645)	430	(2,051)

Recoveries:
Mortgage loans:
Single-family	2	6	7	433
Total recoveries	2	6	7	433

Total charge-offs	—	—	—	—

Net recoveries (charge-offs)	2	6	7	433
Balance at end of period	$6,001	$5,969	$6,001	$5,969

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period	0.56%	0.66%	0.56%	0.66%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	(0.00)%	(0.00)%	(0.00)%	(0.07)%
Allowance for loan losses as a percentage of gross non-performing loans at the end of the period	584.32%	268.15%	584.32%	268.15%

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	March 31, 2023
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$510,643	$962	$1,027	$512,632
Multi-family	466,332	—	—	466,332
Commercial real estate	90,496	—	—	90,496
Construction	2,891	—	—	2,891
Other	108	—	—	108
Commercial business loans	1,640	—	—	1,640
Consumer loans	60	1	—	61
Total loans held for investment, gross	$1,072,170	$963	$1,027	$1,074,160

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2022
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$376,726	$—	$1,508	$378,234
Multi-family	464,676	—	—	464,676
Commercial real estate	90,429	—	—	90,429
Construction	3,216	—	—	3,216
Other	123	—	—	123
Commercial business loans	1,206	—	—	1,206
Consumer loans	83	3	—	86
Total loans held for investment, gross	$936,459	$3	$1,508	$937,970

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s allowance for loan losses and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended March 31, 2023
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830
Provision (recovery) for loan losses	127	7	21	4	(1)	12	(1)	169
Recoveries	2	—	—	—	—	—	—	2
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,729	$3,307	$868	$21	$2	$70	$4	$6,001

Allowance for loan losses:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,691	3,307	868	21	2	70	4	5,963
Allowance for loan losses, end of period	$1,729	$3,307	$868	$21	$2	$70	$4	$6,001

Loans held for investment:
Individually evaluated for impairment	$804	$—	$—	$—	$—	$—	$—	$804
Collectively evaluated for impairment	511,828	466,332	90,496	2,891	108	1,640	61	1,073,356
Total loans held for investment, gross	$512,632	$466,332	$90,496	$2,891	$108	$1,640	$61	$1,074,160
Allowance for loan losses as a percentage of gross loans held for investment	0.34%	0.71%	0.96%	0.73%	1.85%	4.27%	6.56%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended March 31, 2022
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$1,396	$4,219	$915	$55	$3	$15	$5	$6,608
(Recovery) provision for loan losses	(64)	(544)	(45)	4	—	5	(1)	(645)
Recoveries	6	—	—	—	—	—	—	6
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,338	$3,675	$870	$59	$3	$20	$4	$5,969

Allowance for loan losses:
Individually evaluated for impairment	$51	$—	$—	$—	$—	$—	$—	$51
Collectively evaluated for impairment	1,287	3,675	870	59	3	20	4	5,918
Allowance for loan losses, end of period	$1,338	$3,675	$870	$59	$3	$20	$4	$5,969

Loans held for investment:
Individually evaluated for impairment	$1,549	$—	$—	$—	$—	$—	$—	$1,549
Collectively evaluated for impairment	326,112	468,656	91,344	4,127	131	459	73	890,902
Total loans held for investment, gross	$327,661	$468,656	$91,344	$4,127	$131	$459	$73	$892,451
Allowance for loan losses as a percentage of gross loans held for investment	0.41%	0.78%	0.95%	1.43%	2.29%	4.36%	5.48%	0.66%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.01)%	—%	—%	—%	—%	—%	—%	—%

	Nine Months Ended March 31, 2023
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564
Provision (recovery) for loan losses	339	25	52	(2)	(1)	18	(1)	430
Recoveries	7	—	—	—	—	—	—	7
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,729	$3,307	$868	$21	$2	$70	$4	$6,001

Allowance for loan losses:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,691	3,307	868	21	2	70	4	5,963
Allowance for loan losses, end of period	$1,729	$3,307	$868	$21	$2	$70	$4	$6,001

Loans held for investment:
Individually evaluated for impairment	$804	$—	$—	$—	$—	$—	$—	$804
Collectively evaluated for impairment	511,828	466,332	90,496	2,891	108	1,640	61	1,073,356
Total loans held for investment, gross	$512,632	$466,332	$90,496	$2,891	$108	$1,640	$61	$1,074,160
Allowance for loan losses as a percentage of gross loans held for investment	0.34%	0.71%	0.96%	0.73%	1.85%	4.27%	6.56%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Nine Months Ended March 31, 2022
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587
(Recovery) provision for loan losses	(1,095)	(810)	(136)	8	—	(16)	(2)	(2,051)
Recoveries	433	—	—	—	—	—	—	433
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,338	$3,675	$870	$59	$3	$20	$4	$5,969

Allowance for loan losses:
Individually evaluated for impairment	$51	$—	$—	$—	$—	$—	$—	$51
Collectively evaluated for impairment	1,287	3,675	870	59	3	20	4	5,918
Allowance for loan losses, end of period	$1,338	$3,675	$870	$59	$3	$20	$4	$5,969

Loans held for investment:
Individually evaluated for impairment	$1,549	$—	$—	$—	$—	$—	$—	$1,549
Collectively evaluated for impairment	326,112	468,656	91,344	4,127	131	459	73	890,902
Total loans held for investment, gross	$327,661	$468,656	$91,344	$4,127	$131	$459	$73	$892,451
Allowance for loan losses as a percentage of gross loans held for investment	0.41%	0.78%	0.95%	1.43%	2.29%	4.36%	5.48%	0.66%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.20)%	—%	—%	—%	—%	—%	—%	(0.07)%

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

	At March 31, 2023
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$971	$—	$971	$(82)	$889
Without a related allowance(2)	83	(27)	56	—	56
Total single-family loans	1,054	(27)	1,027	(82)	945

Total non-performing loans	$1,054	$(27)	$1,027	$(82)	$945

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2022
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$993	$—	$993	$(85)	$908
Without a related allowance(2)	548	(33)	515	—	515
Total single-family loans	1,541	(33)	1,508	(85)	1,423

Total non-performing loans	$1,541	$(33)	$1,508	$(85)	$1,423

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At March 31, 2023, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended March 31, 2023 and 2022, the Corporation’s average recorded investment in non-performing loans was $1.0 million and $3.0 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended March 31, 2023, the Bank received $15,000 in interest payments from non-performing loans, of which $13,000 was recognized as interest income and the remaining $2,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the quarter ended March 31, 2022, the Bank received $34,000 in interest payments from non-performing loans, of which $28,000 was recognized as interest income and the remaining $6,000 was applied to reduce the loan balances under the cost recovery method.

For the nine months ended March 31, 2023 and 2022, the Corporation’s average recorded investment in non-performing loans was $1.1 million and $5.0 million, respectively. For the nine months ended March 31, 2023, the Bank received $38,000 in interest payments from non-performing loans, of which $33,000 was recognized as interest income and the remaining $5,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the nine months ended March 31, 2022, the Bank received $384,000 in interest payments from non-performing loans, of which $361,000 was recognized as interest income and the remaining $23,000 was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2023 and 2022:

	Quarter Ended March 31,
	2023		2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$57	$—	$540	$1
	57	—	540	1

With related allowances:
Mortgage loans:
Single-family	973	13	1,267	15
Multi-family	—	—	1,172	12
	973	13	2,439	27

Total	$1,030	$13	$2,979	$28

	Nine Months Ended March 31,
	2023		2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$87	$—	$675	$232
	87	—	675	232

With related allowances:
Mortgage loans:
Single-family	983	33	3,126	86
Multi-family	—	—	1,179	43
	983	33	4,305	129

Total	$1,070	$33	$4,980	$361

For the quarter ended March 31, 2023, no loans were restructured, while one previously restructured loan was downgraded from the pass category to the special mention category. For the quarter ended March 31, 2022, no loans were restructured, one previously restructured loan was downgraded from the pass category to the special mention category and two previously restructured loans were paid off. During both quarters ended March 31, 2023 and 2022, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

For the nine months ended March 31, 2023, no loans were restructured, 10 previously restructured loans were upgraded to the pass category, one previously restructured loan was downgraded from pass category to special mention category and one previously restructured loan was paid off. For the nine months ended March 31, 2022, no loans were restructured, 11 previously restructured loans were upgraded to the pass category, one previously restructured loan was upgraded from the substandard category to the special mention category and six previously restructured loans paid off. During both nine months ended March 31, 2023 and 2022, no restructured loans were in default within a 12-month period subsequent to their original restructuring.

As of March 31, 2023, the Corporation held three restructured loans with a net outstanding balance of $1.4 million of which one loan totaling $710,000 was classified as substandard and on non-accrual status. As of June 30, 2022, the Corporation held 13 restructured loans with a net outstanding balance of $4.5 million, of which one loan totaling $722,000 was classified as substandard on non-accrual status. As of March 31, 2023, $966,000 or 71 percent of the restructured loans were current with respect to their modified payment terms; while as of June 30, 2022, all of the restructured loans were current with respect to their modified payment terms.

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

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses, by loan type:

	At	At
(In Thousands)	March 31, 2023	June 30, 2022
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$710	$722
Total	710	722

Restructured loans on accrual status:
Mortgage loans:
Single-family	655	3,748
Total	655	3,748
Total restructured loans	$1,365	$4,470

The following tables identify the Corporation’s total recorded investment in restructured loans by type at the dates and for the periods indicated.

	At March 31, 2023
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$748	$—	$748	$(38)	$710
Without a related allowance(2)	655	—	655	—	655
Total single-family	1,403	—	1,403	(38)	1,365

Total restructured loans	$1,403	$—	$1,403	$(38)	$1,365

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At June 30, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$760	$—	$760	$(38)	$722
Without a related allowance(2)	3,748	—	3,748	—	3,748
Total single-family	4,508	—	4,508	(38)	4,470

Total restructured loans	$4,508	$—	$4,508	$(38)	$4,470

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because the loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

During the quarters and nine months ended March 31, 2023 and 2022, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. As of both March 31, 2023 and June 30, 2022, there was no real estate owned property. A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the condensed consolidated statements of operations.  In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of March 31, 2023 and June 30, 2022, the Corporation had commitments to extend credit on loans to be held for investment of $8.9 million and $43.4 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2023	June 30, 2022
(In Thousands)
Undisbursed loan funds – Construction loans	$2,867	$3,384
Undisbursed lines of credit – Commercial business loans	541	541
Undisbursed lines of credit – Consumer loans	373	390
Commitments to extend credit on loans to be held for investment	8,938	43,386
Total	$12,719	$47,701

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the quarters and nine months ended March 31, 2023 and 2022.

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands)	2023	2022	2023	2022
Balance, beginning of the period	$71	$99	$130	$127
Provision (recovery)	3	42	(56)	14
Balance, end of the period	$74	$141	$74	$141

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of March 31, 2023 and June 30, 2022, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation. As of March 31, 2023 and June 30, 2022, the Bank serviced $3.7 million and $4.1 million of loans under this program, respectively, and has established a recourse liability of $10,500 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the quarters and nine months ended March 31, 2023 and 2022, the Bank did not repurchase any loans or settle any request to repurchase a loan. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $150,000 for loans sold to other investors at both March 31, 2023 and June 30, 2022.

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2023 and 2022:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
Recourse Liability	2023	2022	2023	2022
(In Thousands)
Balance, beginning of the period	$160	$160	$160	$200
Recovery for recourse liability	—	—	—	(40)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$160	$160	$160	$160

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of March 31, 2023:
Loans held for investment, at fair value	$1,352	$1,506	$(154)

As of June 30, 2022:
Loans held for investment, at fair value	$1,396	$1,569	$(173)

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,440	$—	$1,440
U.S. government sponsored enterprise MBS	—	713	—	713
Private issue CMO	—	—	98	98
Investment securities - available for sale	—	2,153	98	2,251

Loans held for investment, at fair value	—	—	1,352	1,352
Interest-only strips	—	—	8	8
Total assets	$—	$2,153	$1,458	$3,611

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,698	$—	$1,698
U.S. government sponsored enterprise MBS	—	865	—	865
Private issue CMO	—	—	113	113
Investment securities - available for sale	—	2,563	113	2,676

Loans held for investment, at fair value	—	—	1,396	1,396
Interest-only strips	—	—	7	7
Total assets	$—	$2,563	$1,516	$4,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2023
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at December 31, 2022	$102	$1,345	$9	$1,456
Total gains or losses (realized/unrealized):
Included in earnings	—	30	—	30
Included in other comprehensive income (loss)	(1)	—	(1)	(2)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(3)	(23)	—	(26)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2023	$98	$1,352	$8	$1,458

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

	For the Nine Months Ended March 31, 2023
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2022	$113	$1,396	$7	$1,516
Total gains or losses (realized/unrealized):
Included in earnings	—	19	—	19
Included in other comprehensive income (loss)	(5)	—	1	(4)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(10)	(63)	—	(73)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2023	$98	$1,352	$8	$1,458

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$56	$889	$945
Mortgage servicing assets	—	—	94	94
Total	$—	$56	$983	$1,039

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$515	$908	$1,423
Mortgage servicing assets	—	—	168	168
Total	$—	$515	$1,076	$1,591

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of March 31, 2023:

					Impact to
	Fair Value				Valuation
	As of				from an
	March 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2023	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$98	Market comparable pricing	Comparability adjustment	(8.2%) - (8.7%) (8.6%)	Increase

Loans held for investment, at fair value	$1,352	Relative value analysis	Broker quotes	91.5% - 98.0% (93.1%)	Increase
			Credit risk factor	1.2% - 6.6% (3.3%)	Decrease

Non-performing loans(3)	$710	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$179	Relative value analysis	Credit risk factor	20.0%	Decrease

Mortgage servicing assets	$94	Discounted cash flow	Prepayment speed (CPR)	5.3% - 60.0% (9.7%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$8	Discounted cash flow	Prepayment speed (CPR)	7.2% - 15.1% (14.6%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)	Consists of restructured loans.
(4)	Consists of other non-performing loans, excluding restructured loans.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2023 and June 30, 2022 was as follows:

	March 31, 2023
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,076,352	$1,002,191	$—	$—	$1,002,191
Investment securities - held to maturity	$161,336	$143,870	$—	$143,870	$—
FHLB – San Francisco stock	$8,239	$8,239	$—	$8,239	$—

Financial liabilities:
Deposits	$983,046	$866,706	$—	$—	$866,706
Borrowings	$205,010	$203,541	$—	$—	$203,541

	June 30, 2022
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$938,596	$892,339	$—	$—	$892,339
Investment securities - held to maturity	$185,745	$171,724	$—	$171,724	$—
FHLB – San Francisco stock	$8,239	$8,239	$—	$8,239	$—

Financial liabilities:
Deposits	$955,504	$917,220	$—	$—	$917,220
Borrowings	$85,000	$84,299	$—	$—	$84,299

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. During the quarter ended March 31, 2023, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed  consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and nine months ended March 31, 2023 and 2022:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
Type of Services	2023	2022	2023	2022
(In Thousands)
Loan servicing and other fees(1)	$104	$237	$327	$867
Deposit account fees	328	329	998	966
Card and processing fees	361	378	1,109	1,182
Other(2)	188	170	506	536
Total non-interest income	$981	$1,114	$2,940	$3,551

(1)	Not within the scope of ASC 606.
(2)	Includes BOLI of $46 thousand, $46 thousand, $139 thousand and $141 thousand for the quarters and nine months ended March 31, 2023 and 2022, respectively, which are not within the scope of ASC 606.

For both the quarters and nine months ended March 31, 2023 and 2022, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's condensed consolidated statements of financial condition. At March 31, 2023, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Due to the fact that lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters ended March 31, 2023 and 2022, expenses associated with the Corporation’s leases totaled $220,000 and $218,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations. For the nine months ended March 31, 2023 and 2022, expenses associated with the Corporation’s leases totaled $651,000 and $660,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the condensed consolidated statements of operations.

The following table presents supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	March 31, 2023	June 30, 2022
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,984	$1,969
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,000	$1,998

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2023	2022	2023	2022
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$195	$196	$581	$591
Equipment expenses from operating leases	$25	$22	$70	$69

(1)	Includes immaterial variable lease costs.

	Nine Months Ended	Nine Months Ended
(In Thousands)	March 31, 2023	March 31, 2022
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$657	$697

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of March 31, 2023:

Amount(1)
Year Ending June 30,	(In Thousands)
2023	$228
2024	809
2025	585
2026	296
2027	100
Thereafter	71
Total contract lease payments	$2,089

Total liability to make lease payments	$2,000
Difference in undiscounted and discounted future lease payments	$89
Weighted average discount rate	2.81%
Weighted average remaining lease term (years)	2.5

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

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

During the quarter ended March 31, 2023, the Corporation purchased 98,307 shares of its common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.20 per share. For the nine months ended March 31, 2023, the Corporation purchased 251,221 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.30 per share. As of March 31, 2023, a total of 113,038 shares or 31 percent of authorized shares under the plan remained available for purchase.

Note 11: Subsequent Events

On April 27, 2023, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on May 18, 2023 are entitled to receive the cash dividend. The cash dividend will be payable on June 8, 2023.

On April 27, 2023, the Corporation announced that the Board of Directors authorized an extension of the April 2022 stock repurchase plan (“Plan”), which was set to expire on April 28, 2023, for a period of one year or until completed, whichever occurs first. There were 101,044 shares available for purchase under the Plan as of April 28, 2023.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Federal Reserve Board (“FRB”). At March 31, 2023, the Corporation had total assets of $1.34 billion, total deposits of $983.0 million and total stockholders’ equity of $129.4 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On January 24, 2023, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on February 14, 2023, which was paid on March 7, 2023. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.” These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to the following: potential adverse impacts to economic conditions in our local market areas, other markets where the Corporation has lending relationships, or other aspects of the Corporation's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to new COVID-19 variants; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; the transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies and non-financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including our 2022 Annual Form 10-K. These factors could have an adverse impact on our financial position and our results of operations.

Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These factors could cause our actual results for the remaining fiscal 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

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

The Corporation’s critical accounting estimates are described in the Corporation’s 2022 Annual Form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies. There have been no significant changes during the nine months ended March 31, 2023 to the critical accounting estimates as described in the Corporation’s 2022 Annual Form 10-K.

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

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately increasing total assets (by increasing single-family, multi-family, commercial real estate, construction and commercial business loans). In addition, the Corporation intends to decrease the percentage of customer time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be challenging given the current general economic conditions and risk of recession.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control as described in the Corporation’s 2022 Annual Form 10-K. The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management. The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the

Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. For a discussion on commitments and derivative financial instruments, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Comparison of Financial Condition at March 31, 2023 and June 30, 2022

Total assets increased 12 percent to $1.34 billion at March 31, 2023 from $1.19 billion at June 30, 2022. The increase was attributable to the increases in loans held for investment and cash and cash equivalents, partly offset by a decrease in investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $37.4 million, or 160 percent, to $60.8 million at March 31, 2023 from $23.4 million at June 30, 2022. The increase in total cash and cash equivalents was primarily attributable to management’s strategy to increase liquidity due to recent industry instability as a result of several high-profile bank failures.

Investment securities (held to maturity and available for sale) decreased $24.8 million, or 13 percent, to $163.6 million at March 31, 2023 from $188.4 million at June 30, 2022. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first nine months of fiscal 2023. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $137.7 million, or 15 percent, to $1.08 billion at March 31, 2023 from $940.0 million at June 30, 2022, primarily due to an increase in single-family loans. During the first nine months of fiscal 2023, the Corporation originated $212.8 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans located throughout California. The Corporation did not purchase any loans from other institutions during the first nine months of fiscal 2023. Total loan principal payments during the first nine months of fiscal 2023 were $77.2 million, down 57 percent from $180.1 million during the comparable period in fiscal 2022. Single-family loans held for investment at March 31, 2023 and June 30, 2022 was $512.6 million and $378.2 million and represented approximately 48 percent and 40 percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2023 and June 30, 2022, as a percentage of the total dollar amount of loans outstanding:

As of March 31, 2023:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$149,311	29%	$170,972	33%	$192,075	38%	$274	—%	$512,632	100%
Multi-family	62,500	13%	273,995	59%	129,837	28%	—	—%	466,332	100%
Commercial real estate	17,870	20%	46,293	51%	26,333	29%	—	—%	90,496	100%
Construction	2,111	73%	606	21%	174	6%	—	—%	2,891	100%
Other	—	—%	108	100%	—	—%	—	—%	108	100%
Total	$231,792	22%	$491,974	46%	$348,419	32%	$274	—%	$1,072,459	100%

(1)	Other than the Inland Empire.

As of June 30, 2022:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$126,638	33%	$112,549	30%	$138,767	37%	$280	—%	$378,234	100%
Multi-family	63,764	14%	275,642	59%	124,993	27%	277	—%	464,676	100%
Commercial real estate	20,450	23%	41,127	45%	28,852	32%	—	—%	90,429	100%
Construction	3,157	98%	59	2%	—	—%	—	—%	3,216	100%
Other	—	—%	123	100%	—	—%	—	—%	123	100%
Total	$214,009	23%	$429,500	46%	$292,612	31%	$557	—%	$936,678	100%

(1)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits increased $27.5 million, or three percent, to $983.0 million at March 31, 2023 from $955.5 million at June 30, 2022, primarily due to an increase in time deposits, partly offset by a decrease in transaction accounts. Total uninsured deposits, adjusted lower by collateralized deposits, were approximately $177.8 million and $169.7 million at March 31, 2023 and June 30, 2022, respectively.

Transaction account balances or “core deposits” decreased $57.4 million, or seven percent, to $777.0 million at March 31, 2023 from $834.4 million at June 30, 2022 and time deposits increased $85.0 million, or 70 percent, to $206.1 million at March 31, 2023 from $121.1 million at June 30, 2022. The increase in time deposits was primarily due to a $95.3 million increase in brokered certificates of deposit with a weighted average cost of 4.37 percent (including broker fees). Excluding brokered certificates of deposit, the percentage of time deposits to total deposits decreased to 12 percent at March 31, 2023 from 13 percent at June 30, 2022. Brokered certificates of deposit totaled $95.3 million at March 31, 2023.

Total borrowings increased $120.0 million, or 141 percent, to $205.0 million at March 31, 2023 as compared to $85.0 million at June 30, 2022, due to additional borrowings to fund the increase in loans held for investment and to provide for additional liquidity. At March 31, 2023, borrowings are comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity increased to $129.4 million at March 31, 2023 from $128.7 million at June 30, 2022, primarily as a result of $6.8 million of net income and $660,000 of stock-based compensation in the first nine months of fiscal 2023, partly offset by $3.0 million of cash dividends paid to shareholders and $3.6 million of stock repurchases. The Corporation repurchased 251,221 shares of its common stock under its April 2022 stock repurchase plan at a weighted average cost of $14.30 per share during the first nine months of fiscal 2023.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2023 and 2022

Net income for the third quarter of fiscal 2023 was $2.3 million, up $624,000 or 37 percent from $1.7 million in the same period of fiscal 2022. The increase in net income was primarily attributable to a $1.9 million increase in net interest income, partly offset by an $814,000 change to the provision for loan losses to a $169,000 provision for loan losses this quarter in contrast to a $645,000 recovery from the allowance for loan losses in the same quarter last year and a $133,000 decrease in non-interest income, mainly attributable to a decrease in loan prepayment fees.

For the first nine months of fiscal 2023, net income was $6.8 million, an increase of $154,000, or two percent, from $6.6 million in the same period of fiscal 2022. The increase in net income was primarily attributable to a $4.7 million increase in net interest income, partly offset by a $2.5 million change to the provision for loan losses to a $430,000 provision for loan losses in the first nine months of fiscal 2023 in contrast to a $2.1 million recovery from the allowance for loan losses in the same period last year, a $1.2 million increase in non-interest expenses, mainly due to the $1.2 million credit from the Employee Retention Tax Credit (“ERTC”) recognized in the first quarter of last year and not replicated this period, and a $611,000 decrease in non-interest income, mainly attributable to a decrease in loan prepayment fees.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 66.69 percent for the third quarter of fiscal 2023 from 79.74 percent in the same period last year. For the first nine months of fiscal 2023, the Corporation’s efficiency ratio improved to 67.33 percent from 73.07 percent for the same period of fiscal 2022. The improvement in the efficiency ratio during the current quarter compared to the same quarter last year was due mainly to higher total revenues. The improvement in the efficiency ratio during the first nine months of fiscal 2023 compared to the same period the prior year was due to higher total revenues, partly offset by higher non-interest expenses.

Return on average assets was 0.72 percent in the third quarter of fiscal 2023, up 15 basis points from 0.57 percent in the same period last year. For the first nine months of fiscal 2023, return on average assets was 0.72 percent, down two basis points from 0.74 percent in the same period last year.

Return on average stockholders’ equity was 7.12 percent in the third quarter of fiscal 2023, up from 5.33 percent in the same period last year. For the first nine months of fiscal 2023, return on average stockholders’ equity was 6.94 percent, unchanged from the same period last year.

Diluted earnings per share for the third quarter of fiscal 2023 were $0.33, up 43 percent from $0.23 in the same period last year. For the first nine months of fiscal 2023, diluted earnings per share were $0.94, up six percent from $0.89 in the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2023 and 2022. Net interest income increased $1.9 million or 25 percent to $9.4 million from $7.5 million for the same quarter last year. The increase in net interest income was due to a higher net interest margin and, to a lesser extent, higher average earning assets. The higher net interest margin was due to a shift in the composition of interest-earning assets towards higher yielding loans held for investment and an increase in the average yield on interest-earning deposits reflecting recent increases in the targeted federal funds rate, including a 50-basis point increase during the current quarter, to a range of 4.75% to 5.00%; partly offset by increases in the weighted average cost and average balance of customer deposits and borrowings. The net interest margin during the third quarter of fiscal 2023 increased 39 basis points to 3.00 percent from 2.61 percent in the same quarter last year. The average yield on interest-earning assets increased 97 basis points to 3.83 percent in the third quarter of fiscal 2023 from 2.86 percent in the same quarter last year while the average cost of interest-bearing liabilities increased by 65 basis points to 0.93 percent in the third quarter of fiscal 2023 from 0.28 percent in the same quarter last year. The average balance of interest-earning assets increased by nine percent to $1.25 billion in the third quarter of fiscal 2023 from $1.16 billion in the same quarter last year. The increase in earning assets was primarily due to an increase in the average balance of loans receivable, partly offset by decreases in the average balance of both investment securities and interest-earning deposits. The average balance of interest-bearing liabilities increased by $95.4 million, or nine percent, to $1.14 billion in the third quarter of fiscal 2023 from $1.04 billion in the same quarter last year primarily reflecting an increase in the average balance of borrowings and, to a lesser extent, the average balance of time deposits, partly offset by a decrease in the average balance of transaction accounts.

For the Nine Months Ended March 31, 2023 and 2022.  Net interest income increased $4.7 million or 20 percent to $27.8 million for the first nine months of fiscal 2023 from $23.1 million in the same period in fiscal 2022, as a result of a higher net interest margin and, to a lesser extent, a higher average interest-earning asset balance. The net interest margin was 3.03 percent in the first nine months of fiscal 2023, an increase of 38 basis points from 2.65 percent in the same period of fiscal 2022, primarily due to an increase in the average yield on interest-earning assets which exceeded the increase in the average cost of interest-bearing liabilities. The weighted-average yield on interest-earning assets increased by 68 basis points to 3.61 percent in the first nine months of fiscal 2023 from 2.93 percent in the same period last year, while the weighted-average cost of interest-bearing liabilities increased by 33 basis points to 0.64 percent for the first nine months of fiscal 2023 as compared to 0.31 percent in the same period last year. The average balance of interest-earning assets increased $59.5 million, or five percent, to $1.22 billion in the first nine months of fiscal 2023 from $1.16 billion in the comparable period of fiscal 2022, primarily reflecting an increase in the average balance of loans receivable, partly offset by decreases in the average balance of both investment securities and interest-earning deposits. The average balance of interest-bearing liabilities increased by $58.0 million, or six percent, to $1.11 billion in the first nine months of fiscal 2023 from $1.05 billion in the same period last year primarily reflecting an increase in the average balance of borrowings and, to a lesser extent, the average balance of time deposits, partly offset by a decrease in the average balance of transaction accounts.

Interest Income:

For the Quarters Ended March 31, 2023 and 2022. Total interest income increased $3.7 million, or 45 percent, to $12.0 million for the third quarter of fiscal 2023 as compared to $8.3 million for the same quarter of fiscal 2022. The increase was due primarily to an increase in interest income from loans receivable.

Interest income on loans receivable increased by $3.4 million, or 45 percent, to $11.0 million in the third quarter of fiscal 2023 from $7.6 million in the same quarter of fiscal 2022. The increase was due to a higher average balance and a higher average yield. The average balance of loans receivable increased $196.1 million, or 23 percent, to $1.05 billion in the third quarter of fiscal 2023 from $858.3 million in the same quarter last year. Total loans originated and purchased for investment in the third quarter of fiscal 2023 were $53.9 million, down 43 percent from $94.0 million in the same quarter last year. Loan principal payments received in the third quarter of fiscal 2023 were $17.5 million, down 67 percent from $53.6 million in the same quarter last year. The average yield on loans receivable increased by 65 basis points to 4.18 percent in the third quarter of fiscal 2023 from an average yield of 3.53 percent in the same quarter last year. Net deferred loan cost amortization in the third quarter of fiscal 2023 decreased 54 percent to $228,000 from $496,000 in the same quarter last year, attributable primarily to fewer loan payoffs. The higher weighted average loan yield was due primarily to the repricing of adjustable interest rate loans and new loan originations with higher weighted average interest rates. Adjustable-rate loans of approximately $97.4 million were repriced upward in the third quarter of fiscal 2023 by approximately 137 basis points from a weighted average 4.77 percent to 6.14 percent.

Interest income from investment securities increased by $33,000, or six percent, to $548,000 in the third quarter of fiscal 2023 from $515,000 for the same quarter of fiscal 2022. This increase was attributable to a higher average yield, partly offset by a lower average balance. The average yield on investment securities increased 30 basis points to 1.31 percent in the third quarter of fiscal 2023 from 1.01 percent for the same quarter last year. The increase in the average investment securities yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($181,000 vs. $328,000) due to lower total principal repayments ($6.9 million vs. $12.3 million) and, to a lesser extent, the upward repricing of adjustable-rate mortgage-backed securities. The average balance of investment securities decreased by $35.5 million, or 17 percent, to $167.7 million in the third quarter of fiscal 2023 from $203.2 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco distributed a $146,000 cash dividend to the Bank on its stock in the third quarter of fiscal 2023, up 19 percent from $123,000 in the same quarter last year. The average balance of FHLB – San Francisco stock in the third quarter of fiscal 2023 was $8.2 million, virtually unchanged from the same quarter of fiscal 2022 while the average yield was 7.09 percent, up 106 basis points from 6.03 percent.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $286,000 in the third quarter of fiscal 2023, up 633 percent from $39,000 in the same quarter of fiscal 2022. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield earned on interest-earning deposits in the third quarter of fiscal 2023 was 4.65 percent, up 447 basis points from 0.18 percent in the same quarter last year, due primarily to an increase in the interest rate paid on excess reserves. The average balance of  interest-earning deposits decreased by $61.4 million, or 71 percent, to $24.6 million in the third quarter of fiscal 2023 from $86.0 million in the same quarter last year primarily due to the utilization of these excess funds for loan portfolio growth.

For the Nine Months Ended March 31, 2023 and 2022.  Total interest income increased $7.6 million, or 30 percent, to $33.1 million for the first nine months of fiscal 2023 from $25.5 million in the same period of fiscal 2022. The increase was due primarily to an increase in interest income from loans receivable.

Interest income from loans receivable increased $6.7 million, or 28 percent, to $30.4 million in the first nine months of fiscal 2023 from $23.7 million for the same period of fiscal 2022. The increase was due to a higher average balance and, to a lesser extent, a higher weighted average yield. The average balance of loans receivable increased by $156.8 million, or 18 percent, to $1.01 billion for the first nine months of fiscal 2023 from $855.1 million in the same period of fiscal 2022. Total loans originated and purchased for investment in the first nine months of fiscal 2023 were $212.8 million, down three percent from $220.3 million in the same period last year. Loan principal payments received in the first nine months of fiscal 2023 were $77.2 million, down 57 percent from $180.1 million in the same period last year. The weighted average loan receivable yield during the first nine months of fiscal 2023 increased 31 basis points to 4.00 percent from 3.69 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to loans repricing upward, new loan originations with a higher average yield and a decrease in net deferred loan cost amortization to $727,000 in the first nine months of fiscal 2023 from $1.6 million in the same period of fiscal 2022. Adjustable-rate loans of approximately $280.1 million were repriced upward in the first nine months of fiscal 2023 by approximately 108 basis points from a weighted average 4.29 percent to 5.37 percent.

Interest income from investment securities increased $266,000, or 19 percent, to $1.6 million in the first nine months of fiscal 2023 from $1.4 million for the same period of fiscal 2022. This increase was attributable to a higher average yield, partly offset by a lower average balance. The average investment securities yield increased by 38 basis points to 1.24 percent in the first nine months of fiscal 2023 from 0.86 percent in the same period of fiscal 2022. The increase in the average investment securities yield was primarily attributable to a lower premium amortization ($622,000 compared to $1.3 million) due to lower total principal repayments ($23.8 million vs. $44.8 million) and, to a lesser extent, the upward repricing of adjustable rate mortgage-backed securities. The average balance of investment securities decreased by $35.2 million, or 17 percent, to $175.8 million in the first nine months of fiscal 2023 from $211.0 million in the same period of fiscal 2022. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.

The FHLB – San Francisco cash dividend received in the first nine months of fiscal 2023 was $414,000, up 13 percent from $368,000 in the same period of fiscal 2022. The average balance of FHLB – San Francisco stock in the first nine months of fiscal 2023 was $8.2 million, virtually unchanged from the same period of fiscal 2022 while the average yield was 6.70 percent, up 68 basis points from 6.02 percent.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, was $666,000 in the first nine months of fiscal 2023, up 534 percent from $105,000 in the same period of fiscal 2022. The increase was primarily due to a higher average yield. The average yield earned on interest-earning deposits increased by 346 basis points to 3.62 percent in the first nine months of fiscal 2023 from 0.16 percent in the comparable period last year, due primarily to an increase in the interest rate paid on excess reserves. The average balance of the interest-earning deposits in the first nine months of fiscal 2023 was $24.2 million, a decrease of $62.2 million or 72 percent, from $86.4 million in the same period of fiscal 2022.

Interest Expense:

For the Quarters Ended March 31, 2023 and 2022. Total interest expense increased by $1.9 million or 262 percent to $2.6 million in the third quarter of fiscal 2023 from $720,000 in the same quarter last year. The increase was attributable to higher interest expense on borrowings and time deposits, particularly brokered certificates of deposit.

Interest expense on deposits for the third quarter of fiscal 2023 was $879,000, a 221 percent increase from $274,000 for the same period last year. The increase in interest expense on deposits was attributable to a higher average balance and cost of time deposits. The average cost of deposits was 0.37 percent for the third quarter of fiscal 2023, up 25 basis points from 0.12 percent in the same quarter last year, attributable primarily to the average cost of time deposits (mainly brokered certificates of deposit) which increased 131 basis points to 1.87% for the third quarter of fiscal 2023 from 0.56 percent in the same quarter of fiscal 2022. The average balance of deposits decreased slightly to $962.0 million in the third quarter of fiscal 2023 from $963.1 million in the same quarter last year due to decreases in transaction accounts which was mainly offset by an increase in brokered certificates of deposit.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2023 increased $1.3 million, or 287 percent, to $1.7 million from $446,000 for the same period last year. The increase was primarily the result of a higher average balance and, to a lesser extent, a higher average cost. The average balance of borrowings increased by $96.5 million or 121 percent to $176.5 million in the third quarter of fiscal 2023 from $80.0 million in the same quarter last year and the average cost of borrowings increased by 171 basis points to 3.97 percent in the third quarter of fiscal 2023 from 2.26 percent in the same quarter last year.

For the Nine Months Ended March 31, 2023 and 2022.  Total interest expense increased $2.9 million, or 120 percent to $5.3 million in the first nine months of fiscal 2023 from $2.4 million in the same period last year. This increase was attributable primarily to interest expense on borrowing and, to a lesser extent, interest expense on time deposits

Interest expense on deposits for the first nine months of fiscal 2023 was $1.7 million, a $782,000 or 88 percent increase from $889,000 for the same period last year. The increase in interest expense on deposits was primarily attributable to a higher average cost of time deposits. The average cost of deposits was 0.23 percent, up 11 basis points from 0.12 percent in the same period last year, attributable primarily to time deposits (mainly brokered certificates of deposit) which increased 65 basis points to 1.24% for the first nine months of fiscal 2023 from 0.59% in the same period in fiscal 2022. The average balance of deposits increased slightly to $962.2 million in the first nine months of fiscal 2023 from $959.2 million in the same period last year due to increases in time deposits (particularly brokered certificates of deposit) and savings deposits, partly offset by a decrease in checking and money market deposits.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first nine months of fiscal 2023 increased by $2.2 million, or 138 percent, to $3.7 million from $1.5 million in the same period last year.  The increase in interest expense on borrowings was primarily the result of a higher average balance and, to a lesser extent, a higher average cost. The average balance of borrowings increased by $54.9 million or 62 percent to $143.9 million in the first nine months of fiscal 2023 from $89.0 million in the same period last year and the average cost of borrowings increased by 108 basis points to 3.38 percent in the first nine months of fiscal 2023 from 2.30 percent in the same period last year.

The following tables present the average balance sheets for the quarters and nine months ended March 31, 2023 and 2022, respectively. Average balances include loans accounted for on a non-accrual basis. Amortization of net deferred loan fees/costs is included with interest income on loans receivable.

Average Balance Sheets

	Quarter Ended			Quarter Ended
	March 31, 2023			March 31, 2022
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,054,431	$11,028	4.18%	$858,300	$7,581	3.53%
Investment securities	167,679	548	1.31%	203,171	515	1.01%
FHLB – San Francisco stock	8,239	146	7.09%	8,155	123	6.03%
Interest-earning deposits	24,615	286	4.65%	86,007	39	0.18%

Total interest-earning assets	1,254,964	12,008	3.83%	1,155,633	8,258	2.86%

Non interest-earning assets	32,416			32,346

Total assets	$1,287,380			$1,187,979

Interest-bearing liabilities:
Checking and money market accounts(2)	$475,958	$56	0.05%	$505,126	$54	0.04%
Savings accounts	316,980	42	0.05%	328,757	42	0.05%
Time deposits	169,105	781	1.87%	129,229	178	0.56%

Total deposits(3)	962,043	879	0.37%	963,112	274	0.12%

Borrowings	176,501	1,728	3.97%	80,000	446	2.26%

Total interest-bearing liabilities	1,138,544	2,607	0.93%	1,043,112	720	0.28%

Non interest-bearing liabilities	18,291			17,348

Total liabilities	1,156,835			1,060,460

Stockholders’ equity	130,545			127,519
Total liabilities and stockholders’ equity	$1,287,380			$1,187,979

Net interest income		$9,401			$7,538

Interest rate spread(4)			2.90%			2.58%
Net interest margin(5)			3.00%			2.61%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.23%			110.79%
Return on average assets			0.72%			0.57%
Return on average equity			7.12%			5.33%

(1)	Includes the average balance of non-performing loans of $1.0 million and $3.0 million and net deferred loan cost amortization of $228 thousand and $496 thousand for the quarters ended March 31, 2023 and 2022, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $107.1 million and $114.7 million during the quarters ended March 31, 2023 and 2022, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $167.6 million and $170.7 million in the quarters ended March 31, 2023 and 2022, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended			Nine Months Ended
	March 31, 2023			March 31, 2022
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,011,916	$30,365	4.00%	$855,080	$23,676	3.69%
Investment securities	175,802	1,632	1.24%	210,978	1,366	0.86%
FHLB – San Francisco stock	8,239	414	6.70%	8,155	368	6.02%
Interest-earning deposits	24,153	666	3.62%	86,402	105	0.16%

Total interest-earning assets	1,220,110	33,077	3.61%	1,160,615	25,515	2.93%

Non interest-earning assets	33,552			32,604

Total assets	$1,253,662			$1,193,219

Interest-bearing liabilities:
Checking and money market accounts(2)	$489,633	$177	0.05%	$504,282	$169	0.04%
Savings accounts	326,381	130	0.05%	320,999	128	0.05%
Time deposits	146,227	1,364	1.24%	133,872	592	0.59%

Total deposits(3)	962,241	1,671	0.23%	959,153	889	0.12%

Borrowings	143,887	3,655	3.38%	88,986	1,537	2.30%

Total interest-bearing liabilities	1,106,128	5,326	0.64%	1,048,139	2,426	0.31%

Non interest-bearing liabilities	17,147			17,722

Total liabilities	1,123,275			1,065,861

Stockholders’ equity	130,387			127,358
Total liabilities and stockholders’ equity	$1,253,662			$1,193,219

Net interest income		$27,751			$23,089

Interest rate spread(4)			2.97%			2.62%
Net interest margin(5)			3.03%			2.65%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.30%			110.73%
Return on average assets			0.72%			0.74%
Return on average equity			6.94%			6.94%

(1)	Includes the average balance of non-performing loans of $1.1 million and $5.0 million and net deferred loan cost amortization of $727 thousand and $1.6 million for the nine months ended March 31, 2023 and 2022, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $115.4 million and $117.7 million during the nine months ended March 31, 2023 and 2022, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $182.2 million and $167.0 million in the nine months ended March 31, 2023 and 2022, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision (recovery) for loan losses as a percentage of average interest-earning assets.

The following tables set forth the effects of changing rates and volumes on interest income and expense for the quarters and nine months ended March 31, 2023 and 2022, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended March 31, 2023 Compared
	To Quarter Ended March 31, 2022
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$1,397	$1,731	$319	$3,447
Investment securities	150	(90)	(27)	33
FHLB – San Francisco stock	22	1	—	23
Interest-earning deposits	961	(28)	(686)	247
Total net change in income on interest-earning assets	2,530	1,614	(394)	3,750

Interest-bearing liabilities:
Checking and money market accounts	6	(3)	(1)	2
Savings accounts	—	(1)	1	—
Time deposits	419	55	129	603
Borrowings	337	538	407	1,282
Total net change in expense on interest-bearing liabilities	762	589	536	1,887
Net increase (decrease) in net interest income	$1,768	$1,025	$(930)	$1,863

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2023 Compared
	To Nine Months Ended March 31, 2022
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$1,984	$4,340	$365	$6,689
Investment securities	593	(227)	(100)	266
FHLB – San Francisco stock	42	4	—	46
Interest-bearing deposits	2,251	(75)	(1,615)	561
Total net change in income on interest-earning assets	4,870	4,042	(1,350)	7,562

Interest-bearing liabilities:
Checking and money market accounts	13	(4)	(1)	8
Savings accounts	—	2	—	2
Time deposits	657	55	60	772
Borrowings	725	948	445	2,118
Total net change in expense on interest-bearing liabilities	1,395	1,001	504	2,900
Net increase (decrease) in net interest income	$3,475	$3,041	$(1,854)	$4,662

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision (Recovery) for Loan Losses:

For the Quarters Ended March 31, 2023 and 2022. During the third quarter of fiscal 2023, the Corporation recorded a provision for loan losses of $169,000, compared to a $645,000 recovery from the allowance for loan losses recorded during the same quarter last year. The provision for loan losses primarily reflects an increase in loans held for investment in the third quarter of fiscal 2023.

For the Nine Months Ended March 31, 2023 and 2022.  During the first nine months of fiscal 2023, the Corporation recorded a provision for loan losses of $430,000, compared to a recovery from the allowance for loan losses of $2.1 million in the same period of fiscal 2022. The provision for loan losses primarily reflects an increase in loans held for investment in the first nine months of fiscal 2023.

Non-performing assets, comprised solely of non-performing loans with underlying collateral located in California, decreased $478,000 or 34 percent to $945,000, or 0.07 percent of total assets, at March 31, 2023, compared to $1.4 million, or 0.12 percent of total assets, at June 30, 2022. Non-performing loans at March 31, 2023 were comprised of five single-family loans, while non-performing loans at June 30, 2022 were comprised of seven single-family loans. At both March 31, 2023 and June 30, 2022, there was no real estate owned.

Net loan recoveries for the quarter ended March 31, 2023 were $2,000 or 0.00 percent (annualized) of average loans receivable, as compared to net loan recoveries of $6,000 or 0.00 percent (annualized) of average loans receivable for the quarter ended March 31, 2022. For the nine months ended March 31, 2023, net loan recoveries were $7,000 or 0.00 percent (annualized) of average loans receivable, as compared to net loan recoveries of $433,000 or 0.07 percent (annualized) of average loans receivable for the nine months ended March 31, 2022.

Classified assets were $3.0 million at March 31, 2023, consisting of $1.5 million of loans in the special mention category and $1.5 million of loans in the substandard category; while classified assets at June 30, 2022 were $1.6 million, consisting of $224,000 of loans in the special mention category and $1.4 million of loans in the substandard category.

At March 31, 2023, the allowance for loan losses was $6.0 million, comprised of collectively evaluated allowances of $6.0 million and individually evaluated allowances of $38,000; up eight percent from $5.6 million at June 30, 2022. The allowance for loan losses as a percentage of gross loans held for investment was 0.56 percent at March 31, 2023, compared to 0.59 percent at June 30, 2022. The allowance for loan losses was determined through quantitative and qualitative adjustments including the Bank’s charge-off experience and reflects the impact on loans held for investment from the current general economic conditions of the U.S. and California economies.

Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment. See “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements for additional discussion regarding the allowance for loan losses.

Non-Interest Income:

For the Quarters Ended March 31, 2023 and 2022. Non-interest income decreased by $133,000, or 12 percent, to $981,000 in the third quarter of fiscal 2023 from $1.1 million in the same period last year, primarily due to a decrease in loan servicing and other fees.

Loan servicing and other fees decreased $133,000 or 56 percent to $104,000 in the third quarter of fiscal 2023 from $237,000 in the same quarter last year. The decrease was attributable primarily to lower loan prepayment fees resulting from fewer loan payoffs, particularly in multi-family loans. Total loan prepayment fees in the third quarter of fiscal 2023 were $48,000, down $182,000 or 79 percent from $230,000 in the same quarter last year. Total loan repayments were $17.5 million in the third quarter of fiscal 2023, down 67 percent from $53.6 million in the same quarter last year.

For the Nine Months Ended March 31, 2023 and 2022.  Total non-interest income decreased $611,000, or 17 percent, to $2.9 million for the nine months ended March 31, 2023 from $3.6 million for the same period last year. The decrease was primarily attributable to a decrease in loan servicing and other fees.

Loan servicing and other fees decreased by $540,000 or 62 percent to $327,000 in the first nine months of fiscal 2023 from $867,000 in the same period last year. The decrease was due primarily to a decrease in loan prepayment fees resulting from fewer loan payoffs, particularly in multi-family loans. Total loan prepayment fees in the first nine months of fiscal 2023 was $270,000, down $556,000 or 67 percent from $826,000 in the same period last year. Total loan repayments were $77.2 million in the first nine months of fiscal 2023, down 57 percent from $180.1 million in the same period last year. Other changes in non-interest income during the first nine months of fiscal 2023 compared to the same period in fiscal 2022, included a $73,000 or six percent decrease in card and processing fees.

Non-Interest Expense:

For the Quarters Ended March 31, 2023 and 2022.  Non-interest expenses increased by $25,000 or less than one percent to $6.9 million in the third quarter of fiscal 2023 from the same quarter last year. The increase in the non-interest expense in the third quarter of fiscal 2023 was primarily due to higher salaries and employee benefits expenses and higher deposit insurance premium and regulatory assessment, partly offset by lower equipment, professional and other operating expenses.

For the Nine Months Ended March 31, 2023 and 2022.  Non-interest expense for the nine months ended March 31, 2023 was $20.7 million, an increase of $1.2 million, or six percent, compared to $19.5 million in the nine months ended March 31, 2022. The increase was primarily attributable to an increase in salaries and employee benefits expense.

Salaries and employee benefits expense increased by $1.1 million, or nine percent, to $12.9 million in the first nine months of fiscal 2023 from $11.8 million in the same period of fiscal 2022. The increase was due primarily to the $1.2 million credit related to ERTC recorded in the first quarter of fiscal 2022 and not replicated in fiscal 2023.

Provision for Income Taxes:

The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, earnings from bank-owned life insurance policies, among others. Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarters Ended March 31, 2023 and 2022. The income tax provision was $966,000 for the third quarter of fiscal 2023, up 38 percent from $699,000 in the same quarter last year primarily due to higher pre-tax income. The effective tax rate in the third quarter of fiscal 2023 was 29.4 percent as compared to 29.2 percent in the same quarter last year.

For the Nine Months Ended March 31, 2023 and 2022.  The income tax provision was $2.8 million for the first nine months of fiscal 2023, an eight percent increase from $2.6 million in the same period last year, primarily reflecting higher pre-tax income. The effective income tax rate for the nine months ended March 31, 2023 and 2022 was 29.3 percent and 28.1 percent, respectively. The lower effective income tax rate in the first nine months of fiscal 2022 was attributable primarily to the tax benefits from the non-taxable treatment of the ERTC for state income tax purposes. The Corporation believes that the effective income tax rates applied in the first nine months of fiscal 2023 reflect its current income tax obligations.

Asset Quality

Non-performing assets were comprised solely of non-performing loans at both March 31, 2023 and June 30, 2022. Non-performing loans, net of the allowance for loan losses, consisting of loans with collateral located in California, were $945,000 at March 31, 2023, down 34 percent from $1.4 million at June 30, 2022. Non-performing loans as a percentage of loans held for investment at March 31, 2023 was 0.09%, down from 0.15% at June 30, 2022. The non-performing loans at March 31, 2023 were comprised of five single-family loans; while the non-performing loans at June 30, 2022 were comprised of seven single-family loans. No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing. There was no real estate owned at either March 31, 2023 or June 30, 2022.

As of March 31, 2023, total restructured loans were $1.4 million, down 69 percent from $4.5 million at June 30, 2022. At March 31, 2023, a total of $710,000 or 52 percent of these restructured loans were classified as non-performing; while at June 30, 2022, a total of $722,000 or 16 percent of these restructured loans were classified as non-performing. As of March 31, 2023, a total of $966,000 or 71 percent of the restructured loans had a current payment status, consistent with their modified payment terms. As of June 30, 2022, all of the restructured loans had a current payment status, consistent with their modified payment terms. Restructured loans which are performing in accordance with their modified terms and not otherwise classified as non-accrual are not included in non-performing assets. For further analysis on non-performing loans and restructured loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

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

The following table sets forth information with respect to the Corporation’s non-performing assets, net of allowance for loan losses, at the dates indicated:

	At March 31,	At June 30,
(In Thousands)	2023	2022
Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$235	$701
Total	235	701

Accruing loans past due 90 days or more	—	—

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	710	722
Total	710	722

Total non-performing loans	945	1,423

Real estate owned, net	—	—
Total non-performing assets	$945	$1,423

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	0.09%	0.15%

Non-performing loans as a percentage of total assets	0.07%	0.12%

Non-performing assets as a percentage of total assets	0.07%	0.12%

The following table summarizes classified assets, which is comprised of classified loans, net of allowance for loan losses and fair value adjustments, and real estate owned, if any, at the dates indicated:

	At March 31, 2023		At June 30, 2022
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$1,017	3	$224	1
Multi-family	511	1	—	—
Total special mention loans	1,528	4	224	1

Substandard loans:
Mortgage loans:
Single-family	945	5	1,423	9
Commercial real estate	550	1	—	—
Total substandard loans	1,495	6	1,423	9

Total classified loans	3,023	10	1,647	10

Real estate owned	—	—	—	—

Total classified assets	$3,023	10	$1,647	10

Total classified assets as a percentage of total assets	0.23%		0.14%

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold for the quarters and nine months indicated:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands)	2023	2022	2023	2022
Loans originated for sale:
Wholesale originations	$—	$—	$512	$—
Total loans originated for sale	—	—	512	—

Loans sold:
Servicing retained	—	—	(512)	—
Total loans sold	—	—	(512)	—

Loans originated for investment:
Mortgage loans:
Single-family	39,543	48,624	153,671	128,764
Multi-family	10,660	31,487	43,519	71,725
Commercial real estate	3,422	7,011	13,772	11,216
Construction	260	544	1,648	2,228
Commercial business loans	—	—	190	—
Total loans originated for investment	53,885	87,666	212,800	213,933

Loans purchased for investment
Mortgage loans:
Single-family	—	6,354	—	6,354
Total loans purchased for investment	—	6,354	—	6,354

Mortgage loan principal payments	(17,458)	(53,647)	(77,184)	(180,053)
Increase in other items, net⁽¹⁾	940	1,184	2,096	2,369

Net increase in loans held for investment	$37,367	$41,557	$137,712	$42,603

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first nine months of fiscal 2023 and 2022, the Corporation originated and purchased loans held for investment of $212.8 million and $220.3 million, respectively. At March 31, 2023, the Corporation had loan origination commitments totaling $8.9 million, undisbursed lines of credit totaling $914,000 and undisbursed construction loan funds totaling $2.9 million. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. During the first nine months of fiscal 2023 and 2022, total loan repayments were $77.2 million and $180.1 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first nine months of fiscal 2023, the net increase in deposits was $27.5 million or three percent, due primarily to an increase in time deposits (attributable to brokered certificates of deposit), partly offset by a decrease in transaction accounts. Transaction account balances decreased $57.4 million, or seven percent, to $777.0 million at March 31, 2023 from $834.4 million at June 30, 2022 and time deposits increased $85.0 million, or 70 percent, to $206.1 million at March 31, 2023 from $121.1 million at June 30, 2022. The increase in time deposits was due to a $95.3 million increase in brokered certificates of deposit with a weighted average cost of 4.37 percent (including broker fees). Brokered certificates of deposit totaled $95.3 million at March 31, 2023. At March 31, 2023, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $148.3 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $16.0 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At March 31, 2023, total cash and cash equivalents were $60.8 million, or five percent of total assets. Depending on market conditions and the pricing of deposit products and the FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of March 31, 2023, total borrowings were $205.0 million and the financing availability at the FHLB – San Francisco was limited to 35 percent of total assets. As a result, the remaining borrowing capacity available was $228.6 million and the remaining available collateral was $420.7 million. In addition, the Bank has secured a $135.8 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $93.3 million and investment securities with par value of $53.5 million. As of March 31, 2023, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its discount window or correspondent bank facility as of March 31, 2023.

The Bank continues to work with both the FHLB - San Francisco and Federal Reserve Bank of San Francisco to ensure that borrowing capacity is continuously reviewed and updated in order to be accessed seamlessly should the need arise. This includes establishing accounts and pledging assets as needed in order to maximize borrowing capacity and liquidity.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2023 decreased to 18.1 percent from 24.3 percent for the quarter ended June 30, 2022.

During the first nine months of fiscal 2023, the Corporation purchased 251,221 shares of the Corporation’s common stock under the April 2022 stock repurchase plan with a weighted average cost of $14.30 per share. As of March 31, 2023, there are 113,038 shares available for purchase until the plan expires on April 28, 2023. Subsequent to March 31, 2023, the Board of Directors extended the April 2022 stock repurchase plan for a period of one year or until completed, whichever occurs first. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.0 million based on the number of outstanding shares at March 31, 2023. At March 31, 2023, the Corporation (on an unconsolidated basis) had liquid assets of $6.0 million.

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

At March 31, 2023, the Bank exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at March 31, 2023 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of March 31, 2023
Tier 1 leverage capital (to adjusted average assets)	$123,456	9.59%	$51,493	4.00%	$64,366	5.00%
CET1 capital (to risk-weighted assets)	$123,456	17.90%	$48,279	7.00%	$44,831	6.50%
Tier 1 capital (to risk-weighted assets)	$123,456	17.90%	$58,625	8.50%	$55,176	8.00%
Total capital (to risk-weighted assets)	$129,530	18.78%	$72,419	10.50%	$68,970	10.00%

As of June 30, 2022
Tier 1 leverage capital (to adjusted average assets)	$124,871	10.47%	$47,699	4.00%	$59,624	5.00%
CET1 capital (to risk-weighted assets)	$124,871	19.58%	$44,653	7.00%	$41,463	6.50%
Tier 1 capital (to risk-weighted assets)	$124,871	19.58%	$54,221	8.50%	$51,032	8.00%
Total capital (to risk-weighted assets)	$130,565	20.47%	$66,979	10.50%	$63,790	10.00%

(1)	Inclusive of the conservation buffer of not less than 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.

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

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2023	2022	2022

Loans serviced for others (in thousands)	$33,960	$37,707	$39,936

Book value per share	$18.40	$17.66	$17.43

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

In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short average life. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances and, from time to time, brokered certificates of deposit as a secondary source of funding. Management believes retail deposits, unlike brokered certificates of deposit, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of March 31, 2023, the targeted federal funds rate range was 4.75% to 5.00%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2023 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$181,212	$32,135	$1,381,130	13.12%	+214	bp
+200 bp	$174,775	$25,698	$1,377,736	12.69%	+171	bp
+100 bp	$166,056	$16,979	$1,372,118	12.10%	+112	bp
-	$149,077	$—	$1,358,298	10.98%	—
-100 bp	$135,058	$(14,019)	$1,346,639	10.03%	-95	bp
-200 bp	$114,902	$(34,175)	$1,329,752	8.64%	-234	bp
-300 bp	$121,145	$(27,932)	$1,339,271	9.05%	-193	bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2023 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV as Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at March 31, 2023 and at a -100 basis point rate shock at June 30, 2022.

	At March 31, 2023		At June 30, 2022
	(-200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	10.98%		8.87%
Post-Shock NPV Ratio: NPV as a % of PV Assets	8.64%		8.54%
Sensitivity Measure: Change in NPV Ratio	-234	bp	-33	bp

The pre-shock NPV ratio increased 211 basis points to 10.98 percent at March 31, 2023 from 8.87 percent at June 30, 2022 and the post-shock NPV ratio increased 10 basis points to 8.64 percent at March 31, 2023 from 8.54 percent at June 30, 2022. The increase of the NPV ratios was primarily attributable to the changes in market interest rates, the composition of the balance sheet and net income in the first nine months of fiscal 2023, partly offset by a $9.5 million cash dividend distribution from the Bank to the Corporation in September 2022.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of March 31, 2023:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of March 31, 2023
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$54,398	$—	$—	$6,373	$60,771
Investment securities	8,985	—	—	154,602	163,587
Loans held for investment	243,680	164,107	240,438	429,479	1,077,704
FHLB - San Francisco stock	8,239	—	—	—	8,239
Other assets	3,610	—	—	21,369	24,979
Total assets	318,912	164,107	240,438	611,823	1,335,280

Repricing Liabilities and Equity:
Checking deposits - non interest-bearing	—	—	—	108,479	108,479
Checking deposits - interest bearing	48,762	97,523	97,523	81,269	325,077
Savings deposits	61,081	122,161	122,161	—	305,403
Money market deposits	19,009	19,009	—	—	38,018
Time deposits	164,345	33,171	6,605	1,948	206,069
Borrowings	150,010	55,000	—	—	205,010
Other liabilities	1,115	—	—	16,703	17,818
Stockholders' equity	—	—	—	129,406	129,406
Total liabilities and stockholders' equity	444,322	326,864	226,289	337,805	1,335,280

Repricing gap positive (negative)	$(125,410)	$(162,757)	$14,149	$274,018	$—
Cumulative repricing gap:
Dollar amount	$(125,410)	$(288,167)	$(274,018)	$—	$—
Percent of total assets	(9)%	(22)%	(21)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

The static gap analysis shows a negative position in the 12 months or less and Greater than 1 year to 3 years "cumulative repricing gap - dollar amount" categories, indicating more liabilities are sensitive to repricing than assets. Management views non interest-bearing checking deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecast balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100 and minus 100, 200 and 300 basis points.

The following table describes the results of the analysis at March 31, 2023 and June 30, 2022.

At March 31, 2023		At June 30, 2022
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-1.16%	+300 bp	3.32%
+200 bp	-0.77%	+200 bp	2.14%
+100 bp	-0.31%	+100 bp	1.05%
-100 bp	-0.89%	-100 bp	-0.09%
-200 bp	-2.11%	-200 bp	-3.28%
-300 bp	-4.80%	-300 bp	-7.71%

At March 31, 2023, the Corporation was close to neutral to slightly liability sensitive as its interest-bearing liabilities at this date are expected to reprice more quickly than its interest-earning assets during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects a slight decrease in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results also project a slight decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2023 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2022 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2023.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
January 1, 2023 – January 31, 2023	35,000	$14.17	35,000	176,345
February 1, 2023 – February 28, 2023	27,945	$14.41	27,945	148,400
March 1, 2023 – March 31, 2023	35,362	$14.05	35,362	113,038
Total	98,307	$14.20	98,307	113,038

(1)	The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

On April 28, 2022, the Board of Directors of the Corporation announced the repurchase of up to five percent of the Corporation’s common stock, approximately 364,259 shares. The April 2022 stock repurchase plan will continue for a period of one year or until completed, whichever occurs first.

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 5, 2023	/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)